Form 10-K
period 2012-12-31
CAPITAL TRUST INC
filed 2013-03-26
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 1-14788
__________________________

Capital Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

345 Park Avenue, 10th Floor, New York, NY	10154
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 655-0220
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
Class A common stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $47,936,520 as of June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of March 25, 2013 there were 29,266,514 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “CT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

CAPITAL TRUST, INC.

PART I

Item 1.	Business

References herein to “Capital Trust,” “company,” “we,” “us” or “our” refer to Capital Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Our Company

We are a real estate finance company that focuses primarily on originating mortgage loans backed by commercial real estate assets. Our business plan is to create the premier global commercial real estate lending platform and to originate, acquire and manage commercial real estate loans and securities and other commercial real estate-related debt instruments. Our investment objective is to preserve and protect our capital while producing attractive risk-adjusted returns primarily through dividends generated from current income on our portfolio.

From the inception of our finance business in 1997 through December 19, 2012, we were a fully integrated, self-managed, real estate finance and investment management company that invested for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. On December 19, 2012, we consummated a strategic transaction that included, among other things, disposition of our investment management and special servicing business, including CT Investment Management Co., LLC, or CTIMCO, to an affiliate of The Blackstone Group L.P., or Blackstone. In conjunction with the sale, we entered into a management agreement, which in the form it was amended and restated on March 26, 2013, we refer to as the Management Agreement, with BREDS/CT Advisors L.L.C., which is an affiliate of Blackstone, whereby we became externally managed. We refer to BREDS/CT Advisors L.L.C. as our Manager, and we refer to the entire transaction as our Investment Management Business Sale.

We conduct our operations as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

On March 26, 2013, we filed a registration statement with the Securities and Exchange Commission, or SEC, related to a proposed offering of shares of our class A common stock. We plan to use substantially all the net proceeds from this offering to acquire our target assets in a manner consistent with our investment strategies and investment guidelines described below and for working capital and general corporate purposes.

We are traded on the New York Stock Exchange, or NYSE, under the symbol “CT.” Our principal executive offices are located at 345 Park Avenue, 10th Floor, New York, New York 10154, and our telephone number is (212) 655-0220. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.

Our Manager

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of real estate funds, private equity funds, hedge fund solutions, credit-oriented funds and closed-end funds. Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Through its different businesses, Blackstone had total assets under management of approximately $210.2 billion as of December 31, 2012.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of Blackstone’s global real estate group, which is the largest private equity real estate manager in the world with $56.7 billion of investor capital under management as of December 31, 2012.  Blackstone’s real estate group was co-founded in 1991 by John G. Schreiber, who currently serves as a member of our board of directors and is the chairman of our Manager’s investment committee. Jonathan D. Gray, who serves as global head of Blackstone’s real estate group, is a member of the board of directors of Blackstone and is a member of our Manager’s investment committee. In addition to the 220 professionals who are part of the global Blackstone real estate platform as of December 31, 2012, our Manager benefits from Blackstone’s global relationships with property owners, managers, lenders, brokers and advisors and the real-time knowledge derived from its broadly diversified real estate holdings.

Within Blackstone’s real estate group, our Manager forms part of Blackstone Real Estate Debt Strategies, or BREDS, which was launched by Blackstone in 2008 to pursue opportunities relating to debt and preferred equity investments globally, with a focus on the United States and Europe. Michael B. Nash, the chief investment officer and co-founder of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. As of December 31, 2012, 43 dedicated BREDS professionals managed approximately $6.8 billion of assets (including Capital Trust and assets previously under Capital Trust’s management).

Our chief executive officer and chief financial officer are senior BREDS professionals. None of our Manager, its executives and other personnel, including our executive officers supplied to us by our Manager, is obligated to dedicate any specific portion of its or their time to our business. Our Manager will at all times be subject to the supervision and oversight of our board of directors and has only such functions and authority as we delegate to it.

Sale of Investment Management Platform

On December 19, 2012, pursuant to a previously announced purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, and an assignment agreement, dated as of December 19, 2012, by and among us, Huskies Acquisition and Blackstone Holdings III L.P., or Holdings III, an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business, including CTIMCO and related private investment fund co-investments for a purchase price of $21.4 million. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into the Management Agreement with our Manager, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the Management Agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012.

In connection with our Investment Management Business Sale, we also disposed of 100% of the outstanding class A preferred stock of CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, and all of our active investment management mandates that we managed through CTIMCO and its subsidiaries, including with respect to:

•
CT Opportunity Partners I, LP, or CTOPI, on which we earned base management fees of 1.3% per annum of invested capital. However, we retained our entire carried interest in the fund pursuant to which we earn incentive compensation of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•	CT High Grade Partners II, LLC, on which we earned base management fees of 0.40% per annum on invested capital.

•	CT High Grade MezzanineSM, or CT High Grade I, on which we earned management fees of 0.25% per annum on invested capital for all CT High Grade I investments.

•	CT Large Loan 2006, Inc., on which we earned management fees of $805,000 per annum reflecting the cap on fees we had voluntarily imposed.

During the year ended December 31, 2012, we earned $6.3 million of management fees in connection with the foregoing mandates.

On December 19, 2012, we also closed our sale to Holdings III of 5.0 million shares of our class A common stock for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 5.0 million shares of class A common stock to Holdings III, we paid a previously announced $2.00 per share special cash dividend on December 20, 2012 to holders of record of our class A common stock at the close of business on November 12, 2012.

The assets we retained following our Investment Management Business Sale consist primarily of: (i) our cash and cash equivalents of $15.4 million as of December 31, 2012, (ii) our interests in CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, a vehicle we formed to own and finance certain legacy assets that we retained in connection with a comprehensive debt restructuring in 2011, (iii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager, and (iv) our subordinated interests in certain collateral debt obligations, or CT CDOs.

March 2011 Restructuring

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 Restructuring. Our March 2011 Restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners, LLC, or Five Mile Capital, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile Capital. Upon completion of our March 2011 Restructuring, we no longer had any recourse debt outstanding.

Following our March 2011 Restructuring, we retained a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset and its assets and liabilities were no longer included in our financial statements as of February 10, 2012.

Our Investment Strategy

Our investment strategy is to originate loans and invest in debt and related instruments supported by institutional quality commercial real estate in attractive locations. We expect to directly originate, co-originate and acquire debt instruments in conjunction with acquisitions, refinancings and recapitalizations of commercial real estate around the world. While the majority of our capital likely will be invested in the United States, we expect to benefit from Blackstone’s global real estate debt platform, which includes a team of 5 investment professionals, based in London that focuses on commercial real estate debt investment opportunities throughout Europe.

As market conditions evolve over time, we expect to adjust our investment strategy to adapt to such changes as appropriate.

Our Target Assets

The assets in which we intend to invest will include the following types of commercial real estate loans and other debt-oriented investments, focusing primarily on the lodging, office, retail, industrial, residential and healthcare real estate sectors in the United States and Europe, including, but not limited to:

•
Mortgage Loans. We intend to focus on originating mortgage loans that are backed by commercial real estate assets. These loans are secured by real estate and evidenced by a first priority mortgage. These loans may vary in duration, may bear interest at a fixed or floating rate, and may amortize and typically require a balloon payment of principal at maturity. These investments may encompass a whole loan or may also include pari passu participations within such a mortgage loan.

•
Other Loans and Investments. Although we expect that originating mortgage loans will be our primary area of focus, we also expect to originate and invest in other commercial real estate loans and other debt-oriented investments including:

o
Subordinate Mortgage Interests. These are interests, often referred to as “B Notes,” in a junior portion of the mortgage loan. Subordinate mortgage interests have the same borrower and benefit from the same underlying secured obligation and collateral as the holder of a mortgage loan. These subordinate interests may include pari passu participations within such interest and may also be evidenced by their own promissory notes or may be evidenced by a junior participation in a mortgage loan. In either case, the interests are subordinated to the A Note or senior participation interest by virtue of a contractual arrangement, which typically governs payment priority and each party’s rights and remedies with respect to the mortgage loan. As a general matter, following a default under the mortgage loan, all amounts are paid sequentially first to the A-Note or senior participation interest and then to the B Note or subordinate participation interest. The holder of the senior participation interest typically has the exclusive authority to administer the loan, granting the holder of the subordinate mortgage interest discretion over specified major decisions. In some cases, there may be multiple senior and/or junior interests in a single mortgage loan;

o
Mezzanine Loans. These are loans (including pari passu participations in such loans) made to the owners of a mortgage borrower and secured by a pledge of equity interests in the mortgage borrower. These loans are subordinate to a first mortgage loan but senior to the owners’ equity. These loans may be tranched into senior and junior mezzanine loans, with the junior mezzanine lenders secured by a pledge of the equity interests in the more senior mezzanine borrower. Following a default on a mezzanine loan, and subject to negotiated terms with the mortgage lender or other mezzanine lenders, the mezzanine lender generally has the right to foreclose on its equity interest and become the owner of the property, directly or indirectly, subject to the lien of the first mortgage and any debt senior to it including any outstanding senior mezzanine debt. In addition, the mezzanine lender typically has additional rights vis-à-vis the more senior lenders, including the right to cure defaults under the mortgage loan and any senior mezzanine loan and purchase the mortgage loan and any senior mezzanine loan, in each case under certain circumstances following a default on the mortgage loan;

o
Preferred Equity. These are investments subordinate to any junior mezzanine loan, but senior to the owners’ common equity. Preferred equity investments typically pay a dividend, rather than interest payments and often have the right for such dividends to accrue if there is insufficient cash flow to pay currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property;

o
Real Estate Securities. These are interests in real estate which may take the form of commercial mortgage-backed securities, or CMBS, or collateralized loan obligations, or CLOs. In each case, these interests are collateralized by pools of real estate debt instruments, often first mortgage loans. The underlying loans are aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, which act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority and ratings; and

o
Note Financing. These are loans secured by other mortgage loans, subordinate mortgage interests, and mezzanine loans. Following a default under a note financing, the lender providing the note financing would succeed to the rights of lender on the underlying loan interests.

Subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exemption from registration under the Investment Company Act, we may also invest in other commercial real estate-related debt investments.

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to different prevailing market conditions, including with respect to interest rates and general economic and credit market conditions.

Competition

We are engaged in a competitive business. In our lending and investment activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns.

We may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A— “Risk Factors—Risks Related to Our Lending and Investment Activities— We operate in a competitive market for lending and investment opportunities and competition may limit our ability to originate or acquire desirable loans and investments in our target assets and could also affect the yields of these assets.”

Employees

We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us. Our executive officers serve as officers of our Manager. We do not have any employees.

Government Regulation

Our operations in the United States are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (1) regulate credit granting activities; (2) establish maximum interest rates, finance charges and other charges; (3) require disclosures to customers; (4) govern secured transactions; and (5) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Furthermore, our international activities are also subject to local regulations.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In the wake of the recent global financial crisis, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage and disclosure. While we expect that new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition or results of operations or prospects.

Taxation of the Company

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and will not be able to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have formed several taxable REIT subsidiaries, or TRS. Any TRS we own will pay federal, state and local income tax on its net taxable income.

See Item 1A—"Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items" for additional tax status information.

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

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Exchange Act which involve certain risks and uncertainties. Forward-looking statements may predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the effects of the recent dislocation in the financial markets and general economic recession upon our ability to invest and manage our investments;

•	the general political, economic and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads, magnified by the current turmoil in the credit markets;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital, especially in the current constrained financial markets;

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

•
events, contemplated or otherwise, such as acts of God including hurricanes, earthquakes, and other natural disasters, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investment;

•	the cost of operating our platform, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•
authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, the SEC, the Internal Revenue Service, or IRS, the NYSE, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

•	those items discussed in risk factors set forth below.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations.

Risks Related to Our Lending and Investment Activities

Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt in or relating to real estate-related businesses, assets or interests.  Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for entities in which we have an investment, or “borrower entities,” to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control.  The value of securities of companies that service the real estate business sector may also be affected by such risks.

While real estate fundamentals appear to be improving, we cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will continue to improve or whether they will deteriorate further. Continuing declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition and results from operations. In addition, while improved real estate fundamentals may result in increased investment opportunities for us, market conditions relating to real estate debt investments have evolved since the global financial crisis, which has resulted in a modification to certain loan structures and/or market terms. Any such changes in loan structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.

Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation; and

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor.  In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments, and could adversely affect our results of operations and financial condition.

Interest rate fluctuations could reduce our ability to generate income on our investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures will relate to the yield on our investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates will affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates.

Our operating results will depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments.

Prepayment rates may adversely affect the value of our portfolio of assets.

The value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. Prepayment rates on loans may be affected by a number of factors including, but not limited to, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks. In periods of declining interest rates, prepayment rates on loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

The lack of liquidity in certain of our target assets may adversely affect our business.

The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as mortgages, B Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.  In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner.  Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject to us losses and other risks relating to bankruptcy proceedings.

While it is generally anticipated that our future loans and investments will focus primarily on “performing” real estate related interests, our loans and investments may include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following our acquisition thereof.  Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrwers or issuers.  Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties.  The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected.  Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy with respect thereto will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that we will be able to identify and implement successful restructuring programs and improvements with respect to any distressed loans or investments we may have from time to time.

These financial difficulties may never be overcome and may cause borrower entities to become subject to bankruptcy or other similar administrative proceedings.  There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein.  For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws.  Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions held by us, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes and servicers under inter-creditor or servicing agreements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

B Notes, mezzanine loans and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures will expose us to greater risk of loss.

We may from time to time originate or acquire B Notes, mezzanine loans and other investments that are subordinated or otherwise junior in an issuer’s capital structure (such as preferred equity) and that involve privately negotiated structures.  To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual inter-creditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks.  For example, the rights of holders of B Notes to control the process following a borrower default may vary from transaction to transaction. Further, B Notes typically are secured by a single property and accordingly reflect the risks associated with significant concentration.

Like B Notes, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan.  In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a credit worthy entity, which could include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We may invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower under a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses

The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

There are increased risks involved with construction lending activities.

We may invest in loans which fund the construction of commercial properties. Construction lending generally is considered to involve a higher degree of risk than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post completion.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a loss of the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which would have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

We intend to invest a material portion of our capital in assets outside the United States if our Manager deems such investments appropriate in its discretion. To the extent that we invest in non-domestic real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	political hostility to investments by foreign investors;

•	higher rates of inflation;

•	higher transaction costs;

•	difficulty enforcing contractual obligations;

•	fewer investor protections;

•
certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments, and

•	potentially adverse tax consequences.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition.

The ongoing Eurozone financial crisis may have an adverse effect on investments in Europe and the break up of the Eurozone, or the exit of any member state, would create uncertainty and could affect our investments directly.

We expect that a portion of our investments will consist of target assets secured by European collateral. The ongoing situation relating to the sovereign debt of several countries, including Greece, Ireland, Italy, Spain and Portugal, together with the risk of contagion to other, more financially stable countries, has exacerbated the difficult global financial situation. The situation has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.

In addition, if we hold any assets that are denominated in Euros or British pounds sterling (including loans secured on such assets), such as assets in continental Europe, further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations that are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we held any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

Our success depends on the availability of attractive investments and our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.

Our operating results are dependent upon the availability of, as well as our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot make any assurances that our Manager will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

We operate in a competitive market for lending and investment opportunities and competition may limit our ability to originate or acquire desirable loans and investments in our target assets and could also affect the yields of these assets.

A number of entities compete with us to make the types of loans and investments that we seek to make. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, as we can provide no assurance that we will be able to identify and originate loans or make investments that are consistent with our investment objectives.

Our loans and investments may be concentrated in terms of geography, asset types and sponsors.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that are subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.

To the extent that our portfolio is concentrated in any one region or type of asset, downturns relating generally to such region or type of asset may result in defaults on a number of our investments within a short time period, it could adversely affect our results of operations and financial condition.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We may acquire assets in transactions denominated in foreign currencies, including in Euros or British pounds sterling, which exposes us to foreign currency risk.  As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions.  Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses.

Before making investments for us, our Manager will conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Manager will evaluate our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Insurance on loans and real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

The impact of any future terrorist attacks and the availability of affordable terrorism insurance expose us to certain risks.

Terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the U.S. financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the U.S. financial markets, the economy or our business.  Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments.  Some of our loans and investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are prominent landmarks or public attractions.  We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.

In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2007, which extended TRIA through the end of 2014, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses.  However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2014.  The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

We may need to foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests.  Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Liability relating to environmental matters may impact the value of properties that we may acquire upon foreclosure of the properties underlying our investments.

To the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, thus harming our financial condition. The discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.

We may be subject to lender liability claims, and if we are held liable under such claims, we could be subject to losses.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. We cannot assure prospective investors that such claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Any investments we make in CMBS, CLOs, CDOs and other similar structured finance investments would pose additional risks, including the risks of the securitization process and the risk that any special servicer may take actions that could adversely affect our interests

We may from time to time invest in CMBS, CLOs, CDOs and other similar securities, which are subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities are the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Thus, there is generally only a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures.  The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities.  A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as has occurred throughout the recent economic recession and weak recovery.

Subordinate interests such as CLOs, CDOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments and volatility in CLO and CDO trading markets may cause the value of these investments to decline.  In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the CMBS, CLOs and CDOs in which we may invest, control over the of the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments may be rated by rating agencies such as Moody’s Investors Service, Fitch Ratings, Standard & Poor’s, DBRS, Inc., Realpoint LLC or Kroll Bond Rating Agency. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

Investments in non-conforming and non-investment grade rated loans or securities involve increased risk of loss.

Many of our future investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is typically the case for private loans) or will be rated as non-investment grade by the rating agencies.  Private loans often are not rated by a credit rating agency.  Non-investment grade ratings typically results from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment grade-rated assets. Any loss we incur may be significant and may adversely affect our results of operations and financial condition. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

Some of our investments and investment opportunities may be in synthetic form.

Synthetic investments are contracts between parties whereby payments are exchanged based upon the performance of another security or asset, or “reference asset.” In addition to the risks associated with the performance of the reference asset, these synthetic interests carry the risk of the counterparty not performing its contractual obligations. Market standards, GAAP accounting methodology, regulatory oversight and compliance requirements, tax and other regulations related to these investments are evolving, and we cannot be certain that their evolution will not adversely impact the value or sustainability of these investments. Furthermore, our ability to invest in synthetic investments, other than through taxable REIT subsidiaries, may be severely limited by the REIT qualification requirements because synthetic investment contracts generally are not qualifying assets and do not produce qualifying income for purposes of the REIT asset and income tests.

We may invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments.  Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss.  The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses.  The value of such derivatives also depends upon the price of the underlying instrument or commodity.  Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty.  In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses.  Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange.  The risk of nonperformance by the obligor on such an instrument may be greater and the ease with we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument.  In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange.  Such over-the-counter derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange traded instruments.

In addition, we may invest in derivative instruments that are neither presently contemplated nor currently available, but which may be developed in the future, to the extent such opportunities are both consistent with our investment objectives and legally permissible.  Any such investments may expose us to unique and presently indeterminate risks, the impact of which may not be capable of determination until such instruments are developed and/or we determine to make such an investment.

We may experience a decline in the fair value of our assets.

A decline in the fair value of our assets may require us to recognize an “other-than-temporary” impairment against such assets under GAAP if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the original acquisition cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be other-than-temporarily impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we experience a decline in the fair value of our assets, it could adversely affect our results of operations and financial condition.

Some of our portfolio investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our class A common stock could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Additionally, our results of operations for a given period could be adversely affected if its determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal. The valuation process has been particularly challenging recently, as market events have made valuations of certain assets more difficult, unpredictable and volatile.

Risks Related to Our Financing and Hedging

We may incur a significant amount of debt, which may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

Subject to market conditions and availability, we may incur a significant amount of debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•
we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and

•	we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.

There can be no assurance that a leveraging strategy will be successful and may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

Lenders may require us to enter into restrictive covenants, which would restrict our flexibility to determine our operating policies and investment strategy.

When we obtain debt financing, lenders (especially in the case of credit facilities) may impose various restrictive covenants or require us to meet or maintain certain financial ratios or other requirements that may restrict our flexibility to determine our operating policies and investment strategy.  In particular, the providers of bank credit facilities and repurchase agreement financing may require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly. In addition, lenders may require that our Manager or one or more of our Manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Any bank credit facilities, repurchase agreements or other financing that we may use in the future to finance our assets, may require us to provide additional collateral or pay down debt.

We anticipate that we will also utilize bank credit facilities (including term loans and revolving facilities), repurchase agreements or other financing to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin would reduce our cash available to make other, higher yielding investments (thereby decreasing our return on equity).  If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy.  In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We intend to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such an investment. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

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

Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. The risks of a duration mismatch are magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our liabilities have set maturity dates.

Interest rate fluctuations could increase our financing costs, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Our investments include loans with both floating interest rates and fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that they may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We may depend on bank credit facilities, repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and other sources of financing to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and repurchase agreements on acceptable terms.  We may also rely on short-term financing that would be especially exposed to changes in availability.  To date, we do not currently have any bank credit facilities, repurchase agreements (other than a repurchase agreement in place at our subsidiary, CT Legacy Asset, LLC, that is not recourse to us) or other material financing in place.  Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our class A common stock.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions, such as the severe dislocation in the capital and credit markets that began in 2008, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets, such as the dislocation that occurred in 2008 and 2009, could adversely affect one or more private lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price.  No assurance can be given that we will be able to obtain any such financing on favorable terms or at all.

Any warehouse facilities that we may obtain in the future may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.

We may utilize, if available, warehouse facilities pursuant to which we would accumulate loans in anticipation of a securitization or other financing, which assets would be pledged as collateral for such facilities until the securitization or other transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization or other financing would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could demand repayment of the facility, and in the event that we were unable to timely repay, could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization or other financing is consummated, if any of the warehoused collateral is sold before the completion, we would have to bear any resulting loss on the sale.

We may use securitizations to finance our loans and investments, which structures may expose us to risks that could result in losses.

We may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of portfolio investments. We may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Additionally, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses.  The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

We may be subject to losses arising from future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment partners.

We have in the past and may in the future guarantee the performance of our subsidiaries’ obligations, including, but not limited to, our repurchase agreements, derivative agreements and unsecured indebtedness. In the future we may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner.  Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation.  The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We are subject to counterparty risk associated with our debt obligations.

Our counterparties for critical financial relationships may include both domestic and international financial institutions. Many of them have been severely impacted by the credit market turmoil and have been experiencing financial pressures.  In some cases, our counterparties have filed for bankruptcy, leading to financial losses for us.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we intend to pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

•	available interest or currency rate hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a taxable REIT subsidiary, or TRS) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;

•	we may fail to recalculate, readjust and execute hedges in an efficient manner; and

•	legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce risks, unanticipated changes in interest rates, credit spreads or currencies may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.

In addition, some hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, or that and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions, and the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.

We are subject to counterparty risk associated with our hedging activities.

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments).  If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding.  In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value.  If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security.  We may obtain only a limited recovery or may obtain no recovery in such circumstances. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely affect our results of operations and financial condition.

We may fail to qualify for, or choose not to elect, hedge accounting treatment.

We intend to record derivative and hedging transactions in accordance with Financial Accounting Standards Board, or FASB, ASC 815, Derivatives and Hedging. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

If we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

Recently adopted rules under the Dodd–Frank Act establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under this regulatory framework, mortgage real estate investment trusts, or mREITs, that trade in commodity interest positions (including swaps) are considered “commodity pools” and the operators of such mREITs would be considered “commodity pool operators,” or CPOs.  Absent relief, a CPO must register with the U.S. Commodity Futures Trading Commission, or CFTC, and become a member of the National Futures Association, or NFA, which requires compliance with NFA’s rules and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct.  We may from time to time, directly or indirectly, invest in instruments that meet the definition of “swap” under the new rules which may subject us to oversight by the CFTC.  Our board of directors has appointed our Manager to act as our CPO in the event we are deemed a commodity pool.

In the event that we invest in commodity interests, absent relief, our Manager would be required to register as a CPO. Our Manager may therefore seek and rely on no-action relief from registration with the CFTC or claim an exemption from registration as a CPO with the CFTC, including pursuant to CFTC Rule 4.13(a)(3). CFTC Rule 4.13(a)(3) requires that, among other things, the pool’s trading in commodity interest positions (including both hedging and speculative positions, and positions in security futures) is limited so that either (i) no more than 5% of the liquidation value of the pool’s portfolio is used as initial margin, premiums and required minimum security deposits to establish such positions, or (ii) the aggregate net notional value of the pool’s trading in such positions does not exceed 100% of the pool’s liquidation value.  Therefore, unlike a registered CPO, we will not be required to provide prospective investors with a CFTC compliant disclosure document, nor will we be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs, in connection with any offerings of shares.

As an alternative to the exemption from registration, our Manager may register as a CPO with the CFTC and avail itself of certain disclosure, reporting and record-keeping relief under CFTC Rule 4.7.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive interpretive relief from the CFTC on this matter, are unable to claim an exemption from registration and fail to comply with the regulatory requirements of these new rules, we may be unable to use certain types of hedging instruments or me may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could adversely affect our results of operations and financial condition.

Risks Related to the Investment Management Business Sale and Our Relationship with Our Manager

We depend on our Manager and its personnel for our success.  We may not find a suitable replacement for our Manager if the Management Agreement is terminated, or if key personnel leave the employment of our Manager or Blackstone or otherwise become unavailable to us.

We are externally managed and advised by our Manager, an affiliate of Blackstone. We have no employees and all of our officers are employees of Blackstone or its affiliates. We are completely reliant on our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.

Our success will depend to a significant extent upon the efforts, experience, diligence, skill and network of business contacts of the executive officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of Blackstone. These individuals will evaluate, negotiate, execute and monitor our investments and advise us regarding maintenance of our REIT status and exemption from regulation under the Investment Company Act; therefore, our success will depend on their continued service with our Manager and its affiliates. The departure of one or more of the executive officers or key personnel from our Manager and its affiliates could have a material adverse effect on our performance.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The initial term of the Management Agreement only extends until December 19, 2015. Thereafter, the Management Agreement will be renewable for one-year terms; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

The personnel of our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.

Neither our Manager nor any other Blackstone affiliate is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager may have conflicts in allocating its time, resources and services among our business and any other investment vehicles and accounts our Manager (or its personnel) may manage. Each of our officers is also an employee of our Manager or another Blackstone affiliate, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by Blackstone and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.

Our Manager manages our portfolio pursuant to very broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and investments and which could adversely affect our results of operations and financial condition.

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion in investment, financing, asset allocation and hedging decisions.  Our board of directors will periodically review our investment guidelines and our investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed investments or the Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of investments it makes for us, and how such investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain investments, including speculative investments, which increase the risk of our investment portfolio.

We will pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to a base management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we may be required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

In addition, our Manager has the ability to earn incentive fees each quarter based on our excess earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

We may compete with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Blackstone has appointed two nominees to serve on our board of directors (one of whom serves as executive chairman of our board of directors), and Stephen D. Plavin, our chief executive officer and a member of our board, Geoffrey G. Jervis, our chief financial officer, Randall S. Rothschild, our secretary and managing director, legal and compliance and Thomas C. Ruffing, our managing director, asset management, are executives of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•
Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to Capital Trust’s and therefore may engage in competing activities with Capital Trust.  In particular, BREDS, part of Blackstone’s real estate investment business, seeks to invest in a broad range of real estate-related debt investments via several different investment funds, managed accounts and other vehicles.

•
Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different asset management, advisory and other businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone expects to utilize for purposes of identifying and managing its investments. For example, Blackstone may come into possession of material non-public information with respect to companies in which our Manager may be considering making an investment in companies that are Blackstone’s and its affiliates’ advisory clients. As a consequence, that information, which could be of benefit to our Manager, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise an advisory client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, to engage in businesses or activities competitive with such companies.

•
Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and other persons or entities, whether or not the investment objectives or policies of any such persons or entities are similar to those of ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto), which we refer to as the Blackstone Funds. The respective investment guidelines and programs of our business and the Blackstone Funds may or may not overlap, in whole or in part, and if there is any such overlap investment opportunities will be allocated between us and the Blackstone Funds in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Funds. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Funds that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

While our Manager will seek to manage potential conflicts of interest in a fair and equitable manner in accordance with the investment allocation policy and procedures of our Manager and/or its affiliates with respect to the allocation of investment opportunities among us and one or more Blackstone Funds (as the same may be amended, updated or revised from time to time without prior notice from our Manager or our consent), which we refer to as the Allocation Policy, and as required pursuant to the Management Agreement, the portfolio strategies employed by our Manager, Blackstone or their affiliates in managing the Blackstone Funds could conflict with the strategies employed by our Manager in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the securities and instruments in which we invest. Conversely, participation in specific investment opportunities may be appropriate, at times, for both us and the Blackstone Funds. Our Manager has an investment allocation policy in place which provides that investment opportunities falling within the shared investment objectives of our business and the Blackstone Funds will generally be allocated on a basis that our Manager and applicable Blackstone affiliates determine to be fair and reasonable in accordance with the Allocation Policy, subject to legal, tax, regulatory, accounting and other considerations and taking into account a variety of factors. Our Manager is entitled to amend the Allocation Policy at any time without prior notice or our consent.  For additional information, see “Our Manager and the Management Agreement—Management Agreement—Additional Activities of Our Manager; Allocation of Investment Opportunities; Conflicts of Interest.”

•
Investments in Different Levels or Classes of an Issuer’s Securities.  From time to time, we and the Blackstone Funds may make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Fund in an equity or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities.  We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Funds. Such investments may conflict with the interests of such Blackstone Funds in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Our management agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We, CT Legacy REIT and CTOPI currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any such conflicts in a fair and equitable manner in accordance with the Allocation Policy and its prevailing policies and procedures with respect to conflicts resolution among the Blackstone Funds generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•
Pursuit of Differing Strategies. At times, the investment professionals employed by our Manager or its affiliates and other investment vehicles affiliated with our Manager and/or Blackstone may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment companies for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and/or investment companies should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and/or investment companies which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and/or investment companies. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.

•
Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the accounts, clients, entities, funds and/or investment companies that it manages. If the amount or structure of the base management fee, incentive fee and/or our Manager’s compensation differs among accounts, clients, entities, funds and/or investment companies (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain accounts, clients, entities, funds and/or investment companies over others. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those accounts, clients, entities, funds and/or investment companies that could most significantly benefit our Manager. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and/or investment companies. Additionally, our Manager might be motivated to favor accounts, clients, entities, funds and/or investment companies in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in the fund but holds investments in other Blackstone affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•
Investment Banking, Underwriting Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of investment banking, underwriting, advisory, and other services. In the regular course of its investment banking and advisory businesses, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, stockholders and institutions, with respect to transactions that could give rise to investments that are suitable for us. Blackstone will be under no obligation to decline any such engagements in order to make an investment opportunity available to us. In connection with its investment banking, advisory and other businesses, Blackstone may come into possession of information that limits its ability to engage in potential transactions. Our activities may be constrained as a result of the inability of Blackstone personnel to use such information. For example, employees of Blackstone not serving as employees of our Manager or its affiliates may be prohibited by law or contract from sharing information with members of our Manager’s investment team. Additionally, there may be circumstances in which one or more of certain individuals associated with Blackstone will be precluded from providing services to our Manager because of certain confidential information available to those individuals or to other parts of Blackstone. In certain sell-side assignments, the seller may permit Blackstone to act as a participant in such transaction, which would raise conflicts of interest inherent in such a situation. In addition, in connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest.  Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of Blackstone Funds, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which are not required to be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to a portfolio company’s securities, we or the applicable Blackstone fund holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

Blackstone has long-term relationships with a significant number of corporations and their senior management. In determining whether to invest in a particular transaction on our behalf, our Manager may consider those relationships (subject to its obligations under the Management Agreement), which may result in certain transactions that our Manager will not undertake on our behalf in view of such relationships.

Blackstone and its affiliates may represent creditors or debtors in proceedings under Chapter 11 of the Bankruptcy Code or prior to such filings. From time to time Blackstone and its affiliates may serve as advisor to creditor or equity committees. This involvement, for which Blackstone and its affiliates may be compensated, may limit or preclude the flexibility that we may otherwise have to participate in restructurings.

•
Service Providers. Our service providers (including lenders, brokers, attorneys, and investment banking firms) may be sources of investment opportunities, counterparties therein or advisors with respect thereto. This may influence our Manager in deciding whether to select such a service provider. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

•
Material, Non-Public Information. We, directly or through Blackstone, our Manager or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material non-public information in the possession of Blackstone which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

•
Possible Future Activities. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Management Agreement, our Manager and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, Blackstone and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

•
Transactions with Blackstone Funds. From time to time, we may enter into purchase and sale transactions with Blackstone Funds. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Blackstone Fund or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations.

•
Loan Refinancings. We may from time to time seek to participate in investments relating to the refinancing of loans held by the Blackstone Funds (including the BREDS funds).  While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest.

•
Other Affiliate Transactions. Our Manager may on our behalf acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone or its other affiliates, including the BREDS funds. In connection with investments in which we participate alongside other Blackstone Funds (including the BREDS funds), we may from time to time share certain rights with such other Blackstone Funds relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.

Further conflicts could arise once we and Blackstone or its affiliates have made their respective investments. For example, if a company goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations or comply with covenants relating to securities held by us or by the Blackstone or its affiliates, Blackstone or its affiliates may have an interest that conflicts with our interests or Blackstone or its affiliates may have information regarding the company that we do not have access to. If additional financing is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing. If Blackstone or its affiliates were to lose their respective investments as a result of such difficulties, the ability of our Manager to recommend actions in our best interests might be impaired.

Termination of the Management Agreement would be costly.

Termination of the Management Agreement without cause will be difficult and costly. Our independent directors will review our Manager’s performance annually and, following the initial three-year term, the Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Manager’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and incentive fee payable to our Manager are not fair (provided that in this instance, our Manager will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Manager with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions increase the cost to us of terminating the Management Agreement and adversely affect our ability to terminate our Manager without cause.

Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager’s liability is limited under the Management Agreement and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates and their respective directors, officers, employees and stockholders are not liable to us, our directors, our stockholders or any subsidiary of ours, or their directors, officers, employees or stockholders for any acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and their respective directors, officers, employees and stockholders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.

Risks Related to Our Company

Our investment strategy or guidelines, asset allocation and financing strategy may be changed without stockholder consent.

Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors.  Those investment guidelines, as well as our financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without the consent of our stockholders.  This could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this Annual Report. These changes could adversely affect our results of operations and financial condition.

We may decide to recapitalize our business in order to commence balance sheet investment activity and this may involve a high cost of capital and significant dilution to our stockholders.

In order to commence balance sheet investment activity, we will need to obtain substantial additional capital for which we can provide no assurances. The capital markets have not completely recovered from the financial crisis and even if we can access the capital markets, any new capital we raise may be at a high cost and/or involve significant dilution to our stockholders.

Our historical financial information for periods prior to the consummation of the Investment Management Business Sale are not indicative of our results as a company externally managed by our Manager and are not a reliable indicator of our future financial results.

Our historical financial information for periods prior to the consummation of the Investment Management Business Sale do not reflect, among other things, the impact of the sale of our investment management and special servicing business, including the resulting deconsolidation of CT CDO II and CT CDO IV, our entry into the Management Agreement or our payment of a special dividend.  Accordingly, our historical financial information for periods prior to the Investment Management Business Sale is not indicative of what our financial position, results of operations and cash flows would have been had we been externally managed during those periods or what our results of operations, financial position and cash flows will be in the future.

We must manage our portfolio in a manner that allows us to rely on an exclusion from regulation under the Investment Company Act in order to avoid the consequences of regulation under that Act.

We rely on an exclusion from regulation as an investment company afforded by Section 3(a)(1)(C) of the Investment Company Act. To qualify for this exclusion, we are not engaged in the business of investing, reinvesting, owning, holding, or trading securities and we do not own “investment securities” with a value that exceeds 40% of the value of our total assets (exclusive of government securities and cash items) on a consolidated basis. We may not be able to maintain such a mix of assets in the future, and attempts to maintain such an asset mix may impair our ability to pursue otherwise attractive investments. In addition, these rules are subject to change and such changes may have an adverse impact on us. We may need to avail ourselves of alternative exclusions and exemptions which may require a change in the organizational structure of our business.

We intend to rely on the exclusion from regulation as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act, as administered by the SEC and its Division of Investment Management, or the Division.  Under this exclusion, we will be required to maintain, on the basis of positions taken by the Division in interpretive and no-action letters, a minimum of 55% of the value of the total assets of our portfolio in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of such SEC or Division guidance that otherwise supports the treatment of investments as Qualifying Interests, we will treat them, for purposes of determining our eligibility for the exclusion provided by Section 3(c)(5)(C), as appropriate under the circumstances as real estate-related assets or miscellaneous assets. Furthermore, as it relates to our investment in our restructured subsidiary, CT Legacy REIT, we currently rely on the exclusion from regulation as an investment company afforded by Section 3(c)(5)(C) of the Investment Company Act. Given the material size of CT Legacy REIT relative to our Section 3(a)(1)(C) exclusion currently, were CT Legacy REIT to be required to register as an investment company, we may not qualify for our Section 3(a)(1)(C) exclusion.

The SEC staff has commenced an advance notice rulemaking initiative, indicating that it is reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to advance rulemaking to define the basis for the exclusion. We cannot predict the outcome of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion.

In the past, based on SEC staff positions, when required due to the mix of assets in our balance sheet portfolio, we have purchased agency residential mortgage-backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans, which we treat as Qualifying Interests. Investments in such pools of whole residential mortgage loans may not represent an optimum use of our investable capital when compared to the available investments we target pursuant to our investment strategy. These investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage-backed securities when and if required for compliance purposes.

Because registration as an investment company would significantly affect our or CT Legacy REIT’s ability to engage in certain transactions or to organize our self or itself in the manner currently organized, we intend to maintain the qualification for the exclusion provided by Section 3(c)(5)(C).  If our or CT Legacy REIT’s portfolios do not comply with the requirements of the exclusion, they could be forced to alter their portfolio by selling or otherwise disposing of a substantial portion of the assets that are not Qualifying Interests or, with the consent of its stockholders in the case of CT Legacy REIT, by acquiring a significant position in assets that are Qualifying Interests. In the past, when required due to the mix of assets in our balance sheet portfolio, we have purchased agency residential mortgage-backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans which are treated as Qualifying Interests based on Division positions. Such investments may not represent an optimum use of capital when compared to the available investments we target pursuant to our investment strategy.  Altering our or CT Legacy REIT’s portfolio in this manner may have an adverse effect on our or its investments if forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with exclusions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations.  Thus, compliance with exclusions to the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.

If the market value or income potential of real estate-related investments declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act regulation. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT and Investment Company Act considerations.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements, from the Dodd-Frank Act, Basel III, or other regulatory action, are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

The recently enacted Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRSHRA, expands the scope of U.S. sanctions against Iran. More specifically, Section 219 of the ITRSHRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain Office of Foreign Assets Control of the U.S. Department of the Treasury sanctions engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRSHRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. TRW Automotive Holdings Corp., Travelport Limited and SunGard Data Systems, Inc., which may be considered affiliates of Blackstone, and therefore our affiliates, have publicly filed and/or provided to Blackstone the disclosures reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in this report, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Actions of the U.S. government, including the U.S. Congress, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and may adversely affect our business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Act in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. While the full impact of the Dodd-Frank Act cannot be assessed until all implementing regulations are released, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our business.

In addition, the U.S. government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the global financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our class A common stock and our ability to pay dividends.

Our business is highly dependent on communications and information systems of Blackstone as well as third party providers of systems, software and information. Any failure or interruption of Blackstone’s or such third party’s systems or software could cause delays or other problems in our trading or other activities, or provide us with incorrect information upon which we rely to our detriment, each of which could adversely affect our results of operations and financial condition.

Developments with our CDO financings have negatively impacted our cash flow.

The terms of CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income must exceed interest expense by a certain ratio. Certain of our CT CDOs provide that, if defaults, losses, or rating agency downgrades cause a decline in collateral value or cash flow levels, the cash flow otherwise payable to our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the tests are returned to compliance. We have breached these tests and cash flow has been redirected for our consolidated CDO. Once breached there is no certainty about when or if the cash flow redirection will remedy the tests’ failure or that cash flow will be restored to our subordinated classes. We currently do not receive cash payments from our consolidated CDO, which has caused a material deterioration in our cash flow available for operations, debt service, and debt repayments.

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

We may not have sufficient cash flow to satisfy our tax liability arising from the use of CDO financing and similar financing alternatives.

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

The assets and liabilities of CT Legacy REIT have been impacted by the recent market turmoil in commercial real estate. Our efforts to stabilize the CT Legacy REIT business with the restructuring of our debt obligations may not be successful as the CT Legacy REIT investment portfolio is subject to the risk of further deterioration in the financial markets.

Our CT Legacy REIT portfolio is comprised of debt and related interests, directly or indirectly secured by commercial real estate. A significant portion of these investments are in subordinate positions, increasing the risk profile of these investments as underlying property performance deteriorates. Furthermore, the CT Legacy REIT portfolio is leveraged, effectively further increasing its exposure to loss on these investments. Given the composition of and leverage in the CT Legacy REIT portfolio and the continuing negative impact of the recent turmoil in the commercial real estate market, the risks associated with our investment in CT Legacy REIT have dramatically increased. Even with our March 2009 and March 2011 debt restructurings, CT Legacy REIT may not be able to satisfy its obligations to its lenders. The impact of the economic recession on the commercial real estate sector in general, and the CT Legacy REIT portfolio in particular, cannot be predicted and we could experience significant defaults by borrowers and other impairments to these investments. These events may trigger defaults under the restructured debt obligations of CT Legacy REIT that may result in the exercise of remedies that may cause severe (and potentially complete) losses in the book value of these investments.

Under the agreements that govern the Investment Management Business Sale, we have retained responsibility for certain liabilities of our historical investment management and special servicing business, which could be substantial.

Under the purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition, an affiliate of Blackstone, relating to our December 19, 2012 disposition of our investment management and special servicing business, including CTIMCO, and related private investment fund co-investments, we are required to indemnify Huskies Acquisition and its affiliates for all pre-closing liabilities relating to our prior ownership, management and operation of our historical investment management and special servicing business.  The Purchase Agreement does not limit the duration of our obligations to Huskies Acquisition or its affiliates with respect to these indemnities.  In the event that the amount of these liabilities were to exceed our expectations, we could be responsible to Huskies Acquisition and its affiliates for substantial indemnification obligations, which could adversely affect our results of operations and financial condition.  In addition, claims for indemnification could result in conflicts with our Manager.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our ability to timely prepare consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities and other aspects of our anticipated operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely adversely affect our stock price significantly.

Risks Related to our REIT Status and Certain Other Tax Items

If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability. Our taxable REIT subsidiaries are subject to income tax.

We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, various compliance requirements could be failed and could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;

•	any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•
unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•	we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are "dealer" properties sold by a REIT (a "prohibited transaction" under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expansion opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Internal Revenue Code. Thus, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity.

Our charter does not permit any individual (including certain entities treated as individuals for this purpose) to own more than 9.9% of our class A common stock or of our capital stock, and attempts to acquire our class A common stock or any of our capital stock in excess of this 9.9% limit would not be effective without a prior exemption from those prohibitions by our board of directors.

For us to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of our outstanding stock may be owned directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage, currently 9.9%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our class A common stock or our capital stock, which we refer to as the “ownership limit.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of the outstanding class A common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.9% of our outstanding class A common stock or our capital stock by an individual or entity could cause an individual to own constructively in excess of 9.9% of our outstanding class A common stock or our capital stock, respectively, and thus violate the ownership limit. There can be no assurance that our board of directors, as permitted in the charter, will increase, or will not decrease, this ownership limit in the future. Any attempt to own or transfer shares of our class A common stock in excess of the ownership limit without the consent of our board of directors either will result in the shares being transferred by operation of the charter to a charitable trust, and the person who attempted to acquire such excess shares will not have any rights in such excess shares, or in the transfer being void.

The ownership limit may have the effect of precluding a change in control of us by a third party, even if such change in control would be in the best interests of our stockholders or would result in receipt of a premium to the price of our class A common stock (and even if such change in control would not reasonably jeopardize our REIT status). The exemptions to the ownership limit granted to date may limit our board of directors’ power to increase the ownership limit or grant further exemptions in the future.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our class A common stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our class A common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our class A common stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders has been reduced by legislation to 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our class A common stock.

We will be dependent on external sources of capital to finance our growth.

As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally will have to distribute to our stockholders 90% of our taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash. Our access to external capital will depend upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our class A common stock.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our class A common stock.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our class A common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

We expect to enter into certain transactions with respect to our legacy assets that may result in tax gains and are subject to various risks.

We have in the past and expect in the future to enter into certain transactions with respect to our legacy assets to maintain the tax efficiency of our business. These transactions include, among other things, (1) the March 22, 2013 merger of CT Legacy REIT Mezz Borrower, Inc. with and into CT Legacy Partners, LLC and (2) anticipated sales of certain interests that we hold in certain CDOs. These transactions are subject to various risks and may, among other things, result in taxable gains.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined based on GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

As a result of the foregoing, we may generate less cash flow than taxable income in a particular year and find it difficult or impossible to meet the REIT distribution requirements in certain circumstances. In such circumstances, we may be required to (a) sell assets in adverse market conditions, (b) borrow on unfavorable terms, (c) distribute amounts that would otherwise be used for future acquisitions or used to repay debt, or (d) make a taxable distribution of our shares of class A common stock as part of a distribution in which stockholders may elect to receive shares of class A common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT distribution requirements.

Moreover, we may acquire distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur, and may limit the manner in which we effect future securitizations.

Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. We may originate or acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Our ownership of and relationship with any TRS will be restricted, and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS we own, as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us should be less than 25% of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Risks Related to Our Class A Common Stock

The market price of our class A common stock may fluctuate significantly.

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares of our class A common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

Some of the factors that could negatively affect the market price of our class A common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager or other affiliates of Blackstone and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or Blackstone’s key personnel;

•	speculation in the press or investment community;

•
increases in market interest rates, which may lead investors to demand a higher distribution yield for our class A common stock, if we have begun to make distributions to our stockholders, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exclusion from Investment Company Act regulation;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions, and trends including inflationary concerns, the current state of the credit and capital markets;

•
significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our class A common stock or REITs generally;

•	uncertainty surrounding the strength of the U.S. economic recovery particularly in light of the recent debt ceiling and budget deficit concerns; and

•	the economic crisis in Europe.

As noted above, market factors unrelated to our performance could also negatively impact the market price of our class A common stock. One of the factors that investors may consider in deciding whether to buy or sell our class A common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our class A common stock. For instance, if interest rates rise, it is likely that the market price of our class A common stock will decrease as market rates on interest-bearing securities increase.

Your ability to sell a substantial number of shares of our class A common stock may be restricted by the low trading volume historically experienced by our class A common stock.

Although our class A common stock is listed on the NYSE, the daily trading volume of our shares of class A common stock has historically been lower than the trading volume for certain other companies. As a result, the ability of a holder to sell a substantial number of shares of our class A common stock in a timely manner without causing a substantial decline in the market value of the shares, especially by means of a large block trade, may be restricted by the limited trading volume of the shares of our class A common stock.

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

Our class A common stock at times has traded below $1.00. In the event the average closing price of our class A common stock for a 30-day period is below $1.00, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our class A common stock could have adverse effects by, among other things:

•	reducing the trading liquidity and market price of our class A common stock;

•	reducing the number of investors willing to hold or acquire our class A common stock, thereby further restricting our ability to obtain equity financing; and

•	reducing our ability to retain, attract and motivate directors and officers.

Because a limited number of stockholders, including affiliates of our Manager and members of our management team, own a substantial number of our shares, they may make decisions or take actions that may be detrimental to your interests.

Our directors and executive officers, along with vehicles for the benefit of their families, collectively own and control 1,420,883 shares of our class A common stock, representing approximately 4.9% of our outstanding shares of class A common stock as of March 25, 2013.  Blackstone, which employs two of our directors, owns 5,000,000 shares of our class A common stock, which represented approximately 17.1% of our outstanding class A common stock as of March 25, 2013.  In addition, W.R. Berkley, which employs one of our directors, owns 3,843,413 shares of our class A common stock, which represented approximately 13.1% of our outstanding shares of class A common stock as of March 25, 2013.  By virtue of their voting power, in addition to Blackstone’s board designation rights, these stockholders have the power to significantly influence our business and affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by these stockholders over our business and affairs might not be consistent with the interests of some or all of our stockholders.  In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions which would be in the best interests of our stockholders and would result in receipt of a premium to the price of our class A common stock (and even if such change in control would not reasonably jeopardize our REIT status), and might negatively affect the market price of our class A common stock.

Some provisions of our charter and bylaws, tax benefits preservation rights plan and Maryland law may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

Some of the provisions of Maryland law and our charter and bylaws discussed below could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then current market price.

Issuance of Stock Without Stockholder Approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 100,000,000 shares of preferred stock and up to 100,000,000 shares of class A common stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of our class A common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our class A common stock and, therefore, could reduce the value of the class A common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

Advance Notice Bylaw. Our bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for you and other stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.

Maryland Takeover Statutes. We are subject to the Maryland Business Combination Act, which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to stockholders. “Business combinations” between such a third party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer or its affiliate becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10 percent or more of the voting power of our stock or an affiliate or associate of ours who, at any time within the two-year period prior to the date interested stockholder status is determined, was the beneficial owner of 10 percent or more of the voting power of our stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer or its affiliate attaining such status, the acquirer or its affiliate would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by stockholders; and

•	two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if the transaction complies with a minimum price requirement prescribed by the statute.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has (i) exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our former chairman of the board, and his family and (ii) approved in advance the issuance of shares to W.R. Berkley. In addition, our board of directors has exempted any business combination involving Huskies Acquisition or its present affiliates or Blackstone and its present and future affiliates; provided, however, that Huskies Acquisition or any of its present affiliates and Blackstone and any of its present or future affiliates may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or Blackstone.  As a result, these parties may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.

We are also subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees.

Control shares are voting shares which, if aggregated with all other shares owned or entitled to be voted (except solely by virtue of a revocable proxy) by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the specified ranges of voting power. Control shares do not include shares the acquirer is then entitled to vote as a result of having previously obtained stockholder approval. A control share acquisition means the acquisition of control shares subject to certain exceptions. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the control shares in question. If no request for a meeting is made, we may present the question at any stockholders meeting.

If voting rights are not approved at a stockholders meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value (determined without regard to the absence of voting rights) any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a stockholders meeting and the acquirer may then vote a majority of the shares entitled to vote, then all other stockholders may exercise appraisal rights. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquirer in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are not a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting the following persons from this statute: (i) a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family; (ii) W.R. Berkley Corporation and any of its controlled affiliates; and (iii) Huskies Acquisition, or any person or entity that was an affiliate of Huskies Acquisition as of September 27, 2012 or by Blackstone or any of its affiliates.

We are also eligible to elect to be subject to the Maryland Unsolicited Takeovers Act which, permits our board of directors, without stockholder approval, to among other things and notwithstanding any provision in our charter or bylaws, elect on our behalf to classify, the terms of directors and to increase the stockholder vote required to remove a director. Such an election would significantly restrict the ability of third parties to wage a proxy fight for control of our board of directors as a means of advancing a takeover offer. If an acquirer were discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition, you could lose the opportunity to sell your shares at a favorable price.

We currently have a tax benefit preservation rights agreement that acts as a deterrent to any person or entity seeking to acquire 4.9% or more of our outstanding class A common stock without the prior approval of our board of directors.  Upon consummation of the offering contemplated by our Registration Statement on Form S-11 filed with the SEC on March 26, 2013, we expect to experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code, which we expect to materially limit our ability to use our substantial net operating and net capital loss carry forwards to offset our taxable income and thereby reduce our tax liability and/or our distribution requirements.  As a result, we intend to terminate the tax benefit preservation rights agreement prior to the consummation of the offering contemplated by such Registration Statement.

Our charter contains provisions that reduce or eliminate duties of Blackstone and our directors with respect to corporate opportunities and competitive activities.

Our charter contains provisions designed to effectively eliminate any duties of Blackstone and its affiliates (as such term is defined in the charter), and of our directors or any person our directors control to refrain from competing with us or to present to us business opportunities that otherwise may exist in the absence of such charter provisions. Under our charter, Blackstone and its affiliates and our directors or any person our directors control will not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer of Capital Trust and those persons will be able to engage in competing activities without any restriction imposed as a result of Blackstone’s or its affiliates’ status as a stockholder or Blackstone’s affiliates’ status as officers or directors of Capital Trust.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this Annual Report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to make distributions to our stockholders at any time in the future or that the level of any distributions we do make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect us.  We may use our net operating losses, to the extent available, carried forward to offset future taxable income, and therefore reduce our dividend requirements. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.

In addition, distributions that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our distributions may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our class A common stock.

Future offerings of debt or equity securities, which would rank senior to our class A common stock, may adversely affect the market price of our class A common stock.

If we decide to issue debt or equity securities in the future, which would rank senior to our class A common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our class A common stock will bear the risk of our future offerings reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 10th Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

Item 3.	Legal Proceedings

We prevailed on our motion and were dismissed from the previously disclosed lawsuit commenced by Philips International Investments, LLC. Refer to our Form 10-Q dated as of March 31, 2012 for additional discussion.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock is listed for trading on the NYSE under the symbol “CT.” The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for our class A common stock as reported on the NYSE composite transaction tape and the per share cash dividends declared on our class A common stock.

	High	Low	Dividend
2012
Fourth quarter	$3.96	$1.69	$2.00
Third quarter	3.85	2.49	0.00
Second quarter	4.00	2.37	0.00
First quarter	4.18	2.20	0.00

2011
Fourth quarter	$2.75	$1.73	$0.00
Third quarter	4.03	2.11	0.00
Second quarter	5.48	2.30	0.00
First quarter	2.95	1.44	0.00

The last reported sale price of our class A common stock on March 25, 2013 as reported on the NYSE composite transaction tape was $2.79. As of March 5, 2013, there were 556 holders of record of our class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 7,560 holders.

During the year ended December 31, 2012, we declared a special dividend of $2.00 per share, of which $1.12 represents ordinary income and $0.88 represents a return of capital. No dividends were declared during the years ended December 31, 2011 or 2010. We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles, or GAAP) to our stockholders so as to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by us. In 2012, we calculated excess inclusion income to be de minimis.

Issuer Purchases of Equity Securities

We did not repurchase any of our class A common stock during the three months ended December 31, 2012, other than the 217,994 shares we acquired to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted class A common stock to our employees.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	115,314
Equity compensation plans not approved by security holders (2)	—	—	—
Total	—	$—	115,314

(1)
The number of securities remaining for future issuance consists of 115,314 shares issuable under our 2011 long-term incentive stock plan which was approved by our stockholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Item 6.	Selected Financial Data

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-6 to F-54 of this report.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except for per share data)
STATEMENT OF OPERATIONS DATA:
REVENUES:
Interest and related income	$34,939	$117,161	$158,792	$121,930	$193,483
Total revenues	34,939	117,161	158,792	121,930	193,483

OPERATING EXPENSES:
Interest expense	38,138	96,974	123,963	79,753	129,202
General and administrative expenses	10,369	8,982	6,035	6,608	7,606
Impairments	160	49,121	72,366	111,871	2,917
(Recovery of) provision for loan losses	(36,147)	(19,326)	146,478	482,352	63,577
Valuation allowance on loans held-for-sale	—	1,456	2,119	10,363	48,259
Total operating expenses	12,520	137,207	350,961	690,947	251,561

Gain on extinguishment of debt	—	271,031	3,134	—	6,000
Fair value adjustment on investment in CT Legacy Asset	51,904	—	—	—	—
Gain on deconsolidation of subsidiaries	200,283	—	—	—	—
Gain on sale of investments	6,000	—	—	—	374
Income (loss) from equity investments in unconsolidated
subsidiaries	1,781	3,649	3,608	(3,736)	(1,988)
Income (loss) before income taxes	282,387	254,634	(185,427)	(572,753)	(53,692)
Income tax provision (benefit)	174	1,425	14	(408)	—
NET INCOME (LOSS) ALLOCABLE TO COMMON
STOCK FROM CONTINUING OPERATIONS	$282,213	$253,209	($185,441)	($572,345)	($53,692)
(Loss) income from discontinued operations, net of tax	(2,138)	(890)	97	(4,093)	(3,846)
Loss on sale of discontinued operations	(271)	—	—	—	—
NET INCOME (LOSS) ALLOCABLE TO COMMON
STOCK	$279,804	$252,319	($185,344)	($576,438)	($57,538)
Net (income) loss attributable to noncontrolling interests	(98,780)	5,823	—	—	—
Net income (loss) attributable to Capital Trust, Inc.	$181,024	$258,142	($185,344)	($576,438)	($57,538)

PER SHARE INFORMATION:
Net income (loss) from continuing operations per share of common stock:
Basic	$7.82	$11.43	($8.29)	($25.58)	($2.54)
Diluted	$7.41	$10.82	($8.29)	($25.58)	($2.54)
Net income (loss) from discontinued operations per share of common stock:
Basic	($0.10)	($0.04)	$0.01	($0.18)	($0.19)
Diluted	($0.10)	($0.04)	$0.01	($0.18)	($0.19)
Net income (loss) per share of common stock:
Basic	$7.72	$11.39	($8.28)	($25.76)	($2.73)
Diluted	$7.31	$10.78	($8.28)	($25.76)	($2.73)
Dividends declared per share of common stock	$2.00	$—	$—	$—	$2.20
Weighted average shares of common stock outstanding:
Basic	23,459	22,660	22,371	22,379	21,099
Diluted	24,753	23,950	22,371	22,379	21,099

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
BALANCE SHEET DATA:
Total assets	$322,343	$1,366,316	$4,120,690	$1,936,635	$2,837,529
Total liabilities	168,890	1,495,255	4,531,877	2,105,802	2,436,085
Noncontrolling interests	80,009	(18,515)	—	—	—
Total equity (deficit)	73,444	(110,424)	(411,187)	(169,167)	401,444

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

References herein to “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise. The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes that appear on pages F-6 to F-54 of this report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item I, Part 1A, "Risk Factors" included elsewhere in this Annual Report on Form 10-K.

Introduction

We are a real estate finance company that focuses primarily on originating mortgage loans backed by commercial real estate assets. Our business plan is to create the premier global commercial real estate lending platform and to originate, acquire and manage commercial real estate loans and securities and other commercial real estate-related debt instruments. Our investment objective is to preserve and protect our capital while producing attractive risk-adjusted returns primarily through dividends generated from current income on our portfolio.

From the inception of our finance business in 1997 through December 19, 2012, we were a fully integrated, self-managed, real estate finance and investment management company that invested for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. On December 19, 2012, we consummated a strategic transaction that included, among other things, disposition of our investment management and special servicing business, including CT Investment Management Co., LLC, or CTIMCO, to an affiliate of The Blackstone Group L.P., or Blackstone. In conjunction with the sale, we entered into a management agreement with BREDS/CT Advisors L.L.C., which is an affiliate of Blackstone, whereby we became externally managed. We refer to BREDS/CT Advisors L.L.C. as our Manager, and we refer to the entire transaction as our Investment Management Business Sale.

We conduct our operations as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

Market Outlook

Commercial real estate is a capital-intensive business that relies heavily on debt capital to develop, acquire, maintain and refinance commercial properties.  We believe that demand for commercial real estate debt financing, together with decreases in the supply of traditional financing, present compelling opportunities to generate attractive risk-adjusted returns for lenders with access to capital and with broad institutional capabilities.  We believe that our Manager has the expertise in place and superior capabilities that will allow us to capitalize on these opportunities.

One legacy of the credit boom that preceded the economic crisis in 2008 and 2009 is that many existing commercial real estate loans are scheduled to mature between now and 2017, with near-term maturities dominated by unsecuritized commercial real estate loans provided by portfolio lenders, primarily banks. The failures or retrenchment of many banks and financial institutions that historically satisfied much of the demand for debt financing, together with current lending practices that are more conservative than those prevailing prior to the economic crisis (despite the recovery in real estate fundamentals), have created a large scale opportunity to originate attractively structured and priced commercial real estate financing.

Although some traditional bank lenders and securitization programs have returned to the U.S. market, we believe that significant changes in the regulatory environment and institutional risk tolerance have reduced many lenders’ lending capacity and appetite for commercial real estate debt investments.  On the international front, we see significant opportunity in Europe to generate compelling returns as many of the traditional providers of financing have exited or retrenched from the real estate financing market.  Among the factors that we expect will continue to limit lending and increase debt costs for traditional financing sources are the Dodd–Frank Wall Street Reform and Consumer Protection Act of 2010, or “Dodd-Frank Act,” and Basel III with provisions for higher bank capital charges on certain types of real estate loans, and enhanced risk-retention requirements for CMBS that may increase securitization costs and reduce competition from CMBS lenders.

Given the high volume of existing loan maturities, together with the exit or retrenchment of many traditional providers of real estate financing and regulatory pressures that we expect will continue for the foreseeable future, we believe commercial real estate debt investments provide attractive relative yields, especially in today’s low interest rate environment.  Investors with institutional resources and experienced professional management teams in place will, we believe, be well positioned to analyze and profit from opportunities that require both localized market knowledge and an understanding of the issues presented by the complex global real estate capital markets.

Sale of Investment Management Platform

On December 19, 2012, pursuant to a previously announced purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition, an affiliate of Blackstone, and an assignment agreement, dated as of December 19, 2012 by and among us, Huskies Acquisition and Blackstone Holdings III L.P., or Holdings III, an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business, including CTIMCO and related private investment fund co-investments for a purchase price of $21.4 million. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the management agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012.

In connection with our Investment Management Business Sale, we also disposed of 100% of the outstanding class A preferred stock of CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, and all of our active investment management mandates that we managed through CTIMCO and its subsidiaries, including with respect to:

•
CT Opportunity Partners I, LP, or CTOPI, on which we earned base management fees of 1.3% per annum of invested capital. However, we retained our entire carried interest in the fund pursuant to which we earn incentive compensation of 17.7% of profits after a 9% preferred return and a 100% return of capital.

•	CT High Grade Partners II, LLC, on which we earned base management fees of 0.40% per annum on invested capital.

•	CT High Grade MezzanineSM, or CT High Grade I, on which we earned management fees of 0.25% per annum on invested capital for all CT High Grade I investments.

•	CT Large Loan 2006, Inc., on which we earned management fees of $805,000 per annum reflecting the cap on fees we had voluntarily imposed.

During the year ended December 31, 2012, we earned $6.3 million of management fees in connection with the foregoing mandates.

As a result of this sale, the income and expense items related to our investment management business have been reclassified to income (loss) from discontinued operations on our consolidated statements of operations.

On December 19, 2012, we also closed our sale to Holdings III of 5.0 million shares of our class A common stock for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 5.0 million shares of class A common stock to Holdings III, we paid a previously announced $2.00 per share special cash dividend on December 20, 2012.

I. Our Significant Assets

The assets we retained following our Investment Management Business Sale consist primarily of: (i) our cash and cash equivalents of $15.4 million as of December 31, 2012, (ii) our interests in CT Legacy REIT, as defined below, a vehicle we formed to own and finance certain legacy assets that we retained in connection with a comprehensive debt restructuring in 2011, (iii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager, and (iv) our subordinated interests in certain collateral debt obligations, or CT CDOs, in particular CT CDO I.

CT Legacy REIT

Our investment in CT Legacy REIT is our most significant asset following our Investment Management Business Sale, and represents our 52% equity interest in our portfolio of legacy assets and liabilities. As further discussed below, this portfolio is held by CT Legacy Asset, a subsidiary of CT Legacy REIT that we do not consolidate as of December 31, 2012. As a result, our balance sheet includes CT Legacy REIT’s cash and cash equivalents, which we classify as restricted cash on our consolidated balance sheet, and a net investment in the equity of CT Legacy Asset, which is reported on a fair value basis.

As of December 31, 2012, the CT Legacy Asset portfolio included loans with an aggregate principal balance of $258.6 million and securities with an aggregate face value of $135.4 million, all of which serve as collateral for CT Legacy REIT’s only debt obligation, its JPMorgan repurchase facility with an outstanding balance of $20.5 million as of December 31, 2012. This repurchase facility is non-recourse to CT Legacy REIT and us. Neither we, nor CT Legacy REIT are obligated to provide, nor have we or CT Legacy REIT provided, any financial support to CT Legacy Asset.

The CT Legacy Asset portfolio is primarily comprised of investments which were originated in 2006 and 2007, a substantial portion of which are distressed and not expected to repay in full or, in certain cases, at all. The carrying value of our net investment in this portfolio, $132.0 million as of December 31, 2012, represents the present value of the cash flows we expect to be generated by the gross collections of CT Legacy Asset’s loans and securities. The following table provides details of CT Legacy REIT’s loan portfolio, on a loan-by-loan basis, as of December 31, 2012 (dollars in millions):

CT Legacy REIT's Loans Receivable as of December 31, 2012 (1)
	Principal Balance	Book Value (2)	Coupon (3)	Maturity (4)	Loan Type	Geographic Location	Property Type
Loan A	$27.0	$27.0	L+ 2.75%	12/31/14	Sub. mortgage	Northwest	Other
Loan B	25.2	25.2	L+ 7.94%	4/9/13	Sub. mortgage	International	Hotel
Loan C	20.0	20.2	8.00%	9/1/14	Mezzanine	Northeast	Office
Loan D	17.9	17.9	L+ 4.00%	3/15/12	Sr. mortgage	Northeast	Office
Loan E	15.0	15.0	L+ 3.00%	12/9/14	Sr. mortgage	West	Hotel
Loan F	12.9	12.9	L+ 1.96%	1/3/17	Sub. mortgage	Northeast	Multifamily
Loan G	14.4	12.4	L+ 2.75%	12/31/14	Sub. mortgage	Northwest	Other
Loan H	14.3	12.0	L+ 8.50%	6/9/13	Mezzanine	Southeast	Hotel
Loan I	8.0	8.0	12.00%	10/9/13	Mezzanine	Northeast	Office
Loan J	4.5	4.5	8.77%	2/1/16	Mezzanine	Northeast	Office
Loan K	1.2	0.6	L+ 6.05%	7/10/10	Sub. mortgage	Southwest	Multifamily
Other (5)	98.2	—	various	various	various	various	various
	$258.6	$155.7

(1)	In addition, CT Legacy REIT owns investments in securities with an aggregate face value of $135.4 million and a net book value of $12.0 million.
(2)
Represents the net book value of the loan receivable on the balance sheet of CT Legacy Asset, LLC, an entity that is not consolidated into the financial statements of Capital Trust, Inc. See Note 3 to our consolidated financial statements for further discussion.

(3)	All floating rate loans are indexed to one-month LIBOR as of December 31, 2012.
(4)	Maturity date assumes all extension options are executed.
(5)	Includes four loans receivable investments, each of which are 100% impaired as of December 31, 2012.

The following table details the components of our gross investment in CT Legacy REIT included in our consolidated balance sheet, as well as our net investment in CT Legacy REIT after the future payments under the secured notes and management incentive awards plan as of December 31, 2012 (in thousands):

Capital Trust, Inc.'s Investment in CT Legacy REIT as of December 31, 2012

Gross investment in CT Legacy REIT:
Restricted cash	$14,246
Investment in CT Legacy Asset, at fair value	132,000
Accounts payable, accrued expenses and other liabilities	(250)
Noncontrolling interests	(80,009)

$65,987

Secured notes, including prepayment premium (1)	(11,059)
Management incentive awards plan, fully vested (2)	(9,855)

Net investment in CT Legacy REIT	$45,073

(1)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.5 million on our balance sheet as of December 31, 2012. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(2)
Assumes full payment of the management incentive awards plan, as described below, based on a hypothetical GAAP liquidation value of CT Legacy REIT as of December 31, 2012. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of December 31, 2012, our balance sheet includes $5.3 million in accounts payable and accrued expenses for the management incentive awards plan.

Secured Notes

In conjunction with our March 2011 Restructuring, as defined below, and the corresponding satisfaction of our senior credit facility and junior subordinated notes, certain wholly-owned subsidiaries of ours issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face value of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

We had secured notes outstanding with an accreted book value of $8.5 million and $7.8 million as of December 31, 2012 and 2011, respectively.

CT Legacy REIT Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, as defined below, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT (subject to certain caps and priority distributions). As of December 31, 2012, incentive awards for 92% of the pool were granted to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time dividends are paid, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 82% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT. The remaining 18% of these grants vest upon our receipt of dividends from CT Legacy REIT.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy REIT and the periodic vesting of the awards granted. We have accrued such payables of $5.3 million and $3.1 million as of December 31, 2012 and 2011, respectively.

CT Legacy REIT Background

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 Restructuring. Our March 2011 Restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital Partners, LLC, or Five Mile Capital, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile Capital. Upon completion of our March 2011 Restructuring, we no longer had any recourse debt outstanding.

Following our March 2011 Restructuring, we retained a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock.

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset and its assets and liabilities were no longer included in our financial statements as of February 10, 2012.

Carried Interest in CTOPI

We have historically co-invested in certain of the investment management vehicles that we sponsored and managed. As further described above, we sold all of our co-investments to an affiliate of Blackstone in December 2012 in conjunction with the sale of our investment management business. We have, however, retained 100% of our carried interest in one of our funds, CTOPI.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of December 31, 2012, we have been allocated $14.7 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheet; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million, resulting in a net book value for our investment in CTOPI of $13.3 million as of December 31, 2012. In the event the performance of CTOPI does not ultimately result in an allocation of incentive compensation to us, we would be required to refund these CTOPI Tax Advances to the fund.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of December 31, 2012, we had granted 96% of the pool to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 96% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) one-third on the date of grant, (ii) one-third on September 13, 2012 and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI. The remaining 4% of these grants vest solely upon our receipt of incentive management fees from CTOPI or the disposition of certain investments owned by CTOPI.

Consolidated Securitization Vehicles – CT CDO I

As of December 31, 2012, our consolidated balance sheet includes an aggregate $145.5 million of assets and $139.3 million of liabilities related to two consolidated securitization vehicles.

Specifically, we own the residual debt and equity positions of CT CDO I, and through CT CDO I, we own the subordinate securities of the GSMS 2006-FL8A securitization. As a result of consolidation, our subordinate debt and equity ownership interests in these entities are not included on our balance sheet, which instead reflects both the assets held and debt issued by these entities to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of these securitization vehicles, as opposed to our net economic interests in these entities.

Our economic interest in the loans receivable assets held by these entities, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the entities’ distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our balance sheet, are non-recourse to us, and can only be satisfied by proceeds from each entity’s respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these securitization vehicles.

The following table details the components of CT CDO I included in our consolidated balance sheet as of December 31, 2012 (in thousands):

Investment in CT CDO I as of December 31, 2012
Loans receivable, net	$141,500
Accrued interest receivable, prepaid expenses, and other assets	4,021

Total assets	$145,521

Accounts payable, accrued expenses and other liabilities	$88
Securitized debt obligations	139,184

Total liabilities	$139,272

Net investment in CT CDO I	$6,249

See Note 5 to our consolidated financial statements for further discussion of the consolidated loans receivable portfolio and securitized debt obligations of CT CDO I. The following table provides details of CT CDO I’s loan portfolio, on a loan-by-loan basis, as of December 31, 2012 (dollars in millions):

Consolidated Securitization Vehicles' Loans Receivable as of December 31, 2012
	Principal Balance	Book Value	Coupon (1)	Maturity (2)	Loan Type	Geographic Location	Property Type
Loan A	$62.5	$62.5	L+ 0.86%	5/3/13	Sr. mortgage	West	Office
Loan B	30.0	30.0	L+ 3.25%	7/9/14	Sub. mortgage	West	Hotel
Loan C	27.0	27.0	L+ 9.53%	10/9/13	Sub. mortgage	Northeast	Office
Loan D	20.0	20.0	L+ 5.06%	10/9/13	Sub. mortgage	Diversified	Office
Loan E	6.6	2.0	L+ 5.01%	2/9/13	Sub. mortgage	Southwest	Office
Other (3)	18.1	—	various	various	various	various	various
	$164.2	$141.5

(1)	All floating rate loans are indexed to one-month LIBOR as of December 31, 2012.
(2)	For loans in CT CDO I, assumes all extension options are executed. For loans in GSMS 2006-FL8A, maturity is based on information provided by its trustee.
(3)	Includes two loans receivable investments, each of which are 100% impaired as of December 31, 2012.

II. Our Liquidity and Operations

Liquidity and Capital Resources

Liquidity

As of December 31, 2012, we have cash and cash equivalents of $15.4 million. However, we currently do not have access to liquidity from our investment portfolio, including our equity interests in CT Legacy REIT, our carried interest in CTOPI, and our residual ownership interest in CT CDO I. Over the next several years, however we do expect to realize recoveries from these portfolios.

Regarding our equity interests in CT Legacy REIT, the proceeds generated by this portfolio will not be distributed to CT Legacy REIT’s common stockholders, including us, until the related repurchase obligation, which has an outstanding balance of $20.5 million as of December 31, 2012, has been repaid. In addition, the majority of the first $11.1 million of distributions we receive from CT Legacy REIT must be used to repay our secured notes before any material cash flow is available to us.

Regarding our carried interest in CTOPI, we will not receive any incentive distributions until the fund has returned all of its investors’ capital and paid a 9% preferred return.

Regarding our residual ownership interest in CT CDO I, as described in Note 5 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior noteholders, which amounts would otherwise have been available to us. We do, however, expect to ultimately receive payments on our residual interests in the CDO once the debt held by third-parties has been repaid.

As a result of our Investment Management Business Sale, we no longer have access to the liquidity generated by our investment management business or the class A preferred shares of CT Legacy REIT that were sold as part of that transaction. Similarly, we no longer bear the expenses of operating our investment management business, including the related income tax obligations, nor do we have any capital commitments to any of our previously managed funds. Accordingly, as of December 31, 2012, our primary source of liquidity is the $15.4 million of cash on deposit at Capital Trust, Inc., and our primary uses of liquidity are the operating expenses of our remaining business, which are limited, any clawback payments of advance incentive distributions from CTOPI, and any dividends necessary to maintain our REIT status. During 2012, we incurred $1.9 million of operating expenses and $904,000 of professional fees related to our remaining business. In 2013, we will also incur management fee expenses payable to our Manager, which fees, absent a change in our capitalization, are limited to $250,000 per annum, and will also be required to reimburse our Manager for certain expenses.

See Note 4 to our consolidated financial statements for further discussion of advance incentive distributions from CTOPI.

We have no obligations to provide financial support to CT Legacy REIT, CTOPI, or our consolidated securitization vehicles, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us. In addition, we have the ability to obtain additional liquidity through the issuance of stock, incurrence of debt, or other capital raising activities.

On March 26, 2013, we filed a registration statement with the Securities and Exchange Commission related to a proposed offering of shares of our class A common stock. We plan to use substantially all the net proceeds from this offering to acquire our target assets in a manner consistent with our investment strategies and investment guidelines described under “Business” above and for working capital and general corporate purposes.

Cash Flows

Our consolidated statements of cash flows include the cash inflows and outflows of the consolidated entities described in Note 1 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net decrease in cash of $19.4 million for the year ended December 31, 2012, compared to a net increase of $10.4 million for the year ended December 31, 2011.

We experienced a net increase in cash of $10.4 million for the year ended December 31, 2011, compared to a net decrease of $3.5 million for the year ended December 31, 2010.

Cash provided by operating activities during the year ended December 31, 2012 was $6.8 million, compared to cash provided by operating activities of $28.9 million during 2011. The decrease was primarily due to the deconsolidation of certain entities in 2012, as further described in Note 1 to our consolidated financial statements.

Cash provided by operating activities during the year ended December 31, 2011 was $28.9 million, compared to cash provided by operating activities of $36.4 million during 2010. The decrease was primarily due to a decrease in our cash net interest margin and expenses related to our March 2011 restructuring.

During the year ended December 31, 2012, cash provided by investing activities was $189.6 million, compared to $2.1 billion provided by investing activities during 2011. The decrease was primarily due to additional asset principal repayments inside of consolidated securitization vehicles in 2011.

During the year ended December 31, 2011, cash provided by investing activities was $2.1 billion, compared to $328.9 million provided by investing activities during 2010. The increase was primarily due to additional asset principal repayments inside of consolidated securitization vehicles in 2011.

During the year ended December 31, 2012, cash used in financing activities was 215.8 million, compared to $2.1 billion during the same period in 2011. This decrease was primarily due to additional repayments of securitized debt obligations by consolidated securitization vehicle and repayments of our legacy debt obligations during 2011.

During the year ended December 31, 2011, cash used in financing activities was $2.1 billion, compared to $368.8 million during the same period in 2010. This increase was primarily due to additional repayments of securitized debt obligations by consolidated securitization vehicle and repayments of our legacy debt obligations during 2011.

Capitalization

We have historically capitalized our business with a combination of debt and equity which has included common equity, preferred equity, unsecured debt, and secured debt. As of December 31, 2012, our only debt obligations are the non-recourse secured notes secured only by certain of our equity interests in the common stock of CT Legacy REIT. In addition, our balance sheet also includes the non-recourse securitized debt obligations of CT CDO I. See above discussion of CT Legacy REIT and the related secured notes, as well as the discussion of CT CDO I for further information.

Our equity capital is comprised entirely of class A common stock. As further discussed above, in conjunction with our Investment Management Business Sale, we issued 5.0 million shares to an affiliate of Blackstone for $10.0 million in December 2012, and all unvested restricted class A common stock was vested. Also, in November 2012, the holders of our outstanding warrants exercised on a cashless basis all of the outstanding warrants. As a result, we issued 1,690,466 shares of our class A common stock pursuant to the terms of the warrants. Other changes in the number of outstanding shares during the year ended December 31, 2012 resulted from employee restricted class A common stock grants, forfeitures and vesting, as well as stock unit grants to our board of directors.

The following table calculates our book value per share as of December 31, 2012 and December 31, 2011:

Shareholders' Equity
	December 31, 2012	December 31, 2011

Shareholders equity	$73,444,130	($110,423,805)
Shares:
Class A common stock	29,266,514	21,966,684
Restricted class A common stock	—	244,424
Stock units	897,555	562,335
Total	30,164,069	22,773,443
Book value per share	$2.43	($4.85)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Asset Management and Portfolio Performance

We are focused on maximizing the recovery of our legacy assets, including those in our CT Legacy REIT portfolio, CTOPI portfolio, and in CT CDO I. While these investments are primarily in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. In light of the recent deterioration in property level performance, property valuation, and the real estate capital markets, a significant number of our legacy assets are either non-performing and/or on our Watch List.

Watch List Assets include loans and securities which are currently performing, but pose a higher risk of non-performance and/or loss. The primary determinant of Watch List status is the internal risk rating of our loans and securities, each of which is rated “1” (lowest risk) to “8” (highest risk) as part of our Manager’s periodic review of our investment portfolio.

See Note 2 and Note 5 to our consolidated financial statements for a further discussion of our internal loan risk ratings, which are based on both the performance of the loans and that of the underlying collateral assets. Our internal risk ratings for our securities also run from “1” (lowest risk) to “8” (highest risk) and similarly focus on the performance of the underlying collateral, in particular on our estimation of probable losses on the commercial mortgage loans which underlie our securities investments, and the degree to which our positions are insulated from those losses by other third-party positions in the securitizations that are subordinate to our positions.

Watch List Assets include both loans and securities with an internal risk rating of “4”. Our loans and securities with an internal risk rating of “5” or higher have, in most cases, been impaired. In certain limited circumstances, however, assets rated “5” or higher have not been impaired and in such cases are also included as Watch List Assets.

The table below details the overall credit profile of interest earning assets held in consolidated securitization vehicles as of December 31, 2012 and 2011 (dollars in in millions):

Portfolio Performance - Consolidated Securitization Vehicles (1)
	December 31, 2012	December 31, 2011
Interest earning assets of consolidated securitization vehicles ($ / #)	$142 / 8	$145 / 13

Impaired Loans (2)
Performing loans ($ / #)	$─ / 1	$─ / 2
Non-performing loans ($ / #)	$2 / 2	$3 / 5
Total ($ / #)	$2 / 3	$3 / 7
Percentage of interest earning assets	1.4%	2.1%

Watch List Assets (3)
Watch list loans ($ / #)	$63 / 1	$─ / ─
Percentage of interest earning assets	44.2%	―	%

(1)	All values are in terms of net book value, and exclude securities investments from which we do not expect any future cash flows.
(2)	Amounts represent net book value after provisions for loan losses.
(3)	Watch List Assets exclude Loans against which we have recorded a provision for loan losses.

Income Taxes

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets.

These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 Restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2012 and 2011, we were in compliance with all REIT requirements.

In addition, Capital Trust, Inc. includes in its taxable income the income generated by investments in three of our CT CDOs, which is different from our GAAP financial statements, which only include income from CT CDO I. Due to the redirection provisions of our consolidated CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 5 for further discussion of these redirection provisions.

As a component of our Investment Management Business Sale, we sold our taxable REIT subsidiary, CTIMCO, to an affiliate of Blackstone. As a result, we do not have any domestic taxable REIT subsidiaries as of December 31, 2012. In addition, as described in Note 1, we paid a $2.00 per share dividend following the completion of the Investment Management Business Sale, which dividend was sufficient to eliminate substantially all of our taxable income, and therefore income tax obligations, for the year ended December 31, 2012.

During the year ended December 31, 2012, we recorded a current income tax provision of $4.1 million and a deferred income tax provision of $1.3 million. Of this amount, $5.2 million relates to the operations of CTIMCO and, accordingly, has been reclassified to income from discontinued operations. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As of December 31, 2012, Capital Trust, Inc. had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $618,000 will expire in 2017. The availability of these NOLs and NCLs is subject to certain change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Capital Trust, Inc. If the proposed offering referred to under “Liquidity” above is consummated, we may experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code that will materially limit our ability to use these losses.

As of December 31, 2012, tax years 2009 through 2012 remain subject to examination by taxing authorities.

Results of Operations

Comparison of Results of Operations: Year Ended December 31, 2012 vs. December 31, 2011
(in thousands, except per share data)
	2012	2011	$ Change	% Change
Income from loans and other investments:
Interest and related income	$34,939	$117,161	($82,222)	(70.2%)
Less: Interest and related expenses	38,138	96,974	(58,836)	(60.7%)
Income (loss) from loans and other investments, net	(3,199)	20,187	(23,386)	N/A

Other expenses:
General and administrative	10,369	8,982	1,387	15.4%
Total other expenses	10,369	8,982	1,387	15.4%

Total other-than-temporary impairments of securities	—	(49,309)	49,309	(100.0%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	1,243	(1,403)	N/A
Impairment of real estate held-for-sale	—	(1,055)	1,055	(100.0%)
Net impairments recognized in earnings	(160)	(49,121)	48,961	(99.7%)

Recovery of provision for loan losses	36,147	19,326	16,821	87.04%
Valuation allowance on loans held-for-sale	—	(1,456)	1,456	(100.0%)
Gain on extinguishment of debt	—	271,031	(271,031)	(100.0%)
Fair value adjustment on investment in CT Legacy Asset	51,904	—	51,904	100.0%
Gain on deconsolidation of subsidiaries	200,283	—	200,283	100.0%
Gain on sale of investments	6,000	—	6,000	100.0%
Income from equity investments in unconsolidated subsidiaries	1,781	3,649	(1,868)	(51.2%)
Income before income taxes	282,387	254,634	27,753	10.9%
Income tax provision	174	1,425	(1,251)	(88%)

Income from continuing operations	$282,213	$253,209	$29,004	11.45%

Loss from discontinued operations, net of tax	(2,138)	(890)	(1,248)	140.22%
Loss on sale of discontinued operations	(271)	—	(271)	(100.0%)

Net income	$279,804	$252,319	$27,485	10.89%

Net (income) loss attributable to noncontrolling interests	(98,780)	5,823	(104,603)	N/A

Net income attributable to Capital Trust, Inc.	$181,024	$258,142	($77,118)	(29.9%)

Net income from continuing operations per share - diluted	$7.82	$10.82	($3.00)	(27.7%)

Net income per share - diluted	$7.31	$10.78	($3.47)	(32.2%)

Dividend per share	$2.00	$0.00	$2.00	100.0%

Average LIBOR	0.24%	0.30%	(0.1%)	(20.0%)

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT Legacy Asset and CT CDOs II and IV in 2012. As a result of this and repayments in our portfolio, interest income decreased $82.2 million, or 70%, and interest expense decreased by $58.8 million, or 61%, during 2012 compared to 2011. Also, interest expense for 2012 includes $10.2 million relating to acceleration of discount associated with the Five Mile Capital mezzanine loan. On a net basis, net interest income decreased by $23.4 million as the decrease in interest income was more than the reduction in interest expense.

General and administrative expenses

General and administrative expenses include operating expenses, professional fees and expenses associated with consolidated securitization vehicles. General and administrative expenses increased by $1.4 million year over year, from 2011 to 2012. The increase was primarily due to expenses incurred during 2012 related to our Investment Management Business Sale.

Net impairments recognized in earnings

During 2012, we recognized a $160,000 impairment, representing an additional credit loss on one of the securities in our consolidated securitization vehicles.

During 2011, we recorded a gross other-than-temporary impairment of $49.3 million on nine securities that had an adverse change in cash flow expectations. Of this amount, $1.2 million (the amount considered fair value adjustments in excess of credit impairment) was included in other comprehensive income, resulting in a net $48.1 million impairment (the amount considered credit impairment) included in earnings. In addition, we recorded a $1.0 million impairment on real estate held-for-sale to reflect the property at estimated fair value, less cost to sell.

Recovery of provision for loan losses

During 2012, we recorded a $36.1 million net recovery of provisions for loan losses. This net recovery included a $37.4 million recovery of three loans that had previously been impaired, offset by a $1.3 million provision against one loan.

During 2011, we recorded a $49.3 million recovery of provisions for loan losses on seven loans that had been previously impaired, offset by $30.0 million of provisions for loan losses against four loans.

Valuation allowance on loans held-for-sale

There were no valuation allowances on loans held-for-sale during 2012. During 2011, we recorded a $1.5 million valuation allowance related to one loan that was classified as held-for-sale to reflect this asset at estimated fair value.

Gain on extinguishment of debt

There were no gains on extinguishment of debt during 2012. During 2011, we recorded a $271.0 million gain on the extinguishment of debt due to (i) the extinguishment of the senior credit facility and junior subordinated notes of $174.8 million as part of our March 2011 Restructuring, (ii) the termination of loan participations sold of $75.0 million, and (iii) realized losses in consolidated securitization vehicles of $21.2 million.

Fair value adjustment on investment in CT Legacy Asset

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. During 2012, we recognized $51.9 million of fair value adjustments on our investment in CT Legacy Asset. See Note 4 to our consolidated financial statements for further discussion. We recorded no such fair value adjustments in 2011.

Gain on deconsolidation of subsidiaries

During 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Asset and $53.9 million on the deconsolidation of CT CDOs II and IV. These gains were primarily the result of a reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in these vehicles. See Note 1 to our consolidated financial statements for additional discussion. We recorded no such gains in 2011.

Gain on sale of investments

During 2012, as a component of our Investment Management Business Sale, we sold our class A preferred shares in CT Legacy Asset for $6.0 million to an affiliate of Blackstone. These shares had a carry value of zero on our consolidated balance sheet, and so the entire amount was recognized as a gain on sale of investments. We recorded no such gain in 2011.

Income from equity investments in unconsolidated subsidiaries

The income from equity investments during 2012 of $1.8 million was comprised of income from our co-investments in CTOPI and CT High Grade II. CTOPI’s income was largely the result of the recognition of income on investments purchased at a discount, income from operations, and fair value adjustments on its investment portfolio. CT High Grade II’s income was primarily the result of positive fair value adjustments on its investment portfolio. In December 2012, these co-investments were sold as a component of our Investment Management Business Sale.

Similarly, income from equity investments during 2011 of $3.6 million was largely the result of investment income and fair value adjustments on the CTOPI portfolio, and the recognition of income on investments purchased at a discount. We did not have a co-investment in CT High Grade II in 2011.

Income tax provision

During 2012, we recorded an income tax provision of $174,000. During 2011, we recorded an income tax provision of $1.4 million, of which $675,000 was related to Capital Trust, Inc., and $750,000 was related to a taxable REIT subsidiary of CT Legacy REIT which is a separate taxpayer, but was consolidated for GAAP reporting in 2011.

Loss from discontinued operations, net of tax

During 2012, we recorded a $2.1 million loss from discontinued operations comprised of (i) management fee revenue of $6.3 million, and (ii) servicing fee revenue of $9.7 million. This was offset by (i) $12.9 million of general and administrative expenses, and (ii) a $5.2 million income tax provision comprised of a $3.9 million current income tax provision and $1.3 million non-cash deferred income tax provision, reflecting the write-off of our deferred tax assets.

During 2011, we recorded an $890,000 loss from discontinued operations comprised of (i) servicing fee revenue of $8.5 million, and (ii) management fee revenue of $6.6 million. This was offset by (i) $14.9 million of general and administrative expenses, and (ii) a $1.1 million income tax provision comprised of a $1.7 million current income tax provision and a $611,000 non-cash deferred income tax benefit due to an increase in our deferred tax assets.

Loss on sale of discontinued operations

During the fourth quarter of 2012, we recognized a loss of $271,000 related to the sale of CTIMCO, one component of our Investment Management Business Sale. Including the related $6.0 million gain on sale of investments discussed above, we recognized a net $5.7 million gain as a result of our Investment Management Business Sale.

Net (income) loss attributable to noncontrolling interests

The net (income) loss attributable to noncontrolling interests recorded during 2012 and 2011 represents the pro-rata share of CT Legacy REIT’s net (income) loss for the year allocable to equity interests not owned by us.

Dividends

We paid a special dividend of $2.00 per share on our class A common stock in 2012. We did not pay any dividends on our class A common stock in 2011.

Comparison of Results of Operations: Year Ended December 31, 2011 vs. December 31, 2010
(in thousands, except per share data)
	2011	2010	$ Change	% Change
Income from loans and other investments:
Interest and related income	$117,161	$158,792	($41,631)	(26.2%)
Less: Interest and related expenses	96,974	123,963	(26,989)	(21.8%)
Income from loans and other investments, net	20,187	34,829	(14,642)	(42.0%)

Other expenses:
General and administrative	8,982	6,035	2,947	48.8%
Total other expenses	8,982	6,035	2,947	48.8%

Total other-than-temporary impairments of securities	(49,309)	(77,960)	28,651	(36.8%)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	1,243	9,594	(8,351)	(87.0%)
Impairment of real estate held-for-sale	(1,055)	(4,000)	2,945	(73.6%)
Net impairments recognized in earnings	(49,121)	(72,366)	23,245	(32.1%)

Recovery of (provision for) loan losses	19,326	(146,478)	165,804	N/A
Valuation allowance on loans held-for-sale	(1,456)	(2,119)	663	(31.3%)
Gain on extinguishment of debt	271,031	3,134	267,897	N/A
Income from equity investments in unconsolidated subsidiaries	3,649	3,608	41	1.1%
Income (loss) before income taxes	254,634	(185,427)	440,061	N/A
Income tax provision	1,425	14	1,411	N/A

Income (loss) from continuing operations	$253,209	($185,441)	$438,650	N/A

(Loss) income from discontinued operations, net of tax	(890)	97	(987)	N/A

Net income (loss)	$252,319	($185,344)	$437,663	N/A

Net loss attributable to noncontrolling interests	5,823	—	5,823	100.0%

Net income (loss) attributable to Capital Trust, Inc.	$258,142	($185,344)	$443,486	N/A

Net Income (loss) from continuing operations per share - diluted	$10.82	($8.29)	$19.10	N/A

Net Income (loss) per share - diluted	$10.78	($8.28)	$19.06	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.30%	0.27%	0.03%	9.7%

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

General and administrative expenses

General and administrative expenses include operating expenses, professional fees and expenses associated with consolidated securitization vehicles. General and administrative expenses increased by $2.9 million year over year, from 2010 to 2011. The increase was primarily due to restructuring awards and the non-cash expense incurred under the CT Legacy REIT management incentive awards plan.

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

Gain on extinguishment of debt

During 2011, we recorded a $271.0 million gain on the extinguishment of debt due to (i) the extinguishment of the senior credit facility and junior subordinated notes of $174.8 million as part of our March 2011 Restructuring, (ii) the termination of loan participations sold of $75.0 million, and (iii) realized losses in consolidated securitization vehicles of $21.2 million. During 2010, we recorded a $3.1 million gain on the extinguishment of debt due to the restructuring of one of our loan participations sold, and realized losses in consolidated securitization vehicles.

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

Income tax provision

During 2011, we recorded an income tax provision of $1.4 million, of which $675,000 was related to Capital Trust, Inc., and $750,000 was related to a taxable REIT subsidiary of CT Legacy REIT which is a separate taxpayer, but was consolidated for GAAP reporting in 2011.

During 2010, we recorded an income tax provision of $14,000.

(Loss) income from discontinued operations, net of tax

During 2011, we recorded an $890,000 loss from discontinued operations comprised of (i) servicing fee revenue of $8.5 million, and (ii) management fee revenue of $6.6 million. This was offset by (i) $14.9 million of general and administrative expenses, and (ii) a $1.1 million income tax provision comprised of a $1.7 million current income tax provision and a $611,000 non-cash deferred income tax benefit due to an increase in our deferred tax assets.

During 2010, we recorded $97,000 of income from discontinued operations comprised of (i) management fee revenue of $7.8 million, (ii) servicing fee revenue of $6.5 million, and (iii) $733,000 of incentive management fees earned in conjunction with the liquidation of CT Mezzanine Partners III, Inc. This was offset by (i) $12.8 million of general and administrative expenses, and (ii) a $2.1 million income tax provision comprised of a $735,000 current income tax provision and a $1.4 million non-cash deferred income tax provision due primarily to our utilization of net operating losses to partially offset taxable income.

Net loss attributable to noncontrolling interests

The net loss attributable to noncontrolling interests recorded during 2011 represents the pro-rata share of CT Legacy REIT’s net loss for the year allocable to equity interests not owned by us.

Dividends

We did not pay any dividends on our class A common stock in 2011 or 2010.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2012, our Manager reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our significant accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of those of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates and assumptions:

Principles of Consolidation and Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We have separately presented, following our consolidated balance sheet, the assets of consolidated VIEs that can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs that are non-recourse to us. We have aggregated all of such assets and liabilities of consolidated VIEs in this presentation due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful.

As more fully described in Note 1 to our consolidated financial statements, we sold our investment management business to Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income (loss) from discontinued operations on our consolidated statements of operations.

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the December 31, 2012 presentation.

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

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than using the equity method. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. We made this election due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets subject to a non-recourse repurchase obligation, is more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. See Note 3 to our consolidated financial statements for additional discussion of CT Legacy REIT and CT Legacy Asset.

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. For loans where we have unfunded commitments, we amortize these fees and other items on a straight line basis. Fees on commitments that expire unused are recognized at expiration. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Fees from special servicing and asset management services are recorded on an accrual basis as services are rendered under the applicable agreements, and when receipt of fees is reasonably certain. We do not recognize incentive income from our investment management business until contingencies have been eliminated. Recognition of incentive income allocated or paid to us prior to that date is deferred and recorded as deferred incentive income liability under accounts payable, accrued expenses and other liabilities on our consolidated balance sheet. Depending on the structure of our investment management vehicles, certain incentive fees may be in the form of carried interest or carried interest distributions.

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

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the valuations do not affect our reported income or cash flows, but do impact stockholders’ equity and, accordingly, book value per share.

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

Should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to expected credit losses, and (ii) the amount related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment. The portion of the other-than-temporary impairment related to expected credit losses is calculated by comparing the amortized cost basis of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings in the consolidated statement of operations. The remaining other-than-temporary impairment related to the Valuation Adjustment is recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance

We purchase and originate commercial real estate loans and related instruments, generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one through eight, which are defined as follows:

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

Loan Participations Sold

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

Real Estate Held-for-Sale

Loan investments where we have foreclosed upon the underlying collateral and own an equity interest in real estate are categorized as real estate owned. We generally do not intend to hold such foreclosed assets for long-term operations and therefore classify such assets as real estate held-for-sale on our consolidated balance sheets. Real estate held-for-sale are carried at the lower of our basis in the real estate or fair value, less cost to sell, with reductions in fair value recorded as an impairment of real estate-held-for-sale on our consolidated statements of operations.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we may use interest rate swaps to convert floating rate liabilities that are financing fixed rate assets to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected on our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income (loss). To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income (loss).

To determine the fair value of interest rate derivative financial instruments, we use a third-party derivative specialist to assist us in periodically valuing our interests. We no longer have any interest rate derivative financial instruments as of December 31, 2012.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Our Manager believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties.

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

The fair value of the performance vesting restricted class A common stock is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted class A common stock on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation include an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 12 to our consolidated financial statements.

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

Upon consolidation of these seven securitization vehicles, we recorded a one-time adjustment to stockholders’ equity of ($41.8) million on January 1, 2010. This reduction in equity is due to the difference between the aggregate pre-consolidation book value of our investment in these vehicles (which were accounted for as securities) and the aggregate net assets, or equity, of those vehicles upon consolidation. This difference was primarily caused by asset impairments recorded at the entity-level which are in excess of our investment amount.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosures, as applicable, are included in Note 12.

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

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on our consolidated financial statements, however will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings, and therefore our provision for loan losses.

In April 2011, the FASB issued Accounting Standards Update 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” or ASU 2011-03. ASU 2011-03 primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements. The removal of these criteria will generally result in asset transfers pursuant to repurchase agreements being accounted for as secured borrowings, with both the transferred assets and repurchase liability recorded on the transferor’s balance sheet. ASU 2011-03 is effective for the first interim or annual period beginning after December 15, 2011, and is to be applied prospectively to transactions which occur subsequent to the effective date. The adoption of ASU 2011-03 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 860): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 amends existing guidance on fair value measurements related to (i) instruments held in a portfolio, (ii) instruments classified within stockholders’ equity, (iii) application of the “highest and best use” concept to nonfinancial assets, (iv) application of blockage factors and other premiums and discounts in the valuation process, and (v) other matters. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities which are not measured at fair value, but where fair value is disclosed, and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements, however it did expand our disclosures related to fair value measurements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05. ASU 2011-05 does not change the items that must be reported in other comprehensive income, however it eliminates the option to present other comprehensive income on the statement of stockholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Comprehensive Income in Accounting Standards Update 2011-05,” or ASU 2011-12. ASU 2011-12 maintained the presentation requirements for comprehensive income under ASU 2011-05, however deferred the requirement to present certain reclassification adjustments into and out of accumulated other comprehensive income on a gross basis. ASU 2011-05 and ASU 20011-12 are both effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date. Our early adoption, as permitted, of ASU 2011-05 and ASU 2011-12 as of December 31, 2011 did not have a material impact on our consolidated financial statements, other than the change in presentation of comprehensive income as a separate financial statement.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 is effective for the first interim or annual period beginning after December 15, 2012, and should be applied prospectively. As we no longer have a balance of accumulated other comprehensive income as of December 31, 2012, we do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
Our business is exposed to the risks related to interest rate fluctuations. Generally, we attempt to structure our portfolios so that fixed rate assets are financed by fixed rate liabilities and floating rate assets are financed by floating rate liabilities. In certain instances, to mitigate the impact of fluctuations in interest rates, we use interest rate swaps to effectively convert floating rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with a liability with which it is expected to have a high correlation. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes. The differential to be paid or received on these agreements is recognized as an adjustment to interest expense and is recognized on the accrual basis. Our floating rate assets and liabilities are generally indexed to one-month LIBOR.

Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our investments in floating rate assets are generally exposed to cash flow variability from fluctuations in rates.

CT CDO I

Our investment in CT CDO I is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio as of December 31, 2012 (in thousands):

Interest Rate Exposure - CT CDO I
December 31, 2012
Cash flow exposure to interest rates(1)
Floating rate assets	$164,180
Floating rate debt	(139,184)
Net floating rate exposure	$24,996

Weighted average coupon (floating rate assets) (2)	4.67%

Net income impact from 100 bps change in LIBOR	$250.0

(1)	All values are in terms of face or notional amounts, and exclude securities investments from which we do not expect any future cash flows.
(2)	Weighted average coupon assumes LIBOR of 0.21% at December 31, 2012.

CT Legacy REIT and CTOPI

Although our investments in the common equity of CT Legacy REIT and our carried interest investment in CTOPI generally relate to portfolios of interest earning assets and interest bearing liabilities, our economic interests in these portfolios relate primarily to the recovery of asset values in the case of CT Legacy REIT and the realization of investments purchased at a discount in the case of CTOPI. Accordingly, our investments in these portfolios are not exposed to a significant degree of interest rate risk. See Note 3 and Note 4 to our consolidated financial statements for additional discussion of CT Legacy REIT and CTOPI, respectively.

Secured Notes

Although our secured notes are interest bearing liabilities, they contain prepayment provisions such that we will ultimately pay $11.1 million to satisfy these obligations. Accordingly, we are not exposed to any interest rate risk under our secured notes. See Note 3 to our consolidated financial statements for additional discussion of our secured notes.

Risk of Non-Performance

In addition to the risks related to fluctuations in asset values and cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default.

Credit Risk
Our loans and investments are also subject to credit risk. The ultimate performance and value of our loans and investments depends upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team continuously reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

Equity Capital Market Risks
We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our class A common stock or other equity instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow to finance our business, and further requires us to periodically raise equity capital.

Real Estate Market Risks
Our portfolios are comprised of loans and securities secured by commercial real estate assets. As a result, in addition to our exposure to interests rate and credit risks as a lender, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item and the reports of the independent accountants thereon required by Item 15(a)(2) appear on pages F-2 to F-54. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 18 to our consolidated financial statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting, which appears on page F-2, is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears on page F-4, and is incorporated herein by reference.

Changes in Internal Controls

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 11.	Executive Compensation

The information required by paragraph (e)(5) of Item 407 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Set forth below is information required by Item 402 and paragraph (e)(4) of Item 407 of Regulation S-K. Such information shall be deemed modified or superseded to the extent a statement included in the definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission modifies or supersedes such statement or information.

Prior to the consummation of the Investment Management Business Sale on December 19, 2012 we were led by Stephen D. Plavin, who served as our chief executive officer, Geoffrey G. Jervis, who served as our chief financial officer and Thomas C. Ruffing, who served as our chief credit officer and head of asset management. Since the Investment Management Business Sale, we have been externally managed and advised by our Manager pursuant to the Management Agreement between our Manager and us. Our executive officers for fiscal year 2012 currently serve as officers of our Manager and we no longer have any employees. Because our Management Agreement provides that our Manager is responsible for managing our affairs, our executive officers for fiscal year 2012, who are currently employees of our Manager or one or more of its affiliates, do not currently receive compensation from us or any of our subsidiaries for serving as our executive officers.

Our executive officers during fiscal year 2012 did not receive compensation from us or any of our subsidiaries for periods after December 18, 2012, and our Manager has informed us that it cannot identify the portion of the compensation awarded to such executive officers by our Manager that relates solely to their services to us. As a result, we do not intend to provide executive compensation disclosure pursuant to Item 402 of Regulation S-K for periods after December 18, 2012.

The following table sets forth for the year indicated the annual compensation of our chief executive officer and our other “named executive officers,” as such term is defined in Item 402(m) of Regulation S-K. The information for fiscal year 2012 reflects the compensation awarded to, earned by, or paid to our named executive officers prior to the consummation of the Investment Management Business Sale.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)
Stephen D. Plavin	2012	531,314	600,000	350,000	213,917	488,654	2,183,885
Chief Executive Officer	2011	550,000	1,866,575	320,600	—	9,635	2,746,810

Geoffrey G. Jervis	2012	434,712	450,000	280,000	171,133	360,096	1,695,941
Chief Financial Officer, Treasurer and Secretary	2011	450,000	1,488,178	229,000	—	7,350	2,174,528

Thomas C. Ruffing	2012	241,506	250,000	140,000	128,350	177,115	936,971
Chief Credit Officer and Head of Asset Management	2011	250,000	550,000	137,400	—	7,350	944,750

(1)	These amounts represent compensation for the period from January 1, 2012 through December 18, 2012, the date prior to the consummation of the Investment Management Business Sale.
(2)
The amounts reported in the “Bonus” column reflect the guaranteed minimum amount of cash bonus paid to each named executive officer pursuant to the Performance-Based Annual Cash Bonus Award Agreements entered into with each of our named executive officers (the “2012 Bonus Program”). For further discussion regarding the Company’s 2012 Bonus Program, see “—Narrative Disclosure to Summary Compensation Table—2012 Bonus Program” below. During 2011, in addition to an annual discretionary bonus, upon the consummation of our comprehensive debt restructuring in March 2011, Messrs. Plavin, Jervis and Ruffing were awarded cash bonuses of $1,185,000, $985,000 and $250,000, respectively.

(3)
The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of restricted stock granted in each respective year, calculated under the Financial Accounting Standard Board’s Accounting Codification Topic 718 (formerly Statement of Financial Accounting Standards 123R), or “ASC Topic 718”. Under ASC Topic 718, the grant date fair value is calculated using the closing market price of our class A common stock on the date of grant, which is then recognized over the service period of the award.

(4)
The amounts reported in the “Non-Equity Incentive Plan Compensation” column represent 2012 Bonus Program awards for performance year 2012. For further discussion regarding the Company’s 2012 Bonus Program, see “—Narrative Disclosure to Summary Compensation Table—2012 Bonus Program” below.

(5)
Amounts reported in the “All Other Compensation” column for 2012 represent dividends on unvested restricted stock and deferred stock units, 401(k) contributions and a payment for unused vacation days for each of the three named executive officers. On December 20, 2012, pursuant to the terms of the restricted stock awards agreements, Mr. Plavin, Mr. Jervis and Mr. Ruffing were paid $460,000, $350,000 and $160,000, respectively, in dividends payable to record holders of shares on November 12, 2012 on unvested restricted stock and deferred stock units, see “—Narrative Disclosure to Summary Compensation Table —Restricted Stock Awards” below. We made a 401(k) contribution of $7,500 to each of our named executive officers. Messrs. Plavin, Jervis and Ruffing were also paid $21,154, $2,596 and $9,615, respectively, for unused vacation days.

Narrative Disclosure to Summary Compensation Table

2012 Bonus Program

On June 27, 2012, our compensation committee approved the following range of cash bonuses awards for fiscal year 2012 based on specified performance measures, including total stockholder return, gross originations and incremental revenue from our investment management business in 2012:

Officer	Minimum	Target	Maximum
Stephen D. Plavin	$600,000	$725,000	$850,000
Geoffrey G. Jervis	450,000	550,000	650,000
Thomas C. Ruffing	250,000	325,000	400,000

The performance measures were intended to align the interests of our named executive officers with our stockholders.

The compensation committee approved the following performance targets and performance measure weights for determining the bonus award for each of our named executive officers. The weight of the Total Stockholder Return measure was 50% to highlight the importance of management creating stockholder value.

Measure	Threshold	Target	Maximum	Weight
Total Stockholder Return for 2012	42.50%	52.50%	75.00%	50.00%
Total Gross Originations	$100 million	$ 150 million	$ 200 million	25.00%
Incremental CTIMCO Revenue	$ 3 million	$ 4.5 million	$ 6.0 million	25.00%

“Total Stockholder Return” is defined as the appreciation in the average closing stock price of our stock during the ten-day period immediately prior to the commencement of the performance cycle and the average closing stock price of our stock during the ten-day period immediately prior to the end of the performance cycle (i.e. taking into account dividends and other amounts paid or declared with respect to outstanding shares). This performance metric was designed to align the interests of our executive officers with the interests of our stockholders. It incentivized our executive officers to focus on creating value for our stockholders.

“Total Originations” is defined as the equity invested in transactions originated by CTIMCO, our investment management subsidiary that was sold to Blackstone on December 19, 2012. This performance metric was intended to incentivize the executives to enhance our management fee revenue and assets under management.

“Incremental CTIMCO Revenue” is defined as incremental revenues received in 2012 for activities conducted in 2012. This performance measure was intended to incentivize the executives to enhance our management fee revenue.

If actual performance of one of the performance measures was below the specified threshold, the weight of such performance measure would still be multiplied by the minimum award opportunity.

If actual performance of one of the performance measures was at or above threshold, but below target, the sum of (a) the weight multiplied by the minimum award amount and (b) the amount obtained by multiplying the weight by the product obtained by multiplying (y) $125,000, $100,000, $75,000 in the case of Messrs. Plavin, Jervis and Ruffing, respectively, by (z) the quotient obtained by dividing the amount by which actual performance exceeds threshold by the amount by which maximum exceeds threshold.

If actual performance of one of the performance measures was at or above target, but below maximum, the sum of (a) the weight multiplied by the target award amount and (b) the amount obtained by multiplying the weight by the product obtained by multiplying (y) $125,000, $100,000, $75,000 in the case of Messrs. Plavin, Jervis and Ruffing, respectively, by (z) the quotient obtained by dividing the amount by which actual performance exceeds target by the amount by which maximum exceeds target.

If actual performance of one of the performance measures was at or above maximum, the weight of such performance measure would be multiplied by the maximum award opportunity.

In addition, the 2012 Bonus Program also provided for an alternate compensation award determination in the event of the consummation of a recapitalization or sale of the Company and/or sale of components of our business prior to December 31, 2012 (a “strategic transaction”), a process overseen by a special committee of the board of directors. If a strategic transaction were to occur prior to December 31, 2012, the annual performance-based bonus would be determined, without pro ration, with respect to each performance measure based on the higher of the “Target” or actual performance. Actual results with respect to Total Originations and Incremental CTIMCO Revenue would be annualized for the purposes of calculating those performance criteria and Total Stockholder Return would be based on the valuation of the Company implied by the strategic transaction as determined by the special committee of the board of directors and management, in good faith and without discount, and after taking into account any consideration paid or payable in connection with such strategic transaction.

The Investment Management Business Sale constituted a strategic transaction and accordingly, the actual performance payments were based on the following performance results, which were above the Target award opportunity: (i) Total Stockholder Return was 76% based upon a valuation by the special committee of the board of directors of $4.00 per share, which, in accordance with the alternate strategic transaction award determination (described above), resulted in a maximum award opportunity, (ii) Total Gross Originations were $142.3 million, which, in accordance with the alternate strategic transaction award determination, resulted in a target award opportunity, and (iii) Incremental CTIMCO Revenue was $6.2 million, which, in accordance with the alternate strategic transaction award determination, resulted in a maximum award opportunity. The 2012 Bonus Program awards paid to Messrs. Plavin, Jervis and Ruffing were $813,917, $621,133 and $378,350, respectively, based on the application of our actual results to our weighted specified performance measures.

Restricted Stock Awards

On June 27, 2012, our compensation committee also approved the following restricted stock awards under our 2011 Long-Term Incentive Plan (the “2011 Plan”):

Officer	Number of Shares Subject to Award
Stephen D. Plavin	125,000
Geoffrey G. Jervis	100,000
Thomas C. Ruffing	50,000

These awards would become 100% vested upon consummation of a strategic transaction if (i) the definitive agreements governing the strategic transaction were entered into prior to December 31, 2012 and (ii) the participant remained employed by us through the completion of such strategic transaction or was terminated under certain circumstances including, among other things, termination without “cause” or by becoming “disabled”, as defined in the 2011 Plan, prior to the completion of such strategic transaction. All of the restricted stock awards vested upon the consummation of the Investment Management Business Sale in December 2012 because the participants remained employed by us through the completion of the strategic transaction.

Outstanding Equity Awards at Fiscal Year-End 2012

As of December 31, 2012, there were no unvested equity awards outstanding.

In connection with the Investment Management Business Sale our board of directors vested the unvested portion of all restricted stock awards held by each of our employees. As a result, on December 19, 2012, Messrs. Plavin, Jervis and Ruffing received 75,000, 50,000 and 30,000 shares of unrestricted stock, respectively. These shares would have otherwise vested 50% on March 31, 2013 and 50% on March 31, 2014.

Pursuant to the terms of the award agreement, all unvested shares of restricted stock held by awardees were entitled to receive dividends declared on our Class A common stock. On December 20, 2012, stockholders of record, including the holders of unvested restricted stock, as of November 12, 2012, received the special dividend of $2.00 per share.

Additional Narrative Disclosure

As part of our incentive compensation program, in the past we have also granted incentive awards to our named executive officers in two other forms that are described below. For a further discussion on these awards, see Notes 3 and 4 to the consolidated financial statements that appear on pages F-6 to F-54 of this report.

CT Legacy REIT Management Incentive Awards Plan

In conjunction with the restructuring of our debt obligations in March 2011, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT Mezzanine Borrower, Inc. or CT Legacy REIT (subject to certain caps and priority distributions). CT Legacy REIT was a newly-formed majority-owned subsidiary to which we contributed the legacy loan and securities portfolios of the Company, subject to attendant indebtedness.

On March 31, 2011, Messrs. Plavin, Jervis and Ruffing were awarded 35%, 25% and 15% of the employee pool subject to the following vesting schedule, which was based on employment: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT.

CTOPI Incentive Management Fee Grants

CT Opportunity Partners I, LP, or CTOPI, is a private investment fund that was previously under our management and is now managed by our Manager. While our Manager earns the base management fees, we continue to earn any incentive management fees. Incentive management fees are defined as 17.7% of profits of CTOPI after a 9.0% preferred return and a 100% return of capital to the CTOPI partners. We retained only our carried interest in CTOPI subsequent to the Investment Management Business Sale.

In January 2011, we created a pool for employees equal to 45% of the CTOPI incentive management fee and Messrs. Plavin, Jervis and Ruffing were awarded 30%, 20% and 10% of the employee pool subject to the following vesting schedule, which is based on employment: (i) one-third on the date of grant, (ii) one-third on September 13, 2012 and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI

On December 19, 2012, both the CT Legacy REIT and the CTOPI award agreements were amended to modify the employment based vesting conditions for the unvested portion of the awards to be based on employment with our Manager rather than with us. Both the CT Legacy REIT and the CTOPI awards contain provisions that accelerate vesting of the awards upon an involuntary termination (as defined in our 2007 Long-Term Incentive Plan) from continuous service by our Manager. As of December 31, 2012, our named executive officers were and continue to be employed by our Manager.

Non-Employee Director Compensation

In 2012, our non-employee directors earned fees at an annual rate of $75,000. Payment for services is made quarterly in the form of cash and/or stock units. For those directors who have elected to receive stock units, the number of units is determined based upon the quarterly fee and the average stock price for the applicable quarter. In addition, the chairperson of our audit committee receives $12,000 per annum payable in four quarterly cash installments. All directors are also reimbursed for travel expenses incurred in attending board and committee meetings.

Members of a special committee of our board, comprised of Messrs. Dobrowski, Nassau, and Edelman and formed to oversee management in our effort to restructure our debt obligations, were each paid $75,000 for their service. This fee was paid effective upon the consummation of the Investment Management Business Sale in December 2012.

Mr. Samuel Zell and Mr. Edward S. Hyman resigned from our board upon the consummation of the Investment Management Business Sale on December 19, 2012. Upon the recommendation of the compensation committee and approval by the board of directors, we paid Mr. Zell a retirement payment of $75,000 in recognition of his long standing service as chairman of the board. In accordance with the terms of the Purchase Agreement and upon recommendation by the corporate governance committee, Messrs. John G. Schreiber and Michael B. Nash were elected to serve as members of our board of directors with Mr. Schreiber serving as our chairman. Messrs. Schreiber, Nash and Plavin do not receive compensation for their services as directors.

The following table sets forth the compensation paid by us to our non-employee directors for the fiscal year ended December 31, 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Samuel Zell(1)	72,554	—	—	—	—	75,000	147,554
Thomas E. Dobrowski(2)	150,000	—	—	—	—	—	150,000
Martin L. Edelman(3)	150,000	—	—	—	—	—	150,000
Edward S. Hyman(4)	72,554	—	—	—	—	—	72,554
Michael B. Nash(5)	—	—	—	—	—	—	—
Henry N. Nassau(6)	150,000	—	—	—	—	—	150,000
Joshua A. Polan(7	75,000	—	—	—	—	—	75,000
Lynne B. Sagalyn(8)	87,000	—	—	—	—	—	87,000
John G. Schreiber(9)	—	—	—	—	—	—	—

(1)	Mr. Zell’s retirement payment of $75,000 was paid in cash and the remaining compensation was paid 50% ($36,277) in cash and 50% ($36,277) in stock units.
(2)	Mr. Dobrowski’s special committee fee of $75,000 was paid in cash and the remaining compensation was paid 50% ($37,500) in cash and 50% ($37,500) in stock units.
(3)	Mr. Edelman’s special committee fee of $75,000 was paid in cash and the remaining compensation was paid 50% ($37,500) in cash and 50% ($37,500) in stock units.
(4)	Mr. Hyman’s compensation was paid 50% ($36,277) in cash and 50% ($36,277) in stock units.
(5)	Mr. Nash does not receive any fee for serving as a member of our board of directors.
(6)	Mr. Nassau’s special committee fee of $75,000 was paid in cash and the remaining compensation was paid 50% ($37,500) in cash and 50% ($37,500) in stock units.
(7)	Mr. Polan’s compensation was paid 100% in cash to W.R. Berkley Corporation.
(8)	Dr. Sagalyn’s audit committee chairperson fee of $12,000 was paid in cash and the remaining compensation was paid 50% ($37,500) in cash and 50% ($37,500) in stock units.
(9)	Mr. Schreiber does not receive any fee for serving as a member of our board of directors.

Compensation Committee Interlocks and Insider Participation

During 2012, the compensation committee consisted of Mr. Polan and Dr. Sagalyn until April 2012 when Messrs. Edelman and Nassau replaced Mr. Polan. None of the committee’s members was employed by us as an officer or employee during 2012. No committee member had any interlocking relationships requiring disclosure under applicable rules and regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 407(a) of Regulation S-K is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act. Set forth below is information required by Item 404 of Regulation S-K. Such information shall be deemed modified or superseded to the extent a statement included in the definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission modifies or supersedes such statement or information.

Transactions With Related Persons, Promoters and Certain Control Persons

Investment Management Business Sale and Related Matters

On December 19, 2012, pursuant to the Purchase and Sale Agreement, dated as of September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of The Blackstone Group L.P., or Blackstone, and an Assignment Agreement, dated as of December 19, 2012, or Assignment Agreement, by and among us, Huskies Acquisition and Blackstone Holdings III L.P., or Holdings III, an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business, including CT Investment Management Co., LLC, or CTIMCO, and related private investment fund co-investments for a purchase price of approximately $21.4 million. On December 19, 2012, we also closed our sale of 5.0 million shares of our class A common stock to Holdings III for a purchase price of $10.0 million. The 5.0 million shares beneficially owned by Holdings III represented approximately 17.1% of our outstanding class A common stock as of March 25, 2013, and two members of our board of directors are associated with Blackstone.

Pursuant to the terms of the Purchase Agreement, we also entered into a Registration Rights Agreement, dated December 19, 2012, with Holdings III pursuant to which, on and after December 19, 2013, Holdings III may require us to prepare and file a shelf registration statement relating to the resale of the 5.0 million shares held by Holdings III or its permitted transferees and under certain circumstances may require us to file up to four resale registration statements on demand and provide unlimited “piggyback” rights with respect to the resale of such shares (subject to certain cutback and other provisions).

On December 19, 2012 we also entered into an Assignment and Assumption of Lease, or Lease Assignment, with Blackstone Holdings I L.P., or Holdings I, an affiliate of Blackstone, with respect to the lease of our former headquarters at 410 Park Avenue, New York, New York, pursuant to which Holdings I agreed to assume our obligations under the lease. In addition, our former landlord, 410 Park Avenue Associates, L.P., entered into a Consent to Assignment of Lease, and Fifth Lease Modification Agreement with us and Holdings I, pursuant to which the landlord consented to the Lease Assignment. In accordance with the terms of the consent, if Holdings I defaults on the Lease, we will be liable for any such default.

Management Agreement

Pursuant to the terms of the Purchase Agreement, we entered into the Management Agreement, dated as of December 19, 2012, or Management Agreement, with our Manager, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the Management Agreement. The Management Agreement requires our Manager to manage our investments and our day-to-day business and affairs in conformity with our investment guidelines and other policies that are approved and monitored by our board of directors. The initial term of the Management Agreement expires on December 19, 2015 and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated. The Management Agreement was amended and restated in March 2013 to, among other things: (i) authorize our Manager to assist us with respect to certain matters relating to the U.S. Commodities Exchange Act, as amended; (ii) amend our investment guidelines to permit for certain approvals by the investment risk management committee of our board of directors; and (iii) clarify certain provisions relating to the calculation of incentive compensation.

Pursuant to the terms of the Management Agreement, our Manager is entitled to receive from us a base management fee payable in cash quarterly in arrears with respect to each calendar quarter following December 19, 2012 in an amount equal to the greater of (i) $250,000 per annum and (ii) 1.50% per annum of our equity (as defined in the Management Agreement), and, if earned, certain quarterly incentive compensation. We are also required to reimburse our Manager for certain expenses incurred on our behalf during any given year. So long as the Management Agreement remains in effect, we are required to continue to make quarterly payments of the base management fee and, if applicable, incentive compensation to the Manager, and to reimburse the Manager for certain expenses. See Note 7 to our consolidated financial statements that appear on pages F-6 to F-54 of this report. Based on the calculation of equity in the Management Agreement, unless equity is increased, the base management fee is expected to be $250,000 per annum. During the period from December 19, 2012 through December 31, 2012 we incurred $9,000 in base management fees and no incentive compensation amounts.

Indemnification Agreements with Directors and Officers

On December 19, 2012, we entered into indemnification agreements, or Indemnification Agreements, with each of our directors, Geoffrey G. Jervis, our chief financial officer, and Thomas C. Ruffing, our managing director, asset management, each, an Indemnitee. The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Maryland law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director, officer, employee or agent of Capital Trust. This obligation includes, subject to certain terms and conditions, indemnification for any expenses (including reasonable attorneys’ fees), judgments, fines, penalties and settlement amounts actually and reasonably incurred by the Indemnitee in connection with any threatened or pending action, suit or proceeding. In certain instances, we may be required to advance such expenses, in which case the Indemnitee will be obligated to reimburse us for the amounts advanced if it is later determined that the Indemnitee is not entitled to indemnification for such expenses.

Transactions Involving W.R. Berkley Corporation

W.R. Berkley Corporation, or WRBC, beneficially owned class A common stock representing approximately 13.1% of our outstanding class A common stock and stock units as of March 25, 2013, and a member of our board of directors is an employee of WRBC.

In conjunction with the Investment Management Business Sale, we entered into a Letter Agreement, dated September 27, 2012, with WRBC pursuant to which we agreed not to undertake, or agree to undertake, or permit and direct or indirect subsidiary to undertake or agree to undertake, any public offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior approval of a majority of the independent members of our board of directors. The requirement to obtain this approval will terminate upon the closing of the first offering to exceed the aggregate $30.0 million threshold.

On November 9, 2006, we commenced our CT High Grade MezzanineSM investment management initiative and entered into three separate account agreements with affiliates of WRBC for an aggregate of $250.0 million. Pursuant to these agreements, we invested capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts were entirely funded with committed capital from WRBC and were managed by a subsidiary of CTIMCO. CTIMCO earned a management fee equal to 0.25% per annum on invested assets.

Wholly-owned subsidiaries of WRBC are investors in certain private funds under Five Mile Capital’s management. On March 31, 2011, Five Mile Capital provided an $83.0 million mezzanine loan to our CT Legacy REIT subsidiary in connection with our 2011 comprehensive restructuring, and holds a significant interest in the common equity of CT Legacy REIT. The mezzanine loan had an interest rate of 15.0% per annum of which 7.0% may be deferred, and was scheduled to mature on March 31, 2016. The mezzanine loan was fully repaid on February 10, 2012. We paid $11.0 million in interest and fees to Five Mile Capital during the period the mezzanine loan was outstanding.

Relationship with Martin L. Edelman

Martin L. Edelman, a director, is of counsel to Paul Hastings LLP, a law firm that has from time to time provided us with legal representation with respect to various matters.

Investments by Trusts Established for the Benefit of Samuel Zell in our Funds

Trusts established for the benefit of the former chairman of our board of directors, Samuel Zell, who resigned from our board of directors on December 19, 2012, and members of his family indirectly invested, on the same terms available to third party investors, in CTOPI, a third-party investment management vehicle that we managed prior to the Investment Management Business Sale, pursuant to which capital commitments and capital contributions have been made, and from which income has been received, since 2007.

Related Party Transaction Policies

Pursuant to our code of business conduct and ethics, our audit committee is required to review on a periodic basis all material related party transactions involving the Manager and/or its affiliates. Our audit committee must review and approve in advance all material related party transactions not involving our Manager and/or its affiliates, including financial transactions, arrangements or relationships, or series of any of the foregoing, in which we participate that involve $120,000 or more with any of our directors, officers, employees or significant stockholders (i.e., holders of 5% of our outstanding stock) or any immediate family member or significant other, as defined to include others sharing a household of any of the foregoing, which we refer to collectively as related persons, or any entity in which any of our related persons is employed or has with other related persons a collective interest in more than 5%, or in the case of a partnership, for which any of them serves as a general partner or is otherwise associated. Pursuant to our code of business conduct and ethics, directors, officers and employees must not enter into, develop or continue any such material transaction, arrangement or relationship without obtaining such prior audit committee approval. In addition, our chief financial officer reports all related party transactions, arrangements or relationships not subject to prior audit committee approval to our audit committee at regularly scheduled audit committee meetings. Further, under our code of business conduct and ethics, all instances involving such potential related party transactions, arrangements or relationships, regardless of the amount involved, are required to be reported to an executive officer who will assess the materiality of the transaction, arrangement or relationship and elevate the matter to the audit committee as appropriate.

Item 14.	Principal Accounting Fees and Services

The information required by Item 9(e) of Schedule 14A is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2013 with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1
Purchase and Sale Agreement, dated September 27, 2012, by and between Capital Trust, Inc. and Huskies Acquisition LLC (filed as Exhibit 2.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference)

3.1.a		Articles of Amendment and Restatement (filed as Exhibit 3.1.a to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference)
3.1.b		Certificate of Notice (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference)
3.1.c
Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on March 3, 2011 and incorporated herein by reference)

3.1.d		Articles of Amendment (filed as Exhibit 3.1 to the Current Report on Form 8-K (File No. 1-14788) filed by Capital Trust, Inc. on December 21, 2012 and incorporated herein by reference)
3.2
Third Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

4.1
Rights Agreement, dated as of March 3, 2011, between the Capital Trust, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on March 3, 2011 and incorporated herein by reference)

4.2
First Amendment to Rights Agreement, dated as of September 27, 2012, between the Capital Trust, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (filed as Exhibit 4.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2011 and incorporated herein by reference)

10.1
Amended and Restated Management Agreement, dated as of March 26, 2013, by and between Capital Trust, Inc. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on March 26, 2013 and incorporated herein by reference)

10.2
Assignment Agreement, dated as of December 19, 2012, by and among Huskies Acquisition LLC, Blackstone Holdings III L.P. and Capital Trust, Inc. (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.3	+
Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference)

10.4	+
Capital Trust, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference)

10.5	+	2007 Amendment to the 2007 Plan (filed as Exhibit 10.20 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.6	+
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Geoffrey G. Jervis (filed as Exhibit 10.29 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.7	+
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Stephan D. Plavin(filed as Exhibit 10.32 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.8	+
Deferral Election Agreement for Selected Plan Awards, dated as of December 24, 2007, by and between Capital Trust, Inc. and Thomas C. Ruffing (filed as Exhibit 10.33 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.9	+
Capital Trust, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788), filed on June 28, 2011 and incorporated herein by reference)

10.10	*	Form of Annual Bonus Award Agreement (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788, filed on August 1, 2012 and incorporated herein by reference)
10.11
Form of Restricted Share Award Agreement relating to the Capital Trust, Inc. 2011 Long Term Incentive Plan (filed as Exhibit 10.2 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788, filed on August 1, 2012 and incorporated herein by reference)

10.12
Form of Special Transaction Bonus Award Agreement (filed as Exhibit 10.3 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788, filed on August 1, 2012 and incorporated herein by reference)

10.13
Summary of Non-Employee Director Compensation (filed as Exhibit 10.51 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 28, 2007 and incorporated herein by reference)

10.14		Form of Indemnification Agreement. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)
10.15
Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference)

10.16
Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.17
Assignment and Assumption of Lease, dated as of December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings I L.P. (filed as Exhibit 10.5 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.18
Consent to Assignment of Lease, and Fifth Lease Modification Agreement, dated December 19, 2012, between 410 Park Avenue Associates, L.P., Blackstone Holdings I L.P. and Capital Trust, Inc. (filed as Exhibit 10.6 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.19
Registration Rights Agreement, dated December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings III L.P. (filed as Exhibit 10.4 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.20
Preferred Share Purchase Agreement, dated as of June 16, 1997, by and between Capital Trust and Veqtor Finance Company, LLC (filed as Exhibit 10.1 to Capital Trust’s Current Report on Form 8-K (File No. 1-8063) filed on July 30,1997 and incorporated herein by reference)

10.21
Registration Rights Agreement, dated as of July 28, 1998, among Capital Trust, Vornado Realty L.P., EOP Limited Partnership, Mellon Bank N.A., as trustee for General Motors Hourly-Rate Employees Pension Trust, and Mellon Bank N.A., as trustee for General Motors Salaried Employees Pension Trust (filed as Exhibit 10.2 to Capital Trust’s Current Report on Form 8-K (File No. 1-8063) filed on August 6, 1998 and incorporated herein by reference)

10.22
Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc. W.R. Berkley Corporation and certain stockholders of Capital Trust, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference)

10.23
Registration Rights Agreement dated as of May 11, 2004, by and between Capital Trust, Inc. and W.R. Berkley Corporation (filed as Exhibit 10.2 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference)

10.24
Letter Agreement, dated September 27, 2012, by and between Capital Trust, Inc. and W.R. Berkley Corporation (filed as Exhibit 10.3 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference)

10.25	*
Contribution Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC and CT Legacy REIT Mezz Borrower, Inc. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.26	*
Contribution Agreement, dated as of March 31, 2011, by and among Five Mile Capital II CT Mezz SPE LLC, Five Mile Capital II CT Equity SPE LLC and CT Legacy REIT Mezz Borrower, Inc. (filed as Exhibit 10.5 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.27	*
Contribution Agreement, dated as of March 31, 2011, by and among CT Legacy Holdings, LLC, Five Mile Capital II CT Equity SPE LLC and CT Legacy REIT Holdings, LLC (filed as Exhibit 10.6 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.28.a
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of BNP Paribas, dated as of March 31, 2011 (filed as Exhibit 10.7.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.28.b
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Deutsche Bank Trust Company Americas, dated as of March 31, 2011 (filed as Exhibit 10.7.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.28.c
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of JPMorgan Chase Bank, N.A., dated as of March 31, 2011 (filed as Exhibit 10.7.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.28.d
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Morgan Stanley & Co. Incorporated, dated as of March 31, 2011 (filed as Exhibit 10.7.d to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.28.e
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of Wells Fargo Bank, N.A., dated as of March 31, 2011 (filed as Exhibit 10.7.e to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.28.f
Series 1 Secured Note issued by CT Legacy Series 1 Note Issuer, LLC in favor of WestLB CapTrust Holding LLC, dated as of March 31, 2011 (filed as Exhibit 10.7.f to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.a
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Embassy & Co., dated as of March 31, 2011 (filed as Exhibit 10.8.a to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.b
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Hare & Co., dated as of March 31, 2011 (filed as Exhibit 10.8.b to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.c
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of JSN Restructure Vehicle 1 Ltd., dated as of March 31, 2011 (filed as Exhibit 10.8.c to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.d
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of JSN Restructure Vehicle 1 Ltd., dated as of March 31, 2011 (filed as Exhibit 10.8.d to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.e
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Hare & Co., dated as of March 31, 2011 (filed as Exhibit 10.8.e to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.f
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Talon Total Return Partners LP, dated as of March 31, 2011 (filed as Exhibit 10.8.f to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.g
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Talon Total Return QP Partners LP, dated as of March 31, 2011 (filed as Exhibit 10.8.g to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.h
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of HFR RVA Opal Master Trust, dated as of March 31, 2011 (filed as Exhibit 10.8.h to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.i
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of GPC 69, LLC, dated as of March 31, 2011 (filed as Exhibit 10.8.i to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.29.j
Series 2 Secured Note issued by CT Legacy Series 2 Note Issuer, LLC in favor of Stifel Nicolaus as custodian for Paul F. Strebel IRA, dated as of March 31, 2011 (filed as Exhibit 10.8.j to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.30	*
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy MS SPV, LLC, CT XLC Holding, LLC, Bellevue C2 Holdings, LLC and CNL Hotel JV, LLC and Morgan Stanley Asset Funding Inc. (filed as Exhibit 10.11 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.31	*
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy Citi SPV, LLC and Citigroup Financial Products Inc. and Citigroup Global Markets Inc. (filed as Exhibit 10.12 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.32	*
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy JPM SPV, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.9 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.33	*
Joinder No. 1 and Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of September 30, 2011, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.33 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2012 and incorporated herein by reference)

10.34	*
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of December 29, 2011, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.34 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2012 and incorporated herein by reference)

10.35	*
Joinder No. 2 and Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of February 10, 2012, by and among CT Legacy Asset, LLC, CT XLC Holding, LLC, Bellevue C2 Holdings, LLC, CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.35 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2012 and incorporated herein by reference).

10.36	*
Amended and Restated Master Repurchase Agreement, dated as of March 31, 2011, between CT Legacy JPM SPV, LLC and JPMorgan Chase Funding Inc. (filed as Exhibit 10.10 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.37	*
Joinder No. 1 and Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of December 29, 2011, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Funding Inc. (filed as Exhibit 10.37 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2012 and incorporated herein by reference)

10.38	*
Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of February 10, 2012, by and among CT Legacy Cayman, LTD, CT Legacy JPM SPV, LLC, CT Legacy Asset, LLC and JPMorgan Chase Funding, Inc. (filed as Exhibit 10.38 to Capital Trust, Inc.’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2012 and incorporated herein by reference)

10.39	*
Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 1 Note Issuer, LLC, CT Legacy REIT Holdings, LLC, WestLB AG, New York Branch, as administrative agent, and each of WestLB AG, New York Branch, BNP Paribas, Morgan Stanley Senior Funding, Inc., JPMorgan Chase Bank, N.A., Deutsche Bank Trust Company Americas and Wells Fargo Bank, N.A. (filed as Exhibit 10.13 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.40	*
Contribution and Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 2 Note Issuer, LLC, CT Legacy REIT Mezz Borrower, Inc., JSN Restructure Vehicle 1, Ltd. and each of Taberna Preferred Funding VIII, Ltd. and Taberna Preferred Funding IX, Ltd. (filed as Exhibit 10.14 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.41
Supplemental Indenture, dated as of March 31, 2011, between Capital Trust, Inc. and The Bank of New York Mellon Trust Company, National Association, as Trustee (filed as Exhibit 10.15 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.42	*
Redemption Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy REIT Mezz Borrower, Inc., CT Legacy Series 2 Note Issuer, LLC and Taberna Preferred Funding V, Ltd. (filed as Exhibit 10.16 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.43	*
Redemption Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy REIT Mezz Borrower, Inc., CT Legacy Series 2 Note Issuer, LLC and Taberna Preferred Funding VI, Ltd. (filed as Exhibit 10.17 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.44	*
Exchange Agreement, dated as of March 31, 2011, by and between CT Legacy Holdings, LLC and CT Legacy Series 1 Note Issuer, LLC (filed as Exhibit 10.18 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.45	*
Exchange Agreement, dated as of March 31, 2011, by and between CT Legacy Holdings, LLC and CT Legacy Series 2 Note Issuer, LLC (filed as Exhibit 10.19 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

10.46	*
Exchange Agreement, dated as of March 31, 2011, by and among Capital Trust, Inc., CT Legacy Holdings, LLC, CT Legacy Series 2 Note Issuer, LLC, CT Legacy REIT Mezz Borrower, Inc., and each of Kodiak CDO II, Ltd., Talon Total Return QP Partners LP, Talon Total Return Partners LP, GPC 69, LLC, HFR RVA Opal Master Trust and Paul Strebel (filed as Exhibit 10.20 to Capital Trust, Inc.’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 10, 2011 and incorporated herein by reference)

11.1
Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 6 to the consolidated financial statements contained in this report).

14.1
Capital Trust, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference).

21.1	•	Subsidiaries of Capital Trust, Inc.
23.1	•	Consent of Ernst & Young LLP
31.1	•	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	•	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	•	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	•	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	•	Section 13(r) Disclosure.

101.INS	++	XBRL Instance Document
101.SCH	++	XBRL Taxonomy Extension Schema Document

101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document
+		Represents a management contract or compensatory plan or arrangement.
•		Filed herewith.

*	Portions of this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request under Rule 24b-2 of the Exchange Act.

++
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010; (iv) the Consolidated Statements of Changes in Equity (Deficit) for the years ended December 31, 2012, 2011, and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010; and (vi) Notes to Consolidated Financial Statements.

Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not “filed” for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 26, 2013	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 26, 2013	/s/ Michael B. Nash
Date	Michael B. Nash
Executive Chairman of the Board of Directors

March 26, 2013	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer and Director (Principal executive officer)

March 26, 2013	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer (Principal financial officer and Principal accounting officer)

March 26, 2013	/s/ Thomas E. Dobrowski
Date	Thomas E. Dobrowski, Director

March 26, 2013	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

March 26, 2013	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

March 26, 2013	/s/ Joshua A. Polan
Date	Joshua A. Polan, Director

March 26, 2013	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

March 26, 2013	/s/ John G. Schreiber
Date	John G. Schreiber, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control-Integrated Framework issued by COSO.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dated: March 26, 2013

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

Dated: March 26, 2013

/s/ Stephen D. Plavin	/s/ Geoffrey G. Jervis
Stephen D. Plavin	Geoffrey G. Jervis
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited Capital Trust, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Capital Trust, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Capital Trust, Inc. and Subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Trust, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Capital Trust, Inc. and Subsidiaries’ and our report dated March 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheets of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
New York, NY
March 26, 2013

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and December 31, 2011
(in thousands, except per share data)

	December 31,	December 31,
	2012	2011

Assets

Cash and cash equivalents	$15,423	$34,818
Restricted cash	14,246	12,985
Investment in CT Legacy Asset, at fair value	132,000	—
Securities held-to-maturity	—	361,574
Loans receivable, net	141,500	838,394
Loans held-for-sale, net	—	30,875
Real estate held-for-sale	—	10,342
Equity investments in unconsolidated subsidiaries	13,306	10,399
Deferred income taxes	—	1,268
Accrued interest receivable, prepaid expenses, and other assets	5,868	65,661

Total assets	$322,343	$1,366,316

Liabilities & Equity (Deficit)

Liabilities:
Accounts payable, accrued expenses and other liabilities	$21,209	$11,920
Secured notes	8,497	7,847
Repurchase obligations	—	58,464
Mezzanine loan, net of unamortized discount	—	55,111
Securitized debt obligations	139,184	1,211,407
Interest rate hedge liabilities	—	33,759
Participations sold	—	116,747

Total liabilities	168,890	1,495,255

Commitments and contingencies	—	—

Equity (Deficit):
Class A common stock, $0.01 par value, 100,000 shares authorized, 29,267 and 21,967 shares issued and outstanding as of December 31, 2012 and 2011, respectively ("class A common stock")	293	220
Restricted class A common stock, $0.01 par value, 0 and 244 shares issued and outstanding as of December 31, 2012 and 2011, respectively ("restricted class A common stock" and together with class A common stock, "common stock")	—	2
Additional paid-in capital	609,002	597,049
Accumulated other comprehensive loss	—	(40,584)
Accumulated deficit	(535,851)	(667,111)
Total Capital Trust, Inc. stockholders' equity (deficit)	73,444	(110,424)

Noncontrolling interests	80,009	(18,515)

Total equity (deficit)	153,453	(128,939)

Total liabilities and equity (deficit)	$322,343	$1,366,316

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012 and 2011
(in thousands, except per share data)

The following table presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities, or VIEs. The following assets may only be used to settle obligations of these consolidated VIEs and these liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the general credit of Capital Trust, Inc.

	December 31,	December 31,
	2012	2011

Assets

Restricted cash	$—	$12,985
Securities held-to-maturity	—	361,574
Loans receivable, net	141,500	819,112
Loans held-for-sale, net	—	30,875
Real estate held-for-sale	—	10,342
Accrued interest receivable, prepaid expenses, and other assets	4,021	61,128

Total assets	$145,521	$1,296,016

Liabilities

Accounts payable, accrued expenses and other liabilities	$88	$3,845
Repurchase obligations	—	58,464
Mezzanine loan, net of unamortized discount	—	55,111
Securitized debt obligations	139,184	1,211,407
Participations sold	—	97,465
Interest rate hedge liabilities	—	33,759

Total liabilities	$139,272	$1,460,051

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands, except share and per share data)

	2012	2011	2010
Income from loans and other investments:
Interest and related income	$34,939	$117,161	$158,792
Less: Interest and related expenses	38,138	96,974	123,963
Income (loss) from loans and other investments, net	(3,199)	20,187	34,829

Other expenses:
General and administrative	10,369	8,982	6,035
Total other expenses	10,369	8,982	6,035

Total other-than-temporary impairments of securities	—	(49,309)	(77,960)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	(160)	1,243	9,594
Impairment of real estate held-for-sale	—	(1,055)	(4,000)
Net impairments recognized in earnings	(160)	(49,121)	(72,366)

Recovery of (provision for) loan losses	36,147	19,326	(146,478)
Valuation allowance on loans held-for-sale	—	(1,456)	(2,119)
Gain on extinguishment of debt	—	271,031	3,134
Fair value adjustment on investment in CT Legacy Asset	51,904	—	—
Gain on deconsolidation of subsidiaries	200,283	—	—
Gain on sale of investments	6,000	—	—
Income from equity investments in unconsolidated subsidiaries	1,781	3,649	3,608
Income (loss) before income taxes	282,387	254,634	(185,427)
Income tax provision	174	1,425	14
Income (loss) from continuing operations	$282,213	$253,209	($185,441)
(Loss) income from discontinued operations, net of tax	(2,138)	(890)	97
Loss on sale of discontinued operations	(271)	—	—
Net income (loss)	$279,804	$252,319	($185,344)

Net (income) loss attributable to noncontrolling interests	(98,780)	5,823	—

Net income (loss) attributable to Capital Trust, Inc.	$181,024	$258,142	($185,344)

Per share information:
Income (loss) from continuing operations per share of common stock:
Basic	$7.82	$11.43	($8.29)
Diluted	$7.41	$10.82	($8.29)

(Loss) income from discontinued operations per share of common stock:
Basic	($0.10)	($0.04)	$0.01
Diluted	($0.10)	($0.04)	$0.01

Net income (loss) per share of common stock:
Basic	$7.72	$11.39	($8.28)
Diluted	$7.31	$10.78	($8.28)

Weighted average shares of common stock outstanding:
Basic	23,459,432	22,660,429	22,371,264
Diluted	24,752,944	23,950,425	22,371,264

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2012, 2011, and 2010
(in thousands)

	2012	2011	2010

Net income (loss)	$279,804	$252,319	($185,344)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	8,367	5,453	(6,964)
Gain on interest rate swaps no longer designated as cash flow hedges	2,481	5,038	—
Amortization of unrealized gains and losses on securities	(775)	(908)	(1,489)
Amortization of deferred gains and losses on settlement of swaps	(56)	(109)	(98)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	688	(326)	(6,576)
Other comprehensive income (loss)	10,705	9,148	(15,127)

Comprehensive income (loss)	$290,509	$261,467	($200,471)

Comprehensive (income) loss attributable to noncontrolling interests	(98,790)	6,015	—

Comprehensive income (loss) attributable to Capital Trust, Inc.	$191,719	$267,482	($200,471)

See accompanying notes to consolidated financial statements.

 Capital Trust, Inc. and Subsidiaries
 Consolidated Statements of Changes in Equity (Deficit)
 For the Years Ended December 31, 2012, 2011 and 2010
 (in thousands)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Capital Trust, Inc. Stockholders' Equity (Deficit)	Noncontrolling Interests	Total
Balance at December 31, 2009	$218	$1	$559,145	($39,135)	($689,396)	($169,167)	$—	($169,167)

Net income (loss)	—	—	—	—	(185,344)	(185,344)	—	(185,344)
Other comprehensive income (loss)	—	—	—	(15,127)	—	(15,127)	—	(15,127)
Cumulative effect of change in accounting principle	—	—	—	3,800	(45,615)	(41,815)	—	(41,815)
Restricted class A common stock earned, net of shares deferred	1	(1)	69	—	—	69	—	69
Deferred directors' compensation	—	—	197	—	—	197	—	197
Balance at December 31, 2010	$219	$—	$559,411	($50,462)	($920,355)	($411,187)	$—	($411,187)

Net income (loss)	—	—	—	—	258,142	258,142	(5,823)	252,319
Other comprehensive income (loss)	—	—	—	9,340	—	9,340	(192)	9,148
Allocation to noncontrolling interests	—	—	37,156	—	—	37,156	(12,623)	24,533
Purchase of noncontrolling interests	—	—	(142)	—	—	(142)	—	(142)
Contributions from noncontrolling interests	—	—	—	—	—	—	125	125
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Consolidation of additional securitization vehicles	—	—	—	538	(4,898)	(4,360)	—	(4,360)
Restricted class A common stock earned, net of shares deferred	1	2	418	—	—	421	—	421
Deferred directors' compensation	—	—	206	—	—	206	—	206
Balance at December 31, 2011	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income (loss)	—	—	—	—	181,024	181,024	98,780	279,804
Other comprehensive income (loss)	—	—	—	10,695	—	10,695	10	10,705
Deconsolidation of subsidiaries	—	—	—	29,889	—	29,889	—	29,889
Shares of class A common stock issued	50	—	9,950	—	—	10,000	—	10,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(266)	(266)
Restricted class A common stock earned, net of shares deferred	6	(2)	993	—	—	997	—	997
Shares issued upon exercise of warrants	17	—	(17)	—	—	—	—	—
Deferred directors' compensation	—	—	223	—	—	223	—	223
Dividends declared on common stock	—	—	804	—	(49,764)	(48,960)	—	(48,960)
Balance at December 31, 2012	$293	$—	$609,002	$—	($535,851)	$73,444	$80,009	$153,453

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$279,804	$252,319	($185,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net impairments recognized in earnings	160	49,121	72,366
(Recovery of) provision for loan losses	(36,147)	(19,326)	146,478
Valuation allowance on loans held-for-sale	—	1,456	2,119
Gain on extinguishment of debt	—	(271,031)	(3,134)
Fair value adjustment on CT Legacy Asset	(51,904)	—	—
Gain on deconsolidation of subsidiaries	(200,283)	—	—
Gain on sale of investments	(6,000)	—	—
Income from equity investments in unconsolidated subsidiaries	(1,781)	(3,649)	(3,608)
Distributions of income from unconsolidated subsidiaries	1,933	1,898	60
Loss on sale of discontinued operations	271	—	—
Employee stock-based compensation	1,353	505	138
Incentive awards plan expense	2,232	3,054	—
Deferred directors' compensation	223	206	197
Distributions from CT Legacy Asset	9,581	—	—
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(566)	(1,872)	(4,842)
Amortization of deferred gains and losses on settlement of swaps	(56)	(109)	(98)
Amortization of deferred financing costs and premiums/discounts on debt obligations	12,133	11,984	7,414
Deferred interest on senior credit facility	—	—	3,935
Loss on interest rate swaps not designated as cash flow hedges	2,772	6,336	—
Changes in assets and liabilities, net:
Accrued interest receivable	(3,560)	2,475	782
Deferred income taxes	1,268	(611)	1,374
Prepaid expenses and other assets	541	(1,813)	(74)
Accounts payable and accrued expenses	(5,206)	(2,059)	(1,326)
Net cash provided by operating activities	6,768	28,884	36,437

Cash flows from investing activities:
Proceeds from Investment Management Business Sale	21,424	—	—
Principal collections and proceeds from securities	56,544	94,407	55,864
Add-on fundings under existing loan commitments	—	—	(1,642)
Distributions from equity investments	—	4,345	—
Principal collections of loans receivable	115,918	2,001,604	252,379
Proceeds from disposition of loans	—	5,750	25,298
Contributions to unconsolidated subsidiaries	(4,030)	(3,413)	(5,232)
Distributions from unconsolidated subsidiaries	1,006	3,697	2,200
Increase in restricted cash	(1,261)	(12,985)	—
Net cash provided by investing activities	189,601	2,093,405	328,867

Cash flows from financing activities:
Borrowings under repurchase obligations	123,977	—	—
Repayments under repurchase obligations	(58,464)	(314,215)	(78,025)
Repayments under senior credit facility	—	(22,932)	(5,000)
Repayment of junior subordinated notes	—	(4,640)	—
Borrowing under mezzanine loan	—	83,000	—
Repayments under mezzanine loan	(63,000)	(20,000)	—
Repayment of securitized debt obligations	(178,945)	(1,821,498)	(285,784)
Payment of financing costs	—	(11,126)	—
Contributions from noncontrolling interests	—	125	—
Purchase of and distributions to noncontrolling interests	(16)	(144)	—
Purchase of secured notes	—	(405)	—
Vesting of restricted class A common stock	(356)	(85)	—
Dividends paid on class A common stock	(48,960)	—	—
Proceeds from issuance of class A common stock	10,000	—	—
Net cash used in financing activities	(215,764)	(2,111,920)	(368,809)

Net (decrease) increase in cash and cash equivalents	($19,395)	$10,369	($3,505)
Cash and cash equivalents at beginning of period	34,818	24,449	27,954
Cash and cash equivalents at end of period	$15,423	$34,818	$24,449

See accompanying notes to consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Organization
References herein to “Capital Trust,” “Company,” “we,” “us” or “our” refer to Capital Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a real estate finance company that focuses primarily on originating mortgage loans backed by commercial real estate assets. Our business plan is to originate, acquire and manage commercial real estate loans and securities and other commercial real estate-related debt instruments. Our investment objective is to preserve and protect our capital while producing attractive risk-adjusted returns primarily through dividends generated from current income on our portfolio.

From the inception of our finance business in 1997 through December 19, 2012, we were a fully integrated, self-managed, real estate finance and investment management company that invested for our own account directly on our balance sheet and for third parties through a series of investment management vehicles. On December 19, 2012, we consummated a strategic transaction that included, among other things, disposition of our investment management and special servicing business, including CT Investment Management Co., LLC, or CTIMCO, to an affiliate of The Blackstone Group L.P., or Blackstone. In conjunction with the sale, we entered into a management agreement with BREDS/CT Advisors L.L.C., which is an affiliate of Blackstone, whereby we became externally managed. We refer to BREDS/CT Advisors L.L.C. as our Manager, and we refer to the entire transaction as our Investment Management Business Sale.

We conduct our operations as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

Sale of Investment Management Platform

On December 19, 2012, pursuant to a previously announced purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, and an assignment agreement, dated as of December 19, 2012 by and among us, Huskies Acquisition and Blackstone Holdings III L.P., or Holdings III, an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million. The sale included our equity interests in CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the management agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statement of operations. See Note 9 for a further discussion of the discontinued operations.

On December 19, 2012, we also closed our sale to Holdings III of 5.0 million shares of our class A common stock for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 5.0 million shares of class A common stock to Holdings III, we paid a previously announced $2.00 per share special cash dividend on December 20, 2012 to holders of record of our class A common stock at the close of business on November 12, 2012.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The assets we retained following our Investment Management Business Sale consist primarily of: (i) our cash and cash equivalents of $15.4 million as of December 31, 2012, (ii) our interests in CT Legacy REIT, as defined below, a vehicle we formed to own and finance certain legacy assets that we retained in connection with a comprehensive debt restructuring in 2011, (iii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager, and (iv) our subordinated interests in certain collateral debt obligations, or CT CDOs.

CT CDO Deconsolidation

We have historically included the assets and liabilities of three CT CDOs in our consolidated balance sheet. When we formed these CT CDOs, we retained residual debt and equity positions in each CT CDO, and CTIMCO serves as collateral manager of each CT CDO. As a result of the Investment Management Business Sale, we are no longer the collateral manager for our CT CDOs, nor the special servicers on their collateral assets. Due to the externalization of these management functions, and our lack of material economic interest in the residual equity we own in CT CDOs II and IV, we ceased to be the primary beneficiary of these entities and, therefore, discontinued the consolidation of CT CDOs II and IV as of December 19, 2012, which we refer to as the CT CDO Deconsolidation. We recognized a gain of $53.9 million on the deconsolidation of CT CDOs II and IV, which was primarily the reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in these non-recourse securitization vehicles.

March 2011 Restructuring - CT Legacy REIT

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 Restructuring. Our March 2011 Restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT, and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. The restructuring was financed with a new $83.0 million mezzanine loan obtained by CT Legacy REIT from an affiliate of Five Mile Capital, and the issuance of equity interests in the common stock of CT Legacy REIT to the former lenders under our senior credit facility and our former junior subordinated noteholders, as well as to an affiliate of Five Mile Capital. Upon completion of our March 2011 Restructuring, we no longer have any recourse debt outstanding.

Following our March 2011 Restructuring, we retained a 52% equity interest in the common stock of CT Legacy REIT. Our economic interest in CT Legacy REIT is, however, subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our retained equity interests in the common stock of CT Legacy REIT, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in the common stock of CT Legacy REIT, and (iii) the subordinate class B common stock of CT Legacy REIT owned by our former junior subordinate noteholders.

See Note 3 for further discussion of the secured notes, management incentive awards plan, and class B common stock.

CT Legacy Asset Deconsolidation

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with J. P. Morgan Chase Bank, N.A., which we refer to as JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, LLC, or CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, CT Legacy REIT ceased to be the primary beneficiary of CT Legacy Asset and, therefore, discontinued the consolidation of CT Legacy Asset as of February 10, 2012, which we refer to as the CT Legacy Asset Deconsolidation. Subsequent to the CT Legacy Asset Deconsolidation, we continue to consolidate CT Legacy REIT and therefore its two assets including (i) cash and cash equivalents, which we classify as restricted cash on our consolidated balance sheet, and (ii) a net investment in the equity of CT Legacy Asset, which is reported on a fair value basis. We recognized a gain of $146.4 million on the CT Legacy Asset Deconsolidation, which was primarily the reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Asset.

See Note 3 for a further discussion of CT Legacy REIT and CT Legacy Asset.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Structure of Notes to Consolidated Financial Statements

As a result of the Investment Management Business Sale, CT CDO Deconsolidation, and CT Legacy Asset Deconsolidation, our consolidated balance sheet as of December 31, 2012 is significantly different than our consolidated balance sheet as of December 31, 2011. Specifically, our balance sheet as of December 31, 2012 includes only two consolidated VIEs, CT CDO I and through it, GSMS 2006-FL8A, while our balance sheet as of December 31, 2011 included 10 consolidated VIEs. To provide more meaningful and comparable disclosures, we have presented in our Notes to consolidated financial statements information about the two entities that are consolidated as of December 31, 2012 along with the comparable information as of December 31, 2011. We have separately presented the disclosures as of December 31, 2011 for entities that are no longer consolidated as a result of the Investment Management Business Sale, CT CDO Deconsolidation, and CT Legacy Asset Deconsolidation. See Note 17 for further discussion.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

We have separately presented, following our consolidated balance sheet, the assets of consolidated VIEs that can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs that are non-recourse to us. We have aggregated all of such assets and liabilities of consolidated VIEs in this presentation due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful.

As more fully described in Note 1, we sold our investment management business to Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statement of operations.

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the December 31, 2012 presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

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

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than using the equity method. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. We made this election due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets subject to a non-recourse repurchase obligation, is more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. See Note 3 for additional discussion of CT Legacy REIT and CT Legacy Asset.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. For loans where we have unfunded commitments, we amortize these fees and other items on a straight line basis. Fees on commitments that expire unused are recognized at expiration. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

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

Fees from special servicing and asset management services are recorded on an accrual basis as services are rendered under the applicable agreements, and when receipt of fees is reasonably certain. We do not recognize incentive income from our investment management business until contingencies have been eliminated. Recognition of incentive income allocated or paid to us prior to that date is deferred and recorded as deferred incentive income liability under accounts payable, accrued expenses and other liabilities on our consolidated balance sheet. Depending on the structure of our investment management vehicles, certain incentive fees may be in the form of carried interest or carried interest distributions.

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. As of, and for the periods ended, December 31, 2012 and 2011, we had bank balances in excess of federally insured amounts. We have not experienced any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy REIT as restricted because, while these cash balances are available for use by CT Legacy REIT for operations, debt service, or other purposes, they cannot be used by us until our allocable share is distributed from CT Legacy REIT, and cannot be co-mingled with any of our other, unrestricted cash balances. See Note 3 for additional discussion of CT Legacy REIT.

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

We may also invest in securities which may be classified as available-for-sale. Available-for-sale securities are carried at estimated fair value with the net unrealized gains or losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Changes in the valuations do not affect our reported income or cash flows, but do impact stockholders’ equity and, accordingly, book value per share.

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Should an other-than-temporary impairment be deemed to have occurred, the security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to expected credit losses, and (ii) the amount related to fair value adjustments in excess of expected credit losses, or the Valuation Adjustment. The portion of the other-than-temporary impairment related to expected credit losses is calculated by comparing the amortized cost basis of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized through earnings in the consolidated statement of operations. The remaining other-than-temporary impairment related to the Valuation Adjustment is recognized as a component of accumulated other comprehensive income (loss) in stockholders’ equity. A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance

We purchase and originate commercial real estate debt and related instruments, or Loans, generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these Loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the Loan. If a Loan is determined to be impaired, we write down the Loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one through eight, which are defined as follows:

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Loan Participations Sold

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

During September 2012, our one remaining loan participation sold was repaid. As a result, we do not have any loan participations sold as of December 31, 2012.

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

Repurchase Obligations

We record investments financed with repurchase obligations as a separate assets and the related borrowing under any repurchase agreement recorded as a liability on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on our consolidated statements of operations.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we may use interest rate swaps to convert floating rate liabilities that are financing fixed rate assets to fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in value of effective cash flow hedges are reflected on our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income (loss). To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its value are included in net income (loss).

To determine the fair value of interest rate derivative financial instruments, we use a third-party derivative specialist to assist us in periodically valuing our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. Our Manager believes that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. See Note 10 for additional information.

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

The fair value of the performance vesting restricted class A common stock is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted class A common stock on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation include an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Comprehensive Income (Loss)

Total comprehensive income (loss) was $290.5 million, 261.5 million, and ($200.5) million for the years ended December 31, 2012, 2011, and 2010, respectively. The primary components of comprehensive income other than net income are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

There was a one-time $3.8 million adjustment to accumulated other comprehensive loss upon our adoption of new accounting guidance effective January 1, 2010 related to the accounting for impaired securities. See below discussion under “Recent Accounting Pronouncements” in this Note 2 for additional information. See Note 6 for additional discussion of accumulated other comprehensive loss.

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

We have separately determined EPS and diluted EPS for income (loss) from continuing operations and for net income (loss) allocable to common stockholders. See Note 6 for additional discussion of earnings per share.

Segment Reporting

We have historically operated our business in two segments: the Balance Sheet Investment segment and the Investment Management segment. As more fully described in Note 1, we sold our investment management business to Blackstone in December 2012, which business comprised the entirety of our Investment Management segment. As a result, we no longer have multiple operating segments as of December 31, 2012.

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

Upon consolidation of these seven securitization vehicles, we recorded a one-time adjustment to stockholders’ equity of ($41.8) million on January 1, 2010. This reduction in equity is due to the difference between the aggregate pre-consolidation book value of our investment in these vehicles (which were accounted for as securities) and the aggregate net assets, or equity, of those vehicles upon consolidation. This difference was primarily caused by asset impairments recorded at the entity-level which are in excess of our investment amount.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” or ASU 2010-06. ASU 2010-06 amends existing disclosure guidance related to fair value measurements. Specifically, ASU 2010-06 requires (i) details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy, and (ii) inclusion of gross purchases, sales, issuances, and settlements within the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. In addition, ASU 2010-06 clarifies and increases existing disclosure requirements related to (i) the disaggregation of fair value disclosures, and (ii) the inputs used in arriving at fair values for assets and liabilities valued using Level 2 and Level 3 inputs within the fair value hierarchy. ASU 2010-06 is effective for the first interim or annual period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010 and for interim periods within those years. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements. Additional disclosures, as applicable, are included in Note 12.

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

In April 2011, the FASB issued Accounting Standards Update 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications which are considered troubled debt restructurings could result in additional disclosure requirements and could impact the related provision for loan losses. ASU 2011-02 is effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on our consolidated financial statements, however will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings, and therefore our provision for loan losses.

In April 2011, the FASB issued Accounting Standards Update 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements,” or ASU 2011-03. ASU 2011-03 primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements. The removal of these criteria will generally result in asset transfers pursuant to repurchase agreements being accounted for as secured borrowings, with both the transferred assets and repurchase liability recorded on the transferor’s balance sheet. ASU 2011-03 is effective for the first interim or annual period beginning after December 15, 2011, and is to be applied prospectively to transactions which occur subsequent to the effective date. The adoption of ASU 2011-03 did not have a material impact on our consolidated financial statements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In May 2011, the FASB issued Accounting Standards Update 2011-04, “Fair Value Measurement (Topic 860): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” or ASU 2011-04. ASU 2011-04 amends existing guidance on fair value measurements related to (i) instruments held in a portfolio, (ii) instruments classified within stockholders’ equity, (iii) application of the “highest and best use” concept to nonfinancial assets, (iv) application of blockage factors and other premiums and discounts in the valuation process, and (v) other matters. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities which are not measured at fair value, but where fair value is disclosed, and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. ASU 2011-04 is effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements, however it did expand our disclosures related to fair value measurements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” or ASU 2011-05. ASU 2011-05 does not change the items that must be reported in other comprehensive income, however it eliminates the option to present other comprehensive income on the statement of stockholders’ equity and instead requires either (i) a continuous statement of comprehensive income which would replace the current statement of operations, or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income. In December 2011, the FASB issued Accounting Standards Update 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification Items Out of Accumulated Comprehensive Income in Accounting Standards Update 2011-05,” or ASU 2011-12. ASU 2011-12 maintained the presentation requirements for comprehensive income under ASU 2011-05, however deferred the requirement to present certain reclassification adjustments into and out of accumulated other comprehensive income on a gross basis. ASU 2011-05 and ASU 20011-12 are both effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date. Our early adoption, as permitted, of ASU 2011-05 and ASU 2011-12 as of December 31, 2011 did not have a material impact on our consolidated financial statements, other than the change in presentation of comprehensive income as a separate financial statement.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 is effective for the first interim or annual period beginning after December 15, 2012, and should be applied prospectively. As we no longer have a balance of accumulated other comprehensive income as of December 31, 2012, we do not expect the adoption of ASU 2013-02 to have a material impact on our consolidated financial statements.

Note 3. CT Legacy REIT

As discussed in Note 1, in connection with the March 2011 Restructuring, we transferred substantially all of our directly held interest earning assets to a subsidiary of CT Legacy REIT. CT Legacy REIT is beneficially owned 52% by us, 24% by an affiliate of Five Mile Capital (the former mezzanine lender to CT Legacy REIT), and 24% by the former lenders under our senior credit facility. In addition, the former holders of our junior subordinated notes received class B common stock, a subordinate class of common stock which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in the common stock of CT Legacy REIT, after aggregate cash distributions of $50.0 million have been paid to all other classes of common stock. As of December 31, 2012, CT Legacy REIT has not made any dividend payments to its common stockholders.

Our equity interest in the common stock of CT Legacy REIT is comprised of 4,393,750 shares of class A-1 common stock, 775,000 shares of class A-2 common stock, and 118,651 shares of class B common stock. The outstanding common stock of CT Legacy REIT is comprised of 4.4 million shares of class A-1 common stock, 5.6 million shares of class A-2 common stock, and 1.5 million shares of class B common stock. The equity interests of other stockholders of CT Legacy REIT are reflected as noncontrolling interests on our consolidated balance sheet.

On February 10, 2012, we refinanced CT Legacy REIT’s mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan. The borrower under the new JPMorgan facility, CT Legacy Asset, is a wholly owned subsidiary of CT Legacy REIT and owns all of its assets, other than cash. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset and its assets and liabilities were no longer included in our financial statements as of February 10, 2012. We recorded a gain of $146.4 million as a result of deconsolidation of CT Legacy Asset.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2012, our consolidated balance sheet includes (i) restricted cash of $14.2 million at CT Legacy REIT, and (ii) a $132.0 million investment in CT Legacy Asset. Prior to February 10, 2012, CT Legacy Asset was consolidated and therefore our consolidated balance sheet in periods prior to February 10, 2012 included its loans receivables, securities held-to-maturity, other assets, debt obligations and other liabilities.

Investment in CT Legacy Asset, at fair value

We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. Additionally, changes in the fair value of this investment are recognized in our consolidated statement of operations. The fair value of CT Legacy REIT’s investment in CT Legacy Asset was $89.7 million and $132.0 million at February 10, 2012 and December 31, 2012, respectively.

The following table details the components of our gross investment in CT Legacy REIT included in our consolidated balance sheet, as well as our net investment in CT Legacy REIT after the future payments under the secured notes and management incentive awards plan as of December 31, 2012 (in thousands):

Capital Trust, Inc.'s Investment in CT Legacy REIT as of December 31, 2012

Gross investment in CT Legacy REIT:
Restricted cash	$14,246
Investment in CT Legacy Asset, at fair value	132,000
Accounts payable, accrued expenses and other liabilities	(250)
Noncontrolling interests	(80,009)
$65,987

Secured notes, including prepayment premium (1)	(11,059)
Management incentive awards plan, fully vested (2)	(9,855)
Net investment in CT Legacy REIT	$45,073

(1)
Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.5 million on our balance sheet as of December 31, 2012. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.

(2)
Assumes full payment of the management incentive awards plan, as described below, based on a hypothetical GAAP liquidation value of CT Legacy REIT as of December 31, 2012. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of December 31, 2012, our balance sheet includes $5.3 million in accounts payable and accrued expenses for the management incentive awards plan.

The liabilities of CT Legacy Asset are all non-recourse to CT Legacy REIT and us. Neither we, nor CT Legacy REIT is obligated to provide, nor have we or CT Legacy REIT provided, any financial support to CT Legacy Asset. Our maximum exposure to loss from CT Legacy REIT, and therefore CT Legacy Asset, is the $45.1 million net investment described above.

Secured Notes

In conjunction with our March 2011 restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, certain wholly-owned subsidiaries of ours issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face value of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common stock of CT Legacy REIT, which represents 48.3% of the total outstanding class A-1 and class A-2 common stock of CT Legacy REIT. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All dividends we receive from our equity interests in the common stock of CT Legacy REIT which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy REIT that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

We had secured notes outstanding with an accreted book value of $8.5 million and $7.8 million as of December 31, 2012 and 2011, respectively.

CT Legacy REIT Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the dividends paid to the common equity holders of CT Legacy REIT (subject to certain caps and priority distributions). As of December 31, 2012, incentive awards for 92% of the pool were granted to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time dividends are paid, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 82% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of dividends from CT Legacy REIT. The remaining 18% of these grants vest upon our receipt of dividends from CT Legacy REIT.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy REIT and the periodic vesting of the awards granted. We have accrued payables for these awards of $5.3 million and $3.1 million as of December 31, 2012 and 2011, respectively.

Summarized Financial Information for CT Legacy Asset

The following table represents summarized financial information for CT Legacy Asset (in thousands):

For the Period from February 11, 2012
through December 31, 2012 (1)
Income Statement
Total revenues (2)	$228,379
Total expenses (3)	(19,793)
Net income	$208,586

As of December 31, 2012
Balance Sheet
Total assets	$493,842

(1)	Includes activity and balances of VIEs consolidated by CT Legacy Asset.
(2)	Includes interest income, gain on extinguishment of debt, gain on deconsolidation of subsidiaries, and gain on sale of investments.
(3)	Includes interest expense, general and administrative expenses, provisions, impairments, and other items.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 4. Equity Investments in Unconsolidated Subsidiaries

Our equity investments in unconsolidated subsidiaries as of December 31, 2012 consist solely of our carried interest in CTOPI, a fund sponsored and managed by CTIMCO. Historically, this balance has also included our co-investments in investment management vehicles that were sponsored and managed by CTIMCO. As further described in Note 1, we sold two such co-investments to an affiliate of Blackstone in December 2012 in conjunction with our Investment Management Business Sale, however we retained 100% of our carried interest in CTOPI.

Activity relating to our equity investments in unconsolidated subsidiaries for the year ended December 31, 2012 was as follows (in thousands):

	CTOPI Co-investment	CTOPI Carried Interest	HG II Co-investment	Total
Total as of December 31, 2011	$10,399	$—	$—	$10,399
Contributions	1,241	—	2,789	4,030
Distributions (1)	(1,566)	(1,374)	—	(2,940)
Income from equity investments in unconsolidated subsidiaries	1,591	—	190	1,781
Incentive income allocation (2)	—	14,680	—	14,680
Sale of co-investments (3)	(11,665)	—	(2,979)	(14,644)
Total as of December 31, 2012	$—	$13,306	$—	$13,306

(1)	Includes a $1.4 million advance distribution of incentive compensation to satisfy our income tax obligation related to the allocation of taxable income in respect of our carried interest in CTOPI.
(2)
We have deferred the recognition of incentive income allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable and other liabilities on our consolidated balance sheet.

(3)	These co-investments were sold in conjunction with our Investment Management Business Sale, as further described in Note 1.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of December 31, 2012, we have been allocated $14.7 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheet; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund.

As of December 31, 2012, our maximum exposure to loss from CTOPI was $1.4 million, the amount of CTOPI Tax Advances we have received from CTOPI.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of December 31, 2012, we had granted 96% of the pool to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 96% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager : (i) one-third on the date of grant, (ii) one-third on September 13, 2012, and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI. The remaining 4% of these grants vest solely upon our receipt of incentive management fees from CTOPI or the disposition of certain investments owned by CTOPI.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

CT High Grade II

In April 2012, we purchased a 0.44% interest in CT High Grade Partners II, LLC, or CT High Grade II, from an existing investor for $2.8 million, representing our initial co-investment in CT High Grade II. This co-investment was sold to an affiliate of Blackstone as part of our Investment Management Business Sale described in Note 1.

Note 5. Consolidated Securitization Vehicles

As of December 31, 2012, our consolidated balance sheet includes an aggregate $145.5 million of assets and $139.3 million of liabilities related to two consolidated securitization vehicles. As of December 31, 2011, our consolidated balance sheet included an aggregate $1.0 billion of assets and $1.2 billion of liabilities related to nine consolidated securitization vehicles.

The seven securitizations that are no longer consolidated as of December 31, 2012 include: (i) two securitization vehicles which were deconsolidated in December 2012 as a result of our CT CDO Deconsolidation, (ii) four securitization vehicles which were deconsolidated in February 2012 as a result of our CT Legacy Asset Deconsolidation, and (iii) one securitization vehicle that liquidated in the ordinary course. See Note 1 for further discussion of the sale of our CT CDO Deconsolidation and CT Legacy Asset Deconsolidation.

The following disclosures relate specifically to the two securitization vehicles which remain consolidated on our balance sheet as of December 31, 2012, CT CDO I and GSMS 2006-FL8A, a CMBS vehicle consolidated by CT CDO I. See Note 17 for comparable disclosures related to the seven securitization vehicles that are no longer consolidated as of December 31, 2012.

Securitization Vehicles Overview

We own the residual debt and equity positions of CT CDO I, and through CT CDO I, we own the subordinate securities of the GSMS 2006-FL8A securitization. As a result of consolidation, our subordinate debt and equity ownership interests in these entities are not included on our balance sheet, which instead reflects both the assets held and debt issued by these entities to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of these securitization vehicles, as opposed to our net economic interests in these entities.

Our economic interest in the loans receivable assets held by these entities, which are consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets will be limited by the entities’ distribution provisions. The liabilities of the securitization vehicles, which are also consolidated on our balance sheet, are non-recourse to us, and can only be satisfied by proceeds from each entities’ respective asset pool.

We are not obligated to provide, nor have we provided, any financial support to these securitization vehicles. As of December 31, 2012, our maximum exposure to loss from these vehicles is $6.2 million, the difference between the assets and liabilities of such vehicles included on our consolidated balance sheet.

An affiliate of our Manager is the CDO collateral manager for one of our consolidated securitization vehicles, and is named special servicer on a number of these two entities’ collateral assets.

A. Loans Receivable, Net – Consolidated Securitization Vehicles

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of December 31, 2012 and 2011 (dollars in thousands):

	December 31, 2012	December 31, 2011
Number of investments	7	12
Principal balance	$164,180	$228,151
Net book value	$141,500	$145,491
Coupon (1) (2)	4.73%	3.40%
Yield (1) (2)	4.74%	3.28%
Maturity (years) (1) (3)	0.7	1.0

(1)	Represents a weighted average as of December 31, 2012 and 2011, respectively.
(2)	All loans are floating rate loans as of both December 31, 2012 and 2011. Calculations are based on LIBOR of 0.21% and 0.30% as of December 31, 2012 and 2011, respectively.
(3)	For loans in CT CDO I, assumes all extension options are executed. For loans in GSMS 2006-FL8A, maturity is based on information provided by its trustee.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$79,000	56%	$80,491	55%
Senior mortgages	62,500	44	65,000	45
Total	$141,500	100%	$145,491	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$111,500	79%	$139,789	96%
Hotel	30,000	21	5,702	4
Total	$141,500	100%	$145,491	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
West	$92,500	65%	$89,500	62%
Northeast	27,000	19	27,000	19
Southeast	12,404	9	15,142	10
Southwest	9,596	7	13,350	9
Midwest	—	—	499	—
Total	$141,500	100%	$145,491	100%

Loan risk ratings

Quarterly, our Manager evaluates our consolidated securitization vehicles’ loan portfolio for impairment as described in Note 2. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of December 31, 2012 and 2011 (dollars in thousands):

	Loans Receivable as of December 31, 2012			Loans Receivable as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$47,000	$47,000	5	$142,202	$142,202
4 - 5	2	92,500	92,500	—	—	—
6 - 8	3	24,680	2,000	7	85,949	3,289

Total	7	$164,180	$141,500	12	$228,151	$145,491

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of December 31, 2012 and 2011 (dollars in thousands):

	Senior Mortgage Loans
	as of December 31, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	1	$65,000	$65,000
4 - 5	1	62,500	62,500	—	—	—
6 - 8	—	—	—	—	—	—

Total	1	$62,500	$62,500	1	$65,000	$65,000

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Subordinate Interests in Mortgages
	as of December 31, 2012			as of December 31, 2011
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$47,000	$47,000	4	$77,202	$77,202
4 - 5	1	30,000	30,000	—	—	—
6 - 8	3	24,680	2,000	7	85,949	3,289

Total	6	$101,680	$79,000	11	$163,151	$80,491

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of December 31, 2012, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (dollars in thousands):

	December 31, 2012
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss (1)	Net Book Value
Performing loans	1	$7,531	($7,531)	$—
Non-performing loans	2	17,149	(15,149)	2,000

Total impaired loans	3	$24,680	($22,680)	$2,000

(1)	Provision for loan loss represents a 92% loss severity against three subordinate interests in mortgages with an aggregate principal balance of $24.7 million as of December 31, 2012.

The following table describes our consolidated securitization vehicles’ impaired loans as of December 31, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (dollars in thousands):

	December 31, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss (1)	Net Book Value
Performing loans	2	$37,531	($37,531)	$—
Non-performing loans	5	48,014	(44,725)	3,289

Total impaired loans	7	$85,545	($82,256)	$3,289

(1)	Provision for loan loss represents a 96% loss severity against seven subordinate interests in mortgages with an aggregate principal balance of $85.9 million as of December 31, 2011.

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of December 31, 2012, our consolidated securitization vehicles had one loan with a net book value of $27.0 million which was in maturity default but had no provision recorded. We expect to collect all principal and interest due under this loan.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2012 (in thousands):

Income on Impaired Loans for the Year ended December 31, 2012
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	2,773	290
Mezzanine & Other Loans	—	—

Total	$2,773	$290

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2011 (in thousands):

Income on Impaired Loans for the Year ended December 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	3,289	1,546
Mezzanine & Other Loans	—	—

Total	$3,289	$1,546

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of December 31, 2012.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of December 31, 2012 (in thousands):

Nonaccrual Loans Receivable as of December 31, 2012
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$24,680	$2,000

Total	$24,680	$2,000

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of December 31, 2011 (in thousands):

Nonaccrual Loans Receivable as of December 31, 2011
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$80,449	$27,789

Total	$80,449	$27,789

Loan modifications

During the year ended December 31, 2012, there was one modification of a loan in a consolidated securitization vehicle that was considered a troubled debt restructuring, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. This loan modification included a six-month extension of a $6.6 million subordinate mortgage loan with no interest rate increase. This loan has been individually assessed for impairment, and no impairment beyond the existing $4.6 million impairment was determined to be necessary.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

B. Debt Obligations – Consolidated Securitization Vehicles

The balances of each of our consolidated securitization vehicles’ outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2012		December 31, 2011	December 31, 2012
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)	Maturity Date(2)
CT CDO I	$91,131	$91,131	$121,409	1.61%	1.63%	July 2039
GSMS 2006-FL8A	$48,053	$48,053	$50,552	1.07%	1.07%	June 2020

Total/Weighted Average	$139,184	$139,184	$171,961	1.42%	1.44%	November 2032

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.21% at December 31, 2012 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.

As of December 31, 2012, loans receivable with an aggregate book value of $141.5 million serve as collateral for the non-recourse debt and equity securities issued by our consolidated securitizations vehicles. As of December 31, 2011, loans receivable with an aggregate book value of $145.5 million serve as collateral for the securities issued by these same vehicles.

One of our consolidated securitization vehicles, CT CDO I is subject to interest coverage and overcollateralization tests which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, CT CDO I provides for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize the senior notes sold. As a result collateral asset impairments and the related breaches of these interest coverage and overcollateralization tests, we currently do not receive any cash payments from CT CDO I.

Note 6. Stockholders’ Equity

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of 100,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock.

Common Stock

Holders of shares of class A common stock are entitled to vote on all matters submitted to a vote of stockholders, subject to the voting rights of any outstanding shares of preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be authorized by our board of directors and declared by us, subject to the rights of the holders of any shares of outstanding preferred stock. A total of 30,164,069 shares of class A common stock and stock units were issued and outstanding as of December 31, 2012.

We did not repurchase any of our outstanding shares of class A common stock during the year ended December 31, 2012, other than the 224,953 shares we acquired to satisfy tax withholding obligations through the surrender of shares equal in value to the amount of the withholding obligation incurred upon the vesting of restricted class A common stock to our employees.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details the movement in our outstanding shares of class A common stock and restricted class A common stock for the years ended December 31, 2012, 2011, and 2010:

	Year Ended December 31,
Class A Common Stock Outstanding (1)	2012	2011	2010
Beginning balance	22,211,108	21,949,501	21,875,282
Issuance of class A common stock (2)(3)	6,690,466	—	—
Issuance of restricted class A common stock	375,000	300,000	16,875
Forfeiture of restricted class A common stock	(4,042)	—	(9,925)
Purchase of shares for tax withholding upon vesting of restricted class A common stock	(224,953)	(38,393)	(30,748)
Conversion of restricted class A common stock to deferred units	(60,000)	—	—
Vesting of deferred units	278,935	—	98,017
Ending balance	29,266,514	22,211,108	21,949,501

(1)	Includes shares of our class A common stock and restricted class A common stock.
(2)	Excludes deferred stock units held by members of our board of directors of 898,000, 562,000, and 485,000 as of December 31, 2012, 2011, and 2010, respectively.
(3)
Includes 5.0 million shares issued in December 2012 in conjunction with our Investment Management Business Sale and 1.7 million shares issued in November 2012 upon the exercise of outstanding warrants to purchase our class A common stock. See Note 1 for further discussion of our Investment Management Business Sale and see below in Note 6 for further discussion of the warrant exercise.

Preferred Stock

We have not issued any shares of preferred stock since we repurchased all of our previously issued and outstanding preferred stock in 2001.

Warrants

On November 8, 2012, the holders of our outstanding warrants exercised on a cashless basis all of the outstanding warrants. As a result, we issued 1,690,466 shares of our class A common stock pursuant to the terms of the warrants, and no longer have any warrants outstanding as of December 31, 2012.

These warrants were issued to our former repurchase facility lenders in conjunction with the March 2009 restructuring of our these facilities. The warrants entitled our former lenders to purchase an aggregate 3,479,691 shares of our class A common stock at an exercise price of $1.79 per share, and became exercisable on March 16, 2012. If not exercised, the warrants would have expired on March 16, 2019.

The fair value assigned to these warrants, totaling $940,000, has been recorded as an increase to additional paid-in capital, and was amortized into interest expense over the term of the related debt obligations. The warrants were valued using the Black-Scholes valuation method.

Dividends

We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with GAAP) to our stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

During the year ended December 31, 2012, we declared a special dividend of $2.00 per share, of which $1.12 represents ordinary income and $0.88 represents a return of capital. No dividends were declared during the years ended December 31, 2011 or 2010.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Accumulated Other Comprehensive Loss

The following table details the primary components of accumulated other comprehensive loss as of December 31, 2012, and significant activity for the year ended December 31, 2012 (in thousands):

Accumulated Other Comprehensive Loss	Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	8,367	—	—	—	8,367
Ineffective portion of cash flow hedges (1)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(775)	(775)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	678	—	678
Deconsolidation of subsidiaries (3)	16,575	—	15,900	(2,586)	29,889

Total as of December 31, 2012	$—	$—	$—	$—	$—

(1)
As a result of the deconsolidation of CT Legacy Asset in the first quarter of 2012, the balance of accumlated other comprehensive income related to cash flow hedges of CT Legacy Asset was reclassified to interest expense.

(2)	Represents the amortization of prior other-than-temporary impairments of securities in excess of credit losses.
(3)
As further described in Note 1, we deconsolidated various subsidiaries during 2012. As a result, the balances of accumulated other comprehensive income related to these subsidiaries are no longer included in our consolidated financial statements.

Noncontrolling Interests

The noncontrolling interests included on our consolidated balance sheet represent the equity interests in CT Legacy REIT that are not owned by us, as described in Note 3. CT Legacy REIT’s outstanding common stock includes class A-1 common stock, class A-2 common stock, and subordinate class B common stock. A portion of CT Legacy REIT’s consolidated equity and results of operations are allocated to these noncontrolling interests based on their pro-rata ownership of CT Legacy REIT. The following table details the components of noncontrolling interest as of December 31, 2012 (in thousands):

Noncontrolling Interests in CT Legacy REIT as of December 31, 2012

Gross investment in CT Legacy REIT:
Restricted cash	$14,246
Investment in CT Legacy Asset, at fair value	132,000
Accounts payable, accrued expenses and other liabilities	(250)

$145,996

Equity interests owned by Capital Trust, Inc.	(65,987)

Noncontrolling interests in CT Legacy REIT	$80,009

As of December 31, 2011, the noncontrolling interests recorded on our consolidated balance sheet was a deficit, which reflected the consolidated book value of CT Legacy REIT, including certain securitization vehicles in which losses had been recorded in excess of CT Legacy REIT’s net investment. As a result of our deconsolidation of CT Legacy Asset during the first quarter of 2012, the impact of these excess losses has been reversed, resulting in a positive allocation of equity to noncontrolling interests as of December 31, 2012.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the years ended December 31, 2012, 2011, and 2010 (in thousands, except share and per share amounts):

	Net Income (Loss) per Share of Common Stock
	Year Ended December 31,
	2012	2011	2010
Net income (loss)	$181,024	$258,142	($185,344)

Weighted average shares outstanding	23,459,432	22,660,429	22,371,264
Warrants & options outstanding for the
purchase of class A common stock (1)	1,293,512	1,289,996	—
Weighted average shares outstanding, diluted	24,752,944	23,950,425	22,371,264

Per share amount, basic	$7.72	$11.39	($8.28)
Per share amount, diluted	$7.31	$10.78	($8.28)

(1)
As of December 31, 2010, Diluted EPS excludes 3.5 million warrants and 12,000 options which were not dilutive for the period. On November 8, 2012, all of our outstanding warrants were exercised. We issued 1,690,466 shares of our class A common stock pursuant to the terms of the warrants, and no longer have any warrants outstanding as of December 31, 2012.

The following table sets forth the calculation of basic and diluted income from continuing operations per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the years ended December 31, 2012, 2011, and 2010 (in thousands, except share and per share amounts):

	Income (Loss) from Continuing Operations
	per Share of Common Stock
	Year Ended December 31,
	2012	2011	2010
Income (loss) from continuing operations	$282,213	$253,209	($185,441)
Net (income) loss attributable to noncontrolling
interests	(98,780)	5,823	—
Income (loss) from continuing operations
attributable to Capital Trust, Inc.	$183,433	$259,032	$(185,441)

Weighted average shares outstanding	23,459,432	22,660,429	22,371,264
Warrants & options outstanding for the
purchase of class A common stock (1)	1,293,512	1,289,996	—
Weighted average shares outstanding, diluted	24,752,944	23,950,425	22,371,264

Per share amount, basic	$7.82	$11.43	($8.29)
Per share amount, diluted	$7.41	$10.82	($8.29)

(1)
As of December 31, 2010, Diluted EPS excludes 3.5 million warrants and 12,000 options which were not dilutive for the period. On November 8, 2012, all of our outstanding warrants were exercised. We issued 1,690,466 shares of our class A common stock pursuant to the terms of the warrants, and no longer have any warrants outstanding as of December 31, 2012.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 7. General and Administrative Expenses

As a result of our Investment Management Business Sale, the operating expenses related to our investment management business have been reclassified to income (loss) from discontinued operations on our consolidated statements of operations. See Note 1 for further discussion of the Investment Management Business Sale. General and administrative expenses included in net income from continuing operations for the years ended December 31, 2012, 2011, and 2010 consisted of the following (in thousands):

	Year Ended December 31,
General and Administrative Expenses	2012	2011	2010
Professional services	$895	$2,210	$906
Operating and other costs	1,955	2,489	1,955
Transaction costs - Investment Management Business Sale (1)	3,870	—	—
Transaction costs - March 2011 Restructuring (1)	—	—	1,700
Subtotal	6,720	4,699	4,561

Non-cash personnel costs
Management incentive awards plan - CT Legacy REIT (2)	2,232	3,054	—
Employee stock-based compensation	1,353	505	138
Subtotal	3,585	3,559	138

Expenses of consolidated securitization vehicles	64	724	1,336
Total	$10,369	$8,982	$6,035

(1)	See Note 1 for discussion of the Investment Management Business Sale and the March 2011 Restructuring.
(2)	Represents the accrual of amounts payable under the CT Legacy REIT management incentive awards during the period. See Note 3 for discussion of the CT Legacy REIT management incentive awards plan.

In conjunction with the Investment Management Business Sale, we entered into a new management agreement with our Manager, pursuant to which our Manager earns a base management fee in an amount equal to the greater of (a) $250,000 per annum and (b) 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement with our Manager. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the management agreement) for the previous 12-month period (or the period since January 1, 2013, whichever is shorter) and (ii) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our legacy portfolio. During 2012, we incurred $9,000 of management fees payable to our Manager, which are included in general and administrative expenses.

Note 8. Gain on Extinguishment of Debt

Gain on extinguishment of debt for the years ended December 31, 2012, 2011, and 2010 consisted of the following (in thousands):

	Year Ended December 31,
Gain on Extinguishment of Debt	2012	2011	2010
Extinguishment of senior credit facility and junior subordinated notes (1)	$—	$174,846	$—
Termination of loan participation sold (2)	—	75,000	1,124
Securitized debt obligations (3)	—	21,185	2,010
Total	$—	$271,031	$3,134

(1)	Represents the gain recorded on the extinguishment of certain of our legacy debt obligations as part of our March 2011 Restructuring. See Note 1 for further discussion.
(2)	Represents the gain recorded on the termination of a loan participation sold which had previously been impaired. See Note 2 for discussion of loan participations sold.
(3)	Represents the gain recorded as a result of realized losses in consolidated securitization vehicles. As losses in these vehicles are realized, they result in the extinguishment of certain subordinate classes of securitized debt of such consolidated securitization vehicles. See Notes 5 and 17 for discussion of consolidated securitization vehicles.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 9. Discontinued Operations

As more fully described in Note 1, we sold our investment management business to an affiliate of Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statement of operations.

The following table provides additional information on the components of discontinued operations for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Year Ended December 31,
Discontinued Operations	2012	2011	2010

Servicing fees	$9,686	$8,497	$6,404
Management fees from affiliates	6,312	6,618	7,808
Incentive management fees from affiliates	—	—	733
Total revenues	15,998	15,115	14,945
General and administrative expenses	12,938	14,884	12,762
Income from discontinued operations before income taxes	3,060	231	2,183

Income tax provision	(5,198)	(1,121)	(2,086)
(Loss) income from discontinued operations	($2,138)	($890)	$97

Loss on sale of discontinued operations	($271)	$—	$—

(Loss) income from discontinued operations per share of common stock:
Basic	($0.10)	($0.04)	$0.01
Diluted	($0.10)	($0.04)	$0.01

Note 10. Income Taxes

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal excise taxes and state and local taxes on our income and assets.

These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 Restructuring, and the lack of new, replacement investment activity. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2012 and 2011, we were in compliance with all REIT requirements.

In addition, Capital Trust, Inc. includes in its taxable income the income generated by investments in three of our CT CDOs, which is different from our GAAP financial statements, which only include income from CT CDO I. Due to the redirection provisions of our consolidated CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 5 for further discussion of these redirection provisions.

As a component of our Investment Management Business Sale, we sold our taxable REIT subsidiary, CTIMCO, to an affiliate of Blackstone. As a result, we do not have any domestic taxable REIT subsidiaries as of December 31, 2012. In addition, as described in Note 1, we paid a $2.00 per share special dividend following the completion of the Investment Management Business Sale, which dividend was sufficient to eliminate substantially all of our taxable income, and therefore income tax obligations, for the year ended December 31, 2012.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2012, we recorded a current income tax provision of $4.1 million and a deferred income tax provision of $1.3 million. Of this amount, $5.2 million relates to the operations of CTIMCO and, accordingly, has been reclassified to income from discontinued operations. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As of December 31, 2012, Capital Trust, Inc. had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $618,000 will expire in 2017. The availability of these NOLs and NCLs is subject to certain change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Capital Trust, Inc.

As of December 31, 2012, tax years 2009 through 2012 remain subject to examination by taxing authorities.

Note 11. Employee Benefit and Incentive Plans

We do not have any employees following the consummation of the Investment Management Business Sale on December 19, 2012, as described in Note 1. In addition, all unvested restricted class A common stock was vested in conjunction with the sale. However, as of December 31, 2012, certain members of our board of directors continue to receive a portion of their director fees in lieu of cash compensation for services, and certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy REIT management incentive awards plan.

Stock-Based Incentive Plans

We had stock-based incentive awards outstanding under three benefit plans as of December 31, 2012: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (ii) our 2007 long term incentive plan, or 2007 Plan, and (iii) our 2011 long term incentive plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and 2011, respectively and no new awards may be issued under them. In March 2011, in addition to the 300,000 shares awarded to our three named executive officers, our board’s compensation committee authorized our chief executive officer to grant 100,000 shares under the 2007 Plan to other officers and employees designated by him. These 100,000 shares were awarded to employees in January 2012.

Under the 2011 Plan, a maximum of 1.0 million shares of class A common stock may be issued. Shares canceled under previous plans are available to be reissued under the 2011 Plan. As of December 31, 2012, there were 115,000 shares available under the 2011 Plan.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Activity under these three plans for the year ended December 31, 2012 is summarized in the table below in share and share equivalents:

Benefit Type (1)	1997 Director Plan	2007 Plan	2011 Plan	Total
Restricted Class A Common Stock
Beginning balance	—	244,424	—	244,424
Granted	—	100,000	275,000	375,000
Vested, deferred or forfeited	—	(344,424)	(275,000)	(619,424)
Ending balance	—	—	—	—

Stock Units (2)
Beginning balance	68,544	438,260	55,531	562,335
Granted and deferred	—	60,000	554,155	614,155
Vested	(18,911)	(218,040)	(41,984)	(278,935)
Ending balance	49,633	280,220	567,702	897,555

Total outstanding	49,633	280,220	567,702	897,555

(1)	No stock options are outstanding under any of our plans.
(2)	Stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. In addition, certain of our former employees had elected to defer the vesting of their restricted shares.

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2012 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2012	244,424	$2.65
Granted	375,000	2.77
Vested, deferred or forfeited	(619,424)	2.77
Unvested at December 31, 2012	—	—

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2011 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2011	32,785	$5.67
Granted	300,000	2.67
Vested	(88,361)	3.84
Unvested at December 31, 2011	244,424	$2.65

A summary of the unvested restricted class A common stock as of and for the year ended December 31, 2010 was as follows:

	Restricted Class A Common Stock
	Shares	Grant Date Fair Value
Unvested at January 1, 2010	79,023	$7.99
Granted	16,875	1.27
Vested	(53,188)	8.21
Forfeited	(9,925)	7.57
Unvested at December 31, 2010	32,785	$5.67

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The total grant date fair value of restricted shares that vested during the years ended December 31, 2012, 2011, and 2010 was $1.6 million, $231,000, and $437,000, respectively.

CTOPI Incentive Management Fee Grants

See Note 3 for discussion of the CTOPI incentive management fee grants to our former employees.

CT Legacy REIT Management Incentive Awards Plan

See Note 4 for discussion of the CT Legacy REIT management incentive awards granted to our former employees.

Strategic Transaction Related Awards

On June 27, 2012, our compensation committee authorized contingent awards in the form of restricted class A common stock to our chief executive officer, Stephen D. Plavin, chief financial officer, Geoffrey G. Jervis, and our chief credit officer, Thomas C. Ruffing. The terms of these contingent awards provided for their vesting, subject to continued employment by the recipient, if a strategic transaction were to be consummated, or definitive documentation governing a strategic transaction were to be entered into, prior to December 31, 2012. These awards provided for grants of 125,000, 100,000 and 50,000 shares of restricted class A common stock to Messrs. Plavin, Jervis, and Ruffing, respectively, and were 100% vested upon the consummation of the Investment Management Business Sale on December 19, 2012, as described in Note 1.

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

As discussed in Note 2, the “Fair Value Measurement and Disclosures” Topic of the Codification establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

•	Level 1 generally includes only unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 inputs are those which, other than Level 1 inputs, are observable for identical or similar assets or liabilities. These include:

o	Quoted prices in active markets for similar instruments,

o	Quoted prices in less active or inactive markets for identical or similar instruments, and

o	Other observable inputs such as interest rates, yield curves, credit risks, and default rates.

•	Level 3 inputs generally include anything which does not meet the criteria of Levels 1 and 2, particularly any unobservable inputs. These include:

o	Information provided by third-parties in cases where the third-party has relied on significant unobservable inputs, and

o	Internally-generated unobservable inputs.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes our assets and liabilities, including those of CT Legacy REIT and our consolidated securitization vehicles, which are recorded at fair value as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
	Total	in Active	Observable	Unobservable
	Fair Value at	Markets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:

Investment in CT Legacy Asset	$132,000	$—	$—	$132,000

Measured on a nonrecurring basis:

Securitization vehicles' impaired loans receivable (1) :
Subordinate interests in mortgages	$2,000	$—	$—	$2,000

(1)	Loans receivable against which we have recorded a provision for loan losses as of December 31, 2012.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Loans	Real Estate	Investment in
	Held-for-Sale	Held-for-Sale	CT Legacy Assets
December 31, 2011	$30,875	$10,342	$—
Deconsolidation of CT Legacy Asset	(30,875)	(10,342)	89,676
Contributions to CT Legacy Asset	—	—	112,505
Distributions from CT Legacy Asset	—	—	(122,085)

Adjustments to fair value included in earnings:
Fair value adjustment on investment in CT Legacy Asset	—	—	51,904

December 31, 2012	$—	$—	$132,000

The fair values of each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of members of senior management of our Manager, including our chief executive officer, chief financial officer and our chief credit officer and head of asset management. The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of December 31, 2012:

Investment in CT Legacy Asset: We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, pursuant to which we record this investment at fair value rather than at our historical cost investment amount. We made this election due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets subject to a non-recourse repurchase facility, is more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. Consequently, we arrive at the fair value of our Investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. To determine the net cash flows of CT Legacy Asset, our Manager estimates the timing and recovery amount for each of its assets, and then applies the proceeds to first satisfy the repurchase facility. The remaining cash flows are discounted to their present value to arrive at the fair value of CT Legacy Asset. The key assumptions for significant unobservable inputs are: (i) a discount rate of 15% and (ii) loss severities applied to the underlying assets. A change in the discount rate used by 100 basis points would change the fair value of CT Legacy REIT’s investment in CT Legacy Asset by approximately $2.6 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details the range of loss severity assumptions applied to the underlying assets of CT Legacy Assets as of December 31, 2012 (dollars in thousands):

Assets with Loss Severities as of December 31, 2012 Ranging from:
(no. of assets/aggregate principal balance)
Asset Type	0-25%	26-50%	51-75%	76-100%	Total
Senior mortgages	2 / $32,869	- / $-	- / $-	- / $-	2 / $32,869
Subordinate interests in mortgages	3 / 52,483	1 / 1,212	- / -	2 / 43,448	6 / 97,143
Mezzanine loans	5 / 73,729	- / -	- / -	1 / 54,824	6 / 128,553
Securities	5 / 17,114	- / -	- / -	7 / 118,266	12 / 135,380
Total	15 / $176,195	1 / $1,212	- / $-	10 / $216,538	26 / $393,945

Impaired loans: The loans identified for impairment are collateral dependent loans. Impairment on these loans is measured by comparing our Manager’s estimation of fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

Additional details of our consolidated securitization vehicles’ loans which were recorded at fair value as of December 31, 2012 are described below:

Subordinate interests in mortgages: Three of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $24.7 million are reported at fair value as of December 31, 2012, including two hotel loans ($18.1 million), and one office loan ($6.6 million). The hotel loans are in maturity default, and the office loan matures in February 2013. These loans have a weighted average coupon of 4.2% per annum as of December 31, 2012.

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

Fair Value of Financial Instruments
In addition to the above disclosures for assets and liabilities which are recorded at fair value, GAAP also requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement of the instrument. Rather, these fair values reflect the amounts that our Manager believes are realizable in an orderly transaction among willing parties. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above (in thousands). All fair value estimates are measured using significant unobservable inputs, or Level 3 inputs as further described above.

Fair Value of Financial Instruments
	December 31, 2012			December 31, 2011
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$15,423	$15,423	$15,423	$34,818	$34,818	$34,818
Restricted cash	14,246	14,246	14,246	12,985	12,985	12,985
Investment in CT Legacy Asset	132,000	N/A	132,000	—	—	—
Securities held-to-maturity	—	—	—	361,574	520,191	351,818
Loans receivable, net	141,500	164,180	133,682	838,394	1,270,971	768,729

Financial liabilities:
Secured notes	8,497	8,497	7,374	7,847	7,847	6,436
Repurchase obligations	—	—	—	58,464	58,464	54,556
Mezzanine loan	—	—	—	55,111	55,111	71,475
Securitized debt obligations	139,184	139,184	89,880	1,211,407	1,210,992	767,619
Participations sold	—	—	—	116,747	116,747	17,354

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

Securities held-to-maturity: These investments, other than securities that have been other-than-temporarily impaired, are recorded on an amortized cost basis and not at fair value. The fair values presented above have been estimated by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or, in the opinion of our Manager, deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. The expected cash flows of each security are based on our Manager’s assumptions regarding the collection of principal and interest on the underlying loans and securities.

Loans receivable, net: Other than impaired loans, these assets are recorded at their amortized cost and not at fair value. The fair values presented above were estimated by our Manager taking into consideration factors including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders and indications of market value from other market participants.

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

Note 13. Supplemental Disclosures for Consolidated Statements of Cash Flows

As described in Note 1, our financial statements have historically included the results of consolidated VIEs, including CT Legacy REIT and various securitization vehicles. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has no impact on our net cash flow.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Interest paid on our outstanding debt obligations during the years ended December 31, 2012, 2011, and 2010 was $26.4 million, $81.7 million and $105.5 million, respectively. This includes interest paid by consolidated securitization vehicles and CT Legacy REIT. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded from the amortization of discount of the Five Mile Capital mezzanine loan, interest rate swaps, loan participations sold, and deferred interest on various debt obligations.

Net taxes paid by us during the years ended December 31, 2012, 2011, and 2010 were $2.7 million, $4.8 million, and $603,000, respectively.

Significant non-cash investing and financing activities that are not presented on our consolidated statements of cash flows include (i) the repayments of our loan participations sold assets and liabilities, and (ii) the consolidation and deconsolidation of securitization vehicles during the year.

Note 14. Transactions with Related Parties

Transactions Related to Our External Manager

As further described in Note 1, in December 2012 we concluded multiple, related transaction with Blackstone and its affiliates, including: (i) the Investment Management Business Sale, (ii) the sale of 5.0 million shares of our class A common stock for $2.00 per share, and (iii) the execution of a new external management agreement with our Manager. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. See Note 1 for further discussion.

As of December 31, 2012, our consolidated balance sheet included $9,000 of accrued management fees payable to our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy REIT and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

The management agreement with our Manager excludes from the management fee calculation our interests in CT Legacy REIT, CTOPI, and our CT CDOs, which may result in further conflicts between the economic interests of us and our Manager. Certain of our former employees are now employed by an affiliate of our Manager. See Note 7 for further discussion of the management agreement with our Manager.

Transactions Related to Our Former Investment Management Business

Prior to our Investment Management Business Sale, we earned base management and incentive fees in our capacity as investment manager for multiple vehicles that we have sponsored. Due to the nature of our relationship with these vehicles, all management fees were considered revenue from related parties under GAAP.

On November 9, 2006, we commenced our CT High Grade MezzanineSM, or CT High Grade I, investment management initiative and entered into three separate account agreements with affiliates of W.R. Berkley Corporation, or WRBC. Pursuant to these agreements, we invested capital on behalf of WRBC in commercial real estate mortgages, mezzanine loans and participations therein. The separate accounts were entirely funded with committed capital from WRBC and were managed by a subsidiary of CTIMCO. CTIMCO earned a management fee equal to 0.25% per annum on invested assets. WRBC beneficially owned class A common stock representing approximately 13.1% of our outstanding class A common stock and stock units as of March 25, 2013, and a member of our board of directors is an employee of WRBC.

Other Related Party Transactions

In conjunction with the Investment Management Business Sale, we entered into a letter agreement with WRBC pursuant to which we will not undertake any offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior approval of a majority of the independent members of our board of directors. The requirement to obtain this approval will terminate upon the closing of the first offering to exceed the aggregate $30.0 million threshold.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Wholly-owned subsidiaries of WRBC are investors in certain private funds under Five Mile Capital’s management. As discussed in Notes 1 and 3, Five Mile Capital provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 restructuring, and holds a significant interest in the common equity of CT Legacy REIT. In February 2012 we refinanced CT Legacy REIT’s Five Mile Capital mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan.

Note 15. Commitments and Contingencies

Leases

We have historically been party to an operating lease for our former corporate office. In conjunction with our Investment Management Business Sale in December 2012, this lease was assumed by an affiliate of Blackstone. See Pursuant to the consent granted by our former landlord, if the Blackstone affiliate defaults on the lease, we will be liable for such default. Note 1 for further discussion of our Investment Management Business Sale.

As of December 31, 2012, we are no longer party to any operating leases.

Unfunded Commitments to Investment Management Vehicles

As further described in Note 1, we sold our co-investments in the investment management vehicles that we have previously sponsored to Blackstone in December 2012. In conjunction with the sale, Blackstone assumed all future funding commitments under these co-investments. Accordingly, we no longer have any unfunded commitments to these investment management vehicles as of December 31, 2012.

CTOPI Tax Advances

As further discussed in Note 4, the CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these advances to the fund.

Future Distribution Requirements

As further discussed in Note 1, we no longer consolidate CT CDO II and CT CDO IV on our balance sheet prepared in accordance with GAAP, however we do continue to consolidate these vehicles for purposes of calculating taxable income. Due to the redirection provisions of our CT CDOs, which reallocate principal and interest otherwise distributable to us to repay senior note holders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 5 for additional discussion on these redirection provisions.

As further discussed in Note 3, we may be allocated phantom taxable income from CTOPI in respect of our incentive compensation. While the limited partnership agreement provides for advance incentive distributions to satisfy any related income tax obligations, to the extent our investment in CTOPI is not held through a taxable REIT subsidiary, these incentive allocations would generate current taxable income without a corresponding cash distribution to us.

Income Tax Audit of CTIMCO

Subsequent to December 31, 2012, we were notified by the Internal Revenue Service, or the IRS, of an impending examination of our federal income tax returns for the year ended 2010 of our former subsidiary, CTIMCO. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined by the IRS to be owed by CTIMCO would ultimately be paid by us.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in our Manager’s opinion, will not have a material adverse effect on our consolidated financial position or results of operations.

CT CDO Representations and Warranties

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity.

Employment Agreements and Executive Compensation

As a result of the Investment Management Business Sale in December 2012, we no longer have any employees. Certain of our former employees are employed by an affiliate of Blackstone and, as a result, we do not have any employment contracts as of December 31, 2012. See Note 1 for further discussion of our Investment Management Business Sale.

Board of Director’s Compensation

As of December 31, 2012, of the eight members of our board of directors, five are entitled to an annual compensation of $75,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors for no compensation. As of December 31, 2012, the annual compensation for four of our directors was paid 50% in cash and 50% in the form of deferred stock units, and for one of our directors was paid entirely in cash. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives an annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly payments.

Note 16. Segment Reporting

We have historically operated our business in two segments: the Balance Sheet Investment segment and the Investment Management segment. As more fully described in Note 1, we sold our investment management business to Blackstone in December 2012, which business comprised the entirety of our Investment Management segment. As a result, we no longer have multiple operating segments as of December 31, 2012.

Note 17. Previously Consolidated Variable Interest Entities

As of December 31, 2011, our consolidated balance sheet included an aggregate $1.3 billion of assets and $1.5 billion of liabilities related to ten consolidated variable interest entities, or VIEs, including CT Legacy REIT and nine securitization vehicles. Of these ten VIEs, only two of the securitization vehicles, CT CDO I and GSMS 2006-FL8A, remain consolidated as of December 31, 2012.

The following disclosures relate specifically to the other eight VIEs that were previously consolidated on our balance sheet as of December 31, 2011. See Note 5 for comparable disclosures related to CT CDO I and GSMS 2006-FL8A.

CT Legacy REIT

In connection with our March 2011 Restructuring, we transferred substantially all of our directly held interest earning assets to a subsidiary of CT Legacy REIT. CT Legacy REIT is beneficially owned 52% by us, 24% by an affiliate of Five Mile Capital (the former mezzanine lender to CT Legacy REIT), and 24% by the former lenders under our senior credit facility. See Note 1 for further discussion of our March 2011 Restructuring and Note 3 for further of CT Legacy REIT.

Securitization Vehicles

As of December 31, 2011, we owned, either directly or indirectly, the residual debt and equity positions of nine securitization vehicles. As a result of consolidation, our subordinate debt and equity ownership interests in these entities were not included on our balance sheet, which instead reflected both the assets held and debt issued by these entities to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of these securitization vehicles, as opposed to our net economic interests in these entities.

Our interest in the assets held by these entities, which were consolidated on our balance sheet, is restricted by the structural provisions of these entities, and our recovery of these assets is limited by the entities’ distribution provisions. The liabilities of the securitization vehicles, which were also consolidated on our balance sheet, are non-recourse to us, and can only be satisfied from each entities’ respective asset pool.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

We are not obligated to provide, nor have we provided, any financial support to these securitization vehicles. As of December 31, 2012, we have no exposure to loss from these vehicles as we have 100% impaired our residual investments in these entities.

An affiliate of our Manager is the CDO collateral manager for three of our previously consolidated securitization vehicles, and is named special servicer on a number of these six entities’ collateral assets.

Seven securitization vehicles are no longer consolidated as of December 31, 2012, including: (i) CT CDO II and CT CDO IV, which were deconsolidated in December 2012 as a result of our CT CDO Deconsolidation, (ii) four securitization vehicles that were deconsolidated in February 2012 as a result of our CT Legacy Asset Deconsolidation and (iii) one securitization vehicle that liquidated in the ordinary course. See Note 1 for further discussion.

A. Securities Held-to-Maturity – Previously Consolidated Variable Interest Entities

Our previously consolidated VIEs’ securities portfolio consists of CMBS, CDOs, and other securities. As of December 31, 2011, all of our previously consolidated VIEs’ securities were classified as held-to-maturity.

The following table details overall statistics for our previously consolidated VIEs’ securities portfolio as of December 31, 2011:

December 31, 2011
Number of securities	57
Number of issues	40
Rating (1) (2)	BB+
Fixed / Floating (in millions) (3)	$360 / $2
Coupon (1) (4)	6.48%
Yield (1) (4)	7.37%
Life (years) (1) (5)	2.5

(1)	Represents a weighted average as of December 31, 2012 and 2011, respectively.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate securities.
(4)
Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.30% as of December 31, 2011, respectively.

(5)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The table below details the ratings and vintage distribution of our previously consolidated securitization vehicles’ securities as of December 31, 2011 (in thousands):

	Rating as of December 31, 2011
Vintage	AAA	AA	A	BBB	BB	B	CCC and Below	Total
2006	$—	$—	$—	$—	$—	$—	$14,884	$14,884
2005	—	—	—	—	—	—	7,060	7,060
2004	—	24,780	1,935	—	—	—	—	26,715
2003	9,908	—	—	3,011	1,966	—	1,257	16,142
2002	—	—	—	—	6,712	—	2,283	8,995
2001	—	—	—	—	—	5,426	1,730	7,156
2000	2,891	—	—	—	19,935	—	3,985	26,811
1999	—	—	11,233	1,414	17,380	—	—	30,027
1998	45,956	46,315	37,580	43,607	11,900	—	5,000	190,358
1997	4,434	—	16,159	—	5,223	2,941	3,502	32,259
1996	—	—	—	—	—	—	1,167	1,167
Total	$63,189	$71,095	$66,907	$48,032	$63,116	$8,367	$40,868	$361,574

Other-than-temporary impairments

Quarterly, we have evaluated our previously consolidated VIEs’ securities portfolio to determine if there has been an other-than-temporary impairment based upon expected future cash flows from each securities investment. As a result of this evaluation, under the accounting guidance discussed in Note 2, during the year ended December 31, 2012, we determined that $160,000 of impairments previously recorded in other comprehensive income should be recognized as credit losses due to a decrease in cash flow expectation for one of our securities.

To determine the component of the gross other-than-temporary impairment related to expected credit losses, we compare the amortized cost basis of each other-than-temporarily impaired security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. Significant judgment of our Manager is required in this analysis that includes, but is not limited to, (i) assumptions regarding the collectability of principal and interest on the underlying loans, net of related expenses, and (ii) current subordination levels at both the individual loans which serve as collateral under these securities and at the securities themselves.

The following table summarizes activity related to the other-than-temporary impairments of our previously consolidated VIEs’ securities during the year ended December 31, 2012 (in thousands):

	Gross Other-Than- Temporary Impairments	Credit Related Other-Than-Temporary Impairments	Non-Credit Related Other-Than-Temporary Impairments

December 31, 2011	$146,917	$130,328	$16,589

Additions due to change in expected cash flows	—	160	(160)
Amortization of other-than-temporary impairments	(257)	270	(527)
Reductions due to realized losses	(19,560)	(19,560)	—
Deconsolidation of CT Legacy Asset (1)	(53,100)	(49,220)	(3,880)
Deconsolidation of CDOs (1)	(74,000)	(61,978)	(12,022)

December 31, 2012	$—	$—	$—

(1)
As further described in Note 1, we deconsolidated CT Legacy Asset and CT CDOs II and IV in 2012. As a result, the securities owned by these entities’ consolidated securitization vehicles, some of which were other-than-temporarily impaired, are no longer included in our consolidated financial statements.

Unrealized losses and fair value of securities

Certain of our previously consolidated VIEs’ securities are carried at values in excess of their fair values. This difference can be caused by, among other things, changes in credit spreads and interest rates. The following table shows the gross unrealized losses and fair value of our previously consolidated VIEs’ securities for which the fair value is lower than our book value as of December 31, 2011 and that are not deemed to be other-than-temporarily impaired (in millions):

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

	Less Than 12 Months		Greater Than 12 Months		Total

	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Book Value (1)

Floating Rate	$—	$—	$0.2	($1.1)	$0.2	($1.1)	$1.3

Fixed Rate	155.2	(4.7)	130.1	(11.1)	285.3	(15.8)	301.1

Total	$155.2	($4.7)	$130.3	($12.2)	$285.5	($16.9)	$302.4

(1)
Excludes, as of December 31, 2011, $59.2 million of securities which were carried at or below fair value and securities against which an other-than-temporary impairment equal to the entire book value was recognized in earnings.

As of December 31, 2011, 35 of our previously consolidated VIEs' securities with an aggregate book value of $302.4 million were carried at values in excess of their fair values. Fair value for these securities was $285.5 million as of December 31, 2011. In total, as of December 31, 2011, our previously consolidated VIEs had 57 investments in securities with an aggregate book value of $361.6 million that have an estimated fair value of $351.8 million, including 52 investments in CMBS with an estimated fair value of $349.7 million and 5 investments in CDOs and other securities with an estimated fair value of $2.1 million.

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

Investments in variable interest entities

Our previously consolidated VIEs’ securities portfolio includes investments in both CMBS and CDOs, which securitization structures are also generally considered VIEs. We have not consolidated these VIEs due to our determination that, based on the structural provisions of each entity and the nature of our investments, we do not have the power to direct the activities that most significantly impact these entities' economic performance.

These securities were acquired through investment, and do not represent a securitization or other transfer of our assets. We are not named as special servicer for these investments.

We are not obligated to provide, nor have we provided, any financial support to these entities.

B. Loans Receivable, Net – Previously Consolidated Variable Interest Entities

The following table details overall statistics for our previously consolidated VIEs’ loans receivable portfolio as of December 31, 2011:

December 31, 2011
Number of investments	76
Fixed / Floating (in millions) (1)	$336 / $338
Coupon (2) (3)	5.06%
Yield (2) (3)	5.99%
Maturity (years) (2) (4)	3.5

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans.
(2)	Represents a weighted average as of December 31, 2011.
(3)	Calculations for floating rate loans are based on LIBOR of 0.30% as of December 31, 2011.
(4)
For loans in CT CDOs, assumes all extension options are executed. For loans in other consolidated securitization vehicles, maturity is based on information provided by the trustees of each respective entity.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The tables below detail the types of loans in our previously consolidated VIEs’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of December 31, 2011 (in thousands):

	December 31, 2011
Asset Type	Book Value	Percentage
Senior mortgages	$254,309	38%
Subordinate interests in mortgages	203,360	30
Mezzanine and other loans	223,384	32
Total	$681,053	100%

Property Type	Book Value	Percentage
Office	$262,669	39%
Hotel	243,958	36
Retail	72,701	11
Multifamily	25,629	4
Healthcare	18,837	3
Other	57,259	7
Total	$681,053	100%

Geographic Location	Book Value	Percentage
Northeast	$236,400	35%
Southeast	129,390	19
West	101,453	15
Southwest	84,049	12
Other	33,822	5
International	34,502	5
Diversified	61,437	9
Total	$681,053	100%

Unallocated loan loss provision (1)	(7,432)

Net book value	$673,621

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

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Loan risk ratings

Quarterly, our Manager evaluates our previously consolidated VIEs’ loan portfolio for impairment as described in Note 2. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

The following table allocates the net book value and principal balance of our previously consolidated VIEs’ loans receivable based on our internal risk ratings as of December 31, 2011 (dollars in thousands):

	Loans Receivable as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value
1 - 3	22	$365,770	$365,792
4 - 5	8	108,208	108,072
6 - 8	17	465,921	123,549
N/A	29	83,639	83,640

Total	76	$1,023,538	$681,053

Unallocated loan loss provision:			(7,432)

Net book value			$673,621

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our previously consolidated VIEs’ loans receivable by both loan type and our internal risk ratings as of December 31, 2011 (dollars in thousands):

Senior Mortgage Loans
	as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value
1 - 3	10	$79,955	$79,955
4 - 5	3	33,551	33,527
6 - 8	6	86,557	57,187
N/A	29	83,639	83,640

Total	48	$283,702	$254,309

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Subordinate Interests in Mortgages
	as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value
1 - 3	5	$111,358	$111,112
4 - 5	3	56,037	55,925
6 - 8	6	121,381	36,323

Total	14	$288,776	$203,360

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

Mezzanine & Other Loans
	as of December 31, 2011
Risk Rating (1)	Number of Loans	Principal Balance	Net Book Value
1 - 3	7	$174,457	$174,725
4 - 5	2	18,620	18,620
6 - 8	5	257,983	30,039

Total	14	$451,060	$223,384

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

Loan impairments

The following table describes our previously consolidated VIEs’ impaired loans as of December 31, 2011, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments (dollars in thousands):

	December 31, 2011
Impaired Loans	No. of Loans	Gross Book Value	Provision for Loan Loss	Net Book Value
Performing loans	4	$237,622	($211,331)	$26,291
Non-performing loans	5	175,034	(130,756)	44,278

Total impaired loans	9	$412,656	($342,087)	$70,569

The following table details the allocation of our previously consolidated VIEs’ provision for loan losses as of December 31, 2011 (in thousands):

	December 31, 2011
Impaired Loans	Principal Balance	Provision for Loan Loss	Loss Severity
Mezzanine & other loans	$248,483	$227,944	92%
Subordinate interests in mortgages	106,470	84,774	80
Senior mortgages	57,934	29,369	51
Unallocated (1)	117,762	7,431	6
Total/Weighted Average	$530,649	$349,518	66%

(1)
We have recorded a general provision for loan losses against certain pools of smaller loans in our consolidated securitization vehicles. These loans have not been individually risk-rated, but have been assessed for loss based on macroeconomic factors. See Note 2 for additional information.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Generally, we have recorded provisions for loan loss against all loans which are in maturity default, or otherwise have past-due principal payments. As of December 31, 2011, our previously consolidated VIEs had six loans with a net book value of $65.2 million which were in maturity default but had no provision recorded. We expect to collect all principal and interest due under these loans upon their resolution.

The following table details our previously consolidated VIEs’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2012 (in thousands):

Income on Impaired Loans for the Year ended December 31, 2012
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$5,713	$233
Subordinate Interests in Mortgages	5,571	142
Mezzanine & Other Loans	4,108	893

Total	$15,392	$1,268

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

The following table details our previously consolidated VIEs’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2011 (in thousands):

Income on Impaired Loans for the Year Ended December 31, 2011
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$62,461	$3,927
Subordinate Interests in Mortgages	33,508	817
Mezzanine & Other Loans	93,470	9,521

Total	$189,439	$14,265

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of December 31, 2011.

The following table details our previously consolidated VIEs’ loans receivable which are on nonaccrual status as of December 31, 2011 (in thousands):

Non-Accrual Loans Receivable as of December 31, 2011
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$24,700	$11,638
Subordinate Interests in Mortgages	111,776	31,177
Mezzanine & Other Loans	248,483	20,539

Total	$384,959	$63,354

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Loan modifications

During the year ended December 31, 2011, five modifications of our previously consolidated VIEs loans were considered troubled debt restructurings, as defined under GAAP. A troubled debt restructuring is generally any modification of a loan to a borrower that is experiencing financial difficulties, where a lender agrees to terms that are more favorable to the borrower than is otherwise available in the current market. These loan modifications included: (i) a nine-month extension of a $19.0 million senior mortgage loan which is in maturity default, (ii) a two-year forbearance of a $24.3 million subordinate mortgage interest, including a 2.0% spread increase which will accrue on a deferred basis, (iii) a 28-month extension of a $33.0 million subordinate mortgage interest, (iv) a two-year extension of a $13.7 million subordinate mortgage interest coupled with a 2% increase in rate on a deferred basis, and (v) a two-year forbearance of a $15.0 million subordinate mortgage interest coupled with a 1% decrease in rate. All five of these loans have been individually assessed for impairment, and other than a 100% impairment previously recorded against the $15.0 million subordinate mortgage interest, no additional impairment was necessary.

C. Loans Held-for-Sale, Net – Previously Consolidated Variable Interest Entities

As of December 31, 2011, one of our previously consolidated VIEs classified one of its loans receivable as held-for-sale. This loan had a gross book value of $32.3 million and was carried at its fair value of $30.9 million as of December 31, 2011. As further described in the introduction to Note 17, this VIE was deconsolidated in 2012, and we therefore do not have any loan s classified as held-for-sale as of December 31, 2012.

D. Real Estate Held-for-Sale – Previously Consolidated Variable Interest Entities

As of December 31, 2011, one of our previously consolidated VIEs classified its one real estate investment as held-for-sale. This real estate investment had a gross book value of $25.30 million and was carried at its fair value of $10.3 million as of December 31, 2011. As further described in the introduction to Note 17, this VIE was deconsolidated in 2012, and we therefore do not have any real estate classified as held-for-sale as of December 31, 2012.

E. Debt Obligations – Previously Consolidated Variable Interest Entities

As of December 31, 2011, our previously consolidated VIEs had $1.3 billion of total debt obligations outstanding, all of which were non-recourse to us. The balances of each class of entity’s outstanding debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows (in thousands):

	December 31, 2011
Debt Obligations	Principal Balance	Book Value	Coupon(1)	All-In Cost(1)	Maturity Date(2)

CT Legacy REIT
Repurchase obligation (JPMorgan)	$58,464	$58,464	2.80%	2.80%	December 2014
Mezzanine loan (3)	65,275	55,111	15.00%	18.61%	March 2016
Subtotal	$123,739	$113,575	9.24%	10.47%	August 2015

Securitized Debt Obligations
CT CDO II	$199,751	$199,751	0.91%	1.22%	March 2050
CT CDO III	199,138	199,553	5.26%	5.17%	June 2035
CT CDO IV	221,540	221,540	1.07%	1.21%	October 2043
JPMCC 2004-FL1A (4)	—	—	1.25%	1.25%	April 2019
GMACC 1997-C1	83,672	83,672	7.09%	7.09%	July 2029
GECMC 00-1 H	24,847	24,847	5.50%	5.50%	August 2027
MSC 2007-XLCA	310,083	310,083	2.44%	2.44%	July 2017
Subtotal	$1,039,031	$1,039,446	2.84%	2.92%	January 2034

Total/Weighted Average	$1,162,770	$1,153,021	3.52%	3.66%	January 2032

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.21% at December 31, 2012 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each debt obligation. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.
(3)	The mezzanine loan carries a 10.50% per annum interest rate, of which 7.0% per annum may be deferred. The all-in cost of the mezzanine loan includes the amortization of deferred fees and expenses.
(4)	As of December 31, 2011, all outstanding debt obligations of JPMCC 2004-FL1A were eliminated in consolidation.
(5)	Including the impact of interest rate hedges with an aggregate notional balance of $357.4 million as of December 31, 2011, the effective all-in cost of our previously consolidated VIEs’ debt obligations would be 5.30% per annum.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Repurchase Obligations

In conjunction with our restructuring on March 31, 2011, our three legacy repurchase obligations were assumed by wholly-owned subsidiaries of CT Legacy REIT, and the recourse to Capital Trust, Inc. was eliminated. As of December 31, 2011, the only repurchase obligation of CT Legacy REIT remaining was under its JPMorgan facility.

As of December 31, 2011, the JPMorgan facility had a maturity date of December 15, 2014 and an interest rate of LIBOR + 2.50% per annum, which terms were subject to periodic repayment targets and spread increases through maturity. As of December 31, 2011, the JPMorgan facility had an outstanding balance of $58.5 million.

On February 10, 2012, we refinanced CT Legacy REIT’s repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. The new facility is an obligation of CT Legacy Asset, matures in December 2014, carries a rate of LIBOR+6.00% as of December 31, 2012, and has paydown hurdles and associated potential rate increases over the term of the facility. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset. See Note 1 and Note 3 for further discussion on the deconsolidation of CT Legacy Asset.

Mezzanine Loan

On March 31, 2011, CT Legacy REIT entered into an $83.0 million mezzanine loan with Five Mile Capital that carried an interest rate of 15.0% per annum, of which 7.0% may be deferred, and that had a maturity date of March 31, 2016. The mezzanine loan was not recourse to Capital Trust, Inc. except for certain limited non-recourse, “bad boy” carve outs.

As of December 31, 2011, the mezzanine loan had an outstanding principal balance of $65.3 million (including deferred interest) and a book balance of $55.1 million. As discussed above, on February 10, 2012, we refinanced CT Legacy REIT’s JPMorgan repurchase facility and its mezzanine loan with a single, new $124.0 million repurchase facility with JPMorgan. As a result of the refinancing, we discontinued consolidation of CT Legacy Asset. See Note 1 and Note 3 for further discussion on the deconsolidation of CT Legacy Asset.

Securitized Debt Obligations

As of December 31, 2011, loans receivable and securities with an aggregate book value of $708.5 million and $361.6 million, respectively, served as collateral for the non-recourse debt and equity securities issued by these securitization vehicles. As further described in Note 1, these entities are no longer consolidated as of December 31, 2012.

Our CT CDOs are variously subject to interest coverage and overcollateralization tests which, when breached, provide for hyper-amortization of the senior notes sold by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, these CDOs provide for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize the senior notes sold. As a result collateral asset impairments and the related breaches of these interest coverage and overcollateralization tests, as of December 31, 2011, we did not receive any cash payments from these CT CDOs other than CT CDO III.

In addition to the CT CDOs sponsored by us, we also consolidated four other securitization vehicles which were not sponsored or issued by us. The debt obligations of these entities will generally be satisfied with the repayment of assets in the entity’s collateral pool, or will be discharged when losses are realized.

F. Derivative Financial Instruments – Previously Consolidated Variable Interest Entities

Our previously consolidated VIEs’ derivative financial instruments include interest rate swaps in securitization vehicles and in CT Legacy REIT.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Securitization Vehicles

The following table summarizes the notional amounts and fair values of our previously consolidated securitization vehicles’ interest rate swaps as of December 31, 2011 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

				December 31,
	December 31, 2011			2011
Counterparty	Notional Amount	Interest Rate (1)	Maturity	Fair Value
Swiss RE Financial	$236,355	5.10%	2015	($20,540)
Bank of America	44,562	4.58%	2014	(2,368)
Bank of America	10,535	5.05%	2016	(1,461)
Bank of America	5,104	4.12%	2016	(573)
Total/Weighted Average	$296,556	5.00%	2015	($24,942)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

As of December 31, 2011, all of the derivative financial instruments of our previously consolidated securitization vehicles were classified as cash flow hedges, and recorded at fair value as interest rate hedge liabilities on our consolidated balance sheet.

The table below shows amounts recorded to other comprehensive income and amounts recorded to interest expense from other comprehensive income related to interest rate swaps held by our previously consolidated securitization vehicles for the years ended December 31, 2012 and 2011 (in thousands):

	Amount of net loss recognized		Amount of loss reclassified from OCI
	in OCI for the year ended (1)		to income for the year ended (2)

Hedge	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Interest rate swaps	($10,449)	($3,587)	($15,066)	($15,593)

(1)	Represents the amount of unrealized gains and losses recorded to other comprehensive income during the period, net of the amount reclassified to interest expense.
(2)	Represents net amounts paid to swap counterparties during the period, which are included in interest expense, offset by an immaterial amount of non-cash swap amortization.

All of our consolidated securitization vehicles’ interest rate swaps were classified as highly effective for all of the periods presented. As of December 31, 2011, our previously consolidated securitization vehicles had not posted any assets as collateral under derivative agreements.

CT Legacy REIT

CT Legacy REIT is not party to any interest rate swap agreements. As of December 31, 2011, CT Legacy REIT’s formerly consolidated subsidiary, CT Legacy Asset, was party to five interest rate swaps with a notional amount of $60.8 million and fair value of $8.8 million.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes the notional amounts and fair values of CT Legacy Asset’s interest rate swaps as of December 31, 2011 (in thousands). The notional amount provides an indication of the extent of our involvement in the instruments at that time, but does not represent exposure to credit or interest rate risk.

				December 31,
	December 31, 2011			2011
Counterparty	Notional Amount	Interest Rate (1)	Maturity	Fair Value
JPMorgan Chase	$17,574	5.14%	2014	($1,887)
JPMorgan Chase	16,565	4.83%	2014	(1,889)
JPMorgan Chase	16,441	5.52%	2018	(3,321)
JPMorgan Chase	7,062	5.11%	2016	(1,189)
JPMorgan Chase	3,164	5.45%	2015	(531)
Total/Weighted Average	$60,806	5.17%	2015	($8,817)

(1)	Represents the gross fixed interest rate we pay to our counterparties under these derivative instruments. We receive an amount of interest indexed to one-month LIBOR on all of our interest rate swaps.

During the second quarter of 2011, as a result of significant repayments of CT Legacy REIT’s floating rate debt obligations, these interest rate swaps ceased to be highly effective hedging instruments. We therefore discontinued the designation of these hedges as cash flow hedges. As a result, beginning in the second quarter of 2011, any change in the fair values of these interest rate swaps was recorded as a non-cash component of interest expense on our consolidated statement of operations. We recognized $1.3 million of such non-cash interest expense during the year ended December 31, 2011. In addition, as a result of the termination of the effective hedge designation, we reclassified $3.2 million from accumulated other comprehensive income as non-cash interest expense on our consolidated financial statements. Net payments under such interest rate swaps during the year ended December 31, 2011 totaled $2.3 million, and were recorded as a component of interest expense.

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

As of December 31, 2011, CT Legacy REIT had not posted any assets as collateral under derivative agreements.

Capital Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Note 18. Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands except per share data):

	March 31	June 30	September 30	December 31
2012
Revenues	$18,321	$9,738	$10,696	$12,183
Net income (loss)	$140,622	$3,351	$12,900	$122,931
Net income (loss) attributable to Capital Trust, Inc.	$66,553	$2,283	$6,999	$105,189
Net income (loss) per share of class A common stock:
Basic	$2.91	$0.10	$0.30	$4.22
Diluted	$2.74	$0.09	$0.28	$4.06
2011
Revenues	$38,889	$34,586	$28,855	$29,955
Net income (loss)	$253,917	$6,224	$8,256	($16,078)
Net income (loss) attributable to Capital Trust, Inc.	$254,585	($1,845)	$13,722	($8,320)
Net income (loss) per share of class A common stock:
Basic	$11.35	($0.08)	$0.60	($0.37)
Diluted	$11.04	($0.08)	$0.57	($0.37)
2010
Revenues	$44,505	$41,675	$43,147	$44,615
Net (loss) income	($63,452)	$2,902	($134,709)	$9,915
Net income (loss) attributable to Capital Trust, Inc.	($63,452)	$2,902	($134,709)	$9,915
Net (loss) income per share of class A common stock:
Basic	($2.84)	$0.13	($6.02)	$0.44
Diluted	($2.84)	$0.13	($6.02)	$0.44

Basic and diluted earnings per share are computed independently based on the weighted-average shares of class A common stock outstanding for each of the periods. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. See Note 6 for a further discussion of earnings per share.

Note 19. Subsequent Events

On February 26, 2013, our board of directors elected Michael B. Nash, a current member of the board of directors, to the newly established position of Executive Chairman, in which capacity he acts both as chairman of the board of directors and as our Executive Chairman. In his capacity as our Executive Chairman, Mr. Nash will lead our investment strategy with Stephen D. Plavin, Chief Executive Officer and President. John G. Schreiber, who previously served as chairman of the board of directors, will continue to serve as a regular member of the board of directors.

To maintain its tax efficiency, on March 20, 2013, a majority of the stockholders CT Legacy REIT voted in favor of, and CT Legacy REIT executed, a plan of merger, or the Merger, into CT Legacy Partners, LLC, or CT Legacy Partners, effective as of March 22, 2013. As a result of the Merger, all outstanding shares of class A-1 common, class A-2 common, class B common, and class A preferred stock of CT Legacy REIT were redeemed in exchange for limited liability company units, or LLC Units, in CT Legacy Partners. These LLC Units have economic and voting rights equivalent to the corresponding shares of stock of CT Legacy REIT. In addition, all outstanding shares of class B preferred stock of CT Legacy REIT were redeemed for an aggregate $147,000, which amount is comprised of the shares’ par value, liquidation preference, and accrued dividends thereon.

Capital Trust, Inc. and Subsidiaries
Schedule IV—Mortgage Loans on Real Estate
As of December 31, 2012
(in thousands)

Type of Loan/Borrower	Description/ Location	Interest Payment Rates (1)	Final Maturity Date	Periodic Payment Terms(2)	Prior Liens(3)	Face Amount of Loans(4)	Carrying Amount of Loans (5)(6)
Mortgage Loans:
Borrower A	Office / CA	1.1%	5/3/2013	P & I	$—	$62,500	$62,500
All other mortgage loans individually					—	—	—
less than 3%:
Total mortgage loans:					—	62,500	62,500

Subordinate Interests in Mortgages:
Borrower B	Office / NY	9.7%	10/9/2013	I/O	80,000	$27,000	27,000
Borrower C	Office / Diversified	5.3%	10/9/2013	I/O	57,550	20,000	20,000
Borrower D	Hotel / HI	7.5%	7/9/2014	I/O	266,689	30,000	30,000
All subordinate interests in mortgages		3.0% - 5.2%	11/9/11 - 2/9/13		n/a	24,680	2,000
individually less than 3%:
Total subordinate interests in mortgages:					404,239	101,680	79,000

Total loans:					$404,239	$164,180	$141,500

(1)	Rates for floating rate loans are based on LIBOR of 0.21% as of December 31, 2012.
(2)	P & I = principal and interest. I/O = interest only.
(3)	Represents only third party liens.
(4)	Mortgage loans which are greater than 90 days delinquent include $17.1 million of our subordinate interests in mortgages.
(5)
Mortgage loans with a carrying value of $62.5 million are not consolidated for federal income tax purposes because they are held by securitization vehicles in which we invest, as further described in Note 5. Excluding these loans, the tax basis of the mortgage loans included above is approximately $80.3 million as of December 31, 2012.

(6)
As of December 31, 2012, we identified three loans with an aggregate gross book value of $24.7 million for impairment, against which we have recorded a $22.7 million provision, and which are carried at an aggregate net book value of $2.0 million. See Note 5 for a description of our loan impairment and valuation process.

S-1

Capital Trust, Inc. and Subsidiaries
Notes to Schedule IV
As of December 31, 2012
(in thousands)

1. Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles Mortgage Loans on Real Estate for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010

Balance at January 1 (1)	$869,269	$3,503,447	$1,175,792
Additions during period:
Impact of consolidation due to change in accounting principal (2)	—	—	2,845,241
Consolidation of additional securitization vehicle (3)	—	22,437	—
Additional fundings (4)	26	478	2,021
Amortization of discount, net (5)	180	1,773	1,364
Recovery of provision for loan losses	36,147	21,973	—

Deductions during period:
Deconsolidation of subsidiaries (6)	(645,163)	(595,920)	—
Collections of principal	(118,959)	(2,069,799)	(328,408)
Transfers to real estate held-for-sale	—	—	(12,054)
Transfers to other assets (7)	—	(7,914)	(6,614)
Provision for loan losses	—	—	(146,478)
Valuation allowance on loans held-for-sale	—	(1,456)	(2,119)
Mortgage loans sold	—	(5,750)	(25,298)
Balance at December 31	$141,500	$869,269	$3,503,447

(1)	All amounts include both loans receivable and loans held-for-sale.
(2)	Loans with an aggregate principal balance of $2.98 billion as of December 31, 2009 have been consolidated onto our balance sheet beginning January 1, 2010, as discussed in Note 2.
(3)	We consolidated an additional securitization vehicle, GECMC 2000-1, beginning in the third quarter of 2011.
(4)	Includes deferred interest, which is a non-cash addition to the balance of mortgage loans, of $26,000, $478,000, and $378,000 for the years ended December 31, 21012, 2011, and 2010, respectively.
(5)	Net discount amortization represents an entirely non-cash addition to the balance of mortgage loans.
(6)	During 2012, we ceased consolidation of various subsidiaries. See Note 1 for further discussion.
(7)	Includes one loan which was restructured in January 2011 and converted to a $7.9 million equity participation in the borrower entity, as well as one loan which was restructured in June 2010 and converted to a $6.6 million equity participation in the borrower entity. These equity investments have been reclassified to Accrued Interest Receivable and Other Assets of CT Legacy REIT, and consolidated securitization vehicles, respectively, on our consolidated balance sheet as of December 31, 2011.

S-2