Form 10-Q
period 2013-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2013-05-06
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-14788

Blackstone Mortgage Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 10th Floor, New York, NY	10154
(Address of principal executive offices)	(Zip Code)

(212) 655-0220

(Registrant’s telephone number, including area code)

Capital Trust, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of outstanding shares of the registrant’s class A common stock, par value $0.01 per share, as of May 6, 2013 was 2,926,651 (after giving effect to the one-for-ten reverse stock split effected at 5:01 p.m. (EDT) on May 6, 2013).

Blackstone Mortgage Trust, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$15,361	$15,423
Restricted cash	12,719	14,246
Investment in CT Legacy Asset, at fair value	—	132,000
Securities, at fair value	11,702	—
Loans receivable, at fair value	150,332	—
Loans receivable, net	139,500	141,500
Loans held-for-sale, net	1,800	—
Equity investments in unconsolidated subsidiaries	20,046	13,306
Accrued interest receivable, prepaid expenses, and other assets	13,693	5,868

Total assets	$365,153	$322,343

Liabilities & Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$30,760	$21,209
Secured notes	8,671	8,497
Repurchase obligations	20,214	—
Securitized debt obligations	136,944	139,184
Interest rate swap liabilities	6,119	—

Total liabilities	202,708	168,890

Commitments and contingencies	—	—

Equity:
Class A common stock, $0.10 par value, 100,000 shares authorized, 2,927 shares issued and outstanding as of March 31, 2013 and December 31, 2012	293	293
Additional paid-in capital	609,040	609,002
Accumulated deficit	(533,238)	(535,851)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	76,095	73,444

Noncontrolling interests	86,350	80,009

Total equity	162,445	153,453

Total liabilities and equity	$365,153	$322,343

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(in thousands, except per share data)

The following table presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities, or VIEs. The following assets may only be used to settle obligations of these consolidated VIEs and these liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the general credit of Blackstone Mortgage Trust, Inc.

	March 31, 2013	December 31, 2012
	(unaudited)
Assets

Loans receivable, net	$139,500	$141,500
Loans held-for-sale, net	1,800	—
Accrued interest receivable, prepaid expenses, and other assets	2,433	4,021

Total assets	$143,733	$145,521

Liabilities

Accounts payable, accrued expenses and other liabilities	$168	$88
Securitized debt obligations	136,944	139,184

Total liabilities	$137,112	$139,272

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Months Ended March 31, 2013 and 2012

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Income from loans and other investments:
Interest and related income	$1,456	$14,716
Less: Interest and related expenses	777	23,342

Income (loss) from loans and other investments, net	679	(8,626)

Other expenses:
General and administrative	2,038	756

Total other expenses	2,038	756

Total other-than-temporary impairments of securities	—	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	(160)

Net impairments recognized in earnings	—	(160)

Recovery of provision for loan losses	—	8
Valuation allowance on loans held-for-sale	(200)	—
Fair value adjustment on investment in CT Legacy Asset	—	3,954
Gain on deconsolidation of subsidiary	—	146,380
Income from equity investments	—	696

(Loss) income before income taxes	(1,559)	141,496
Income tax provision	38	301

(Loss) income from continuing operations	($1,597)	$141,195

Loss from discontinued operations, net of tax	—	(573)

Net (loss) income	($1,597)	$140,622

Net income attributable to noncontrolling interests	(1,518)	(74,069)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	($3,115)	$66,553

Per share information:
(Loss) income from continuing operations per share of common stock:
Basic	($1.03)	$29.39

Diluted	($1.03)	$27.64

Loss from discontinued operations per share of common stock:
Basic	$—	($0.25)

Diluted	$—	($0.25)

Net (loss) income per share of common stock:
Basic	($1.03)	$29.14

Diluted	($1.03)	$27.39

Weighted average shares of common stock outstanding:
Basic	3,016,425	2,283,741

Diluted	3,016,425	2,430,147

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012

Net (loss) income	($1,597)	$140,622

Other comprehensive income:
Unrealized gain on derivative financial instruments	—	2,267
Gain on interest rate swaps no longer designated as cash flow hedges	—	1,998
Amortization of unrealized gains and losses on securities	—	(756)
Amortization of deferred gains and losses on settlement of swaps	—	(56)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	—	387

Other comprehensive income	—	3,840

Comprehensive (loss) income	($1,597)	$144,462

Less: Comprehensive income attributable to noncontrolling interests	(1,518)	(74,079)

Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	($3,115)	$70,383

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in (Deficit) Equity

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Blackstone Mortgage Trust, Inc. Stockholders’ (Deficit) Equity	Noncontrolling Interests	Total
Balance at January 1, 2012	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income	—	—	—	—	66,553	66,553	74,069	140,622
Other comprehensive income	—	—	—	3,830	—	3,830	10	3,840
Deconsolidation of CT Legacy Asset	—	—	—	1,293	—	1,293	—	1,293
Restricted class A common stock earned, net of shares deferred	—	1	125	—	—	126	—	126
Deferred directors’ compensation	—	—	56	—	—	56	—	56

Balance at March 31, 2012	$220	$3	$597,230	($35,461)	($600,558)	($38,566)	$55,564	$16,998

Balance at January 1, 2013	$293	$—	$609,002	$—	($535,851)	$73,444	$80,009	$153,453

Net loss	—	—	—	—	(3,115)	(3,115)	1,518	(1,597)
Consolidation of subsidiary	—	—	—	—	5,728	5,728	6,235	11,963
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,412)	(1,412)
Deferred directors’ compensation	—	—	38	—	—	38	—	38

Balance at March 31, 2013	$293	$—	$609,040	$—	($533,238)	$76,095	$86,350	$162,445

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012
Cash flows from operating activities:
Net (loss) income	($1,597)	$140,622
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net impairments recognized in earnings	—	160
Recovery of provision for loan losses	—	(8)
Valuation allowance on loans held-for-sale	200	—
Fair value adjustment on CT Legacy Asset	—	(3,954)
Gain on deconsolidation of subsidiary	—	(146,380)
Income from equity investments in unconsolidated subsidiaries	—	(696)
Distributions of income from unconsolidated subsidiaries	—	61
Employee stock-based compensation	—	129
Incentive awards plan expense	963	(282)
Deferred directors’ compensation	38	56
Distributions from CT Legacy Asset	—	1,830
Amortization of premiums/discounts on loans and securities and deferred interest on loans	—	(171)
Amortization of deferred gains and losses on settlement of swaps	—	(56)
Amortization of deferred financing costs and premiums/discounts on debt obligations	174	8,813
Loss on interest rate swaps not designated as cash flow hedges	—	2,772
Changes in assets and liabilities, net:
Accrued interest receivable	432	(2,999)
Deferred income taxes	—	(1,423)
Prepaid expenses and other assets	812	2,986
Accounts payable and accrued expenses	(266)	(182)

Net cash provided by operating activities	756	1,278

Cash flows from investing activities:
Principal collections and proceeds from securities	—	21,496
Principal collections of loans receivable	1,135	83,000
Contributions to unconsolidated subsidiaries	—	(324)
Distributions from unconsolidated subsidiaries	—	677
Decrease in restricted cash	1,527	473

Net cash provided by investing activities	2,662	105,322

Cash flows from financing activities:
Borrowings under repurchase obligations	—	123,977
Repayments under repurchase obligations	—	(58,464)
Repayments under mezzanine loan	—	(63,000)
Repayment of securitized debt obligations	(2,239)	(106,729)
Purchase of and distributions to noncontrolling interests	(1,097)	—
Redemption of noncontrolling interests	(144)	—
Vesting of restricted class A common stock	—	(4)

Net cash used in financing activities	(3,480)	(104,220)

Net (decrease) increase in cash and cash equivalents	($62)	$2,380
Cash and cash equivalents at beginning of period	15,423	34,818

Cash and cash equivalents at end of period	$15,361	$37,198

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

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

On April 26, 2013, our board of directors approved the change of our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc., which we effected at 5:01 p.m. (EDT) on May 6, 2013 concurrently with a one-for-ten reverse stock split of our class A common stock. Except where the context indicates otherwise, all class A common stock numbers herein have been adjusted to give retroactive effect to the reverse stock split.

Sale of Investment Management Platform

On December 19, 2012, pursuant to a previously announced purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, and an assignment agreement, dated as of December 19, 2012 by and among us, Huskies Acquisition and Blackstone Holdings III L.P., or Holdings III, an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million. The sale included our equity interests in CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the management agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statement of operations. See Note 8 for a further discussion of discontinued operations.

On December 19, 2012, we also closed our sale to Holdings III of 500,000 shares of our class A common stock for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 500,000 shares of class A common stock to Holdings III, we paid a previously announced $20.00 per share special cash dividend on December 20, 2012 to holders of record of our class A common stock at the close of business on November 12, 2012.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The assets we retained following our Investment Management Business Sale consist primarily of: (i) our cash and cash equivalents of $15.4 million as of March 31, 2013, (ii) our interests in CT Legacy Partners, as defined below, a vehicle we formed to own and finance certain legacy assets that we retained in connection with a comprehensive debt restructuring in 2011, (iii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager, and (iv) our subordinated interests in certain collateral debt obligations, or CT CDOs.

CT CDO Deconsolidation

We have historically included the assets and liabilities of three CT CDOs in our consolidated balance sheet, CT CDO I, CT CDO II, and CT CDO IV. When we formed these CT CDOs, we retained residual debt and equity positions in each CT CDO, and CTIMCO serves as collateral manager of each CT CDO. As a result of the Investment Management Business Sale, we are no longer the collateral manager for our CT CDOs, nor the special servicer on their collateral assets. Due to the externalization of these management functions, and our lack of material economic interest in the residual equity we own in CT CDOs II and IV, we ceased to be the primary beneficiary of these entities and, therefore, discontinued the consolidation of CT CDOs II and IV as of December 19, 2012, which we refer to as the CT CDO Deconsolidation. We recognized a gain of $53.9 million on the deconsolidation of CT CDOs II and IV, which was due primarily to the reversal of charges to shareholders’ equity resulting from losses previously recorded in excess of our economic interests in these non-recourse securitization vehicles.

CT Legacy Partners Merger

To maintain its tax efficiency, on March 20, 2013, a majority of the stockholders of CT Legacy REIT voted in favor of a plan of merger, dated March 22, 2013, or the Merger, whereby CT Legacy REIT merged with and into CT Legacy Partners, LLC, or CT Legacy Partners, and whereby CT Legacy Partners was the surviving entity, effective as of March 22, 2013. As a result of the Merger, all outstanding shares of class A-1 common stock, class A-2 common stock, class B common stock, and class A preferred stock of CT Legacy REIT were converted into limited liability company shares, or LLC Shares, in CT Legacy Partners. These LLC Shares have economic and voting rights equivalent to the corresponding shares of stock of CT Legacy REIT. In addition, all outstanding shares of class B preferred stock of CT Legacy REIT were redeemed on March 21, 2013 for an aggregate $147,000, which amount is comprised of the shares’ par value, liquidation preference, and accrued dividends thereon.

As a result of the Merger, we have consolidated CT Legacy Partners as of March 20, 2013 and, therefore, the remaining legacy assets and liabilities from our comprehensive debt restructuring on March 31, 2011, which we refer to as our March 2011 Restructuring. See Note 3 for further discussion of CT Legacy Partners.

Structure of Notes to Consolidated Financial Statements

As of March 31, 2013, the majority of our asset and liabilities relate to either: (i) CT Legacy Partners, (ii) CTOPI, or (iii) CT CDO I. We have combined the disclosures of assets and liabilities related to each of these three portfolios to provide a better understanding of each portfolio’s economic position and contribution to our consolidated balance sheet.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In our opinion, all material adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation, in accordance with GAAP, have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results that may be expected for the entire year ending December 31, 2013.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

CT Legacy Partners accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this specialized accounting in consolidation and, accordingly, report the loans and securities investment of CT Legacy Partners at fair value on our consolidated balance sheet.

As more fully described in Note 1, we sold our investment management business to Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statement of operations.

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the March 31, 2013 presentation.

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

Equity Investments in Unconsolidated Subsidiaries

Our carried interest in CTOPI is accounted for using the equity method. CTOPI’s assets and liabilities are not consolidated into our financial statements due to our determination that (i) it is not a VIE and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the net assets of CTOPI on our consolidated balance sheet. We have deferred the recognition of income from CTOPI until cash is collected or appropriate contingencies have been eliminated and, therefore do not recognize any income from equity investments in unconsolidated subsidiaries.

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

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Cash and Cash Equivalents

We classify highly liquid investments with original maturities of three months or less from the date of purchase as cash equivalents. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. We may have bank balances in excess of federally insured amounts. We have not experienced, and do not expect, any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy Partners as restricted because, while these cash balances are available for use by CT Legacy Partners for operations, debt service, or other purposes, they cannot be used by us until our allocable share is distributed from CT Legacy Partners, and cannot be co-mingled with any of our other, unrestricted cash balances. See Note 3 for additional discussion of CT Legacy Partners.

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

Loans Receivable, Provision for Loan Losses, Loans Held-for-Sale and Related Allowance

We purchase and originate commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment on these loans is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one through eight, which ratings are defined as follows:

1	-	Low Risk: A loan that is expected to perform through maturity, with relatively lower LTV, higher in-place debt yield, and stable projected cash flow.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we may use interest rate swaps to convert floating rate liabilities that are financing fixed rate assets into fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. The interest rate swap agreements are generally accounted for on a held-to-maturity basis, and, in cases where they are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in the fair value of effective cash flow hedges are reflected on our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income (loss). To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its fair value are included in net income (loss).

To determine the fair value of interest rate derivative financial instruments, we use a third-party derivative specialist to assist us in periodically valuing our interests.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. See Note 9 for additional information.

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

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

Comprehensive (Loss) Income

Total comprehensive (loss) income was ($1.6 million) and $144.5 million for the three months ended March 31, 2013 and 2012, respectively. The primary components of comprehensive income other than net income are the unrealized gains and losses on derivative financial instruments and the component of other-than-temporary impairments of securities related to the Valuation Adjustment.

Earnings per Share of Common Stock

Basic earnings per share, or EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock and stock units outstanding during the period. Diluted EPS is determined using the treasury stock method, and is based on the net earnings allocable to common stock and stock units, divided by the weighted average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. On April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. Our earnings per share disclosures have been retroactively adjusted to reflect the reverse stock split.

We have separately determined EPS and diluted EPS for income (loss) from continuing operations and for net income (loss) allocable to common stockholders. See Note 6 for additional discussion of earnings per share.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Our assets and liabilities which are measured at fair value are discussed in Note 11.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities,” or ASU 2013-01. ASU 2013-1 was developed to clarify which instruments and transactions are subject to the offsetting disclosure requirements set forth by Accounting Standards Update 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 is effective for the first interim or annual period beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The adoption of ASU 2013-1 did not have a material impact on our consolidated financial statements.

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

Note 3. CT Legacy Partners

As discussed in Note 1, CT Legacy Partners holds the remaining assets and liabilities of our legacy portfolio, which we had previously transferred to CT Legacy REIT (the predecessor of CT Legacy Partners) in connection with our March 2011 Restructuring. CT Legacy Partners is beneficially owned 52% by us and 48% by our former lenders. In

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

addition, CT Legacy Partners has issued class B common shares, a subordinate class of equity which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in CT Legacy Partners, after aggregate cash distributions of $50.0 million have been paid to all other classes of common equity. Further, CT Legacy Partners has issued class A preferred shares which entitle its holder to cumulative preferred distributions in an amount generally equal to the greater of (i) 2.5% of certain of CT Legacy Partners’ assets, and (ii) $1.0 million per annum.

As of March 31, 2013, CT Legacy Partners had not made any distribution payments to its common equity holders.

Our equity interest in CT Legacy Partners is comprised of 4,393,750 class A-1 common shares, 775,000 class A-2 common shares, and 118,651 class B common shares. The outstanding common shares of CT Legacy Partners are comprised of 4.4 million class A-1 common shares, 5.6 million class A-2 common shares, and 1.5 million class B common shares. The equity interests of other members of CT Legacy Partners are reflected as noncontrolling interests on our consolidated balance sheet.

Net Investment in CT Legacy Partners

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after the future payments under the secured notes and management incentive awards plan as of March 31, 2013 ($ in thousands):

Blackstone Mortgage Trust’s Investment in CT Legacy Partners as of March 31, 2013

Gross investment in CT Legacy Partners:
Restricted cash	$12,719
Securities, at fair value	11,702
Loans receivable, at fair value	150,332
Accrued interest receivable, prepaid expenses, and other assets	8,879
Accounts payable, accrued expenses and other liabilities	(815)
Repurchase obligations	(20,214)
Interest rate swap liabilities	(6,119)
Noncontrolling interests	(86,350)

$70,134

Secured notes, including prepayment premium (1)	(11,059)
Management incentive awards plan, fully vested (2)	(10,563)

Net investment in CT Legacy Partners	$48,512

(1)	Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.7 million on our balance sheet as of March 31, 2013. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.
(2)	Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of March 31, 2013. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of March 31, 2013, our balance sheet includes $6.3 million in accounts payable and accrued expenses for the management incentive awards plan.

Secured Notes

In conjunction with our March 2011 Restructuring and the corresponding satisfaction of our senior credit facility and junior subordinated notes, certain wholly-owned subsidiaries of ours issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face value of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common shares of CT Legacy Partners, which represents 48.3% of the total outstanding class A-1 and class A-2 common shares of CT Legacy Partners. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All distributions we receive from our equity interests in the common shares of CT Legacy Partners which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy Partners that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

We had secured notes outstanding with an accreted book value of $8.7 million and $8.5 million as of March 31, 2013 and December 31, 2012, respectively.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of December 31, 2012, incentive awards for 92% of the pool were granted to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 82% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of distributions from CT Legacy Partners. The remaining 18% of these grants vest upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $6.3 million and $5.3 million as of March 31, 2013 and December 31, 2012, respectively.

A. Securities, at Fair Value – CT Legacy Partners

CT Legacy Partners’ securities portfolio consists of CMBS and CDO securities. These securities had an aggregate principal balance of $135.3 million and are reported at their aggregate fair value of $11.7 million as of March 31, 2013. The following table details overall statistics for CT Legacy Partners’ securities portfolio as of March 31, 2013:

March 31, 2013
Number of securities	12
Number of issues	6
Rating (1) (2)	CCC
Coupon (1) (3)	6.30%
Yield (1) (3)	5.67%
Life (years) (1) (4)	4.2

(1)	Represents a weighted average as of March 31, 2013.
(2)	Weighted average ratings are based on the lowest rating published by Fitch Ratings, Standard & Poor’s or Moody’s Investors Service for each security.
(3)	Coupon is based on the securities’ contractual interest rates, while yield is based on expected cash flows for each security, and considers discounts/premiums and asset non-performance. Calculations for floating rate securities are based on LIBOR of 0.20% as of March 31, 2013.
(4)	Weighted average life is based on the timing and amount of future expected principal payments through the expected repayment date of each respective investment.

We record CT Legacy Partners’ securities investments at fair value, which is determined using third party dealer assessments of value and our own internal financial model-based estimations. See Note 11 for further discussion of fair value.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

B. Loans Receivable, at Fair Value – CT Legacy Partners

CT Legacy Partners’ loans receivable portfolio consisted of loans with an aggregate principal balance of $257.4 million, which are reported at their aggregate fair value of $150.3 million as of March 31, 2013. The following table details overall statistics for CT Legacy Partners’ loans receivable portfolio as of March 31, 2013 ($ in millions):

March 31, 2013
Number of investments	12
Fixed / Floating (1)	$24 / $126
Coupon (2) (3)	6.48%
Yield (2) (3)	5.58%
Maturity (years) (2) (4)	1.2

(1)	Represents the aggregate net book value of the portfolio allocated between fixed rate and floating rate loans
(2)	Represents a weighted average as of March 31, 2013.
(3)	Calculations for floating rate loans are based on LIBOR of 0.20% as of March 31, 2013.
(4)	For loans in CT CDO I, assumes all extension options are executed. For loans in GSMS 2006-FL8A, maturity is based on information provided by its trustee.

We record CT Legacy Partners’ loans receivable investments at fair value, which is determined using our own internal financial model-based estimations. See Note 11 for further discussion of fair value.

The tables below detail the types of loans in CT Legacy Partners’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2013 ($ in thousands):

	March 31, 2013
Asset Type	Book Value	Percentage
Subordinate interests in mortgages	$80,853	54%
Mezzanine loans	43,265	29
Senior mortgages	26,214	17

Total	$150,332	100%

Property Type	Book Value	Percentage
Hotel	$50,653	34%
Office	43,844	29
Multifamily	12,814	9
Other	43,021	28

Total	$150,332	100%

Geographic Location	Book Value	Percentage
Northeast	$56,658	38%
Northwest	43,022	29
West	13,705	9
Southeast	11,931	8
International	25,016	16

Total	$150,332	100%

Loan risk ratings

Quarterly, our Manager evaluates CT Legacy Partners’ loan portfolio as described in Note 2. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table allocates the net book value and principal balance of CT Legacy Partners’ loans receivable based on our internal risk ratings as of March 31, 2013 ($ in thousands):

	Loans Receivable as of March 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$32,683	$32,874
4 - 5	4	41,754	36,910
6 - 8	6	182,961	80,548

Total	12	$257,398	$150,332

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate CT Legacy Partners’ loans receivable by both loan type and our internal risk ratings as of March 31, 2013 ($ in thousands):

	Senior Mortgage Loans
	as of March 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—
4 - 5	1	15,000	13,705
6 - 8	1	17,869	12,509

Total	2	$32,869	$26,214

	Subordinate Interests in Mortgages
	as of March 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$12,814	$12,814
4 - 5	—	—	—
6 - 8	4	110,268	68,039

Total	5	$123,082	$80,853

	Mezzanine & Other Loans
	as of March 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$19,869	$20,060
4 - 5	3	26,754	23,205
6 - 8	1	54,824	—

Total	5	$101,447	$43,265

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of March 31, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table details CT Legacy Partners’ loans receivable which are on nonaccrual status as of March 31, 2013 ($ in thousands):

Non-Accrual Loans Receivable as of March 31, 2013
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	43,448	—
Mezzanine & Other Loans	69,146	11,931

Total	$112,594	$11,931

C. Repurchase Obligations – CT Legacy Partners

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JPMorgan with an outstanding balance of $20.2 million. The facility matures on December 15, 2014, and carries a rate of LIBOR+6.00% as of March 31, 2013.

The following table details the aggregate outstanding principal balance and fair value of CT Legacy Partners’ assets, primarily loans receivable, which were pledged as collateral under the JPMorgan repurchase facility as of March 31, 2013, as well as the amount at risk under the facility ($ in thousands). The amount at risk is generally equal to the book value of the collateral less the outstanding principal balance of the repurchase facility.

		Loans and Securities Collateral
		Balances,
Repurchase Lender	Facility Balance	Principal Balance	Fair Value (1)	Amount at Risk (2)
JP Morgan	$20,214	$323,736	$162,034	$141,820

(1)	Fair values represent the amount at which an asset could be sold in an orderly transaction between a willing buyer and willing seller. The immediate liquidation value of these assets would likely be substantially lower.
(2)	Amount at risk is calculated on an asset-by-asset basis for the facility and considers the greater of (a) the book value of an asset and (b) the fair value of an asset, in determining the total risk.

D. Derivative Financial Instruments – CT Legacy Partners

The following table summarizes the notional amounts and fair values of CT Legacy Partners’ interest rate swaps as of March 31, 2013 ($ in thousands). The notional amount provides an indication of the extent of CT Legacy Partners’ involvement in the instruments at that time, but it does not represent exposure to credit or interest rate risk.

Counterparty	March 31, 2013 Notional Amount	Interest Rate (1)	Maturity	March 31, 2013 Fair Value
JPMorgan Chase	$17,317	5.14%	2014	($990)
JPMorgan Chase	17,057	5.52%	2018	(2,672)
JPMorgan Chase	16,184	4.83%	2014	(1,146)
JPMorgan Chase	7,062	5.11%	2016	(921)
JPMorgan Chase	3,103	5.45%	2015	(390)

Total/Weighted Average	$60,723	5.17%	2015	($6,119)

(1)	Represents the gross fixed interest rate CT Legacy Partners pays to its counterparties under these derivative instruments. CT Legacy Partners receives an amount of interest indexed to one-month LIBOR on all of its interest rate swaps.

As of March 31, 2013 CT Legacy Partners had not posted any assets as collateral under derivative agreements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 4. Equity Investments in Unconsolidated Subsidiaries

As of March 31, 2013, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by CTIMCO. Historically, this balance has also included our co-investments in investment management vehicles that were sponsored and managed by CTIMCO. As described in Note 1, we sold two such co-investments to an affiliate of Blackstone in December 2012 in conjunction with our Investment Management Business Sale; however, we retained 100% of our carried interest in CTOPI.

Activity relating to our equity investments in unconsolidated subsidiaries for the three months ended March 31, 2013 was as follows ($ in thousands):

CTOPI
Carried Interest (1)
Total as of December 31, 2012	$13,306
Incentive income allocation (2)	6,740

Total as of March 31, 2013	$20,046

(1)	The allocation of carried interest from CTOPI is net of a $1.4 million advance distribution of incentive compensation to satisfy our 2012 income tax obligation related to the allocation of taxable income in respect of our carried interest in CTOPI.
(2)	We have deferred the recognition of incentive income allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable and other liabilities on our consolidated balance sheet.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of March 31, 2013, we had been allocated $21.4 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheet; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

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

As of March 31, 2013, our maximum exposure to loss from CTOPI was $1.4 million, the amount of CTOPI Tax Advances we have received from CTOPI.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of March 31, 2013, we had granted 96% of the pool to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

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

Note 5. Consolidated Securitization Vehicles

As of March 31, 2013, our consolidated balance sheet included an aggregate $143.7 million of assets and $137.1 million of liabilities related to two consolidated securitization vehicles, CT CDO I and GSMS 2006-FL8A, a CMBS vehicle consolidated by CT CDO I. As of December 31, 2012, our consolidated balance sheet included an aggregate $145.5 million of assets and $139.3 million of liabilities related to these two consolidated securitization vehicles.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

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

We are not obligated to provide, nor have we provided, any financial support to these securitization vehicles. As of March 31, 2013, our maximum exposure to loss from these vehicles was $6.6 million, the difference between the assets and liabilities of such vehicles included on our consolidated balance sheet.

An affiliate of our Manager is the CDO collateral manager for one of our consolidated securitization vehicles, and is named special servicer on a number of these two entities’ collateral assets.

A. Loans Receivable, Net – Consolidated Securitization Vehicles

The following table details overall statistics for our consolidated securitization vehicles’ loans receivable portfolio as of March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013	December 31, 2012
Number of investments	6	7
Principal balance	$157,579	$164,180
Net book value	$139,500	$141,500
Coupon (1) (2)	4.64%	4.73%
Yield (1) (2)	3.57%	4.74%
Maturity (years) (1) (3)	0.5	0.7

(1)	Represents a weighted average as of March 31, 2013 and December 31, 2012, respectively.
(2)	All loans are floating rate loans as of both March 31, 2013 and December 31, 2012. Calculations are based on LIBOR of 0.20% and 0.30% as of March 31, 2013 and December 31, 2012, respectively.
(3)	For loans in CT CDO I, assumes all extension options are executed. For loans in GSMS 2006-FL8A, maturity is based on information provided by its trustee.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The tables below detail the types of loans in our consolidated securitization vehicles’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of March 31, 2013 and December 31, 2012 ($ in thousands):

	March 31, 2013		December 31, 2012
Asset Type	Book Value	Percentage	Book Value	Percentage
Subordinate interests in mortgages	$77,000	55%	$79,000	56%
Senior mortgages	62,500	45	62,500	44

Total	$139,500	100%	$141,500	100%

Property Type	Book Value	Percentage	Book Value	Percentage
Office	$109,500	78%	$111,500	79%
Hotel	30,000	22	30,000	21

Total	$139,500	100%	$141,500	100%

Geographic Location	Book Value	Percentage	Book Value	Percentage
West	$92,500	66%	$92,500	65%
Northeast	27,000	19	27,000	19
Southeast	12,404	10	12,404	9
Southwest	7,596	5	9,596	7

Total	$139,500	100%	$141,500	100%

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

The following table allocates the net book value and principal balance of our consolidated securitization vehicles’ loans receivable based on our internal risk ratings as of March 31, 2013 and December 31, 2012 ($ in thousands):

	Loans Receivable as of March 31, 2013			Loans Receivable as of December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$50,000	$50,000	2	$47,000	$47,000
4 - 5	2	89,500	89,500	2	92,500	92,500
6 - 8	2	18,079	—	3	24,680	2,000

Total	6	$157,579	$139,500	7	$164,180	$141,500

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our consolidated securitization vehicles’ loans receivable by both loan type and our internal risk ratings as of March 31, 2013 and December 31, 2012 ($ in thousands):

	Senior Mortgage Loans
	as of March 31, 2013			as of December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	—	$—	$—	—	$—	$—
4 - 5	1	62,500	62,500	1	62,500	62,500
6 - 8	—	—	—	—	—	—

Total	1	$62,500	$62,500	1	$62,500	$62,500

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

	Subordinate Interests in Mortgages
	as of March 31, 2013			as of December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	2	$50,000	$50,000	2	$47,000	$47,000
4 - 5	1	27,000	27,000	1	30,000	30,000
6 - 8	2	18,079	—	3	24,680	2,000

Total	5	$95,079	$77,000	6	$101,680	$79,000

Loan impairments

The following table describes our consolidated securitization vehicles’ impaired loans as of March 31, 2013, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments ($ in thousands):

	March 31, 2013
Impaired Loans	No. of Loans	Gross Book Value	Loan Loss Reserve (1)	Net Book Value
Performing loans	1	$7,531	($7,531)	$—
Non-performing loans	1	10,548	(10,548)	—

Total impaired loans	2	$18,079	($18,079)	$—

(1)	Reserve for loan loss represents a 100% loss severity against two subordinate interests in mortgages with an aggregate principal balance of $18.1 million as of March 31, 2013.

The following table describes our consolidated securitization vehicles’ impaired loans as of December 31, 2012, including impaired loans that are current in their interest payments and those that are delinquent on contractual payments ($ in thousands):

	December 31, 2012
Impaired Loans	No. of Loans	Gross Book Value	Loan Loss Reserve (1)	Net Book Value
Performing loans	1	$7,531	($7,531)	$—
Non-performing loans	2	17,149	(15,149)	2,000

Total impaired loans	3	$24,680	($22,680)	$2,000

(1)	Reserve for loan loss represents a 92% loss severity against seven subordinate interests in mortgages with an aggregate principal balance of $24.7 million as of December 31, 2012.

Generally, we have recorded loan loss reserves against all loans which are in maturity default, or otherwise have past-due principal payments. As of March 31, 2013, our consolidated securitization vehicles had one loan with a net book value of $27.0 million which was in maturity default but had no reserve recorded. We expect to collect all principal and interest due under this loan.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

There was no income recorded on impaired loans in our consolidated securitization vehicles during the three months ended March 31, 2013. The following table details our consolidated securitization vehicles’ average balance of impaired loans by loan type, and the income recorded on such loans subsequent to their impairment during the year ended December 31, 2012 ($ in thousands):

Income on Impaired Loans for the Three Months ended March 31, 2012
Asset Type	Average Net Book Value	Income Recorded (1)
Senior Mortgage Loans	$8,464	$168
Subordinate Interests in Mortgages	5,419	369
Mezzanine & Other Loans	10,269	210

Total	$24,152	$747

(1)	Substantially all of the income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of March 31, 2013.

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of March 31, 2013 ($ in thousands):

Nonaccrual Loans Receivable as of March 31, 2013
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$18,079	—

Total	$18,079	—

The following table details our consolidated securitization vehicles’ loans receivable which are on nonaccrual status as of December 31, 2012 ($ in thousands):

Nonaccrual Loans Receivable as of December 31, 2012
Asset Type	Principal Balance	Net Book Value
Subordinate Interests in Mortgages	$24,680	$2,000

Total	$24,680	$2,000

B. Loans Held-for-Sale, Net – Consolidated Securitization Vehicles

Activity relating to our consolidated securitization vehicles’ loans held-for-sale for the three months ended March 31, 2013 was as follows ($ in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2012	$—	$—	$—

Reclassification from loans receivable	6,601	(4,601)	2,000
Valuation allowance on loans held-for-sale	—	(200)	(200)

March 31, 2013	$6,601	($4,801)	$1,800

During the first quarter of 2013, we reclassified a $6.6 million subordinate mortgage loan and its related $4.6 million reserve for loan losses to loans held-for-sale. We recorded an additional $200,000 valuation allowance to reflect this loan at its approximate fair value.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

C. Debt Obligations – Consolidated Securitization Vehicles

The balances of each of our consolidated securitization vehicles’ outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows ($ in thousands):

	March 31, 2013		December 31, 2012		March 31, 2013
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon (1)	All-In Cost (1)	Maturity Date (2)
CT CDO I	$88,892	$88,892	$91,131	1.63%	1.63%	July 2039
GSMS 2006-FL8A	$48,052	$48,052	$48,053	1.07%	1.07%	June 2020
Total/Weighted Average	$136,944	$136,944	$139,184	1.43%	1.43%	October 2032

(1)	Represents a weighted average for each respective facility, assuming LIBOR of 0.20% at March 31, 2013 for floating rate debt obligations.
(2)	Maturity dates represent the contractual maturity of each securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.

As of March 31, 2013, loans receivable with an aggregate book value of $141.3 million served as collateral for the non-recourse debt and equity securities issued by our consolidated securitizations vehicles. As of December 31, 2012, loans receivable with an aggregate book value of $141.5 million served as collateral for the securities issued by these same vehicles.

One of our consolidated securitization vehicles, CT CDO I is subject to interest coverage and overcollateralization tests which, when breached, provide for hyper-amortization of the senior notes by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, CT CDO I provides for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize the senior notes sold. As a result collateral asset impairments and the related breaches of these interest coverage and overcollateralization tests, we currently do not receive any cash payments from CT CDO I.

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

Reverse Stock Split

On April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. As a result of the reverse stock split, the number of outstanding shares of our class A common stock was reduced to 2,926,651.

Common Stock

Holders of shares of class A common stock are entitled to vote on all matters submitted to a vote of stockholders, subject to the voting rights of any outstanding shares of preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be authorized by our board of directors and declared by us, subject to the rights of the holders of any shares of outstanding preferred stock. A total of 3,018,018 shares of class A common stock and stock units were issued and outstanding as of March 31, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table details the movement in our outstanding shares of class A common stock and restricted class A common stock for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended 31,
Class A Common Stock Outstanding (1)(2)(3)	2013	2012
Beginning balance	2,926,651	2,221,111
Issuance of restricted class A common stock	—	10,000
Forfeiture of restricted class A common stock	—	(404)
Purchase of shares for tax withholding upon vesting of restricted class A common stock	—	(155)
Conversion of restricted class A common stock to deferred units	—	(6,000)

Ending balance	2,926,651	2,224,552

(1)	Includes shares of our class A common stock and restricted class A common stock.
(2)	Excludes deferred stock units held by members of our board of directors of 91,000, and 58,000 as of March 31, 2013 and 2012, respectively.
(3)	Share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 14 for further discussion.

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

No dividends were declared during the three months ended March 31, 2013 or 2012.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Accumulated Other Comprehensive Loss

We did not have any accumulated other comprehensive income or loss as of December 31, 2012 or March 31, 2013. The following table details the primary components of accumulated other comprehensive loss as of March 31, 2012, and significant activity for the three months ended March 31, 2012 (in thousands):

Accumulated Other Comprehensive Loss	Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	2,267	—	—	—	2,267
Ineffective portion of cash flow hedges (1)	1,998	—	—	—	1,998
Amortization of net unrealized gains on securities	—	—	—	(756)	(756)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	377	—	377
Deconsolidation of CT Legacy Assets (3)	—	—	3,879	(2,586)	1,293

Total as of March 31, 2012	($23,158)	$—	($12,322)	$19	($35,461)

Allocation to non-controlling interest (3)					—

Accumulated other comprehensive loss as of March 31, 2012					($35,461)

(1)	As a result of the deconsolidation of CT Legacy Assets in the first quarter of 2012, the balance of accumulated other comprehensive income related to cash flow hedges of CT Legacy Assets was reclassified to interest expense.
(2)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $217,000.
(3)	As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the balances of accumulated other comprehensive income related to CT Legacy Assets, including those allocable to noncontrolling interests are no longer included in our consolidated financial statements.

Noncontrolling Interests

The noncontrolling interests included on our consolidated balance sheet represent the equity interests in CT Legacy Partners that are not owned by us, as described in Note 3. CT Legacy Partners’ outstanding common stock includes class A-1 common shares, class A-2 common shares, and subordinate class B common shares. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these noncontrolling interests based on their pro-rata ownership of CT Legacy Partners.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table details the components of noncontrolling interests as of March 31, 2013 ($ in thousands):

Noncontrolling Interests in CT Legacy Partners as of March 31, 2013

Gross investment in CT Legacy Partners:
Restricted cash	$12,719
Securities, at fair value	11,702
Loans receivable, at fair value	150,332
Accrued interest receivable, prepaid expenses, and other assets	8,879
Accounts payable, accrued expenses and other liabilities	(815)
Repurchase obligations	(20,214)
Interest rate hedge liabilities	(6,119)

$156,484

Equity interests owned by Blackstone MortgageTrust, Inc.	(70,134)

Noncontrolling interests in CT Legacy Partners	$86,350

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended March 31, 2013 and 2012 ($ in thousands, except per share amounts):

	Net Income (Loss) per Share of Common Stock (1)
	Three Months Ended March 31,
	2013	2012
Net (loss) income	($3,115)	$66,553

Weighted average shares outstanding	3,016,425	2,283,741
Warrants & options outstanding for the purchase of class A common stock	—	146,406

Weighted average shares outstanding, diluted	3,016,425	2,430,147

Per share amount, basic	($1.03)	$29.14

Per share amount, diluted	($1.03)	$27.39

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 14 for further discussion.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table sets forth the calculation of basic and diluted income from continuing operations per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three months ended March 31, 2013 and 2012 ($ in thousands, except per share amounts):

	Income (Loss) from Continuing Operations per Share of Common Stock (1) Three Months Ended March 31,
	2013	2012
(Loss) income from continuing operations	($1,597)	$141,195
Net income attributable to noncontrolling interests	(1,518)	(74,069)

(Loss) income from continuing operations attributable to Capital Trust, Inc.	($3,115)	$67,126

Weighted average shares outstanding	3,016,425	2,283,741
Warrants & options outstanding for the purchase of class A common stock	—	146,406

Weighted average shares outstanding, diluted	3,016,425	2,430,147

Per share amount, basic	($1.03)	$29.39

Per share amount, diluted	($1.03)	$27.64

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 14 for further discussion.

Note 7. General and Administrative Expenses

As a result of our Investment Management Business Sale, the operating expenses related to our investment management business have been reclassified to income (loss) from discontinued operations on our consolidated statements of operations. See Note 1 for further discussion of the Investment Management Business Sale. General and administrative expenses included in net income from continuing operations for the three months ended March 31, 2013 and 2012 consisted of the following ($ in thousands):

	Three Months Ended March 31,
General and Administrative Expenses	2013	2012
Professional services	$639	$256
Operating and other costs	436	594

Subtotal	1,075	850

Non-cash personnel costs
Management incentive awards plan - CT Legacy Partners (1)	963	(282)
Employee stock-based compensation	—	129

Subtotal	963	(153)

Expenses of consolidated securitization vehicles	—	59

Total	$2,038	$756

(1)	Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See Note 3 for discussion of the CT Legacy Partners management incentive awards plan.

In conjunction with the Investment Management Business Sale, we entered into a new management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which our Manager earns a base management fee in an amount equal to the greater of (a) $250,000 per annum and (b) 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement with our Manager. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the management agreement) for the previous 12-month period (or the period since January 1, 2013, whichever is shorter) and (ii) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our legacy portfolio. During the three months ended March 31, 2013, we incurred $63,000 of management fees payable to our Manager, which are included in general and administrative expenses.

Note 8. Discontinued Operations

As more fully described in Note 1, we sold our investment management business, CTIMCO, to an affiliate of Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to loss from discontinued operations on our consolidated statement of operations.

The following table provides additional information on the components of discontinued operations for the three months ended March 31, 2013 and 2012 ($ in thousands):

	Three Months Ended March 31,
Discontinued Operations	2013	2012

Servicing fees	$—	$2,020
Management fees from affiliates	—	1,585

Total revenues	—	3,605
General and administrative expenses	—	3,555

Income from discontinued operations before income taxes	—	50

Income tax provision	—	(623)

Loss from discontinued operations	—	($573)

Loss from discontinued operations per share of common stock:
Basic	$—	($0.25)

Diluted	$—	($0.25)

Note 9. Income Taxes

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets.

These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 Restructuring, and the lack of new, replacement investment activity. As discussed in Note 1, on March 20, 2013, CT Legacy REIT merged into CT Legacy Partners, whereby CT Legacy Partners was the surviving entity. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

In addition, we include in our taxable income the income generated by investments in three of our CT CDOs, which is different from our GAAP financial statements, which only include income from CT CDO I. Due to the redirection provisions of our consolidated CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 5 for further discussion of these redirection provisions.

During the three months ended March 31, 2013, we recorded a current income tax provision of $38,000. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

As of December 31, 2012, we had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $618,000 will expire in 2017. The availability of these NOLs and NCLs is subject to certain change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust, Inc.

As of March 31, 2013, tax years 2009 through 2012 remain subject to examination by taxing authorities.

Note 10. Employee Benefit and Incentive Plans

Stock-Based Incentive Plans

We do not have any employees following the consummation of the Investment Management Business Sale on December 19, 2012, as described in Note 1. In addition, all unvested restricted class A common stock was vested in conjunction with the sale. However, as of March 31, 2013, certain members of our board of directors continue to receive a portion of their director fees in stock units in lieu of cash compensation for services, and certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan.

We had stock-based incentive awards outstanding under three benefit plans as of March 31, 2013: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Director Plan, (ii) our 2007 long term incentive plan, or 2007 Plan, and (iii) our 2011 long term incentive plan, or 2011 Plan. The 1997 Director Plan and the 2007 Plan expired in 2007 and 2011, respectively and no new awards may be issued under them. Under the 2011 Plan, a maximum of 100,000 shares of class A common stock may be issued, and shares canceled under previous plans are also available to be reissued under the 2011 Plan. As of March 31, 2013, there were 10,000 shares available under the 2011 Plan.

As of March 31, 2013, there were an aggregate 91,000 stock units outstanding under the 1997 Director Plan, 2007 Plan, and 2011 Plan. These stock units are granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units.

The preceding share and stock unit amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 14 for further discussion.

Note 11. Fair Values

Assets and Liabilities Recorded at Fair Value

Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Generally, loans held-for-sale, the investment in CT Legacy Asset, and interest rate swaps are measured at fair value on a recurring basis, while impaired loans and securities are measured at fair value on a nonrecurring basis. These fair values are determined using a variety of inputs and methodologies, which are detailed below.

As discussed in Note 2, the “Fair Value Measurement and Disclosures” Topic of the Codification establishes a fair value hierarchy that prioritizes the inputs used in determining fair value under GAAP, which includes the following classifications, in order of priority:

•	Level 1 generally includes only unadjusted quoted prices in active markets for identical assets or liabilities as of the reporting date.

•	Level 2 inputs are those which, other than Level 1 inputs, are observable for identical or similar assets or liabilities. These include:

•	Quoted prices in active markets for similar instruments,

•	Quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and

•	Other observable inputs such as interest rates, yield curves, credit risks, and default rates.

•	Level 3 inputs generally include anything which does not meet the criteria of Levels 1 and 2, particularly any unobservable inputs. These include:

•	Information provided by third-parties in cases where the third-party has relied on significant unobservable inputs,

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

•	Quoted prices in less active or inactive markets for identical or similar instruments where only one price quote can be obtained, and

•	Internally-generated unobservable inputs.

The following table summarizes our assets and liabilities, including those of CT Legacy Partners and our consolidated securitization vehicles, which are recorded at fair value as of March 31, 2013 ($ in thousands):

		Fair Value Measurements Using
	Total Fair Value at March 31, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:

Securities, at fair value	$11,702	$—	$2,274	$9,428
Loans receivable, at fair value	$150,332	$—	$—	$150,332
Loans held-for-sale, net	$1,800	$—	$—	$1,800
Interest rate swap liabilities	($6,119)	$—	($6,119)	$—

Measured on a nonrecurring basis:

Securitization vehicles’ impaired loans receivable (1)	$—	$—	$—	$—

(1)	Loans receivable against which we have recorded a loan loss reserve as of March 31, 2013.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Securities, at fair value	Loans Receivable, at fair value	Loans Held-for-Sale, net	Investment in CT Legacy Assets
December 31, 2012	$—	$—	$—	$132,000
Consolidation of CT Legacy Parent	11,702	150,332	—	(132,000)
Transfer from loans receivable, net	—	—	2,000	—

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	—	—	(200)	—

March 31, 2013	$11,702	$150,332	$1,800	$—

The fair values of each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of members of senior management of our Manager, including our chief executive officer, chief financial officer and our chief credit officer and head of asset management. The following methods and assumptions were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of March 31, 2013:

Securities, at fair value: CT Legacy Partners’ securities are generally valued by a combination of (i) obtaining assessments from third-party dealers and, (ii) in cases where such assessments are unavailable or deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities. As of March 31, 2013, all securities were valued by obtaining assessments from third-party dealers.

Loans, at fair value: CT Legacy Partners’ loans receivable are generally valued by discounting expected cash flows using internal cash flow models and estimated market rates. Expected cash flows of each loan are based on our Manager’s assumptions regarding the collection of principal and interest from the respective borrowers.

Loans held-for-sale: Loans held-for-sale are valued based on expected net proceeds from a sale of the asset.

Interest rate swap liabilities: Interest rate swaps are valued using advice from a third-party derivative specialist, based on a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs such as credit valuation adjustments due to the risk of non-performance by both us and our counterparties. See Note 3 for additional details on our interest rate swaps. We have made an accounting policy decision to utilize the so-called “portfolio exception” under GAAP, and have valued our interest rate swap liabilities, as applicable, on a net basis.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Impaired loans: The loans identified for impairment are collateral dependent loans. Impairment on these loans is measured by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager. The table above includes all impaired loans, regardless of the period in which impairment was recognized.

As of March 31, 2013, two of our consolidated securitization vehicles’ subordinate interests in mortgage loans with an aggregate principal balance of $18.1 million are reported at fair value. These hotel loans are in maturity default and have a weighted average coupon of 3.8% per annum as of March 31, 2013. The range of key assumptions used for arriving at the fair value of these loans included capitalization rates between 9% and 15% and assumed occupancy rates between 75% and 83%.

The following table lists the range of key assumptions used in arriving at the fair value of each of these types of loans receivable as of March 31, 2013 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3) (1)			Sensitivity to a
		Recovery		100bps Discount
Collateral Type	Discount Rate	Percentage (2)	Book Value	Rate Increase
Hotel	8% - 12%	84% - 100%	$50.7	(0.6%)
Mixed Use / Other	15% - 20%	100%	43.0	(0.4%)
Multifamily	3%	100%	12.8	(3.5%)
Office	7% - 18%	77% - 100%	43.8	(1.5%)

			$150.3

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balance as of March 31, 2013.

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

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described above ($ in thousands). All fair value estimates, except for cash and cash equivalents, are measured using significant unobservable inputs, or Level 3 inputs, as further described above.

Fair Value of Financial Instruments
	March 31, 2013			December 31, 2012
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$15,361	$15,361	$15,361	$15,423	$15,423	$15,423
Restricted cash	12,719	12,719	12,719	14,246	14,246	14,246
Loans receivable, net	139,500	—	136,484	141,500	164,180	133,682

Financial liabilities:
Secured notes	8,671	8,671	7,596	8,497	8,497	7,374
Repurchase obligations	20,214	20,214	20,537	—	—	—
Securitized debt obligations	136,944	136,944	88,051	139,184	139,184	89,880

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.

Restricted cash: The carrying amount of restricted cash approximates fair value.

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

Note 12. Supplemental Disclosures for Consolidated Statements of Cash Flows

As described in Note 1, our financial statements have historically included the results of consolidated securitization vehicles. The consolidation of these entities has materially impacted our statement of cash flows, primarily the amounts reported as principal collections of loans and repayments of securitized debt obligations. Notwithstanding the gross presentation on our consolidated statement of cash flows, the consolidation of these entities has no impact on our net cash flow.

Interest paid on our outstanding debt obligations during the three months ended March 31, 2013 and 2012 was $377,000 and $12.3 million, respectively. This includes interest paid by consolidated securitization vehicles and CT Legacy Partners. The difference between interest expense on our consolidated statement of operations and interest paid is primarily due to non-cash interest expense recorded from the amortization of discount of the Five Mile Capital Partners, LLC, or Five Mile Capital, mezzanine loan, interest rate swaps, loan participations sold, and deferred interest on various debt obligations.

Net income taxes paid by us during the three months ended March 31, 2013 and 2012 were $38,000 and $1.2 million, respectively. The taxes paid in 2012 relate primarily to the investment management activities of our taxable REIT subsidiary, CTIMCO, which was sold in conjunction with the Investment Management Business Sale.

Significant non-cash investing and financing activities that are not presented on our consolidated statements of cash flows include (i) the repayments of our loan participations sold assets and liabilities, and (ii) the consolidation and deconsolidation of securitization vehicles during the year.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 13. Transactions with Related Parties

Transactions Related to Our External Manager

As further described in Note 1, in December 2012 we concluded multiple, related transactions with Blackstone and its affiliates, including: (i) the Investment Management Business Sale, (ii) the sale of 500,000 shares of our class A common stock for $20.00 per share, and (iii) the execution of a new external management agreement with our Manager. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. See Note 1 for further discussion.

As of March 31, 2013, our consolidated balance sheet included $71,000 of accrued management fees payable to our Manager. In addition, as of March 31, 2013, our consolidated balance sheet includes $422,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the three months ended March 31, 2013, CT Legacy Partners made aggregate preferred distributions of $1.1 million to an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

The management agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and our CT CDOs, which may result in further conflicts between the economic interests of us and our Manager. Certain of our former employees are now employed by an affiliate of our Manager. See Note 7 for further discussion of the management agreement with our Manager.

Other Related Party Transactions

In conjunction with the Investment Management Business Sale, we entered into a letter agreement with W.R. Berkley Corporation, or WRBC, pursuant to which we will not undertake any offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior approval of a majority of the independent members of our board of directors. The requirement to obtain this approval will terminate upon the closing of the first offering to exceed the aggregate $30.0 million threshold. WRBC beneficially owned class A common stock representing approximately 13.1% of our outstanding class A common stock and stock units as of May 1, 2013, and a member of our board of directors is an employee of WRBC.

Wholly-owned subsidiaries of WRBC are investors in certain private funds under Five Mile Capital’s management. Five Mile Capital provided an $83.0 million mezzanine loan to CT Legacy REIT in connection with our March 2011 Restructuring, and holds a significant interest in the common equity of CT Legacy Partners. In February 2012 we refinanced CT Legacy Partners’ Five Mile Capital mezzanine loan and repurchase facility with a single, new $124.0 million repurchase facility with JPMorgan.

Note 14. Subsequent Events

Subsequent to March 31, 2013, as a result of asset repayments in the CT Legacy Partners Portfolio, the JPMorgan repurchase obligation was reduced by $13.6 million, to $6.6 million as of May 6, 2013.

On April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. As a result of the reverse stock split, the number of outstanding shares of our class A common stock was reduced to 2,926,651 as of May 6, 2013.

On May 6, 2013, we changed our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc. and our stock ticker symbol from “CT” to “BXMT.”

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012 and elsewhere in this quarterly report on Form 10-Q.

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

On April 26, 2013, our board of directors approved the change of our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc., which we effected at 5:01 p.m. (EDT) on May 6, 2013 concurrently with a one-for-ten reverse stock split of our class A common stock. Except where the context indicates otherwise, all class A common stock numbers herein have been adjusted to give retroactive effect to the reverse stock split.

Sale of Investment Management Platform

On December 19, 2012, pursuant to a previously announced purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, and an assignment agreement, dated as of December 19, 2012 by and among us, Huskies Acquisition and Blackstone Holdings III L.P., or Holdings III, an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million The sale included our equity interests in CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the management agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statement of operations. See Note 8 to our consolidated financial statements for a further discussion of discontinued operations.

On December 19, 2012, we also closed our sale to Holdings III of 500,000 shares of our class A common stock for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 500,000 shares of class A common stock to Holdings III, we paid a previously announced $20.00 per share special cash dividend on December 20, 2012 to holders of record of our class A common stock at the close of business on November 12, 2012.

I. Our Significant Assets

The assets we retained following our Investment Management Business Sale consist primarily of: (i) our cash and cash equivalents of $15.4 million as of March 31, 2013, (ii) our interests in CT Legacy Partners, as defined below, a vehicle we formed to own and finance certain legacy assets that we retained in connection with a comprehensive debt restructuring in 2011, (iii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager, and (iv) our subordinated interests in certain collateral debt obligations, or CT CDOs, in particular CT CDO I.

CT Legacy Partners

Our investment in CT Legacy Partners, LLC, or CT Legacy Partners, is our most significant asset following our Investment Management Business Sale, and represents our 52% equity interest in our portfolio of legacy assets and liabilities. As of March 31, 2013, the CT Legacy Partners portfolio included loans with an aggregate principal balance of $257.4 million and securities with an aggregate face value of $135.3 million, all of which serve as collateral for CT Legacy Partners’ only debt obligation, its repurchase facility with JPMorgan with an outstanding balance of $20.2 million as of March 31, 2013. This repurchase facility is non-recourse to CT Legacy Partners and us. We are not obligated to provide, nor have we provided, any financial support to CT Legacy Partners.

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after the future payments under the secured notes and management incentive awards plan as of March 31, 2013 ($ in thousands):

Blackstone Mortgage Trust’s Investment in CT Legacy Partners as of March 31, 2013

Gross investment in CT Legacy Partners:
Restricted cash	$12,719
Securities, at fair value	11,702
Loans receivable, at fair value	150,332
Accrued interest receivable, prepaid expenses, and other assets	8,879
Accounts payable, accrued expenses and other liabilities	(815)
Repurchase obligations	(20,214)
Interest rate swap liabilities	(6,119)
Noncontrolling interests	(86,350)

$70,134

Secured notes, including prepayment premium (1)	(11,059)
Management incentive awards plan, fully vested (2)	(10,563)

Net investment in CT Legacy Partners	$48,512

(1)	Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.7 million on our balance sheet as of March 31, 2013. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.
(2)	Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of March 31, 2013. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of March 31, 2013, our balance sheet includes $6.3 million in accounts payable and accrued expenses for the management incentive awards plan.

The CT Legacy Partners portfolio is primarily comprised of investments which were originated in 2006 and 2007, a substantial portion of which are distressed and not expected to repay in full or, in certain cases, at all. See Note 3 to our consolidated financial statements for further discussion of the consolidated assets and liabilities of CT Legacy Partners. The following table provides details of CT Legacy Partners’ loan portfolio, on a loan-by-loan basis ($ in millions):

CT Legacy Partner’s Loans Receivable as of March 31, 2013 (1)
	Principal Balance	Book Value (2)	Coupon (3)	Maturity (4)	Loan Type	Geographic Location	Property Type
Loan A	$27.0	$28.8	L+2.75%	12/31/14	Sub. mortgage	Northwest	Other
Loan B	25.4	25.0	L+7.94%	4/9/13	Sub. mortgage	International	Hotel
Loan C	19.9	20.1	8.00%	9/1/14	Mezzanine	Northeast	Office
Loan D	17.9	12.5	L+4.00%	3/15/12	Sr. mortgage	Northeast	Office
Loan E	15.0	13.7	L+4.00%	3/9/14	Sr. mortgage	West	Hotel
Loan F	12.8	12.8	L+1.96%	1/3/17	Sub. mortgage	Northeast	Multifamily
Loan G	14.4	14.2	L+2.75%	12/31/14	Sub. mortgage	Northwest	Other
Loan H	14.3	11.9	L+8.50%	6/9/13	Mezzanine	Southeast	Hotel
Loan I	8.0	7.8	12.00%	10/9/13	Mezzanine	Northeast	Office
Loan J	4.5	3.5	8.77%	2/1/16	Mezzanine	Northeast	Office
Other (5)	98.2	—	Various	Various	Various	Various	Various

	$257.4	$150.3

(1)	In addition, CT Legacy Partners owns investments in securities with an aggregate face value of $135.3 million and a net book value of $11.7 million.
(2)	Represents the fair value of each loan as of March 31, 2013.
(3)	All floating rate loans are indexed to one-month LIBOR as of March 31, 2013.
(4)	Maturity date assumes all extension options are executed.
(5)	Includes four loans receivable investments, each of which are 100% impaired as of March 31, 2013.

Repurchase Obligations

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JPMorgan with an outstanding balance of $20.2 million. The facility matures on December 15, 2014, and carries a rate of LIBOR+6.00% as of March 31, 2013. This repurchase facility is non-recourse to CT Legacy Partners and us.

Interest Rate Swap Liabilities

As of March 31, 2013, CT Legacy Partners was party to five interest rate swap agreements with JPMorgan with an aggregate notional amount of $60.7 million. Under each of these interest rate swap agreements, CT Legacy Partners pays a fixed rate of interest and receives an amount indexed to one-month LIBOR. As of March 31, 2013, these agreements had a weighted average pay rate of 5.17% per annum and were recorded as an aggregate liability of $6.1 million, representing the fair value of the future estimated payments under these agreements. CT Legacy Partners has not posted any assets as collateral under these agreements, and they are each non-recourse to CT Legacy Partners and us.

Secured Notes

In conjunction with our March 2011 Restructuring, as defined below, and the corresponding satisfaction of our senior credit facility and junior subordinated notes, certain wholly-owned subsidiaries of ours issued secured notes to these former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face value of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common shares of CT Legacy Partners, which represents 48.3% of the total outstanding class A-1 and class A-2 common shares of CT Legacy Partners. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All distributions we receive from our equity interests in the common shares of CT Legacy Partners which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy Partners that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million.

We had secured notes outstanding with an accreted book value of $8.7 million and $8.5 million as of March 31, 2013 and December 31, 2012, respectively.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, as defined below, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of December 31, 2012, incentive awards for 92% of the pool were granted to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 82% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) 25% vests on the date of grant, (ii) 25% vests in March 2013, (iii) 25% vests in March 2014, and (iv) the remainder vests upon our receipt of distributions from CT Legacy Partners. The remaining 18% of these grants vest upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $6.3 million and $5.3 million as of March 31, 2013 and December 31, 2012, respectively.

CT Legacy Partners Background

CT Legacy Partners holds the remaining assets and liabilities of our legacy portfolio, which we had previously transferred to CT Legacy REIT (the predecessor of CT Legacy Partners) in connection with our March 2011 Restructuring, as defined below. CT Legacy Partners is beneficially owned 52% by us and 48% by our former lenders. In addition, CT Legacy Partners has issued class B common shares, a subordinate class of equity which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in CT Legacy Partners, after aggregate cash distributions of $50.0 million have been paid to all other classes of common equity. Further, CT Legacy Partners has issued class A preferred shares which entitle its holder to cumulative preferred distributions in an amount generally equal to the greater of (i) 2.5% of certain of CT Legacy Partners’ assets, and (ii) $1.0 million per annum.

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

To maintain its tax efficiency, on March 20, 2013, a majority of the stockholders CT Legacy REIT voted in favor of a plan of merger, dated March 22, 2013, or the Merger, whereby CT Legacy REIT merged with and into CT Legacy Partners, effective as of March 22, 2013. As a result of the Merger, all outstanding shares of class A-1 common stock, class A-2 common stock, class B common stock, and class A preferred stock of CT Legacy REIT were converted into limited liability company shares, or LLC interests, in CT Legacy Partners. These LLC interests have economic and voting rights equivalent to the corresponding shares of stock of CT Legacy REIT. All outstanding shares of class B preferred stock of CT Legacy REIT were redeemed on March 21, 2013.

Our economic interest in CT Legacy Partners is subject to (i) the secured notes, which are non-recourse obligations that are collateralized by certain of our equity interests in the common shares of CT Legacy Partners, (ii) incentive awards that provide for the participation in amounts earned from our retained equity interests in CT Legacy Partners, and (iii) the subordinate class B common stock of CT Legacy Partners.

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

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of March 31, 2013, we have been allocated $21.4 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheet; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million, resulting in a net book value for our investment in CTOPI of $20.0 million as of March 31, 2013. In the event the performance of CTOPI does not ultimately result in an allocation of incentive compensation to us, we would be required to refund these CTOPI Tax Advances to the fund.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of March 31, 2013, we had granted 96% of the pool to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

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

Consolidated Securitization Vehicles – CT CDO I

As of March 31, 2013, our consolidated balance sheet included an aggregate $143.7 million of assets and $137.1 million of liabilities related to two consolidated securitization vehicles.

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

We are not obligated to provide, nor have we provided, any financial support to these securitization vehicles.

The following table details the components of CT CDO I included in our consolidated balance sheet as of March 31, 2013 ($ in thousands):

Investment in CT CDO I	March 31, 2013
Loans receivable, net	$139,500
Loans held-for-sale, net	1,800
Accrued interest receivable, prepaid expenses, and other assets	2,433

Total assets	$143,733

Accounts payable, accrued expenses and other liabilities	$168
Securitized debt obligations	136,944

Total liabilities	$137,112

Net investment in CT CDO I	$6,621

See Note 5 to our consolidated financial statements for further discussion of the consolidated loans receivable portfolio and securitized debt obligations of CT CDO I. The following table provides details of CT CDO I’s loan portfolio, on a loan-by-loan basis ($ in millions):

Consolidated Securitization Vehicles’ Loans Receivable and Loans Held-For-Sale as of March 31, 2013
	Principal Balance	Book Value	Coupon (1)	Maturity (2)	Loan Type	Geographic Location	Property Type
Loan A	$62.5	$62.5	L+0.86%	5/3/13	Sr. mortgage	West	Office
Loan B	30.0	30.0	L+7.25%	5/9/14	Sub. mortgage	West	Hotel
Loan C	27.0	27.0	L+9.53%	10/9/13	Sub. mortgage	Northeast	Office
Loan D	20.0	20.0	L+5.06%	10/9/13	Sub. mortgage	Diversified	Office
Loan E (3)	6.6	1.8	L+5.01%	2/9/13	Sub. mortgage	Southwest	Office
Other (4)	18.1	—	Various	Various	Various	Various	Various

	$164.2	$141.3

(1)	All floating rate loans are indexed to one-month LIBOR as of March 31, 2013.
(2)	For loans in CT CDO I, assumes all extension options are executed. For loans in GSMS 2006-FL8A, maturity is based on information provided by its trustee.
(3)	Loan has been classified as held-for-sale as of March 31, 2013. Accordingly, its book value represents fair market value as of March 31, 2013.
(4)	Includes two loans receivable investments, each of which are 100% impaired as of March 31, 2013.

II. Our Liquidity and Operations

Liquidity and Capital Resources

Liquidity

As of March 31, 2013, we had cash and cash equivalents of $15.4 million. However, we currently do not have access to liquidity from our investment portfolio, including our equity interests in CT Legacy Partners, our carried interest in CTOPI, and our residual ownership interest in CT CDO I. Over the next several years, however we do expect to realize recoveries from these portfolios.

Regarding our equity interests in CT Legacy Partners, the proceeds generated by this portfolio will not be distributed to CT Legacy Partners’ common equity holders, including us, until the related repurchase obligation, which had an outstanding balance of $20.2 million as of March 31, 2013, has been repaid. In addition, the majority of the first $11.1 million of distributions we receive from CT Legacy Partners must be used to repay our secured notes before any material cash flow is available to us.

Regarding our carried interest in CTOPI, we will not receive any incentive distributions until the fund has returned all of its investors’ capital and paid a 9% preferred return.

Regarding our residual ownership interest in CT CDO I, as described in Note 5 to our consolidated financial statements, covenant breaches in our CT CDOs have resulted in a redirection of cash flow to amortize senior notes, which amounts would otherwise have been available to us. We do, however, expect to ultimately receive payments on our residual interests in the CDO once the debt held by third parties has been repaid.

As a result of our Investment Management Business Sale, we no longer have access to the liquidity generated by our investment management business or the class A preferred distributions of CT Legacy Partners that were sold as part of that transaction. Similarly, we no longer bear the expenses of operating our investment management business, including the related income tax obligations, nor do we have any capital commitments to any of our previously managed funds. Accordingly, as of March 31, 2013, our primary source of liquidity is the $15.4 million of cash on deposit at Blackstone Mortgage Trust, Inc., and our primary uses of liquidity are the operating expenses of our remaining business, which are limited, any clawback payments of advance incentive distributions from CTOPI, and any dividends necessary to maintain our REIT status. During the three months ended March 31, 2013, we incurred $639,000 of professional fees and $436,000 of operating expenses related to our remaining business. These include $63,000 of management fee expenses payable to our Manager which fees, absent a change in our capitalization, are limited to $250,000 per annum. We are also required to reimburse our Manager for certain expenses.

See Note 4 to our consolidated financial statements for further discussion of advance incentive distributions from CTOPI.

We have no obligations to provide financial support to CT Legacy Partners, CTOPI, or our consolidated securitization vehicles, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us. In addition, we have the ability to obtain additional liquidity through the issuance of stock, incurrence of debt, or other capital raising activities.

On April 26, 2013, we filed a registration statement with the Securities and Exchange Commission related to a proposed offering of shares of our class A common stock. We plan to use substantially all the net proceeds from this offering to acquire our target assets in a manner consistent with our investment strategies and investment guidelines and for working capital and general corporate purposes.

Cash Flows

Our consolidated statements of cash flows include the cash inflows and outflows of the consolidated entities described in Note 1 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures.

We experienced a net decrease in cash of $62,000 for the three months ended March 31, 2013, compared to a net increase of $2.4 million for the three months ended March 31, 2012.

Cash provided by operating activities during the three months ended March 31, 2013 was $756,000, compared to cash provided by operating activities of $1.3 million during the three months ended March 31, 2012. The decrease was primarily due to the deconsolidation of certain entities in 2012, as further described in Note 1 to our consolidated financial statements.

During the three months ended March 31, 2013, cash provided by investing activities was $2.7 million, compared to $105.3 million provided by investing activities during the three months ended March 31, 2012. The decrease was primarily due to additional asset principal repayments inside of consolidated securitization vehicles in 2012.

During the three months ended March 31, 2013, cash used in financing activities was $3.5 million, compared to $104.2 million during the same period in 2012. This decrease was primarily due to additional repayments of securitized debt obligations by consolidated securitization vehicle and repayments of our legacy debt obligations during 2012.

Capitalization

We have historically capitalized our business with a combination of debt and equity which has included common equity, preferred equity, unsecured debt, and secured debt. As of March 31, 2013, our consolidated debt obligations included (i) our non-recourse secured notes secured only by certain of our equity interests in the common stock of CT Legacy Partners, (ii) CT Legacy Partner’s repurchase obligations, which are non-recourse to us, and (iii) non-recourse securitized debt obligations of CT CDO I. See above discussion of CT Legacy Partners and the related secured notes and repurchase obligations, as well as the discussion of CT CDO I for further information.

Our equity capital is comprised entirely of class A common stock. We did not issue any new shares of class A common stock during the three months ended March 31, 2013. Changes in the number of outstanding shares during the three months ended March 31, 2013 resulted from stock unit grants to our board of directors.

On April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. As a result of the reverse stock split, the number of outstanding shares of our class A common stock was reduced to 2,926,651.

The following table calculates our book value per share as of March 31, 2013 and December 31, 2012 ($ in thousands, except per share amounts):

Shareholders’ Equity (1)
	March 31, 2013	December 31, 2012

Shareholders’ equity	$76,095	$73,444
Shares:
Class A common stock	2,926,651	2,926,651
Restricted class A common stock	—	—
Stock units	91,366	89,756

Total	3,018,018	3,016,407

Book value per share	$25.21	$24.35

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 14 for further discussion.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Asset Management and Portfolio Performance

We are focused on maximizing the recovery of our legacy assets, including those in our CT Legacy Partners portfolio, CTOPI portfolio, and CT CDO I. While these investments are primarily in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate. In light of the recent deterioration in property level performance, property valuation, and the real estate capital markets, a significant number of our legacy assets are either non-performing and/or on our Watch List.

Watch List Assets include loans and securities that pose a higher risk of non-performance and/or loss. The primary determinant of Watch List status is the internal risk rating of our loans and securities, each of which is rated “1” (lowest risk) to “8” (highest risk) as part of our Manager’s periodic review of our investment portfolio.

See Notes 2, 3, and 5 to our consolidated financial statements for a further discussion of our internal loan risk ratings, which are based on both the performance of the loans and that of the underlying collateral assets. Our internal risk ratings for our securities also run from “1” (lowest risk) to “8” (highest risk) and similarly focus on the performance of the underlying collateral, in particular on our estimation of probable losses on the commercial mortgage loans that underlie our securities investments, and the degree to which our positions are insulated from those losses by third-party, subordinate capital in the securitizations.

Watch List Assets include both loans and securities with an internal risk rating of “4”.

The table below details the Watch List Assets held in CT Legacy Partners as of March 31, 2013 ($ in millions):

Watch List Assets - CT Legacy Partners (1)
March 31, 2013
Interest earning assets of CT Legacy Partners ($ / #)	$162 / 24

Watch List Assets
Watch list loans ($ / #)	$118 / 10
Watch list securities ($ / #)	$9 / 10

Total ($ / #)	$127 / 20
Percentage of interest earning assets	78.3%

(1)	All values are in terms of net book value.

The table below details the Watch List Assets held in consolidated securitization vehicles as of March 31, 2013 and December 31, 2012 ($ in millions):

Watch List Assets - Consolidated Securitization Vehicles (1)
	March 31, 2013	December 31, 2012
Interest earning assets of consolidated securitization vehicles ($ / #)	$141 / 8	$142 / 8

Watch List Assets
Watch list loans ($ / #)	$91 / 5	$65 / 4
Percentage of interest earning assets	64.6%	45.6%

(1)	All values are in terms of net book value.

Income Taxes

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets.

These qualifications have become more difficult to meet in light of the transfer of our legacy portfolio to CT Legacy REIT in conjunction with our March 2011 Restructuring, and the lack of new, replacement investment activity. As discussed above, on March 20, 2013, CT Legacy REIT merged into CT Legacy Partners, whereby CT Legacy Partners was the surviving entity. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

In addition, we include in our taxable income the income generated by investments in three of our CT CDOs, which is different from our GAAP financial statements, which only include income from CT CDO I. Due to the redirection provisions of our consolidated CT CDOs, which reallocate principal proceeds and interest otherwise distributable to us to repay senior noteholders, assets financed through our CT CDOs may generate current taxable income without a corresponding cash distribution to us. See Note 5 for further discussion of these redirection provisions.

During the three months ended March 31, 2013, we recorded a current income tax provision of $38,000. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As of December 31, 2012, we had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $618,000 will expire in 2017. The availability of these NOLs and NCLs is subject to certain change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust, Inc.

As of March 31, 2013, tax years 2009 through 2012 remain subject to examination by taxing authorities.

Results of Operations

Comparison of Results of Operations: Three Months Ended March 31, 2013 vs. March 31, 2012
($ in thousands, except per share amounts)
	2013	2012	$ Change	% Change
Income from loans and other investments:
Interest and related income	$1,456	$14,716	($13,260)	(90.1%)
Less: Interest and related expenses	777	23,342	(22,565)	(96.7%)

Income (loss) from loans and other investments, net	679	(8,626)	9,305	N/A

Other expenses:
General and administrative	2,038	756	1,282	169.6%

Total other expenses	2,038	756	1,282	169.6%

Total other-than-temporary impairments of securities	—	—	—	N/A
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	(160)	160	(100.0%)

Net impairments recognized in earnings	—	(160)	160	(100.0%)

Recovery of provision for loan losses	—	8	(8)	(100.0%)
Valuation allowance on loans held-for-sale	(200)	—	(200)	100.00%
Fair value adjustment on investment in CT Legacy Asset	—	3,954	(3,954)	(100.0%)
Gain on deconsolidation of subsidiaries	—	146,380	(146,380)	(100.0%)
Income from equity investments in unconsolidated subsidiaries	—	696	(696)	(100.0%)

(Loss) income before income taxes	(1,559)	141,496	(143,055)	(101.1%)
Income tax provision	38	301	(263)	(87.4%)

(Loss) income from continuing operations	($1,597)	$141,195	($142,792)	(101.1%)

Loss from discontinued operations, net of tax	—	(573)	573	(100.0%)

Net (loss) income	($1,597)	$140,622	($142,219)	(101.1%)

Net income attributable to noncontrolling interests	(1,518)	(74,069)	72,551	(98.0%)

Net (loss) income attributable to Capital Trust, Inc.	($3,115)	$66,553	($69,668)	(104.7%)

Net (loss) income from continuing operations per share - diluted	($1.03)	$27.64	($28.67)	N/A

Net (loss) income per share - diluted	($1.03)	$27.39	($28.42)	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.20%	0.24%	(0.0%)	(15.6%)

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT CDOs II and IV in 2012. As a result of this and repayments in our portfolio, interest income decreased $13.3 million, or 90%, and interest expense decreased by $22.6 million, or 97%, during the first quarter of 2013 compared to the first quarter of 2012. Also, interest expense for 2012 included $10.2 million relating to acceleration of discount associated with the Five Mile Capital mezzanine loan. On a net basis, net interest income increased by $9.3 million as the decrease in interest income was less than the reduction in interest expense.

General and administrative expenses

General and administrative expenses include operating expenses, professional fees and expenses associated with consolidated securitization vehicles. General and administrative expenses increased by $1.3 million between the first quarter of 2013 and the first quarter of 2012. The increase was primarily due to expenses recognized under the CT Legacy Partners incentive awards plan. Other expenses were generally consistent from period-to-period.

Net impairments recognized in earnings

There were no impairments recognized in earnings during the first quarter of 2013. During the first quarter of 2012, we recognized a $160,000 impairment, representing an additional credit loss on one of the securities in our consolidated securitization vehicles.

Recovery of provision for loan losses

There was no provision for loan losses during the first quarter of 2013. During the first quarter of 2012, we recorded an $8,000 recovery of provision for loan losses on one loan that had been previously impaired.

Valuation allowance on loans held-for-sale

During the first quarter of 2013, we recorded a $200,000 valuation allowance related to one loan that was classified as held-for-sale to reflect this asset at estimated fair value. We recorded no such valuation allowances on loans held-for-sale during the first quarter of 2012.

Fair value adjustment on investment in CT Legacy Asset

We did not record any fair value adjustment on our investment in CT Legacy Asset during the three months ended March 31, 2013. During the first quarter of 2012, we recognized $4.0 million of fair value adjustments on our investment in CT Legacy Asset.

Gain on deconsolidation of subsidiaries

There were no gains on deconsolidation of subsidiaries during the first quarter of 2013. During the first quarter of 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Asset. This gain was primarily the result of a reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in this vehicle.

Income from equity investments in unconsolidated subsidiaries

There was no income from equity investments in unconsolidated subsidiaries during the first quarter of 2013. Income recognition on our carried interest in CTOPI has been deferred.

The income from equity investments in unconsolidated subsidiaries during the first quarter of 2012 of $696,000 was from our co-investment in CTOPI. CTOPI’s income was largely the result of fair value adjustments on its investment portfolio, and the recognition of income on investments purchased at a discount.

Income tax provision

During the first quarter of 2013, we paid income taxes of $38,000 related to 2012. During the first quarter of 2012, we recorded an income tax provision of $301,000, primarily based on an estimated alternative minimum tax liability.

Loss from discontinued operations, net of tax

We did not have any income (loss) from discontinued operations during the first quarter of 2013. During the first quarter of 2012, we incurred a $573,000 loss from discontinued operations related to our former investment management and special servicing business, which was sold in December 2012.

Net income attributable to noncontrolling interests

The net income attributable to noncontrolling interests recorded during the first quarter of 2013 and 2012 represents the pro-rata share of CT Legacy Partners’ net income for each period allocable to equity interests not owned by us.

Dividends

We did not pay any dividends on our class A common stock in the first quarter of 2013 or 2012.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2013.

Note on Forward-Looking Statements

Except for historical information contained herein, this quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Section 21E of the Securities Exchange Act of 1934, as amended, which involve certain risks and uncertainties. Forward-looking statements may predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Important factors that we believe might cause actual results to differ from any results expressed or implied by these forward-looking statements are discussed in the risk factors contained Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012 and elsewhere in this quarterly report on Form 10-Q, which are incorporated herein by reference. In assessing forward-looking statements contained herein, readers are urged to read carefully all cautionary statements contained in this Form 10-Q.

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

CT CDO I

Our investment in CT CDO I is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio as of March 31, 2013 ($ in thousands):

Interest Rate Exposure - CT CDO I
March 31, 2013
Cash flow exposure to interest rates (1)
Floating rate assets	$164,180
Floating rate debt	(136,944)

Net floating rate exposure	$27,236

Weighted average coupon (floating rate assets) (2)	4.66%

Net income impact from 100 bps change in LIBOR	$272.4

(1)	All values are in terms of face or notional amounts, and exclude securities investments from which we do not expect any future cash flows.
(2)	Weighted average coupon assumes LIBOR of 0.20% at March 31, 2013.

CT Legacy Partners

Our investment in CT Legacy Partners is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio as of March 31, 2013 ($ in thousands):

Interest Rate Exposure - CT Legacy Partners
March 31, 2013
Value exposure to interest rates (1)
Fixed rate assets	$153,463
Interest rate swaps	(60,724)

Net fixed rate exposure	$92,739

Weighted average coupon (fixed rate assets)	8.32%

Cash flow exposure to interest rates (1)
Floating rate assets	$239,261
Floating rate debt	(20,214)
Interest rate swaps	60,724

Net floating rate exposure	$279,771

Weighted average coupon (floating rate assets) (2)	4.33%

Net income impact from 100 bps change in LIBOR	$2,797.7

CTOPI

Although our carried interest investment in CTOPI generally relates to a portfolio of interest earning assets, our economic interest in this portfolio relates primarily to the realization of investments purchased at a discount by CTOPI. Accordingly, our investment in this portfolio is not exposed to a significant degree of interest rate risk. See Note 4 to our consolidated financial statements for additional discussion of CTOPI.

Secured Notes

Although our secured notes are interest bearing liabilities, they contain prepayment provisions such that we will ultimately be required to pay $11.1 million to satisfy these obligations. Accordingly, we are not exposed to any interest rate risk under our secured notes. See Note 3 to our consolidated financial statements for additional discussion of our secured notes.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by Securities and Exchange Commission rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our business inherently involves certain risks and uncertainties. The risks and uncertainties described below or in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Should one or more of any of these risks materialize, our business, financial condition, results of operations or liquidity could be materially adversely affected.

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

We do not own the Blackstone name, but we may use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Blackstone. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into a trademark license agreement, or Trademark License Agreement, with an affiliate of Blackstone pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the name “Blackstone Mortgage Trust, Inc.” and the ticker symbol “BXMT”. Under this agreement, we have a right to use this name for so long as our Manager (or another affiliate of Blackstone TM L.L.C., or Licensor) serves as our Manager (or another managing entity) and the Manager remains an affiliate of the Licensor under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice; provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Blackstone, will retain the right to continue using the “Blackstone” name. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Blackstone” name to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Blackstone or others. Furthermore, in the event that the Trademark License Agreement is terminated, we will be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Mine Safety Disclosures

None.

ITEM 5:	Other Information

Amended and Restated Registration Rights Agreement

On May 6, 2013, we entered into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) with Blackstone Holdings III L.P., or Holdings III, and our Manager, each of which is an affiliate of Blackstone. As of May 6, 2013 affiliates of Blackstone owned approximately 17.1% of our outstanding shares of class A common stock.

The Amended and Restated Registration Rights Agreement amends and restates the Registration Rights Agreement (the “Original Agreement”), dated December 19, 2012, between us and Holdings III that we entered in connection with the consummation of the Investment Management Business Sale and the closing of our sale of 5.0 million shares (before giving effect to the one-for-ten reverse stock split that we effected on May 6, 2013) of class A common stock to Holdings III. Pursuant to the terms of the Amended and Restated Registration Rights Agreement, on or after the earlier of (x) such date that we become eligible to use Form S-3 in connection with a public offering of our securities and (y) December 19, 2013, Holdings III or our Manager may require us to prepare and file a shelf registration statement relating to the resale of all shares of class A common stock currently held or later acquired by them or their permitted transferees and under certain circumstances they may require us to file up to four resale registration statements on demand and provide unlimited “piggyback” rights with respect to the resale of such shares (subject to certain cutback and other provisions).

The foregoing description of the Amended and Restated Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Amended and Restated Registration Rights Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Indemnification Agreements with Officers

On May 6, 2013, we entered into indemnification agreements, or Indemnification Agreements, with each of Randall S. Rothschild, our Secretary and Managing Director, Legal and Compliance, Douglas N. Armer, our Principal, Head of Capital Markets and Anthony F. Marone, Jr., our Vice President, Assistant Treasurer and Controller, each, an Indemnitee, who were elected to serve as officers of Blackstone Mortgage Trust subsequent to the Investment Management Business Sale. Each of Messrs. Rothschild, Armer and Marone also serve as officers of our Manager and are employed by affiliates of Blackstone.

Each of the Indemnification Agreements is in substantially in the same form as the indemnification agreements we entered into with each of our directors and executive officers at the Item of the Investment Management Business Sale, a form of which was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 21, 2012.

The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Maryland law, and advance expenses to, each Indemnitee, in connection with (among other things) the Indemnitee’s capacity as a director, officer, employee or agent of Blackstone Mortgage Trust. This obligation includes, subject to certain terms and conditions, indemnification for any expenses (including reasonable attorneys’ fees), judgments, fines, penalties and settlement amounts actually and reasonably incurred by the Indemnitee in connection with any threatened or pending action, suit or proceeding. In certain instances, we may be required to advance such expenses, in which case the Indemnitee will be obligated to reimburse us for the amounts advanced if it is later determined that the Indemnitee is not entitled to indemnification for such expenses.

ITEM 6:	Exhibits

	10.1	Amended and Restated Management Agreement, dated as of March 26, 2013, by and between Blackstone Mortgage Trust, Inc. (formerly Capital Trust, Inc.) and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.1 to Capital Trust, Inc.’s Current Report on Form 8-K (File No. 1-14788) filed on March 26, 2013 and incorporated herein by reference)

—	10.2	Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C.

—	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

—	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

—	Filed herewith
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2013 and 2012; (iv) the Consolidated Statements of Changes in (Deficit) Equity for the three months ended March 31, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

BLACKSTONE MORTGAGE TRUST, INC.

May 6, 2013	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal executive officer)

May 6, 2013	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer
(Principal financial officer and Principal accounting officer)