Form 10-Q
period 2013-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2013-07-30
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 1-14788

Blackstone Mortgage Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 42nd Floor, New York, NY	10154
(Address of principal executive offices)	(Zip Code)

(212) 655-0220

(Registrant’s telephone number, including area code)

N/A

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

The number of outstanding shares of the registrant’s class A common stock, par value $0.01 per share, as of July 24, 2013 was 28,801,651.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and in this report, as such factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Website and Social Media Disclosure

We use our website (www.bxmt.com) as a channel of distribution of company information. The information we post through our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about us when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at http://www.blackstonemortgagetrust.com/investor-relations. The contents of our website are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

June 30, 2013 and December 31, 2012

(in thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets

Cash and cash equivalents	$59,746	$15,423
Restricted cash	21,972	14,246
Loans receivable, net	830,101	141,500
Loans held-for-sale, net	3,800	—
Loans receivable, at fair value	117,549	—
Investment in CT Legacy Asset, at fair value	—	132,000
Equity investments in unconsolidated subsidiaries	23,240	13,306
Accrued interest receivable, prepaid expenses, and other assets	30,697	5,868

Total assets	$1,087,105	$322,343

Liabilities and Equity

Liabilities:
Accounts payable, accrued expenses and other liabilities	$36,879	$21,209
Secured notes	8,848	8,497
Repurchase obligations	165,239	—
Securitized debt obligations	74,472	139,184

Total liabilities	285,438	168,890

Equity:
Class A common stock, $0.10 par value, 100,000 shares authorized, 28,802 and 2,927 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	288	293
Additional paid-in capital	1,242,892	609,002
Accumulated deficit	(530,491)	(535,851)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	712,689	73,444

Non-controlling interests	88,978	80,009

Total equity	801,667	153,453

Total liabilities and equity	$1,087,105	$322,343

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Balance Sheets (unaudited)

June 30, 2013 and December 31, 2012

(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities, or VIEs. The following assets may only be used to settle obligations of these consolidated VIEs and these liabilities are only the obligations of these consolidated VIEs and they do not have recourse to the general credit of Blackstone Mortgage Trust, Inc.

	June 30, 2013	December 31, 2012

Assets

Loans receivable, net	$77,000	$141,500
Loans held-for-sale, net	3,800	—
Accrued interest receivable, prepaid expenses, and other assets	2,838	4,021

Total assets	$83,638	$145,521

Liabilities

Accounts payable, accrued expenses and other liabilities	$155	$88
Securitized debt obligations	74,472	139,184

Total liabilities	$74,627	$139,272

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Operations

Three and Six Months Ended June 30, 2013 and 2012

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from loans and other investments:
Interest and related income	$6,017	$6,763	$7,473	$21,479
Less: Interest and related expenses	1,306	5,413	2,083	28,754

Income (loss) from loans and other investments, net	4,711	1,350	5,390	(7,275)

Other expenses:
General and administrative	3,427	1,567	5,465	2,323

Total other expenses	3,427	1,567	5,465	2,323

Total other-than-temporary impairments of securities	—	—	—	—
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	—	—	(160)

Net impairments recognized in earnings	—	—	—	(160)

Recovery of provision for loan losses	—	—	—	8
Valuation allowance on loans held-for-sale	2,000	—	1,800	—
Unrealized gain on investments at fair value	4,000	—	4,000	—
Gain on extinguishment of debt	38	—	38	—
Fair value adjustment on investment in CT Legacy Asset	—	3,704	—	7,657
Gain on deconsolidation of subsidiary	—	—	—	146,380
Income from equity investments in unconsolidated subsidiaries	—	205	—	901

Income before income taxes	7,322	3,692	5,763	145,188
Income tax provision	554	—	593	301

Income from continuing operations	$6,768	$3,692	$5,170	$144,887

Loss from discontinued operations, net of tax	—	(341)	—	(914)

Net Income	$6,768	$3,351	$5,170	$143,973

Net income attributable to non-controlling interests	(4,020)	(1,068)	(5,537)	(75,137)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$2,748	$2,283	($367)	$68,836

Per share information:
Income (loss) from continuing operations per share of common stock:
Basic	$0.22	$1.15	($0.05)	$30.50

Diluted	$0.22	$1.08	($0.05)	$28.65

Loss from discontinued operations per share of common stock:
Basic	$—	($0.15)	$—	($0.40)

Diluted	$—	($0.15)	$—	($0.38)

Net income (loss) per share of common stock:
Basic	$0.22	$1.00	($0.05)	$30.10

Diluted	$0.22	$0.93	($0.05)	$28.27

Weighted average shares of common stock outstanding:
Basic	12,401,274	2,289,352	7,734,774	2,286,582

Diluted	12,401,274	2,442,686	7,734,774	2,435,339

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the Three and Six Months Ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$6,768	$3,351	$5,170	$143,973

Other comprehensive income:
Unrealized gain on derivative financial instruments	—	1,965	—	3,749
Gain on interest rate swaps no longer designated as cash flow hedges	—	—	—	2,481
Amortization of unrealized gains and losses on securities	—	(8)	—	(765)
Amortization of deferred gains and losses on settlement of swaps	—	—	—	(56)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	—	(174)	—	213

Other comprehensive income	—	1,783	—	5,622

Comprehensive income	$6,768	$5,134	$5,170	$149,595

Less: Comprehensive income attributable to non-controlling interests	(4,020)	(1,068)	(5,537)	(75,147)

Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$2,748	$4,066	($367)	$74,448

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in (Deficit) Equity

For the Six Months Ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Blackstone Mortgage Trust, Inc. Stockholders’ (Deficit) Equity	Noncontrolling Interests	Total
Balance at January 1, 2012	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income	—	—	—	—	68,836	68,836	75,137	143,973
Other comprehensive income	—	—	—	5,612	—	5,612	10	5,622
Deconsolidation of CT Legacy Asset	—	—	—	1,293	—	1,293	—	1,293
Distributions to noncontrolling interests	—	—	—	—	—	—	(7)	(7)
Restricted class A common stock earned, net of shares deferred	—	3	182	—	—	185	—	185
Deferred directors’ compensation	—	—	113	—	—	113	—	113

Balance at June 30, 2012	$220	$5	$597,344	($33,679)	($598,275)	($34,385)	$56,625	$22,240

Balance at January 1, 2013	$293	$—	$609,002	$—	($535,851)	$73,444	$80,009	$153,453

Net (loss) income	—	—	—	—	(367)	(367)	5,537	5,170
Consolidation of subsidiary	—	—	—	—	5,727	5,727	6,235	11,962
Contributions from non-controlling interests	—	—	—	—	—	—	15,000	15,000
Purchase of and distributions to non-controlling interests	—	—	—	—	—	—	(17,803)	(17,803)
Proceeds from offering of common stock	258	—	633,552	—	—	633,810	—	633,810
Reverse stock split	(263)	—	263	—	—	—	—	—
Deferred directors’ compensation	—	—	75	—	—	75	—	75

Balance at June 30, 2013	$288	$—	$1,242,892	$—	($530,491)	$712,689	$88,978	$801,667

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(in thousands)

(unaudited)

	2013	2012
Cash flows from operating activities:
Net income	$5,170	$143,973
Adjustments to reconcile net income to net cash provided by operating activities:
Net impairments recognized in earnings	—	160
Recovery of provision for loan losses	—	(8)
Valuation allowance on loans held-for-sale	(1,800)	—
Unrealized gain on investments at fair value	(4,000)	—
Gain on extinguishment of debt	(38)	—
Fair value adjustment on CT Legacy Asset	—	(7,657)
Gain on deconsolidation of subsidiary	—	(146,380)
Income from equity investments in unconsolidated subsidiaries	—	(901)
Distributions of income from unconsolidated subsidiaries	—	1,710
Distributions from CT Legacy Asset	—	6,634
Non-cash compensation expense	1,586	504
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(434)	(393)
Amortization of deferred gains and losses on settlement of swaps	—	(56)
Amortization of deferred financing costs and premiums/discounts on debt obligations	401	9,846
Loss on interest rate swaps not designated as cash flow hedges	4	2,772
Changes in assets and liabilities, net:
Deferred origination fees and other revenue	4,219	—
Accrued interest receivable	1,309	(3,785)
Deferred income taxes	—	(1,458)
Prepaid expenses and other assets	896	2,622
Accounts payable and accrued expenses	1,289	(1,075)

Net cash provided by operating activities	8,602	6,508

Cash flows from investing activities:
Origination/purchase of loans receivable	(756,638)	—
Principal collections and proceeds from securities	349	28,122
Principal collections of loans receivable	96,546	83,245
Contributions to unconsolidated subsidiaries	—	(4,030)
Distributions from unconsolidated subsidiaries	—	677
Increase in restricted cash	(7,726)	(2,448)

Net cash (used in) provided by investing activities	(667,469)	105,566

Cash flows from financing activities:
Borrowings under repurchase obligations	216,464	123,977
Repayments under repurchase obligations	(71,439)	(58,464)
Repayments under mezzanine loan	—	(63,000)
Repayment of securitized debt obligations	(64,674)	(114,768)
Payment of deferred financing costs	(2,175)	—
Contributions from non-controlling interests	15,000	—
Purchase of and distributions to non-controlling interests	(17,672)	(8)
Settlement of interest rate swaps	(6,123)	—
Vesting of restricted class A common stock	—	(25)
Proceeds from issuance of common stock	633,810	—

Net cash provided by (used in) financing activities	703,191	(112,288)

Net increase (decrease) in cash and cash equivalents	44,323	(214)
Cash and cash equivalents at beginning of period	15,423	34,818

Cash and cash equivalents at end of period	$59,746	$34,604

Supplemental disclosure of cash flows information
Payments of interest	($1,434)	($17,105)

Payments of income taxes	($410)	($1,119)
Supplemental disclosure of non-cash investing and financing activities
(Consolidation) deconsolidation of subsidiaries	($38,913)	$122,308

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Organization

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., which we refer to as our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

We conduct our operations as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Our business is organized into two operating segments, the Loan Origination segment and the CT Legacy Portfolio segment.

On April 26, 2013, our board of directors approved the change of our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc., which we effected on May 6, 2013 concurrently with a one-for-ten reverse stock split of our class A common stock. Except where the context indicates otherwise, all class A common stock numbers herein have been adjusted to give retroactive effect to the reverse stock split.

Note 2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, in which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain of the assets and credit of our consolidated subsidiaries are not available to satisfy the debt or other obligations of us, our affiliates, or other entities.

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

Our CT Legacy Partners, LLC, or CT Legacy Partners, subsidiary accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this specialized accounting in consolidation and, accordingly, report the loans and securities investments of CT Legacy Partners at fair value on our consolidated balance sheet.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

As more fully described in Note 3, we sold our investment management business to Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations.

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the June 30, 2013 presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. We place our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. We may have bank balances in excess of federally insured amounts. We have not experienced, and do not expect, any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy Partners as restricted because, while these cash balances are available for use by CT Legacy Partners for operations, debt service, or other purposes, they cannot be used by us until our allocable share is distributed from CT Legacy Partners, and cannot be commingled with any of our other, unrestricted cash balances.

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

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship.

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

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular loans, including known or expected transactions. Loans held-for-sale are carried at the lower of their amortized cost basis and fair value less cost to sell. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

Equity Investments in Unconsolidated Subsidiaries

Our carried interest in CT Opportunity Partners I, LP, or CTOPI is accounted for using the equity method. CTOPI’s assets and liabilities are not consolidated into our financial statements due to our determination that (i) it is not a VIE and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the net assets of CTOPI on our consolidated balance sheet. We have deferred the recognition of income from CTOPI until cash is collected or appropriate contingencies have been eliminated and, therefore do not recognize any income from equity investments in unconsolidated subsidiaries.

Deferred Financing Costs

The deferred financing costs that are included in prepaid expenses and other assets on our consolidated balance sheets include issuance costs related to our debt obligations, and are amortized using the effective interest method, or a method that approximates the effective interest method, over the life of the related obligations.

Repurchase Obligations

We record investments financed with repurchase obligations as separate assets and the related borrowings under any repurchase agreements recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on our consolidated statements of operations.

Interest Rate Derivative Financial Instruments

In the normal course of business, we use interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. Specifically, we may use interest rate swaps to convert floating rate liabilities that are financing fixed rate assets into fixed rate liabilities. The differential to be paid or received on these agreements is recognized on the accrual basis as an adjustment to the interest expense related to the attendant liability. In cases where interest rate swap agreements are terminated early, any gain or loss is generally amortized over the remaining life of the hedged item. These swap agreements must be effective in reducing the variability of cash flows of the hedged items in order to qualify for the aforementioned hedge accounting treatment. Changes in the fair value of effective cash flow hedges are reflected on our consolidated financial statements through accumulated other comprehensive income (loss) and do not affect our net income (loss). To the extent a derivative does not qualify for hedge accounting, and is deemed a non-hedge derivative, the changes in its fair value are included in net income (loss).

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

The “Fair Value Measurement and Disclosures” Topic of the Codification also establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

•	Level 1 - Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

•

Level 2 - Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs such as interest rates, yield curves, credit risks, and default rates.

•

Level 3 - Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything which does not meet the criteria of Levels 1 and 2.

Each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of members of senior management of our Manager, including our chief executive officer, chief financial officer, and other senior officers.

Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets and liabilities that are measured at fair value are discussed further in Note 17. Generally, loans held-for-sale, loans receivable, and securities are measured at fair value on a recurring basis, while impaired loans are measured at fair value on a nonrecurring basis.

The following valuation techniques were used to estimate the fair value of each type of asset and liability which was recorded at fair value as of June 30, 2013 and December 31, 2012:

Loans held-for-sale: Loans held-for-sale are valued based on expected net proceeds from a sale of the asset.

Loans receivable, at fair value: Loans receivable are generally valued by discounting expected cash flows using internal cash flow models and estimated market rates. Expected cash flows of each loan are based on our Manager’s assumptions regarding the collection of principal and interest from the respective borrowers.

Other assets, at fair value: CT Legacy Partners’ other assets are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in cases where such assessments are unavailable or deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities.

Impaired loans: The loans identified for impairment are collateral dependent loans. Impairment on these loans is measured by comparing our Manager’s estimation of fair value of the underlying collateral less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager.

Investment in CT Legacy Asset: We arrived at the fair value of our Investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. To determine the net cash flows of CT Legacy Asset, our Manager estimated the timing and recovery amount for each of its assets, and then applied the proceeds to first satisfy the related repurchase facility.

We are also required by GAAP to disclose fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement of the instrument. Rather, these fair values reflect the amounts that our Manager believes are realizable in an orderly transaction among willing parties. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

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

Loans receivable, net: Other than impaired loans, these assets are recorded at their amortized cost and not at fair value. The fair values for these instruments are estimated by our Manager taking into consideration factors including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders and indications of market value from other market participants.

Secured notes: These notes are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar instrument would be priced today.

Repurchase obligations: These facilities were recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Securitized debt obligations: These obligations are recorded at the face value of outstanding obligations to third-parties and not at fair value. The fair values for these instruments have been estimated by obtaining assessments from third-party dealers.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. See Note 15 for additional information.

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

Comprehensive Income

The primary component of comprehensive income other than net income is the unrealized gains and losses on derivative financial instruments.

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

We have separately determined EPS and diluted EPS for income (loss) from continuing operations and for net income (loss) allocable to common stockholders. See Note 12 for additional discussion of earnings per share.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities,” or ASU 2013-01. ASU 2013-01 was developed to clarify which instruments and transactions are subject to the offsetting disclosure requirements set forth by Accounting Standards Update 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 is effective for the first interim or annual period beginning on or after January 1, 2013, and should be applied retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 is effective for the first interim or annual period beginning after December 15, 2012, and should be applied prospectively. As we no longer have a balance of accumulated other comprehensive income, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” or ASU 2013-08. ASU 2013-08 amends the criteria for qualification as an investment company under Topic 946 of the FASB Accounting Standards Codification, or Topic 946, and requires additional disclosure by investment companies. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2013, and should be applied prospectively. We currently consolidate CT Legacy Partners, which accounts for its operations as an investment company under Topic 946. We do not expect the adoption of ASU 2013-08 to impact CT Legacy Partners’ status as an investment company. Further, because ASU 2013-08 specifically excludes REITs from its scope, it will not otherwise impact our consolidated financial statements.

Note 3. Corporate Transactions

Blackstone Loan Warehouse Joint Venture

On May 13, 2013, we entered into a joint venture, 42-16 Partners, LLC, or 42-16 Partners, with an affiliate of our Manager to originate and warehouse loans prior to the completion of our class A common stock offering on May 29, 2013. 42-16 Partners was controlled by us and owned 16.7% by us and 83.3% by an affiliate of our Manager, and originated one senior mortgage loan on May 21, 2013. On May 30, 2013, we ended this relationship with the affiliate of our Manager and purchased 100% of the equity interests in 42-16 Partners held by the affiliate of our Manager using proceeds from the sale of our class A common stock and, as a result, 42-16 Partners became a 100% owned and consolidated subsidiary.

CT Legacy Partners Merger

To maintain its tax efficiency, on March 20, 2013, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, was merged with and into CT Legacy Partners, LLC, or CT Legacy Partners, and whereby CT Legacy Partners was the surviving entity, effective as of March 22, 2013. We refer to this transaction as the Merger. As a result of the Merger, all outstanding shares of class A-1 common stock, class A-2 common stock, class B common stock, and class A preferred stock of CT Legacy REIT were converted into limited liability company shares, or LLC Shares, in CT Legacy Partners. These LLC Shares have economic and voting rights equivalent to the corresponding shares of stock of CT Legacy REIT. In addition, all outstanding shares of class B preferred stock of CT Legacy REIT were redeemed on March 21, 2013 for an aggregate $147,000, which amount is comprised of the shares’ par value, liquidation preference, and accrued dividends thereon.

As a result of the Merger, we have consolidated CT Legacy Partners as of March 20, 2013 and, therefore, the remaining legacy assets and liabilities from our comprehensive debt restructuring on March 31, 2011, which we refer to as our March 2011 Restructuring. See Note 8 and Note 12 for further discussion of CT Legacy Partners.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Sale of Investment Management Platform

On December 19, 2012, pursuant to a purchase and sale agreement, dated as of September 27, 2012, or Purchase Agreement, by and between us and Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million. The sale included our equity interests in CT Investment Management Co., LLC, or CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT. We refer the entire transaction as our Investment Management Business Sale. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the management agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations. See Note 14 for a further discussion of discontinued operations.

On December 19, 2012, we also closed our sale to Blackstone of 500,000 shares of our class A common stock for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 500,000 shares of class A common stock to Blackstone, we paid a $20.00 per share special cash dividend on December 20, 2012 to holders of record of our class A common stock at the close of business on November 12, 2012.

The assets we retained following our Investment Management Business Sale consisted primarily of: (i) cash and cash equivalents, (ii) our interests in CT Legacy Partners, a vehicle we formed to own and finance certain legacy assets that we retained in connection with a comprehensive debt restructuring in 2011, (iii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager, and (iv) our subordinated interests in certain collateral debt obligations, or CT CDOs.

CT CDO Deconsolidation

On December 19, 2012, as a result of the Investment Management Business Sale, we are no longer the collateral manager for certain collateralized debt obligations, or CT CDOs, nor the special servicer on their collateral assets. Due to the externalization of these management functions, and our lack of material economic interest in the residual equity we own in CT CDOs II and IV, we ceased to be the primary beneficiary of these entities and, therefore, discontinued the consolidation of CT CDOs II and IV, which we refer to as the CT CDO Deconsolidation. We recognized a gain of $53.9 million on the deconsolidation of CT CDOs II and IV, which was due primarily to the reversal of charges to shareholders’ equity resulting from losses previously recorded in excess of our economic interests in these non-recourse securitization vehicles.

Note 4. Cash and Cash Equivalents, Including Restricted Cash

As discussed in Note 2, we place our cash and cash equivalents, including restricted cash, with high credit quality institutions to minimize credit risk exposure. The following table outlines details of our cash and cash equivalents, including restricted cash balances as of June 30, 2013 and December 31, 2012.

			Balance as of
Asset Type	Depository	Credit Rating (1)	June 30, 2013	December 31, 2012
Cash	Bank of America	A-1	$59,746	$15,423
Restricted Cash	Bank of America	A-1	21,972	14,246

Total			$81,718	$29,669

(1)	Represents the short-term credit rating for the Bank of America, N.A. legal entity as issued by Standard & Poor’s as of May 16, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 5. Loans Receivable

As of June 30, 2013, our consolidated balance sheet includes $753.1 million of loans receivable related to our Loan Originations segment and $77.0 million of loans receivable owned by CT CDO I, a consolidated securitization vehicle included in our CT Legacy Portfolio segment. See Note 19 for further discussion of our operating segments.

Activity relating to our loans receivable for the six months ended June 30, 2013 was as follows ($ in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value

December 31, 2012	$164,180	($22,680)	$141,500

Loan originations	756,638	—	756,638
Deferred origination fees and expenses	(3,776)	—	(3,776)
Amortization of deferred fees and expenses	239	—	239
Loan satisfactions	(62,500)	—	(62,500)
Partial loan repayments	—	—	—
Reclassification to loans held-for-sale	(6,601)	4,601	(2,000)

June 30, 2013	$848,180	($18,079)	$830,101

As of June 30, 2013, we had unfunded commitments of $8.6 million related to one senior mortgage loan, which amounts will only be funded to finance lease-related or capital expenditures by the borrower until the commitment terminates in June 2016.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013	December 31, 2012
Number of loans	13	7
Principal balance	$851,716	$164,180
Net book value	$830,101	$141,500

Wtd. Avg. cash coupon (1)	L+4.38%	L+2.51%

Wtd. Avg. all-in yield (1)	L+5.27%	L+4.53%

Wtd. Avg. maximum maturity (years) (2)	3.7	0.7

(1)	All loans are floating rate loans indexed to LIBOR as of both June 30, 2013 and December 31, 2012. LIBOR was 0.19% and 0.21% as of June 30, 2013 and December 31, 2012, respectively; however, certain of our loans receivable earn interest based on a minimum LIBOR ranging from 0.20% to 1.00%. Amounts exclude all non-performing loans.
(2)	Maximum maturity date assumes all extension options are exercised.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2013 and December 31, 2012 ($ in thousands):

	June 30, 2013		December 31, 2012
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior mortgages (1)	$753,101	91%	$62,500	44%
Subordinate interests in mortgages	77,000	9	79,000	56

Total	$830,101	100%	$141,500	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$413,648	49%	$111,500	79%
Hotel	162,885	20	30,000	21
Multifamily	189,557	23	—	—
Land	64,011	8	—	—

Total	$830,101	100%	$141,500	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
West	$454,091	54%	$92,500	65%
Northeast	227,034	27	27,000	19
Southeast	93,000	12	12,404	9
Midwest	48,380	6	—	—
Southwest	7,596	1	9,596	7

Total	$830,101	100%	$141,500	100%

(1)	Senior mortgages include two pari passu participations in mortgages with a combined book value of $91.1 million as of June 30, 2013.

Loan risk ratings

Quarterly, our Manager evaluates our loan portfolio as described in Note 2. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, current LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated one (less risk) through eight (greater risk), which ratings are defined in Note 2.

The following table allocates the net book value and principal balance of our loans receivable based on our internal risk ratings as of June 30, 2013 and December 31, 2012 ($ in thousands):

	Loans Receivable as of June 30, 2013			Loans Receivable as of December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1- 3	9	$776,637	$773,101	2	$47,000	$47,000
4 - 5	2	57,000	57,000	2	92,500	92,500
6 - 8	2	18,079	—	3	24,680	2,000

Total	13	$851,716	$830,101	7	$164,180	$141,500

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower. The following tables further allocate our loans receivable by both loan type and our internal risk ratings as of June 30, 2013 and December 31, 2012 ($ in thousands):

	Senior Mortgage Loans (1)
	as of June 30, 2013			as of December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	8	$756,638	$753,101	—	$—	$—
4 - 5	—	—	—	1	62,500	62,500

Total	8	$756,638	$753,101	1	$62,500	$62,500

(1)	Senior mortgage loans include two pari passu participations with an aggregate principal balance and net book value of $91.1 million.

	Subordinate Interests in Mortgages
	as of June 30, 2013			as of December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	1	$20,000	$20,000	2	$47,000	$47,000
4 - 5	2	57,000	57,000	1	30,000	30,000
6 - 8	2	18,079	—	3	24,680	2,000

Total	5	$95,079	$77,000	6	$101,680	$79,000

Loan impairments

We do not have any loan impairments in our Loan Origination segment. As of June 30, 2013, CT CDO I, which is in our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $7.5 million that is current in its interest payments and one impaired subordinate interest in a mortgage loan with a gross book value of $10.6 million that is delinquent on its contractual payments. We have taken 100% loan loss reserve on each of these loans.

As of December 31, 2012, consolidated securitization vehicles in our CT Legacy Portfolio segment had one impaired subordinate interest in a mortgage loan with a gross book value of $7.5 million that was current in its interest payments and two impaired subordinate interest in a mortgage loans with a combined gross book value of $17.2 million that was delinquent on their contractual payments. We had an aggregate 92% loan loss reserve on these loans resulting in a net book value of $2.0 million.

Generally, we have recorded loan loss reserves for all loans which are in maturity default, or otherwise have past-due principal payments. We do not have any loans in maturity default or with past-due principal payments in our Loan Origination segment. As of June 30, 2013, CT CDO I, which is in our CT Legacy Portfolio segment, had one loan with a net book value of $27.0 million which was in maturity default but had no reserve recorded. We expect to collect all principal and interest due under this loan.

There was no income recorded on impaired loans during the six months ended June 30, 2013. We recorded $290,000 of income on impaired subordinate interests in mortgage loans with an average net book value of $3.3 million during the six months ended June 30, 2012. Substantially all income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

We do not have any nonaccrual loans in our Loan Origination segment. Consolidated securitization vehicles in our CT Legacy Portfolio segment had subordinate interests in mortgages on nonaccrual status with an aggregate principal balance of $18.1 million and an aggregate net book value of zero as of June 30, 2013. Consolidated securitization vehicles in our CT Legacy Portfolio segment had subordinate interests in mortgages on nonaccrual status with an aggregate principal balance of $24.7 million and an aggregate net book value of $2.0 million as of December 31, 2012. In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of June 30, 2013 or December 31, 2012.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 6. Loans Held-For-Sale

Activity relating to our loans held-for-sale for the six months ended June 30, 2013 was as follows ($ in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2012	$—	$—	$—

Reclassification from loans receivable	6,601	(4,601)	2,000
Valuation allowance on loans held-for-sale	—	1,800	1,800

June 30, 2013	$6,601	($2,801)	$3,800

During the first quarter of 2013, we reclassified a $6.6 million subordinate mortgage loan and its related $4.6 million reserve for loan losses to loans held-for-sale. During the six months ended June 30, 2013, we recorded a $1.8 million valuation adjustment to reflect this loan at its approximate fair value as of June 30, 2013.

Note 7. Loans Receivable, At Fair Value

We record CT Legacy Partners’ loans receivable investments at fair value, which are determined using internal financial model-based estimations. The CT Legacy Partners loans receivable portfolio included eleven loans with an aggregate principal balance of $220.7 million, which were reported at their aggregate fair value of $117.5 million as of June 30, 2013. As of December 31, 2012, there were no loans receivables at fair value because we accounted for CT Legacy Partners as a non-consolidated subsidiary. Refer to Note 3 and Note 8 for additional discussion of CT Legacy Partners. See Note 17 for further discussion of fair value and Note 19 for an allocation of our loans receivable between our operating segments.

The following table details overall statistics for CT Legacy Partners’ loans receivable, which is held at fair value as of June 30, 2013 ($ in millions):

	Loans Receivable, at Fair Value
	Floating Rate	Fixed Rate	Total
Number of loans	8	3	11
Net Book Value	$94	$24	$118
Wtd. Avg. cash coupon (1)	L+3.90%	8.14%	4.74%
Wtd. Avg. all-in yield (1)	L+4.64%	8.12%	5.34%
Wtd. Avg. maximum maturity (years) (2)	0.6	1.4	0.8

(1)	Floating rate loans are indexed to LIBOR as of June 30, 2013. LIBOR was 0.19% as of June 30, 2013; however, certain of our loans receivable earn interest based on a minimum LIBOR of 2.0%. Amounts exclude all non-performing loans.
(2)	Maximum maturity date assumes all extension options are exercised.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The tables below detail the types of loans in CT Legacy Partners’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans, as of June 30, 2013 ($ in thousands):

	June 30, 2013
Asset Type	Net Book Value	Percentage
Subordinate interests in mortgages	$49,695	42%
Mezzanine loans	41,043	35
Senior mortgages	26,811	23

Total	$117,549	100%

Property Type	Net Book Value	Percentage
Hotel	$51,761	44%
Office	41,682	35
Other	24,106	21

Total	$117,549	100%

Geographic Location	Net Book Value	Percentage
Northeast	$41,682	35%
Northwest	24,106	21
West	14,302	12
Southeast	11,869	10
International	25,590	22

Total	$117,549	100%

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. We do not have any material interest receivable accrued on nonperforming loans as of June 30, 2013.

The following table details our loans receivable which are on nonaccrual status as of June 30, 2013 ($ in thousands):

Non-Accrual Loans Receivable as of June 30, 2013
Asset Type	Principal Balance	Net Book Value
Senior Mortgage Loans	$—	$—
Subordinate Interests in Mortgages	43,448	—
Mezzanine & Other Loans	69,146	11,869

Total	$112,594	$11,869

Note 8. Investment in CT Legacy Asset, at Fair Value

As a result of the merger effective on March 22, 2013, we began consolidating CT Legacy Partners and its subsidiary, CT Legacy Asset, LLC or CT Legacy Asset. Previously, we accounted for CT Legacy Asset on a non-consolidated basis, and as of December 31, 2012, our consolidated balance sheet included a net investment in CT Legacy Asset of $132.0 million. We have elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets, is more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. Following its consolidation, the loans receivable and repurchase obligations of CT Legacy Partners, as well as its other assets and liabilities, are included in our consolidated balance sheet. See Note 3 for additional discussion of the consolidation of CT Legacy Partners and Note 7 and Note 10 for further discussion of CT Legacy Partners’ loan receivables and repurchase obligation, respectively.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

CT Legacy Partners

CT Legacy Partners holds a portion of our legacy portfolio, which we had previously transferred to CT Legacy REIT (the predecessor of CT Legacy Partners) in connection with our March 2011 Restructuring. CT Legacy Partners is beneficially owned 52% by us and 48% by our former lenders. In addition, CT Legacy Partners has issued class B common shares, a subordinate class of equity which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in CT Legacy Partners, after aggregate cash distributions of $50.0 million have been paid to all other classes of common equity. Further, CT Legacy Partners has issued class A preferred shares which entitle its holder to cumulative preferred distributions in an amount generally equal to the greater of (i) 2.5% of certain of CT Legacy Partners’ assets, and (ii) $1.0 million per annum.

Our equity interest in CT Legacy Partners is comprised of 4,393,750 class A-1 common shares, 775,000 class A-2 common shares, and 118,651 class B common shares. The outstanding common shares of CT Legacy Partners are comprised of 4.4 million class A-1 common shares, 5.6 million class A-2 common shares, and 1.5 million class B common shares. The equity interests of other members of CT Legacy Partners are reflected as non-controlling interests on our consolidated balance sheet. As of June 30, 2013, CT Legacy Partners had not made any distribution payments to its common equity holders.

Note 9. Equity Investments in Unconsolidated Subsidiaries

As of June 30, 2013, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by CTIMCO. Historically, this balance has also included our co-investments in investment management vehicles that were sponsored and managed by CTIMCO. As described in Note 3, we sold two such co-investments to an affiliate of Blackstone in December 2012 in conjunction with our Investment Management Business Sale; however, we retained 100% of our carried interest in CTOPI.

Activity relating to our equity investments in unconsolidated subsidiaries for the six months ended June 30, 2013 was as follows ($ in thousands):

CTOPI Carried Interest (1)
Total as of December 31, 2012	$13,306
Incentive income allocation (2)	9,934

Total as of June 30, 2013	$23,240

(1)	The allocation of carried interest from CTOPI is net of a $1.4 million advance distribution of incentive compensation to satisfy our 2012 income tax obligation related to the allocation of taxable income in respect of our carried interest in CTOPI.
(2)	We have deferred the recognition of incentive income allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable and other liabilities on our consolidated balance sheet.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of June 30, 2013, we had been allocated $24.6 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value.

Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheet; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund. As of June 30, 2013, our maximum exposure to loss from CTOPI was $1.4 million, the amount of CTOPI Tax Advances we have received from CTOPI.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of June 30, 2013, we had granted 96% of the pool to our former employees, and the remainder remained unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

Approximately 96% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) one-third on the date of grant; (ii) one-third on September 13, 2012; and (iii) the remainder vests upon our receipt of incentive management fees from CTOPI. The remaining 4% of these grants vest solely upon our receipt of incentive management fees from CTOPI or the disposition of certain investments owned by CTOPI.

Note 10. Debt Obligations

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

We had secured notes outstanding with an accreted book value of $8.8 million and $8.5 million as of June 30, 2013 and December 31, 2012, respectively.

Repurchase Obligations

During the second quarter of 2013, we entered into $1.0 billion of master repurchase agreements with four counterparties. As of June 30, 2013, we had aggregate borrowings of $165.2 million outstanding under these facilities, with a weighted-average cash coupon, excluding associated fees and expenses, of LIBOR plus 1.98% per annum and a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.5 years. The following table details the repurchase obligations outstanding as of June 30, 2013 ($ in thousands):

		Collateral Assets		Repurchase Balances
Repurchase Lender	Facility Size	Principal Balance	Net Book Value	Maximum Borrowings	Current Borrowings	Available Borrowings (1)
Bank of America	$250,000	$126,300	$125,557	$101,040	$46,400	$54,640
Wells Fargo	250,000	300,000	298,533	250,000	—	250,000
Citibank	250,000	156,438	156,039	118,839	118,839	—
JP Morgan	250,000	—	—	—	—	—

Total	$1,000,000	$582,738	$580,129	$469,879	$165,239	$304,640

(1)	Available borrowings is based on assets pledged as collateral under credit facilities as of June 30, 2013. There were two loans with an aggregate principal balance of $173.8 million as of June 30, 2013 that were not pledged under repurchase agreements, and therefore are available to be pledged as collateral in the future.

On May 21, 2013, we entered into a $250.0 million master repurchase agreement with Bank of America. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 1.75% and 3.25% depending on the attributes of the collateral loans. The initial maturity date of the facility is May 21, 2016, subject to two one-year extension options, each of which may be exercised by us. Obligations under this repurchase agreement are not recourse to us, except that we guarantee 50% of the advances related to senior collateral and 100% of the advances related to mezzanine and junior mortgage collateral.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

On June 7, 2013, we entered into a $250.0 million, asset specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 2.50%. The initial maturity date of the facility is June 7, 2016, which may be extended pursuant to (i) two one-year extension options, each of which may be exercised by us, and (ii) an additional one-year extension option, contingent upon notice regarding the failure of the collateral mortgage loan to be repaid at its final maturity. We do not guarantee the obligations under this repurchase agreement.

On June 12, 2013, we entered into a $250.0 million master repurchase agreement with Citibank. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 2.25% depending on the attributes of the collateral loans. The initial facility expiration date is June 12, 2016, which may be extended annually by us. If upon the initial facility expiration date, Citibank does not extend the facility availability period, in its sole discretion, then no new advances may be drawn and all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. In either case, individual advances mature upon the maturity date of the respective collateral maturity dates. We guarantee 25% of the advances under this facility. Otherwise, obligations under this repurchase agreement are not recourse to us.

On June 28, 2013, we entered into a $250.0 million master repurchase agreement with JP Morgan. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 3.25% depending on the attributes of the collateral loans. The repurchase agreement specifies a one-year availability period, during which new advances can be made and which availability period is renewable at the discretion of JP Morgan. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. In the event that the availability period is not renewed, it is followed by a two year ‘stabilization’ period and then a ‘term out’ period, during which all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. Obligations under this repurchase agreement are not recourse to us, except that we guarantee 25% of the advances related to senior mortgage collateral and 100% of the advances related to mezzanine and junior mortgage collateral.

Each of the guarantees related to our master repurchase agreements contain the following uniform financial covenants: (i) our ratio of EBITDA to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth shall not be less than $525.0 million plus 75% of the net cash proceeds of future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 80% of our total assets. As of June 30, 2013, we were in compliance with all applicable covenants.

The weighted average outstanding repurchase obligation balance for the three months ended June 30, 2013 was $28.3 million.

Repurchase Obligations - CT Legacy Partners

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JP Morgan with an outstanding balance of $20.2 million. On June 5, 2013, CT Legacy Partners repaid the outstanding balance and terminated the repurchase facility. CT Legacy Partners has no outstanding debt obligations as of June 30, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Securitized Debt Obligations

The balances of each of our consolidated securitization vehicles’ outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows ($ in thousands):

	June 30, 2013		December 31, 2012	June 30, 2013
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon (1)	All-In Cost (1)	Maturity Date (2)
CT CDO I	$74,472	$74,472	$91,131	1.79%	1.79%	July 2039
GSMS 2006-FL8A	—	—	48,053	—	—	N/A

Total/Weighted Average	$74,472	$74,472	$139,184	1.79%	1.79%	July 2039

(1)	Represents a weighted average for the facility, assuming LIBOR of 0.19% at June 30, 2013 for floating rate debt obligations.
(2)	Maturity date represent the contractual maturity of the securitization trust. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each trust, and is generally expected to occur prior to the maturity date above.

As of June 30, 2013, loans receivable with an aggregate book value of $80.8 million served as collateral for the non-recourse debt and equity securities issued by our consolidated securitizations vehicles. As of December 31, 2012, loans receivable with an aggregate book value of $141.5 million served as collateral for the securities issued by these same vehicles.

Our consolidated securitization vehicle, CT CDO I, is subject to interest coverage and overcollateralization tests which, when breached, provide for hyper-amortization of the senior notes by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, CT CDO I provides for the re-classification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyper-amortize the senior notes sold. As a result of collateral asset impairments and the related breaches of these interest coverage and overcollateralization tests, we currently do not receive any cash payments from CT CDO I.

Note 11. Derivative Financial Instruments

We may, in the normal course of business, enter into interest rate derivative financial instruments to manage, or hedge, cash flow variability caused by interest rate fluctuations. As of, and during the six months ended, June 30, 2013, we were not party to any such derivative financial instruments. However, our consolidated subsidiary, CT Legacy Partners, was party to five interest rate swaps which it terminated in June 2013. A gain of $136,000 resulting from the termination is included as a component of interest expense on our consolidated statements of operations for the six months ended June 30, 2013. CT Legacy Partners is no longer party to any derivative financial instruments as of June 30, 2013.

Note 12. Stockholders’ Equity

Balance Sheet Data

Stockholders’ Equity increased $639.2 million during the first six months of 2013 to $712.7 million. This increase was primarily driven by the issuance of additional shares of class A common stock. See below for further discussion on the share issuance.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Accumulated Other Comprehensive Loss

We did not have any accumulated other comprehensive income or loss as of December 31, 2012 or June 30, 2013. The following table details the primary components of accumulated other comprehensive loss as of June 30, 2012, and significant activity for the six months ended June 30, 2012 ($ in thousands):

Accumulated Other Comprehensive Loss	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total

Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	3,749	—	—	—	3,749
Ineffective portion of cash flow hedges (1)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(765)	(765)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	203	—	203
Deconsolidation of CT Legacy Assets (3)	—	—	3,879	(2,586)	1,293

Total as of June 30, 2012	($21,193)	$—	($12,496)	$10	($33,679)

Allocation to non-controlling interest (3)					—

Accumulated other comprehensive loss as of June 30, 2012					($33,679)

(1)	As a result of the deconsolidation of CT Legacy Assets in the first quarter of 2012, the balance of accumulated other comprehensive income related to cash flow hedges of CT Legacy Assets was reclassified to interest expense.
(2)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $391,000.
(3)	As further described in Note 1 above, we deconsolidated CT Legacy Assets in the first quarter of 2012. As a result, the balances of accumulated other comprehensive income related to CT Legacy Assets, including those allocable to non-controlling interests are no longer included in our consolidated financial statements.

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheet represent the equity interests in CT Legacy Partners that are not owned by us, as described in Note 8. CT Legacy Partners’ outstanding common stock includes class A-1 common shares, class A-2 common shares, and subordinate class B common shares. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro-rata ownership of CT Legacy Partners.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table details the components of non-controlling interests as of June 30, 2013 ($ in thousands):

Non-controlling Interests in CT Legacy Partners as of June 30, 2013

Gross investment in CT Legacy Partners:
Restricted cash	$21,972
Loans receivable, at fair value	117,549
Accrued interest receivable, prepaid expenses, and other assets	21,948
Accounts payable, accrued expenses and other liabilities	(485)

$160,984

Equity interests owned by Blackstone Mortgage Trust, Inc.	(72,006)

Non-controlling interests in CT Legacy Partners	$88,978

Share and Share Equivalents

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

Reverse Stock Split

On April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. As a result of the reverse stock split, the number of outstanding shares of our class A common stock was reduced to 2,926,651. In addition, there was a reclassification of $263,000 from the par value of our class A common stock to additional paid-in capital to reflect the impact of the reverse stock split.

Class A Common Stock and Deferred Stock Units

Holders of shares of class A common stock are entitled to vote on all matters submitted to a vote of stockholders, subject to the voting rights of any outstanding shares of preferred stock. Holders of record of shares of class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be authorized by our board of directors and declared by us, subject to the rights of the holders of any shares of outstanding preferred stock. On May 29, 2013, we issued 25,875,000 shares of class A common stock at a public offering price of $25.50 per share. We generated net proceeds from the issuance of $633.8 million after underwriting discounts and other offering expenses. A total of 28,894,475 shares of class A common stock and stock units were issued and outstanding as of June 30, 2013.

In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table details the movement in our outstanding shares of class A common stock, restricted class A common stock, and deferred stock units for the six months ended June 30, 2013 and June 30, 2012:

	Six Months Ended June 30,
Common Stock Outstanding (1)(2)(3)	2013	2012
Beginning balance	3,016,407	2,277,344
Issuance of class A common stock	25,875,000	—
Transactions related to stock-based incentive plans
Issuance of restricted class A common stock, net	—	36,400
Issuance of deferred stock units	3,068	3,578

Ending balance	28,894,475	2,317,322

(1)	Includes shares of our class A common stock, restricted class A common stock, and deferred stock units.
(2)	Total class A common stock includes deferred stock units held by members of our board of directors of 93,000, and 66,000 as of June 30, 2013 and 2012, respectively.
(3)	Share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

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

No dividends were declared during the six months ended June 30, 2013 or 2012.

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three and six months ended June 30, 2013 and 2012 ($ in thousands, except share and per share amounts):

	Net Income (Loss) per Share of Common Stock (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$2,748	$2,283	($367)	$68,836

Weighted average shares outstanding	12,401,274	2,289,352	7,734,774	2,286,582
Warrants and options outstanding for the purchase of class A common stock	—	153,334	—	148,757

Weighted average shares outstanding, diluted	12,401,274	2,442,686	7,734,774	2,435,339

Per share amount, basic	$0.22	$1.00	($0.05)	$30.10

Per share amount, diluted	$0.22	$0.93	($0.05)	$28.27

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

Refer to Note 19 for a breakdown of our results of operations for each of our operating segments.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table sets forth the calculation of basic and diluted income from continuing operations per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding, for the three and six months ended June 30, 2013 and 2012 ($ in thousands, except share and per share amounts):

	Income (Loss) from Continuing Operations per Share of Common Stock (1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from continuing operations	$6,768	$3,692	$5,170	$144,887
Net income attributable to non-controlling interests	(4,020)	(1,068)	(5,537)	(75,137)

Income (loss) from continuing operations attributable to Blackstone Mortgage Trust, Inc.	$2,748	$2,624	($367)	$69,750
Weighted average shares outstanding	12,401,274	2,289,352	7,734,774	2,286,582
Warrants and options outstanding for the purchase of class A common stock	—	153,334	—	148,757

Weighted average shares outstanding, diluted	12,401,274	2,442,686	7,734,774	2,435,339
Per share amount, basic	$0.22	$1.15	($0.05)	$30.50

Per share amount, diluted	$0.22	$1.08	($0.05)	$28.67

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

Refer to Note 19 for a breakdown of our results of operations for each of our operating segments.

Note 13. General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 and 2012 consisted of the following ($ in thousands):

	Six Months Ended June 30,
General and Administrative Expenses	2013	2012
Management fees to affiliates	$983	$—
Professional services	1,267	802
Operating and other costs	975	954

Subtotal	3,225	1,756

Non-cash compensation expenses
Management incentive awards plan - CT Legacy Partners (1)	1,511	181
Director stock-based compensation	75	112
Employee stock-based compensation	—	210

Subtotal	1,586	503

Expenses of consolidated securitization vehicles	654	64

Total	$5,465	$2,323

(1)	Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

As a result of our Investment Management Business Sale, the operating expenses related to our investment management business have been reclassified to income (loss) from discontinued operations on our consolidated statements of operations. See Note 3 for further discussion of the Investment Management Business Sale.

In conjunction with the Investment Management Business Sale, we entered into a new management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which our Manager earns a base management fee in an amount equal to the greater of (a) $250,000 per annum and (b) 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement with our Manager. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (a) 20% and (b) the excess of (i) our Core Earnings (as defined in the management agreement) for the previous 12-month period (or the period since January 1, 2013, whichever is shorter) over (ii) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our legacy portfolio.

During the six months ended June 30, 2013, we incurred $982,500 of management fees payable to our Manager, which are included in general and administrative expenses. We did not incur any incentive fees payable to our Manager during the six months ended June 30, 2013.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of June 30, 2013, incentive awards for 92% of the pool were granted to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro-rata to the plan participants then employed by an affiliate of our Manager.

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

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $6.8 million and $5.3 million as of June 30, 2013 and December 31, 2012, respectively.

Note 14. Discontinued Operations

As more fully described in Note 3, we sold our investment management business, CTIMCO, to an affiliate of Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to loss from discontinued operations on our consolidated statement of operations.

The following table provides additional information on the components of discontinued operations for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued Operations	2013	2012	2013	2012

Servicing fees	$—	$1,365	$—	$3,385
Management fees from affiliates	—	1,610	—	3,195

Total revenues	—	2,975	—	6,580
General and administrative expenses	—	3,173	—	6,729

Loss from discontinued operations before income taxes	—	(199)	—	(149)

Income tax provision	—	(143)	—	(766)

Loss from discontinued operations	$—	($341)	$—	($914)

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 15. Income Taxes

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

During the six months ended June 30, 2013, we recorded a current income tax provision of $593,000. Of the total current income tax provision, $554,000 was due to activities of taxable REIT subsidiaries. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is significantly limited by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust, Inc. As of December 31, 2012, we had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $618,000 will expire in 2017.

As of June 30, 2013, tax years 2009 through 2012 remain subject to examination by taxing authorities.

Note 16. Stock-Based Incentive Plans

We do not have any employees following the consummation of the Investment Management Business Sale on December 19, 2012, as described in Note 1. However, as of June 30, 2013, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments. In addition, certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan.

We had stock-based incentive awards outstanding under four benefit plans as of June 30, 2013: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan, (ii) our 2007 long-term incentive plan, or 2007 Plan, (iii) our 2011 long-term incentive plan, or 2011 Plan, and (iv) our 2013 stock incentive plan, or 2013 Plan. No awards have been granted under our 2013 manager incentive plan, or 2013 Manager Plan, as of June 30, 2013. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2013, there were 2,158,646 shares available under the Current Plans.

Awards outstanding under these plans as of June 30, 2013 was comprised entirely of 93,000 deferred stock units granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. Awards outstanding under Expired Plans have been adjusted to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 12 for further discussion of our reverse stock split.

See Notes 9 and 13 for additional discussion of the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan, respectively.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 17. Fair Values

Assets Recorded at Fair Value

The following table summarizes our assets that are recorded at fair value as of June 30, 2013 ($ in thousands):

		Fair Value Measurements Using
	Total Fair Value at June 30, 2013	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:

Loans held-for-sale, net	$3,800	$—	$—	$3,800
Loans receivable, at fair value	$117,549	$—	$—	$117,549
Securities, at fair value (1)	$15,461	$—	$1,925	$13,536

Measured on a non-recurring basis:

Impaired loans receivable (2)	$—	$—	$—	$—

(1)	Other assets, at fair value include securities and other assets carried at fair value.
(2)	All impaired loans receivable have a 100% loan loss reserve and are held by consolidated securitization vehicles as of June 30, 2013.

The following table summarizes our assets that are recorded at fair value as of December 31, 2012 ($ in thousands):

		Fair Value Measurements Using
	Total Fair Value at December 31, 2012	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis:

Investment in CT Legacy Asset	$132,000	$—	$—	$132,000

Measured on a non-recurring basis:

Impaired loans receivable (1)	$2,000	$—	$—	$2,000

(1)	Impaired loans receivable have a 92% loan loss reserve and are held by consolidated securitization vehicles as of December 31, 2013.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Loans Held-for-Sale, net	Loans Receivable, at fair value	Other assets, at fair value (1)	Investment in CT Legacy Assets
December 31, 2012	$—	$—	$—	$132,000
Consolidation of CT Legacy Partners	—	150,332	15,761	(132,000)
Transfer from loans receivable, net	2,000	—	—	—
Principal paydowns	—	(36,930)	(349)	—
Deferred interest	—	195	—	—

Adjustments to fair value included in earnings:
Valuation allowance on loans held-for-sale	1,800	—	—	—
Unrealized gain on investments at fair value	—	3,951	49	—

June 30, 2013	$3,800	$117,549	$15,461	$—

(1)	Other assets include securities and other assets carried at fair value.

The following describes the key assumptions used in arriving at the fair value of each type of asset that was recorded at fair value as of June 30, 2013 and December 31, 2012. There were no liabilities recorded at fair value as of June 30, 2013 or December 31, 2012. See Note 2 for further discussion regarding fair value measurement.

Loans held-for-sale - Loans held-for-sale are valued based on expected net proceeds from a sale of the asset.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Loans receivable, at fair value - The following table lists the range of key assumptions for each type of loans receivable as of June 30, 2013 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3) (1)			Sensitivity to a
		Recovery		100bps Discount
Collateral Type	Discount Rate	Percentage (2)	Book Value	Rate Increase
Hotel	8% -12%	84%- 100%	$51.7	(0.3%	)
Mixed Use / Other	10%	100%	24.1	(0.1%	)
Office	7%- 20%	69%- 100%	41.7	0.05%

			$117.5

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balance as of June 30, 2013.

Other assets, at fair value - Other assets include securities and other assets carried at fair value. As of June 30, 2013, all other assets were valued by obtaining assessments from third-party dealers.

Impaired loans receivable - Our impaired loans receivables, which are held by our consolidated securitization vehicles, include two subordinate interests in mortgage loans with an aggregate principal balance of $18.1 million. These hotel loans are in maturity default as of June 30, 2013. The range of key assumptions used for arriving at the fair value of these loans included capitalization rates between 9% and 15% and assumed occupancy rates between 75% and 83%.

Investment in CT Legacy Asset - We elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, at December 31, 2012. We arrived at the fair value of our Investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. The key assumptions for significant unobservable inputs were: (i) a discount rate of 15% and (ii) loss severities applied to the underlying assets.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described in Note 2. All fair value estimates, except for cash and cash equivalents, are measured using significant unobservable inputs, or Level 3 inputs, as further described above. ($ in thousands):

	June 30, 2013			December 31, 2012
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets:
Cash and cash equivalents	$59,746	$59,746	$59,746	$15,423	$15,423	$15,423
Restricted cash	21,972	21,972	21,972	14,246	14,246	14,246
Loans receivable, net	830,101	851,716	827,152	141,500	164,180	133,682

Financial liabilities:
Secured notes	8,848	8,848	7,827	8,497	8,497	7,374
Repurchase obligations	165,239	165,239	165,239	—	—	—
Securitized debt obligations	74,472	74,472	51,454	139,184	139,184	89,880

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

Note 18. Transactions with Related Parties

Transactions Related to Our Manager

As further described in Note 3, in December 2012 we concluded multiple, related transactions with Blackstone and its affiliates, including: (i) the Investment Management Business Sale, (ii) the sale of 500,000 shares of our class A common stock for $20.00 per share, and (iii) the execution of a new external management agreement with our Manager. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012.

On March 26, 2013, we amended the external management agreement with our Manager to, among other things, amend our investment guidelines to permit the investment risk management committee of our board of directors, which consists of only independent directors, to approve any proposed investment by our Manager.

As of June 30, 2013, our consolidated balance sheet included $920,000 of accrued management fees payable to our Manager. During the six months ended June 30, 2013, we paid $71,000 of management fees to our Manager. In addition, as of June 30, 2013, our consolidated balance sheet includes $382,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the six months ended June 30, 2013, CT Legacy Partners made aggregate preferred distributions of $2.3 million to an affiliate of our Manager.

During the six months ended June 30, 2013, our consolidated securitization vehicles paid $651,000 of special servicing fees to CTIMCO, which is an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

The management agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and our CT CDOs, which may result in further conflicts between the economic interests of us and our Manager. Certain of our former employees are now employed by an affiliate of our Manager. See Note 13 for further discussion of the management agreement with our Manager.

On May 13, 2013, we entered into a joint venture, 42-16 Partners, with an affiliate of our Manager to originate and warehouse loans prior to the completion of our class A common stock offering on May 29, 2013. 42-16 Partners was owned 16.7% by us and 83.3% by an affiliate of our Manager, and originated one senior mortgage loan on May 21, 2013. On May 30, 2013, we ended this relationship with the affiliate of our Manager and purchased 100% of the equity interests in 42-16 Partners held by the affiliate our Manager using proceeds from the sale of our class A common stock and, as a result, 42-16 Partners became a 100% owned and consolidated subsidiary. We recorded a $193,000 charge to non-controlling interest as a result of the purchase of these equity interests at their fair value, rather than GAAP book value.

An affiliate of our Manager purchased 1,960,784 shares of our class A common stock as part of our stock offering on May 22, 2013. These shares were purchased for $25.50 each, the same price offered to non-affiliated purchasers. This affiliate owned class A common stock representing 8.5% of outstanding class A common stock and stock units as of July 25, 2013.

Other Related Party Transactions

In conjunction with the Investment Management Business Sale, we entered into a letter agreement with W.R. Berkley Corporation, or WRBC, pursuant to which we agreed not to undertake any offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior approval of a majority of the independent members of our board of directors. This approval was obtained in conjunction with our May 2013 offering of Class A common stock, and no further approval requirement remains. WRBC beneficially owned class A common stock representing approximately 1.3% of our outstanding class A common stock and stock units as of July 25, 2013, and a member of our board of directors is an employee of WRBC.

Note 19. Segment Reporting

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to CT Legacy Partners, CT

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

CDO I, and our equity investment in CTOPI. Our Manager identifies, makes operating decisions, and assesses the performance of each of our business segments based on financial and operating data and metrics generated from our internal information systems.

Our Loan Origination business commenced during 2013. Accordingly, no comparable segment data exists for 2012 or any other prior period, and we have therefore not retrospectively restated our previously reported information.

The following table presents our results of operations for each segment for the three months ended June 30, 2013 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Income from loans and other investments:
Interest and related income	$1,908	$4,109	$6,017
Less: Interest and related expenses	168	1,138	1,306

Income from loans and other investments, net	1,740	2,971	4,711

Other expenses:
General and administrative	2,153	1,274	3,427

Total other expenses	2,153	1,274	3,427

Valuation allowance on loans held-for-sale	—	2,000	2,000
Unrealized gain on investments at fair value	—	4,000	4,000
Gain on extinguishment of debt	—	38	38

(Loss) income before income taxes	(413)	7,735	7,322
Income tax provision	2	552	554

Net (loss) income	($415)	$7,183	$6,768

Net income attributable to non-controlling interests	—	(4,020)	(4,020)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	($415)	$3,163	$2,748

All consolidated revenues for the three months ended June 30, 2013 were generated from external domestic sources. There were no transactions between our operating segments during the six months ended June 30, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table presents the key components of our results of operations for each segment for the six months ended June 30, 2013 ($ in thousands):

	Loan	Legacy
	Origination	Portfolio	Total
Income from loans and other investments:
Interest and related income	$1,908	$5,565	$7,473
Less: Interest and related expenses	168	1,915	2,083

Income from loans and other investments, net	1,740	3,650	5,390

Other expenses:
General and administrative	2,883	2,582	5,465

Total other expenses	2,883	2,582	5,465

Valuation allowance on loans held-for-sale	—	1,800	1,800
Unrealized gain on investments at fair value	—	4,000	4,000
Gain on extinguishment of debt	—	38	38

(Loss) income before income taxes	(1,143)	6,906	5,763
Income tax provision	40	553	593

Net (loss) income	($1,183)	$6,353	$5,170

Net income attributable to non-controlling interests	—	(5,537)	(5,537)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	($1,183)	$816	($367)

All consolidated revenues for the six months ended June 30, 2013 were generated from external domestic sources. There were no transactions between our operating segments during the six months ended June 30, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(unaudited)

The following table presents our consolidated statement of financial condition for each segment as of June 30, 2013 ($ in thousands):

	Loan Origination	Legacy Portfolio	Total
Assets
Assets:
Cash and cash equivalents	$59,746	$—	$59,746
Restricted cash	—	21,972	21,972
Loans receivable, net	753,101	77,000	830,101
Loans held-for-sale, net	—	3,800	3,800
Loans receivable, at fair value	—	117,549	117,549
Equity investments in unconsolidated subsidiaries	—	23,240	23,240
Accrued interest receivable, prepaid expenses, and other assets	5,912	24,785	30,697

Total assets	$818,759	$268,346	$1,087,105

Liabilities & Equity
Liabilities:
Accounts payable, accrued expenses and other liabilities	$4,827	$32,052	$36,879
Secured notes	—	8,848	8,848
Repurchase obligations	165,239	—	165,239
Securitized debt obligations	—	74,472	74,472

Total liabilities	170,066	115,372	285,438

Equity:
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	648,693	63,996	712,689
Non-controlling interests	—	88,978	88,978

Total equity	648,693	152,974	801,667

Total liabilities and equity	$818,759	$268,346	$1,087,105

Note 20. Subsequent Events

Subsequent to quarter-end, we originated an additional five loans with total commitments of $289.1 million, of which an aggregate $233.3 million was funded at closing, and we borrowed $254.0 million under existing repurchase facilities.

Also subsequent to quarter-end, we closed two additional asset-specific repurchase agreements with Wells Fargo, which provide an aggregate $91.8 million of credit. Borrowings under these agreements are not recourse to us, and are term-matched to their collateral assets.

On July 26, 2013, we amended our master repurchase agreement with Citibank to provide for a second $250.0 million tranche of potential advances. The second tranche is subject to a one year ‘availability period,’ during which new financing transactions can be initiated. All other terms, including the maturity dates, for the second tranche advances are the same as the original $250 million tranche.

Also on July 26, 2013, we filed an S-3 universal shelf registration statement with the SEC, which permits us to periodically offer various debt and equity securities to the public. Any offerings of common stock or securities convertible into common stock remain subject to the 180-day lock-up agreement we executed in conjunction with our May 2013 offering of class A common stock.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2012 and elsewhere in this quarterly report on Form 10-Q.

Introduction

We are a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., which we refer to as our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust traded on the NYSE under the symbol “BXMT.” We are headquartered in New York City. Further information is available at www.bxmt.com.

We conduct our operations as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Our business is organized into two operating segments; the Loan Origination segment and the CT Legacy Portfolio segment.

Recent Developments

Stock Offering, Name Change, and Reverse Stock Split

On May 29, 2013, we issued 25,875,000 shares of class A common stock for a public offering price of $25.50 per share. We generated net proceeds from the issuance of $633.8 million after underwriting discounts and other offering expenses. The Blackstone Group L.P., or Blackstone, purchased 1,960,784 shares of our class A common stock as part of the offering, resulting in ownership of 2,460,784 shares, or 8.5% of our class A common stock and stock units as of June 30, 2013. In addition, certain members of our board of directors, our officers, and other employees of an affiliate of our Manager purchased an aggregate of 300,688 shares our class A common stock as part of the offering under a directed share program. These shares were purchased for $25.50 each, the same price offered to non-affiliated purchasers.

On April 26, 2013, our board of directors approved the change of our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc., which we effected on May 6, 2013 concurrently with a one-for-ten reverse stock split of our class A common stock. Except where the context indicates otherwise, all class A common stock numbers herein have been adjusted to give retroactive effect to the reverse stock split.

Blackstone Transaction

On December 19, 2012, we consummated a strategic transaction that included, among other things, disposition of our investment management and special servicing business, including CT Investment Management Co., LLC, or CTIMCO, and our related fund co-investments to an affiliate of Blackstone. In conjunction with the sale, we entered into a management agreement with an affiliate of Blackstone, which we refer to as our Manager. We refer the entire transaction as our Investment Management Business Sale. We received proceeds of $21.4 million from the Investment Management Business Sale and, in conjunction with the transaction, issued 500,000 shares of our class A common stock to an affiliate of Blackstone for a purchase price of $10.0 million.

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 500,000 shares of class A common stock to an affiliate of Blackstone, we paid a $20.00 per share special cash dividend on December 20, 2012 to holders of record of our class A common stock at the close of business on November 12, 2012.

Following the Investment Management Business Sale, we no longer have any employees and are externally managed by our Manager, an affiliate of Blackstone.

Book Value per Share

The following table calculates our book value per share as of June 30, 2013 and December 31, 2012 ($ in thousands, except per share amounts):

Book Value per Share (1)
	June 30, 2013	December 31, 2012

Shareholders’ equity	712,689	$73,444
Shares:
Class A common stock	28,801,651	2,926,651
Restricted class A common stock	—	—
Stock units	92,824	89,756

Total	28,894,475	3,016,407

Book value per share	$24.67	$24.35

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See Note 12 to our consolidated financial statements for further discussion.

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to our CT Legacy Partners, LLC, or CT Legacy Partners, subsidiary, CT CDO I, and our equity investment in CT Opportunity Partners I, LP, or CTOPI.

The following table calculates our book value per share allocated between our two reportable segments as of June 30, 2013 ($ in thousands, except per share amounts):

Book Value per Share - Segment Allocation
	Loan Origination	Legacy Portfolio	Total

Shareholders’ equity	$648,693	$63,996	$712,689
Shares:
Class A common stock	28,801,651	28,801,651	28,801,651
Stock units	92,824	92,824	92,824

Total	28,894,475	28,894,475	28,894,475

Book value per share	$22.45	$2.22	$24.67

I. Loan Origination

During the three months ended June 30, 2013, our Loan Origination segment originated $756.6 million of new loans. The majority of these loan originations, however, closed in late June, resulting in interest income of only $1.9 million during the period. Similarly, the majority of our loan portfolio was capitalized by equity capital with only $165.2 million of borrowings outstanding under repurchase facilities as of June 30, 2013. The majority of these facilities also closed in late June, resulting in interest expense of only $168,000 during the period. In the aggregate, our Loan Origination segment incurred a net loss of $415,000 driven primarily by the concentration of its loan origination activity in June, as well as general and administrative expenses.

Portfolio Overview

The following table details our loan originations activity during the three months ended June 30, 2013 ($ in thousands):

Loan Origination Activity for Three Months Ended June 30, 2013
	Number of Loans	Total Commitments	Funded Commitments	Net Book Value
Senior mortgage loans (1)	8	$765,188	$756,638	$753,101

(1)	Senior mortgage loans include two pari passu participations with aggregate total commitments, funded commitments, and net book value of $91.1 million.

The following table details overall statistics for our loans receivable portfolio within the Loan Origination segment as of June 30, 2013 ($ in thousands):

June 30, 2013
Number of loans	8
Principal balance	$756,638
Net book value	$753,101
Wtd. Avg. cash coupon (1)	L+4.44%
Wtd. Avg. all-in yield (1)	L+5.26%
Wtd. Avg. maximum maturity (years) (2)	4.0

(1)	All loans are floating rate loans indexed to LIBOR as of June 30, 2013. LIBOR was 0.19% as of June 30, 2013; however, certain of our loans receivable earn interest based on a minimum LIBOR ranging from 0.20% to 1.00%.
(2)	Maximum maturity date assumes all extension options are executed.

The charts below detail the geographic distribution and types of properties securing these loans, as of June 30, 2013:

Refer to section IV of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.

Our Loan Origination portfolio as of June 30, 2013 was comprised entirely of floating rate mortgage loans and all of our debt financing was also floating rate, which results in a return on equity that is correlated to one-month LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of June 30, 2013, a 100 basis point increase in LIBOR would increase our net income by $5.9 million per annum. The following table details our Loan Origination segment’s sensitivity to interest rates as of June 30, 2013 ($ in thousands):

Interest Rate Sensitivity - Loan Origination Segment
June 30, 2013
Floating rate loans (1)	$756,638
Floating rate debt (1)	(165,239)

Net floating rate exposure	$591,399

Net income impact from 100 bps increase in LIBOR	$5,914

(1)	All of our loans and credit facilities were indexed to one-month LIBOR as of June 30, 2013.

Asset Management and Performance

We actively manage the investments in our Loan Origination portfolio. While these investments are generally in the form of debt, we are aggressive in exercising the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” (lowest risk) to “8” (highest risk). Loans that pose a higher risk of non-performance and / or loss are place on our Watch List. Watch list loans are those with an internal risk rating of “4” or higher.

As of June 30, 2013, all of the investments in the loan origination segment are performing as expected and the weighted-average risk rating of our loan portfolio is “2.3”.

Repurchase Obligations

During the second quarter of 2013, we entered into $1.0 billion of master repurchase agreements with four counterparties. As of June 30, 2013, we had aggregate borrowings of $165.2 million outstanding under these facilities, with a weighted-average cash coupon, excluding associated fees and expenses, of LIBOR plus 1.98% per annum and a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.5 years. The following table details the repurchase obligations outstanding as of June 30, 2013 ($ in thousands):

		Collateral Assets		Repurchase Balances
Repurchase Lender	Facility Size	Principal Balance	Net Book Value	Maximum Borrowings	Current Borrowings	Available Borrowings (1)
Bank of America	$250,000	$126,300	$125,557	$101,040	$46,400	$54,640
Wells Fargo	250,000	300,000	298,533	250,000	—	250,000
Citibank	250,000	156,438	156,039	118,839	118,839	—
JP Morgan	250,000	—	—	—	—	—

Total	$1,000,000	$582,738	$580,129	$469,879	$165,239	$304,640

(1)	Available borrowings is based on assets pledged as collateral under credit facilities as of June 30, 2013. There were two loans with an aggregate principal balance of $173.8 million as of June 30, 2013 that were not pledged under repurchase agreements, and therefore are available to be pledged as collateral in the future.

Refer to Note 10 to our consolidated financial statements for additional terms and details of our repurchase facilities.

II. CT Legacy Portfolio

Our CT Legacy Portfolio consists primarily of: (i) our interests in CT Legacy Partners; (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager; and (iii) our subordinated interests in CT CDO I.

During the three months ended June 30, 2013, our CT Legacy Portfolio segment generated net income of $3.2 million, driven primarily by $6.0 million of positive valuation and mark-to-market adjustments on the CT Legacy Partners and CT CDO I loan portfolios. We collected $99.4 million of principal repayments on investments in our CT Legacy Portfolio Segment, which proceeds were used to (i) repay the remaining $20.2 million of CT Legacy Partners repurchase obligations, (ii) terminate all outstanding CT Legacy Partners interest rate swaps, and (iii) pay down $76.6 million of securitized debt obligations. In addition, our net investment in the CTOPI carried interest increased by $1.7 million during the three months ended June 30, 2013.

CT Legacy Partners

Portfolio Overview

Our investment in CT Legacy Partners represents our 52% equity interest in a vehicle we formed to own and finance certain assets that we retained in connection with a comprehensive debt restructuring in 2011. As of June 30, 2013, the CT Legacy Partners portfolio included loans with an aggregate principal balance of $220.7 million and securities with an aggregate face value of $117.5 million. See section IV of this Item 2 for details of the CT Legacy Partners’ loan portfolio, on a loan-by-loan basis.

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after the future payments under the secured notes and management incentive awards plan as of June 30, 2013 ($ in thousands):

Blackstone Mortgage Trust’s Investment in CT Legacy Partners as of June 30, 2013

Gross investment in CT Legacy Partners:
Restricted cash	$21,972
Loans receivable, at fair value	117,549
Accrued interest receivable, prepaid expenses, and other assets	21,948
Accounts payable, accrued expenses and other liabilities	(485)
Noncontrolling interests	(88,978)

$72,006

Secured notes, including prepayment premium (1)	(11,059)
Management incentive awards plan, fully vested (2)	(10,867)

Net investment in CT Legacy Partners	$50,080

(1)	Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $8.8 million on our balance sheet as of June 30, 2013. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.
(2)	Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of June 30, 2013. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of June 30, 2013, our balance sheet includes $6.8 million in accounts payable and accrued expenses for the management incentive awards plan.

Asset Management and Performance

The CT Legacy Partners portfolio is primarily comprised of investments which were originated in 2006 and 2007, a substantial portion of which are distressed and not expected to repay in full or, in certain cases, at all. As discussed in the loan origination section in this Item 2, our Manager performs a quarterly review of our loan portfolio and higher risk assets on our Watch List. Watch List Loans include those which are risk rated “4” or higher.

The table below details the Watch List Loans held in CT Legacy Partners as of June 30, 2013 ($ in millions):

Watch List Loans - CT Legacy Partners (1)
June 30, 2013
CT Legacy Partners’ loans receivables ($ / #)	$118 / 11
Watch list loans ($ / #)	$98 / 10

Percentage of loans on Watch List	82.9%

(1)	All values are in terms of net book value.

Repurchase Obligations

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JP Morgan with an outstanding balance of $20.2 million. On June 5, 2013, CT Legacy Partners repaid the outstanding balance and terminated the repurchase facility. CT Legacy Partners has no outstanding debt obligations as of June 30, 2013.

Interest Rate Swap Liabilities

CT Legacy Partners was party to five interest rate swaps which it terminated in June 2013. A gain of $136,000 resulting from the termination is included as a component of interest expense on our consolidated statement of operations for the six months ended June 30, 2013. CT Legacy Partners is no longer party to any derivative financial instruments as of June 30, 2013.

Secured Notes

In conjunction with our comprehensive debt restructuring on March 31, 2011, which we refer to as our March 2011 Restructuring, and the corresponding satisfaction of our senior credit facility and junior subordinated notes, certain wholly-owned subsidiaries of ours issued secured notes to these former creditors, which secured notes are non-recourse to us. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million. Refer to Note 10 of our consolidated financial statements for further discussion of the secured notes.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions).

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $6.8 million and $5.3 million as of June 30, 2013 and December 31, 2012, respectively. Refer to Note 13 of our consolidated financial statements for further details.

CT Legacy Partners Background

On March 31, 2011, we restructured, amended, or extinguished all of our outstanding recourse debt obligations, which we refer to as our March 2011 Restructuring. Our March 2011 Restructuring involved: (i) the contribution of certain of our legacy assets to a newly formed subsidiary, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, (the predecessor of CT Legacy Partners); (ii) the assumption of our legacy repurchase obligations by CT Legacy REIT; and (iii) the extinguishment of the remainder of our recourse obligations, our senior credit facility and junior subordinated notes. CT Legacy Partners is beneficially owned 52% by us and 48% by our former lenders. In addition, CT Legacy Partners has issued class B common shares, a subordinate class of equity which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in CT Legacy Partners, after aggregate cash distributions of $50.0 million have been paid to all other classes of common equity. Further, CT Legacy Partners has issued class A preferred shares which entitle its holder to cumulative preferred distributions in an amount generally equal to the greater of (i) 2.5% of certain of CT Legacy Partners’ assets, and (ii) $1.0 million per annum. Refer to Note 8 to our consolidated financial statements for additional details on CT Legacy Partners.

To maintain its tax efficiency, on March 20, 2013, a majority of the stockholders CT Legacy REIT voted in favor of a plan of merger, dated March 22, 2013, or the Merger, whereby CT Legacy REIT merged with and into CT Legacy Partners, effective as of March 22, 2013. Refer to Note 3 to our consolidated financial statements for further details on the Merger.

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

Carried Interest in CTOPI

CTOPI is a private equity real estate fund that we sponsored and formed in 2007. The fund invested $491.5 million in 39 transactions between 2007 and the end of its investment period in 2012. To date, $291.8 million of these investments have been realized and $199.7 million remain outstanding (carried at 136.7% of cost) as of June 30, 2013. In conjunction with our Investment Management Business Sale, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under incentive awards to our former employees.

As of June 30, 2013, we have been allocated a net $13.5 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million, resulting in a net asset value for our investment in CTOPI of $12.1 million as of June 30, 2013. In the event the performance of CTOPI does not ultimately result in an allocation of incentive compensation to us, we would be required to refund these CTOPI Tax Advances to the fund.

We have elected to defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest has a book value of zero as of June 30, 2013.

Refer to Note 9 of our consolidated financial statements for additional discussion on the CTOPI incentive management fee awards to our former employees.

Consolidated Securitization Vehicles - CT CDO I

Portfolio Overview

As of June 30, 2013, our consolidated balance sheet included an aggregate $83.6 million of assets and $74.6 million of liabilities related to CT CDO I, a highly-levered securitization vehicle that we formed in 2004.

Specifically, we own the residual debt and equity positions of CT CDO I. As a result of consolidation, our subordinate debt and equity ownership interests in these entities are not included on our balance sheet, which instead reflects both the assets held and debt issued by these entities to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of these securitization vehicles, as opposed to our net economic interests in these entities.

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

We are not obligated to provide, nor have we provided, any financial support to CT CDO I.

The following table details the components of consolidated securitization vehicles included in our consolidated balance sheet as of June 30, 2013 ($ in thousands):

Investment in CT CDO I	June 30, 2013
Loans receivable, net	$77,000
Loans held-for-sale, net	3,800
Accrued interest receivable, prepaid expenses, and other assets	2,838

Total assets	$83,638

Accounts payable, accrued expenses and other liabilities	$155
Securitized debt obligations	74,472

Total liabilities	$74,627

Net investment in CT CDO I	$9,011

Refer to section IV of this Item 2 for details of CT CDO I loan portfolio, on a loan-by-loan basis.

Asset Management

As discussed in the loan origination section in this Item 2, our Manager performs a quarterly review of our loan portfolio and places higher risk assets on our Watch List. Watch List Loans include those with an internal risk rating of “4” or higher.

The table below details the Watch List Loans held in consolidated securitization vehicles as of June 30, 2013 and December 31, 2012 ($ in millions):

Watch List Loans - Consolidated Securitization Vehicle (1)
	June 30, 2013	December 31, 2012
Loans in consolidated securitization vehicle ($ / #)	$81 / 6	$142 / 8
Watch list loans ($ / #)	$61 / 5	$65 / 4
Percentage loans on Watch List	75.2%	45.6%

(1)	All values are in terms of net book value.

III. Our Results of Operations and Liquidity

Results of Operations

Comparison of Results of Operations: Three Months Ended June 30, 2013 vs. June 30, 2012
($ in thousands, except per share amounts)
	2013	2012	$ Change	% Change
Income from loans and other investments:
Interest and related income	$6,017	$6,763	($746)	(11.0%)
Less: Interest and related expenses	1,306	5,413	(4,107)	(75.9%)

Income (loss) from loans and other investments, net	4,711	1,350	3,361	249.0%

Other expenses:
General and administrative	3,427	1,567	1,860	118.7%

Total other expenses	3,427	1,567	1,860	118.7%

Impairments, provisions, and valuation adjustments	6,000	3,704	2,296	62.0%
Gain on extinguishment of debt	38	—	38	100.0%
Income from equity investments in unconsolidated subsidiaries	—	205	(205)	(100.0%)

Income before income taxes	7,322	3,692	3,630	98.3%
Income tax provision	554	—	554	100.0%

Income from continuing operations	$6,768	$3,692	$3,076	83.3%

Loss from discontinued operations, net of tax	—	(341)	341	(100.0%)

Net income	$6,768	$3,351	$3,417	102.0%

Net income attributable to non-controlling interests	(4,020)	(1,068)	(2,952)	276.4%

Net income attributable to Blackstone Mortgage Trust, Inc.	$2,748	$2,283	$465	20.4%

Net income from continuing operations per share - diluted	$0.22	$1.15	($0.93)	N/A

Net income per share - diluted	$0.22	$1.00	($0.78)	N/A

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.20%	0.24%	(0.0%)	(18.3%)

Income from loans and other investments, net

As discussed in Note 3 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT CDOs II and IV in 2012. As a result of this deconsolidation and significant repayments in our CT Legacy Portfolio, interest income decreased $746,000, or 11%, and interest expense decreased by $4.1 million, or 76%, during the second quarter of 2013 compared to the second quarter of 2012. On a net basis, net interest income increased by $3.4 million as the decrease in interest income was less than the reduction in interest expense.

General and administrative expenses

General and administrative expenses primarily include our management fees, operating expenses, and various professional fees. General and administrative expenses increased by $1.9 million during the second quarter of 2013 compared to the second quarter of 2012 primarily due to (i) $920,000 of management fees to our Manager, (ii) $514,000 of special servicing fees, and (iii) various additional professional fees incurred during the second quarter of 2013. All general and administrative expenses incurred during the second quarter of 2012 related to our former investment management business have been reclassified to loss from discontinued operations.

Impairments, provisions, and valuation adjustments

During the second quarter of 2013, we recognized (i) $4.0 million of net unrealized gains on investments held by CT Legacy Partners and (ii) a $2.0 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale. During the second quarter of 2012, we recognized a $3.7 million positive fair value adjustment on our net investment in CT Legacy Asset, LLC, or CT Legacy Asset, a subsidiary of CT Legacy Partners.

Other significant items

In December 2012, we sold our investment management business, including CTIMCO and our co-investments in CTOPI and CT High Grade Partners II, LLC. As a result, our 2013 operating results do not include any income or expense items related to our former investment management business, and the income and expense items related to our investment management business in 2012 have been reclassified to loss from discontinued operations.

During the second quarter of 2013, we recorded an income tax provision related to income generated by investments held by taxable REIT subsidiaries. We did not record any such income tax provisions during the second quarter of 2012; all income taxes related to our former investment management business have been reclassified to loss from discontinued operations.

Dividends

We did not pay any dividends on our class A common stock during the second quarter of 2013 or 2012.

Comparison of Results of Operations: Six Months Ended June 30, 2013 vs. June 30, 2012
($ in thousands, except per share amounts)
	2013	2012	$ Change	% Change
Income from loans and other investments:
Interest and related income	$7,473	$21,479	($14,006)	(65.2%)
Less: Interest and related expenses	2,083	28,754	(26,671)	(92.8%)

Income (loss) from loans and other investments, net	5,390	(7,275)	12,665	N/A

Other expenses:
General and administrative	5,465	2,323	3,142	135.3%

Total other expenses	5,465	2,323	3,142	135.3%

Impairments, provisions, and valuation adjustments	5,800	7,505	(1,705)	(22.7%)
Gain on extinguishment of debt	38	—	38	100.00%
Gain on deconsolidation of subsidiaries	—	146,380	(146,380)	(100.0%)
Income from equity investments in unconsolidated subsidiaries	—	901	(901)	(100.0%)

Income before income taxes	5,763	145,188	(143,425)	(96.0%)
Income tax provision	593	301	292	97.0%

Income from continuing operations	$5,170	$144,887	($143,717)	(96.4%)

Loss from discontinued operations, net of tax	—	(914)	914	(100.0%)

Net income	$5,170	$143,973	($142,803)	(96.4%)

Net income attributable to non-controlling interests	(5,537)	(75,137)	69,600	(92.6%)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	($367)	$68,836	($73,203)	(100.5%)

Net (loss) income from continuing operations per share - diluted	($0.05)	$28.65	($28.70)	(100.2%)

Net (loss) income per share - diluted	($0.05)	$28.27	($28.32)	(100.2%)

Dividend per share	$0.00	$0.00	$0.00	N/A

Average LIBOR	0.20%	0.25%	(0.0%)	(19.3%)

Income from loans and other investments, net

As discussed in Note 1 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT CDOs II and IV in 2012. As a result of this deconsolidation and significant repayments in our portfolio, interest income decreased $14.0 million, or 65%, and interest expense decreased by $26.7 million, or 93%, during the first six months of 2013 compared to the first six months of 2012. Also, interest expense for 2012 included $10.2 million relating to acceleration of discount associated with an $83 million mezzanine loan obtained by CT Legacy Partners from an affiliate of Five Mile Capital Partners, LLC. On a net basis, net interest income increased by $12.7 million as the decrease in interest income was less than the reduction in interest expense.

General and administrative expenses

General and administrative expenses primarily include our management fees, operating expenses, and various professional fees. General and administrative expenses increased by $3.1 million during the first six months of 2013 compared to the first six months of 2012 primarily due to (i) $1.0 million of management fees to our Manager, (ii)

$651,000 of special servicing fees, and (iii) a $1.3 million increase in non-cash expenses recognized under the CT Legacy Partners management incentive awards plan. All general and administrative expenses incurred during the first six months of 2012 related to our former investment management business have been reclassified to loss from discontinued operations.

Impairments, provisions, and valuation adjustments

During the first six months of 2013, we recognized (i) $4.0 million of net unrealized gains on investments held by CT Legacy Partners and (ii) a $1.8 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale. During the first six months of 2012, we recognized (i) a $7.7 million positive fair value adjustment on our net investment in CT Legacy Asset, partially offset by (ii) a $160,000 credit impairment of one of the securities held by CT CDO IV.

Other significant items

In December 2012, we sold our investment management business, including CTIMCO and our co-investments in CTOPI and CT High Grade Partners II, LLC. As a result, our 2013 operating results do not include any income or expense items related to our former investment management business, and the income and expense items related to our investment management business in 2012 have been reclassified to loss from discontinued operations.

During the first quarter of 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Asset. This gain was primarily the result of a reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in securitization vehicles which were consolidated by CT Legacy Asset, and therefore us.

During the first six months of 2013, we recorded an income tax provision primarily related to income generated by investments held by taxable REIT subsidiaries. During the first six months of 2012, we recorded an income tax provision primarily related to alternative minimum taxes incurred as a result of our use of net operating losses, or NOLs, to offset 2012 taxable income. All income taxes related to our former investment management business have been reclassified to loss from discontinued operations.

Dividends

We did not pay any dividends on our class A common stock during the six months ended June 30, 2013 or 2012.

Liquidity and Capital Resources

Capitalization

On May 29, 2013, we issued an additional 25,875,000 shares of class A common stock for a public offering price of $25.50 per share. We generated net proceeds from the issuance of $633.8 million after underwriter discounts and other offering expenses. Our stockholders’ equity is comprised entirely of 28,807,651 shares of class A common stock as of June 30, 2013.

In addition, we are party to four repurchase agreements as of June 30, 2013 with each of Bank of America, Wells Fargo, Citibank, and JP Morgan, which collectively provide us with $1.0 billion of maximum available credit. As of June 30, 2013, we had aggregate borrowings of $165.2 million outstanding under these facilities, with a weighted average cash coupon, excluding associated fees and expenses, of LIBOR plus 1.98% per annum and a weighted average initial maturity, excluding extension options and term-out provisions, of 2.5 years. See Note 10 to our consolidated financial statements for additional details about our repurchase facilities.

As of June 30, 2013, our CT Legacy Portfolio’s consolidated debt obligations included our non-recourse secured notes secured only by certain of our equity interests in the common stock of CT Legacy Partners and the non-recourse securitized debt obligations of CT CDO I. See above discussion of CT Legacy Partners and the related secured notes, as well as the discussion of CT CDO I for further information.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities. The following table sets forth our sources of liquidity as of June 30, 2013 ($ in thousands):

	Available Liquidity as of
	June 30, 2013	December 31, 2012
Cash and cash equivalents	$59,746	$15,423
Available borrowings under repurchase facilities (1)	304,640	—

	$364,386	$15,423

(1)	Represents available borrowings under repurchase facilities based on the facilities’ collateral assets as of June 30, 2013. There were two loans with an aggregate principal balance of $173.8 million as of June 30, 2013 that were not pledged under repurchase agreements, and therefore are available to be pledged as collateral in the future.

Refer to Note 10 to our consolidated financial statements for additional terms and details of our repurchase facilities.

We currently do not have access to liquidity from our CT Legacy Portfolio, including our equity interests in CT Legacy Partners, our carried interest in CTOPI, and our residual ownership interest in CT CDO I. Over the next several years, however, we do expect to realize cash recoveries from these portfolios.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $165.2 million of outstanding repurchase facilities, our $8.6 million of unfunded loan commitments, dividend distributions to our shareholders, and operating expenses.

We did not declare any dividends during the six months ended June 30, 2013. However, as a result of our election to be taxed as a REIT, we generally must distribute at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gains, in order for U.S. federal income tax not to apply to our distributed earnings.

We have no obligations to provide financial support to CT Legacy Partners, CTOPI, or CT CDO I, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents for the six months ended June 30, 2013 and 2012 ($ in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change
Cashflows from operating activities	$8,601	$6,508	$2,093
Cashflows from investing activities	(667,469)	105,566	(773,035)
Cashflows from financing activities	703,191	(112,288)	815,479

Net increase (decrease) in cash and cash equivalents	$44,323	($214)	$44,537

We experienced a net increase in cash of $44.3 million for the six months ended June 30, 2013, compared to a net decrease of $214,000 for the six months ended June 30, 2012. The increase was primarily due to the financing and investing activities associated with our loan origination business which commenced in the second quarter of 2013.

During the quarter, we generated $633.8 million of net proceeds from the sale of our class A common stock and borrowed $165.2 million under our repurchase facilities. We used the proceeds from our debt and equity financing activities to originate $756.6 million of new loans during the quarter. Refer to Note 12 and Note 10 to our consolidated financial statements for additional discussion of our sale of shares of class A common stock and repurchase facilities, respectively. Refer to Note 5 to our consolidated financial statements for further discussion of our loan origination activity.

Our consolidated statements of cash flows also include the cash inflows and outflows of the consolidated entities described in Note 3 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures. As discussed above, we do not have access to the liquidity in our CT Legacy Portfolio.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

During the six months ended June 30, 2013, we recorded a current income tax provision of $593,000. Of the total current income tax provision, $554,000 was due to activities of taxable REIT subsidiaries. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs and net capital losses, or NCLs, is significantly limited by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust, Inc. As of December 31, 2012, we had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $618,000 will expire in 2017.

As of June 30, 2013, tax years 2009 through 2012 remain subject to examination by taxing authorities.

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

IV. Loan Portfolio Details

The following table provides details of the loan origination portfolio, on a loan-by-loan basis ($ in millions):

Loan Origination Segment Loans Receivable as of June 30, 2013
	Principal	Book	Cash		All-in		Maximum		Geographic	Property	Origination	Risk Rating as of
	Balance	Value	Coupon (1)		Yield (1)		Maturity (2)	Loan Type	Location	Type	LTV	June 30, 2013	December 31, 2012
Loan 1	$68.3	$68.1	L + 3.95	% (3)	L + 4.05	% (3)	6/9/2018	Sr. mortgage	West	Office	71%	2	N/A
Loan 2	300.0	298.5	L + 3.80	% (3)	L + 3.98	% (3)	6/15/2018	Sr. mortgage	West	Office	59%	2	N/A
Loan 3	109.8	109.0	L + 5.25%		L + 8.41%		7/9/2014	Sr. mortgage	Northeast	Multifamily	80%	3	N/A
Loan 4	58.0	57.4	L + 3.50%		L + 4.50%		7/9/2018	Sr. mortgage	West	Hotel	74%	2	N/A
Loan 5	48.4	48.4	L + 5.00	% (4)	L + 5.68	% (4)	12/9/2016	Sr. mortgage	Midwest	Hotel	53%	3	N/A
Loan 6	27.1	27.1	L + 3.87%		L + 3.87%		7/9/2017	Sr. mortgage (5)	Northeast	Hotel	32%	1	N/A
Loan 7	81.0	80.6	L + 3.85%		L + 4.03%		7/9/2018	Sr. mortgage	Southeast	Multifamily	75%	2	N/A
Loan 8	64.0	64.0	L + 8.00	% (6)	L + 9.67	% (6)	2/9/2015	Sr. mortgage (5)	Northeast	Land	69%	3	N/A

	$756.6	$753.1	L + 4.44%		L + 5.26%		4.0 years				65%	2.3	N/A

(1)	All loans are floating rate loans indexed to LIBOR as of June 30, 2013. LIBOR was 0.19% as of June 30, 2013.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	Loan earns interest based on a minimum LIBOR of 0.20%
(4)	Loan earns interest based on a minimum LIBOR of 1.00%
(5)	Represents a pari passu participation in a senior mortgage loan.
(6)	Loan earns interest based on a minimum LIBOR of 0.50%

The following tables provide details of our CT Legacy Portfolios’ loan portfolios, on a loan-by-loan basis ($ in millions):

CT Legacy Partner’s Loans Receivable as of June 30, 2013
	Principal	Book	Cash		All-in		Maximum		Geographic	Property	Risk Rating as of
	Balance	Value (1)	Coupon (2)		Yield (2)		Maturity (3)	Loan Type	Location	Type	June 30, 2013	December 31, 2012
Loan 1	$17.4	$24.1	L + 2.75%		L + 2.75%		12/31/14	Sub. mortgage	Northwest	Other	8	8
Loan 2	25.6	25.6	L + 4.94%		L + 7.94%		4/9/13	Sub. mortgage	International	Hotel	4	4
Loan 3	19.8	20.0	8.00%		8.00%		9/1/14	Mezzanine	Northeast	Office	2	2
Loan 4	17.9	12.5	L + 4.00	% (4)	L + 4.00	% (4)	3/15/12	Sr. mortgage	Northeast	Office	8	8
Loan 5	15.0	14.3	L + 4.00	% (4)	L + 4.00	% (4)	12/9/14	Sr. mortgage	West	Hotel	4	4
Loan 6	14.3	11.9	L + 2.76%		L + 2.76%		6/9/13	Mezzanine	Southeast	Hotel	7	5
Loan 7	8.0	5.5	L + 4.75%		L + 4.75%		10/9/13	Mezzanine	Northeast	Office	5	3
Loan 8	4.4	3.6	8.77%		8.77%		2/1/16	Mezzanine	Northeast	Office	4	4
Other (5)	98.2	—	N/A		N/A		Various	Various	Various	Various	8	8

	$220.6	$117.5	4.74	% (6)	5.34%		0.8 years				6.5	6.3

(1)	Represents the fair value of each loan as of June 30, 2013.
(2)	All floating rate loans are indexed to LIBOR as of June 30, 2013. LIBOR was 0.19% as of June 30, 2013.
(3)	Maximum maturity date assumes all extension options are exercised.
(4)	Loan earns interest based on a minimum LIBOR of 2.00%.
(5)	Includes four loans receivable investments, each of which are 100% impaired as of June 30, 2013.
(6)	Weighted average includes LIBOR of 0.19% for floating rate loans.

CT CDO I’s Loans Receivable and Loans Held-For-Sale as of June 30, 2013
	Principal	Book	Cash	All-in	Maximum		Geographic	Property	Risk Rating as of
	Balance	Value	Coupon (1)	Yield (1)	Maturity (2)	Loan Type	Location	Type	June 30, 2013	December 31, 2012
Loan 1	$30.0	$30.0	L + 3.25%	L + 7.25%	5/9/14	Sub. mortgage	West	Hotel	4	4
Loan 2	27.0	27.0	L + 3.53%	L + 3.53%	10/9/13	Sub. mortgage	Northeast	Office	5	3
Loan 3	20.0	20.0	L + 5.06%	L + 5.06%	10/9/13	Sub. mortgage	Diversified	Office	2	2
Loan 4 (3)	6.6	3.8	L + 5.01%	L + 5.01%	2/9/13	Sub. mortgage	Southwest	Office	8	7
Other (4)	18.0	—	N/A	N/A	Various	Various	Various	Various	8	8

	$101.6	$80.8	L + 3.90%	L + 5.36%	0.5 years				4.8	4.2

(1)	All loans are floating rate loans indexed to LIBOR as of June 30, 2013. LIBOR was 0.19% as of June 30, 2013.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	Loan has been classified as held-for-sale as of June 30, 2013. Accordingly, its book value represents fair market value as of June 30, 2013.
(4)	Includes two loans receivable investments, each of which are 100% impaired as of June 30, 2013.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our business is exposed to the risks related to interest rate fluctuations. We generally originate floating rate assets and finance those assets with index-matched floating rate liabilities. As a result, we effectively eliminate exposure to changes in portfolio value related to changes in interest rates. In the limited instances where we make fixed rate investments with the intention to finance these investments, we use interest rate swaps to effectively convert floating rate liabilities to fixed rate liabilities for proper matching with fixed rate assets. Each derivative used as a hedge is matched with a liability with which it is expected to have a high correlation. The swap agreements are generally held-to-maturity and we do not use interest rate derivative financial instruments for trading purposes.

Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our investments in floating rate assets are generally exposed to cash flow variability from fluctuations in rates.

Loan Origination Portfolio

Our Loan Origination investments are exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio as of June 30, 2013 ($ in thousands):

Interest Rate Exposure - Loan Origination segment
June 30, 2013
Cash flow exposure to interest rates (1)
Floating rate assets	$756,638
Floating rate debt	(165,239)

Net floating rate exposure	$591,399

Weighted average cash coupon (2)	L + 4.44%

Net income impact from 100 bps increase in LIBOR (3)	$5,914

(1)	All values are in terms of face or notional amounts.
(2)	LIBOR was 0.19% as of June 30, 2013.
(3)	Excludes the impact of LIBOR floors on certain of our loans receivable investments.

CT Legacy Partners

Our investment in CT Legacy Partners is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio as of June 30, 2013 ($ in thousands):

Interest Rate Exposure - CT Legacy Partners
June 30, 2013
Cash flow exposure to interest rates (1)
Floating rate assets	$90,189
Weighted average cash coupon (2)	L + 3.90%

Net income impact from 100 bps increase in LIBOR (3)	$901.9

(1)	All values are in terms of face or notional amounts, and exclude investments from which we do not expect any future cash flows.
(2)	LIBOR was 0.19% as of June 30, 2013.
(3)	Excludes the impact of LIBOR floors on certain of our loans receivable investments.

CT CDO I

Our investment in CT CDO I is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio as of June 30, 2013 ($ in thousands):

Interest Rate Exposure - CT CDO I
June 30, 2013
Cash flow exposure to interest rates (1)
Floating rate assets	$83,601
Floating rate debt	(74,472)

Net floating rate exposure	$9,129

Weighted average cash coupon (2)	L + 3.91%

Net income impact from 100 bps change in LIBOR	$91.3

(1)	All values are in terms of face or notional amounts, and exclude investments from which we do not expect any future cash flows.
(2)	LIBOR was 0.19% as of June 30, 2013.

CTOPI

Although our carried interest investment in CTOPI generally relates to a portfolio of interest earning assets, our economic interest in this portfolio relates primarily to the realization of investments purchased at a discount by CTOPI. Accordingly, our investment in this portfolio is not exposed to a significant degree of interest rate risk. See Note 9 to our consolidated financial statements for additional discussion of CTOPI.

Secured Notes

Although our secured notes are interest-bearing liabilities, they contain prepayment provisions such that we will ultimately be required to pay $11.1 million to satisfy these obligations. Accordingly, we are not exposed to any interest rate risk under our secured notes. See Note 10 to our consolidated financial statements for additional discussion of our secured notes.

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

Market Risks

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

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Capital Market Risks

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our class A common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow which requires us to utilize debt or equity capital to finance our business.

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents, obtain financing from, and enter into hedging agreements with various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents, and entering into financing and hedging agreements with high credit quality institutions.

The nature of our loans and investments also expose us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and actively monitoring the asset portfolio that serves as our collateral.

Currency Risk

We are not currently exposed to future changes in foreign currency rates.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any material legal proceedings.

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

Our master repurchase agreements impose, and any additional lending facilities may impose, restrictive covenants, which would restrict our flexibility to determine our operating policies and investment strategy.

We borrow funds under master repurchase agreements with four counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and any additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, our master repurchase agreements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly. In addition, lenders may require that our Manager or one or more of our Manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Our master repurchase agreements require, and any bank credit facilities, repurchase agreements or other financing that we may use in the future to finance our assets may require, us to provide additional collateral or pay down debt.

We may borrow funds under our master repurchase agreements. We anticipate that we will also utilize bank credit facilities (including term loans and revolving facilities), additional repurchase agreements or other financing to finance our assets if they become available on acceptable terms. Such financing arrangements would involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin would reduce our cash available to make other, higher yielding investments (thereby decreasing our return on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital.

We depend on repurchase agreements and may depend on bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and other sources of financing to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), additional repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. In addition to our four master repurchase agreements a repurchase agreement in place at our subsidiary, CT Legacy Asset, LLC, that is not recourse to us, we are in discussions a financial institution that we expect in the near future will provide us with an additional repurchase facility. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our class A common stock.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions, such as the severe dislocation in the capital and credit markets that began in 2008, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets, such as the dislocation that occurred in 2008 and 2009, could adversely affect one or more lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any such financing on favorable terms or at all.

We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment partners.

We currently guarantee certain obligations of our subsidiaries under the four master repurchase agreements that provide for aggregate total borrowings of up to $1.0 billion and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. In the future we may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•

Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to Blackstone Mortgage Trust’s and therefore may engage in competing activities with Blackstone Mortgage Trust. In particular, Blackstone Real Estate Debt Strategies, or BREDS, part of Blackstone’s real estate investment business, seeks to invest in a broad range of real estate-related debt investments via several different investment funds, managed accounts and other vehicles.

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

•

Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and any other person or entity, whether or not the investment objectives or policies of any such other person or entity are similar to those of ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto), which we refer to as the “Blackstone Funds.” The respective investment guidelines and programs of our business and the Blackstone Funds may or may not overlap, in whole or in part, and if there is any such overlap investment opportunities will be allocated between us and the Blackstone Funds in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Funds. In particular, while the primary investment strategies of Blackstone Mortgage Trust and Blackstone’s latest flagship successor real estate debt fund, Blackstone Real Estate Debt Strategies II, L.P., or BREDS II, are materially different in that Blackstone Mortgage Trust will generally seek to invest primarily in senior mortgage loans and other similar interests and whereas BREDS II will generally seek to invest primarily in junior mortgage debt (e.g., B Notes) and mezzanine debt, a significant portion of the capital of BREDS II may nonetheless be invested in investments that would also be appropriate for Blackstone Mortgage Trust. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Funds that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

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

•

Investments in Different Levels or Classes of an Issuer’s Securities. From time to time, we and the Blackstone Funds may make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Fund in an equity or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Funds. Such investments may conflict with the interests of such Blackstone Funds in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We, CT Legacy Partners and CTOPI currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any such conflicts in a fair and equitable manner in accordance with the Allocation Policy and its prevailing policies and procedures with respect to conflicts resolution among the Blackstone Funds generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

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

We must manage our portfolio so that we do not become an investment company that is subject to regulation under the Investment Company Act.

We conduct our operations so that we avail ourselves of the statutory exclusion provided in Section 3(c)(5)(C) for companies engaged primarily in investment in mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, we must maintain, on the basis of positions taken by the SEC’s Division of Investment Management, or the “Division,” in interpretive and no-action letters, a minimum of 55% of the value of our total assets in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances.

The SEC staff has commenced an advance notice rulemaking initiative, indicating that it is reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to advance rulemaking to define the basis for the exclusion. We cannot predict the outcome of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon the requirements of Section 3(c)(5)(C) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue the strategies we have chosen.

Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. If we do not meet these requirements, we could be forced to alter our investment portfolios by selling or otherwise disposing of a substantial portion of the assets that do not satisfy the applicable requirements or by acquiring a significant position in assets that are Qualifying Interests. In the past, when required due to the mix of assets in our balance sheet portfolio, and in connection with our reliance on the Section 3(c)(5)(C) exclusion, we have purchased agency residential mortgage-backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans, which are treated as Qualifying Interests based on Division positions. Such investments may not represent an optimum use of capital when compared to the available investments we and our subsidiaries target pursuant to our investment strategy. These investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage-backed securities when and if required for compliance purposes. Altering our portfolio in this manner may have an adverse effect on our investments if we are forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Thus, compliance with the requirements of the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We intend to enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

ITEM 2:	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3:	Defaults Upon Senior Securities

None.

ITEM 4:	Mine Safety Disclosures

Not applicable

ITEM 5:	Other Information

Amendment No. 1 to Amended and Restated Management Agreement

On July 30, 2013, we and our Manager entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Management Agreement, dated as of March 26, 2013 (the “Amended and Restated Management Agreement”) between us and our Manager, an affiliate Blackstone that serves as our external manager. As of June 30, 2013, affiliates of Blackstone owned approximately 8.5% of our outstanding shares of class A common stock.

The amendments to the Amended and Restated Management Agreement were the following:

•	revisions to clarify that internal audit expenses (including through one or more third parties and/or affiliates of our Manager) are to be paid by us and not our Manager; and

•	updates to reflect our recent name change and the merger of our CT Legacy REIT Mezz Borrower, Inc. subsidiary with and into CT Legacy Partners, LLC.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Amendment, a copy of which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

First Amendment to Master Repurchase Agreement with Citibank, N.A.

On July 26, 2013, we and a special-purpose wholly-owned subsidiary of ours entered into a First Amendment to Master Repurchase agreement (“First Amendment”) with Citibank, N.A. to the Master Repurchase Agreement, dated June 12, 2013 (“Master Repurchase Agreement”) to provide for a second $250.0 million tranche of potential advances, which we expect to use to finance the acquisition or origination of eligible loans as more particularly described in the Master Repurchase Agreement. The second tranche is subject to a one year “availability period,” during which new financing transactions can be initiated. All other terms, including the maturity dates, for the second tranche advances are the same as the original $250 million tranche.

The foregoing description of Master Repurchase Agreement, as amended by the First Amendment, is qualified in its entirety by reference to the complete terms of the Master Repurchase Agreement and the First Amendment, copies of which are filed as Exhibit 10.10 and Exhibit 10.16, respectively, to this quarterly report on Form 10-Q and are incorporated herein by reference.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Hilton Worldwide Inc., SunGard Capital Corp., SunGard Capital Corp. II, SunGard Data Systems Inc. and Travelport Limited, which may be considered affiliates of Blackstone and therefore our affiliates.

ITEM 6:        Exhibits

•	10.1	Amendment No.1. to Amended and Restated Management Agreement, dated as of July 30, 2013, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C.

	10.2	Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

	10.3	Trademark License Agreement, dated May 6, 2013, by and between Capital Trust, Inc. and Blackstone TM L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 7, 2013 and incorporated herein by reference)

	10.4	Limited Liability Company Agreement of 42-16 Partners, LLC, dated as of May 13, 2013, by and between Blackstone Mortgage Trust, Inc. and Blackstone Holdings Finance Co. L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 17, 2013 and incorporated herein by reference)

	10.5	Letter Agreement, dated as of May 13, 2013, by and between Blackstone Mortgage Trust, Inc. and Blackstone Holdings Finance Co. L.L.C. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 17, 2013 and incorporated herein by reference)

	10.6	Master Repurchase Agreement, dated as of May 21, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

	10.7	Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

•	10.8	Master Repurchase and Securities Contract, dated as of June 7, 2013, by and between Wells Fargo Bank, National Association and SVP Finance, LLC

•	10.9	Limited Guarantee Agreement, dated as of June 7, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association

•	10.10	Master Repurchase Agreement, dated as of June 12, 2013, by and between Citibank, N.A. and Parlex 2 Finance, LLC

•	10.11	Limited Guarantee, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A.

•	10.12	Master Repurchase Agreement, dated as of June 28, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC

•	10.13	Guarantee Agreement, dated as of June 28, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association

	10.14	Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on July 1, 2013 and incorporated herein by reference)

	10.15	Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on July 1, 2013 and incorporated herein by reference)

•	10.16	First Amendment to Master Repurchase Agreement, dated as of July 26, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc.

•	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

•	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

•	99.1	Section 13(r) Disclosure

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

•	Filed herewith
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2013 and 2012; (iv) the Consolidated Statements of Changes in (Deficit) Equity for the six months ended June 30, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

BLACKSTONE MORTGAGE TRUST, INC.

July 30, 2013	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal executive officer)

July 30, 2013	/s/ Geoffrey G. Jervis
Date	Geoffrey G. Jervis
Chief Financial Officer
(Principal financial officer and Principal accounting officer)