Form 10-Q
period 2013-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2013-10-29
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of outstanding shares of the registrant’s class A common stock, par value $0.01 per share, as of October 22, 2013 was 29,272,244.

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

Website and Social Media Disclosure

We use our website (www.bxmt.com) as a channel of distribution of company information. The information we post through our website may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive e-mail alerts and other information about us when you enroll your e-mail address by visiting the “E-mail Alerts” section of our website at www.blackstonemortgagetrust.com/investor-relations. The contents of our website are not, however, a part of this report.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
Assets

Cash and cash equivalents	$10,283	$15,423
Restricted cash	76,396	14,246
Loans receivable, net	1,362,891	141,500
Loans receivable, at fair value	66,063	—
Investment in CT Legacy Asset, at fair value	—	132,000
Equity investments in unconsolidated subsidiaries	25,632	13,306
Accrued interest receivable, prepaid expenses, and other assets	36,045	5,868

Total assets	$1,577,310	$322,343

Liabilities and Equity

Liabilities
Accounts payable, accrued expenses and other liabilities	$47,495	$21,209
Secured notes	9,030	8,497
Repurchase obligations	643,040	—
Securitized debt obligations	74,203	139,184

Total liabilities	773,768	168,890

Equity
Class A common stock, $0.01 par value, 100,000 shares authorized, 28,802 and 2,927 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	288	293
Additional paid-in capital	1,242,986	609,002
Accumulated deficit	(529,947)	(535,851)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	713,327	73,444

Non-controlling interests	90,215	80,009

Total equity	803,542	153,453

Total liabilities and equity	$1,577,310	$322,343

See notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities, or VIEs. The following assets may only be used to settle obligations of these consolidated VIEs and these liabilities are only the obligations of consolidated VIEs and their creditors do not have recourse to the general credit of Blackstone Mortgage Trust, Inc.

	September 30, 2013	December 31, 2012
Assets

Loans receivable, net	$77,000	$141,500
Accrued interest receivable, prepaid expenses, and other assets	6,336	4,021

Total assets	$83,336	$145,521

Liabilities

Accounts payable, accrued expenses and other liabilities	$40	$88
Securitized debt obligations	74,203	139,184

Total liabilities	$74,243	$139,272

See notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income from loans and other investments
Interest and related income	$18,853	$6,944	$26,327	$28,423
Less: Interest and related expenses	4,407	5,147	6,492	33,902

Income (loss) from loans and other investments, net	14,446	1,797	19,835	(5,479)

Other expenses
General and administrative	4,048	3,991	9,512	6,314

Total other expenses	4,048	3,991	9,512	6,314

Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	—	—	(160)

Net impairments recognized in earnings	—	—	—	(160)

Recovery of provision for loan losses	—	2,811	—	2,819
Valuation allowance on loans held-for-sale	(600)	—	1,200	—
Unrealized gain on investments at fair value	464	—	4,464	—
Fair value adjustment on investment in CT Legacy Asset	—	11,987	—	19,645
Gain on deconsolidation of subsidiary	—	—	—	146,380
Gain on extinguishment of debt	—	—	38	—
Income from equity investments in unconsolidated subsidiaries	—	411	—	1,312

Income before income taxes	10,262	13,015	16,025	158,203
Income tax (benefit) provision	(264)	166	329	467

Income from continuing operations	10,526	12,849	15,696	157,736

Income (loss) from discontinued operations, net of tax	—	51	—	(863)

Net income	10,526	12,900	15,696	156,873

Net income attributable to non-controlling interests	(2,206)	(5,901)	(7,743)	(81,038)

Net income attributable to Blackstone Mortgage Trust, Inc.	$8,320	$6,999	$7,953	$75,835

Per share information
Income from continuing operations per share of common stock
Basic	$0.29	$3.00	$0.53	$33.39

Diluted	$0.29	$2.82	$0.53	$31.40

Income (loss) from discontinued operations per share of common stock
Basic	$—	$0.02	$—	($0.37)

Diluted	$—	$0.02	$—	($0.37)

Net income per share of common stock
Basic	$0.29	$3.02	$0.53	$33.02

Diluted	$0.29	$2.84	$0.53	$31.03

Weighted-average shares of common stock outstanding
Basic	28,894,515	2,317,343	14,865,530	2,296,910

Diluted	28,894,515	2,461,603	14,865,530	2,444,206

See notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$10,526	$12,900	$15,696	$156,873

Other comprehensive income
Unrealized gain on derivative financial instruments	—	2,103	—	5,852
Gain on interest rate swaps no longer designated as cash flow hedges	—	—	—	2,481
Amortization of unrealized gains and losses on securities	—	(4)	—	(769)
Amortization of deferred gains and losses on settlement of swaps	—	—	—	(56)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	—	206	—	419

Other comprehensive income	—	2,305	—	7,927

Comprehensive income	10,526	15,205	15,696	164,800

Less: Comprehensive income attributable to non-controlling interests	(2,206)	(5,901)	(7,743)	(81,048)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$8,320	$9,304	$7,953	$83,752

See notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Changes in (Deficit) Equity (Unaudited)

(in thousands)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Blackstone Mortgage Trust, Inc. Stockholders’ (Deficit) Equity	Non-controlling Interests	Total
Balance at January 1, 2012	$220	$2	$597,049	($40,584)	($667,111)	($110,424)	($18,515)	($128,939)

Net income	—	—	—	—	75,835	75,835	81,038	156,873
Other comprehensive income	—	—	—	7,917	—	7,917	10	7,927
Deconsolidation of CT Legacy Asset	—	—	—	1,293	—	1,293	—	1,293
Distributions to non-controlling interests	—	—	—	—	—	—	(8)	(8)
Restricted class A common stock earned, net of shares deferred	—	3	648	—	—	651	—	651
Deferred directors’ compensation	—	—	169	—	—	169	—	169

Balance at September 30, 2012	$220	$5	$597,866	($31,374)	($591,276)	($24,559)	$62,525	$37,966

Balance at January 1, 2013	$293	$—	$609,002	$—	($535,851)	$73,444	$80,009	$153,453

Net income	—	—	—	—	7,953	7,953	7,743	15,696
Consolidation of subsidiary	—	—	—	—	5,727	5,727	6,235	11,962
Contributions from non-controlling interests	—	—	—	—	—	—	15,000	15,000
Purchase of and distributions to non-controlling interests	—	—	—	—	—	—	(18,772)	(18,772)
Proceeds from offering of common stock	258	—	633,552	—	—	633,810	—	633,810
Reverse stock split	(263)	—	263	—	—	—	—	—
Dividends declared	—	—	—	—	(7,776)	(7,776)	—	(7,776)
Deferred directors’ compensation	—	—	169	—	—	169	—	169

Balance at September 30, 2013	$288	$—	$1,242,986	$—	($529,947)	$713,327	$90,215	$803,542

See notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$15,696	$156,873
Adjustments to reconcile net income to net cash provided by operating activities
Net impairments recognized in earnings	—	160
Recovery of provision for loan losses	—	(2,819)
Valuation allowance on loans held-for-sale	(1,200)	—
Unrealized gain on investments at fair value	(4,464)	—
Gain on extinguishment of debt	(38)	—
Fair value adjustment on CT Legacy Asset	—	(19,645)
Gain on deconsolidation of subsidiary	—	(146,380)
Income from equity investments in unconsolidated subsidiaries	—	(1,312)
Distributions of income from unconsolidated subsidiaries	—	1,933
Distributions from CT Legacy Asset	—	9,221
Non-cash compensation expense	2,138	1,788
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(3,265)	(669)
Amortization of deferred gains and losses on settlement of swaps	—	(56)
Amortization of deferred financing costs and premiums/discounts on debt obligations	1,381	10,747
Loss on interest rate swaps not designated as cash flow hedges	4	2,772
Changes in assets and liabilities, net
Accrued interest receivable	299	(4,765)
Deferred income taxes	—	(1,826)
Prepaid expenses and other assets	883	2,764
Accounts payable and accrued expenses	3,011	2,812

Net cash provided by operating activities	14,445	11,598

Cash flows from investing activities
Origination/purchase of loans receivable	(1,385,729)	—
Origination and exit fees received on loans receivable	9,036	—
Principal collections and proceeds from securities	349	40,344
Distributions from equity investments	3,518
Principal collections and proceeds from the sale of loans receivable	239,282	91,889
Contributions to unconsolidated subsidiaries	—	(4,030)
Distributions from unconsolidated subsidiaries	—	1,006
Increase in restricted cash	(62,150)	(3,160)

Net cash (used in) provided by investing activities	(1,195,694)	126,049

Cash flows from financing activities
Borrowings under repurchase obligations	891,608	123,977
Repayments under repurchase obligations	(268,782)	(58,464)
Repayments under mezzanine loan	—	(63,000)
Repayment of securitized debt obligations	(64,943)	(136,078)
Payment of deferred financing costs	(5,744)	—
Contributions from non-controlling interests	15,000	—
Purchase of and distributions to non-controlling interests	(18,717)	(8)
Settlement of interest rate swaps	(6,123)	—
Vesting of restricted class A common stock	—	(25)
Proceeds from issuance of common stock	633,810	—

Net cash provided by (used in) financing activities	1,176,109	(133,598)

Net (decrease) increase in cash and cash equivalents	(5,140)	4,049
Cash and cash equivalents at beginning of period	15,423	34,818

Cash and cash equivalents at end of period	$10,283	$38,867

Supplemental disclosure of cash flows information
Payments of interest	($4,801)	($21,922)

Payments of income taxes	($218)	($788)

Supplemental disclosure of non-cash investing and financing activities
(Consolidation) deconsolidation of subsidiaries	($38,913)	$122,312

See notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

We are a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., which we refer to as our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Our business is organized into two operating segments: the Loan Origination segment and the CT Legacy Portfolio segment.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments (consisting of only normal recurring items) so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission.

Principles of Consolidation and Basis of Presentation

The accompanying financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. Certain of the assets and credit of our consolidated subsidiaries are not available to satisfy the debt or other obligations of us, our affiliates, or other entities.

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

Our subsidiary, CT Legacy Partners, LLC, or CT Legacy Partners, accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this specialized accounting in consolidation and, accordingly, report the loans and securities investments of CT Legacy Partners at fair value on our consolidated balance sheet.

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

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the current presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents represents cash on hand, cash held in banks and liquid investments with original maturities of three months or less. We deposit our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. We may have bank balances in excess of federally insured amounts. We have not experienced, and do not expect, any losses on our demand deposits, commercial paper or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy Partners as restricted because, while these cash balances are available for use by CT Legacy Partners for its operations, they cannot be used by us until our allocable share is distributed from CT Legacy Partners, and cannot be commingled with any of our other unrestricted cash balances.

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

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans are rated “1” through “8”, from less risk to greater risk, which ratings are defined as follows:

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

Loans Held-for-Sale and Related Allowance

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular loans, including known or expected transactions. Loans held-for-sale are carried at the lower of their amortized cost basis or fair value less cost to sell. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statement of operations as a valuation allowance on loans held-for-sale.

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

The “Fair Value Measurement and Disclosures” Topic of the Codification also establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

•	Level 1 – Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

•	Level 2 – Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs such as interest rates, yield curves, credit risks, and default rates.

•	Level 3 – Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything which does not meet the criteria of Levels 1 and 2.

Each type of asset recorded at fair value using Level 3 inputs are determined by an internal committee comprised of members of senior management of our Manager, including our chief executive officer, chief financial officer, and other senior officers.

Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets and liabilities that are measured at fair value are discussed further in Note 17. Generally, loans held-for-sale and certain of our loans receivable and securities are measured at fair value on a recurring basis, while impaired loans are measured at fair value on a nonrecurring basis.

The following valuation techniques were used to estimate the fair value of each type of asset and liability which was recorded at fair value:

Loans receivable, at fair value – Loans receivable are generally valued by discounting expected cash flows using internal cash flow models and estimated market rates. Expected cash flows of each loan are based on our Manager’s assumptions regarding the collection of principal and interest from the respective borrowers.

Other assets, at fair value – Our other assets balance include certain commercial mortgage-backed securities, collateral debt obligations, and equity investments and are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in cases where such assessments are unavailable or deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities.

Impaired loans – Loans identified as impaired are collateral dependent loans. Impairment on these loans is measured by comparing our Manager’s estimation of fair value of the underlying collateral less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager.

Investment in CT Legacy Asset – We arrived at the fair value of our investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. To determine the net cash flows of CT Legacy Asset, our Manager estimated the timing and recovery amount for each of its assets, and then applied the proceeds to first satisfy the related repurchase facility.

We are also required by GAAP to disclose fair value information about financial instruments, which are otherwise not reported in the statement of financial position at fair value, to the extent it is practicable to estimate a fair value for those instruments. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement of the instrument. Rather, these fair values reflect the amounts that our Manager believes are realizable in an orderly transaction among willing parties. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

Cash and cash equivalents – The carrying amount of cash on deposit and in money market funds approximates fair value.

Restricted cash – The carrying amount of restricted cash approximates fair value.

Loans receivable, net – Other than impaired loans, these assets are recorded at their amortized cost and not at fair value. The fair values for these instruments are estimated by our Manager taking into consideration factors including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders and indications of market value from other market participants.

Secured notes – These notes are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar instrument would be priced today.

Repurchase obligations – These facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

Securitized debt obligations – These obligations are recorded at the face value of outstanding obligations to third-parties and not at fair value. The fair values for these instruments have been estimated by obtaining assessments from third party dealers.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. Refer to Note 15 for additional information.

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

The fair value of the performance vesting restricted class A common stock is measured on the grant date using a Monte Carlo simulation to estimate the probability of the market vesting conditions being satisfied. The Monte Carlo simulation is run approximately 100,000 times. For each simulation, the payoff is calculated at the settlement date, and is then discounted to the grant date at a risk-free interest rate. The average of the values over all simulations is the expected value of the restricted class A common stock on the grant date. The valuation is performed in a risk-neutral framework, so no assumption is made with respect to an equity risk premium. Significant assumptions used in the valuation included an expected term and stock price volatility, an estimated risk-free interest rate and an estimated dividend growth rate.

Earnings per Share of Common Stock

Basic earnings per share, or Basic EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted-average number of shares of common stock and stock units outstanding during the period. Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings allocable to common stock and stock units, divided by the weighted-average number of shares of common stock, stock units and potentially dilutive common stock options and warrants. On April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. Our earnings per share disclosures have been retroactively adjusted to reflect the reverse stock split.

We have separately determined Basic EPS and Diluted EPS for income (loss) from continuing operations and for net income (loss) allocable to common stockholders. Refer to Note 12 for additional discussion of earnings per share.

Recent Accounting Pronouncements

In January 2013, the FASB issued Accounting Standards Update 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities,” or ASU 2013-01. ASU 2013-01 was developed to clarify which instruments and transactions are subject to the offsetting disclosure requirements set forth by

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Accounting Standards Update 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 was effective for the first interim or annual period beginning on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012, and was applied prospectively. As we no longer have a balance of accumulated other comprehensive income, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In June 2013, the FASB issued Accounting Standards Update 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” or ASU 2013-08. ASU 2013-08 amends the criteria for qualification as an investment company under Topic 946 of the FASB Accounting Standards Codification, or Topic 946, and requires additional disclosure by investment companies. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2013, and is to be applied prospectively. We currently consolidate CT Legacy Partners, which accounts for its operations as an investment company under Topic 946. We do not expect the adoption of ASU 2013-08 to impact CT Legacy Partners’ status as an investment company. Further, because ASU 2013-08 specifically excludes REITs from its scope, it will not otherwise impact our consolidated financial statements.

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

CT Legacy Partners Merger

To maintain its tax efficiency, on March 22, 2013, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, was merged with and into CT Legacy Partners, LLC, or CT Legacy Partners, whereby CT Legacy Partners was the surviving entity. We refer to this transaction as the Merger. As a result of the Merger, all outstanding shares of class A-1 common stock, class A-2 common stock, class B common stock, and class A preferred stock of CT Legacy REIT were converted into limited liability company shares, or LLC Shares, in CT Legacy Partners. These LLC Shares have economic and voting rights equivalent to the corresponding shares of stock of CT Legacy REIT. In addition, all outstanding shares of class B preferred stock of CT Legacy REIT were redeemed on March 21, 2013 for an aggregate of $147,000 in cash, which amount was comprised of the shares’ par value, liquidation preference, and accrued dividends thereon.

As a result of the Merger, we have consolidated CT Legacy Partners as of March 20, 2013 and, therefore, the remaining legacy assets and liabilities from our comprehensive debt restructuring on March 31, 2011, which we refer to as our March 2011 Restructuring. Refer to Note 8 and Note 12 for further discussion of CT Legacy Partners.

Investment Management Business Sale

On December 19, 2012, pursuant to a purchase and sale agreement, dated as of September 27, 2012, or Purchase Agreement, by and between us and an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million. The sale included our equity interests in CT Investment Management Co., LLC, or CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT. We refer to the entire transaction as our Investment Management Business Sale. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the management

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee of Blackstone and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations. Refer to Note 14 for a further discussion of discontinued operations.

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

CT CDO Deconsolidation

On December 19, 2012, as a result of the Investment Management Business Sale, we are no longer the collateral manager for certain collateralized debt obligations, or CT CDOs, nor are we the special servicer on their collateral assets. Due to the externalization of these management functions, and our lack of material economic interest in the residual equity we own in CT CDOs II and IV, we ceased to be the primary beneficiary of these entities and, therefore, discontinued the consolidation of CT CDOs II and IV, which we refer to as the CT CDO Deconsolidation. We recognized a gain of $53.9 million on the deconsolidation of CT CDOs II and IV, which was due primarily to the reversal of charges to stockholders’ equity resulting from losses previously recorded in excess of our economic interests in these non-recourse securitization vehicles.

4. CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

As discussed in Note 2, we deposit our cash and cash equivalents, including restricted cash, with high credit quality institutions to minimize credit risk exposure. The following table provides details of our cash and cash equivalents, including restricted cash balances ($ in thousands):

Asset Category	Depository	Credit Rating(1)	September 30, 2013	December 31, 2012
Cash and cash equivalents	Bank of America	A-1	$10,283	$15,423
Restricted cash	Bank of America	A-1	76,396	14,246

			$86,679	$29,669

(1)	Represents the short-term credit rating for the Bank of America, N.A. legal entity as issued by Standard & Poor’s as of August 22, 2013.

5. LOANS RECEIVABLE

As of September 30, 2013, our consolidated balance sheet included $1.3 billion of loans receivable related to our Loan Originations segment and $77.0 million of loans receivable owned by CT CDO I, a consolidated securitization vehicle included in our CT Legacy Portfolio segment. Refer to Note 19 for further discussion of our operating segments.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Activity relating to our loans receivable was ($ in thousands):

	Gross Book	Provision for	Net Book
	Value	Loan Losses	Value
December 31, 2012	$164,180	($22,680)	$141,500

Loan originations	1,384,318	—	1,384,318
Deferred origination fees and expenses	(9,036)	—	(9,036)
Amortization of deferred fees and expenses	2,939	—	2,939
Additional fundings	1,411	—	1,411
Loan satisfactions	(120,500)	—	(120,500)
Participations sold	(17,903)	—	(17,903)
Partial loan repayments	(17,838)	—	(17,838)
Reclassification to loans held-for-sale	(6,601)	4,601	(2,000)

September 30, 2013	$1,380,970	($18,079)	$1,362,891

As of September 30, 2013, we had unfunded commitments of $96.3 million related to nine senior mortgage loans, which amounts will only be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire over the next five years.

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2013	December 31, 2012
Number of loans	22	7
Principal balance	$1,387,067	$164,180
Net book value (1)	$1,362,891	$141,500
Weighted-average cash coupon (2)	L+4.28%	L+2.51%
Weighted-average all-in yield (2)	L+4.91%	L+4.53%
Weighted-average maximum maturity (years) (3)	4.0	0.7

(1)	The difference between principal balance and net book value is due to deferred origination fees on loans in our loan origination segment, and provisions for loan losses in our CT Legacy Portfolio Segment.
(2)	All loans are floating rate loans indexed to LIBOR as of September 30, 2013 and December 31, 2012. LIBOR was 0.18% and 0.21% as of September 30, 2013 and December 31, 2012, respectively; however, certain of our loans receivable earn interest based on a minimum LIBOR floor ranging from 0.20% to 1.00%. Amounts exclude all non-performing loans.
(3)	Maximum maturity date assumes all extension options are exercised.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	September 30, 2013		December 31, 2012
	Net Book		Net Book
Asset Type	Value	Percentage	Value	Percentage
Senior mortgages (1)	$1,285,891	94%	$62,500	44%
Subordinate interests in mortgages	77,000	6	79,000	56

	$1,362,891	100%	$141,500	100%

	Net Book		Net Book
Property Type	Value	Percentage	Value	Percentage
Office	$614,025	45%	$111,500	79%
Multifamily	383,601	28	—	—
Hotel	257,942	19	30,000	21
Land	64,271	5	—	—
Retail	43,052	3	—	—

	$1,362,891	100%	$141,500	100%

	Net Book		Net Book
Geographic Location	Value	Percentage	Value	Percentage
Northeast	$523,662	38%	$27,000	19%
West	402,121	30	92,500	65
Southeast	219,093	16	12,404	9
Southwest	132,407	10	9,596	7
Midwest	85,608	6	—	—

	$1,362,891	100%	$141,500	100%

(1)	Senior mortgages include four pari passu participations in mortgages with a combined book value of $204.1 million as of September 30, 2013.

Loan risk ratings

Quarterly, our Manager evaluates our loan portfolio as described in Note 2. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, current LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “8” (greater risk), which ratings are defined in Note 2.

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	September 30, 2013			December 31, 2012
	Number	Principal	Net	Number	Principal	Net
Risk Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	19	$1,341,988	$1,335,891	2	$47,000	$47,000
4 - 5	1	27,000	27,000	2	92,500	92,500
6 - 8	2	18,079	—	3	24,680	2,000

	22	$1,387,067	$1,362,891	7	$164,180	$141,500

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables further allocate our loans receivable by loan type and our internal risk ratings ($ in thousands):

	Senior Mortgage Loans (1)
	September 30, 2013			December 31, 2012
	Number	Principal	Net	Number	Principal	Net
Risk Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	17	$1,291,988	$1,285,891	—	$—	$—
4 - 5	—	—	—	1	62,500	62,500

	17	$1,291,988	$1,285,891	1	$62,500	$62,500

(1)	Senior mortgages include four pari passu participations in mortgages with a combined book value of $204.1 million as of September 30, 2013.

	Subordinate Interests in Mortgages
	September 30, 2013			December 31, 2012
	Number	Principal	Net	Number	Principal	Net
Risk Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value
1 - 3	2	$50,000	$50,000	2	$47,000	$47,000
4 - 5	1	27,000	27,000	1	30,000	30,000
6 - 8	2	18,079	—	3	24,680	2,000

	5	$95,079	$77,000	6	$101,680	$79,000

Loan impairments

We do not have any loan impairments in our Loan Origination segment. As of September 30, 2013, CT CDO I, which is in our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $7.5 million that is current in its interest payments and one impaired subordinate interest in a mortgage loan with a gross book value of $10.6 million that is delinquent on its contractual payments. We have taken a 100% loan loss reserve on each of these loans.

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

Generally, we have recorded loan loss reserves for loans which are in maturity default, or otherwise have past-due principal payments. As of September 30, 2013, CT CDO I, which is in our CT Legacy Portfolio segment, had one loan with a net book value of $27.0 million which was in maturity default but had no reserve recorded. We expect to collect all principal and interest due under this loan. We do not have any loans in maturity default or with past-due principal payments in our Loan Origination segment.

There was no income recorded on impaired loans during the nine months ended September 30, 2013. We recorded $404,000 of income on impaired subordinate interests in mortgage loans owned by CT CDO I that had an average net book value of $5.1 million during the nine months ended September 30, 2012. In addition, we recorded $378,000 of income on loans owned by CDOs no longer consolidated that had an average net book value of $9.4 million during the nine months ended September 30, 2012. Substantially all income recorded on impaired loans during the period was received in cash.

Nonaccrual loans

We do not have any nonaccrual loans in our Loan Origination segment. CT CDO I, which is in our CT Legacy Portfolio segment, had two subordinate interests in mortgages on nonaccrual status with an aggregate principal balance of $18.1 million and an aggregate net book value of zero as of September 30, 2013. Consolidated securitization vehicles in our CT Legacy Portfolio segment had three subordinate interests in mortgages on nonaccrual status with an aggregate principal balance of $24.7 million and an aggregate net book value of $2.0 million as of December 31, 2012. In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we do not have any material interest receivable accrued on nonperforming loans as of September 30, 2013 or December 31, 2012.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. LOANS HELD-FOR-SALE

Activity relating to our loans held-for-sale was ($ in thousands):

	Gross Book	Valuation	Net Book
	Value	Allowance	Value
December 31, 2012	$—	$—	$—

Reclassification from loans receivable	6,601	(4,601)	2,000
Valuation allowance on loans held-for-sale	—	1,200	1,200
Loans sold	(6,601)	3,401	(3,200)

September 30, 2013	$—	$—	$—

During the first quarter of 2013, we reclassified a $6.6 million subordinate mortgage loan and its related $4.6 million provision for loan losses to loans held-for-sale. We subsequently sold this loan and recorded a $1.2 million valuation adjustment to reflect the position at its fair value based on the proceeds expected to be received from the sale.

7. LOANS RECEIVABLE, AT FAIR VALUE

We record CT Legacy Partners’ loans receivable investments at fair value, which are determined using internal financial model-based estimations. The CT Legacy Partners loans receivable portfolio included nine loans with an aggregate principal balance of $176.0 million, which were reported at their aggregate fair value of $66.1 million as of September 30, 2013. As of December 31, 2012, there were no loans receivables at fair value because we accounted for CT Legacy Partners as a non-consolidated subsidiary. Refer to Note 3 and Note 8 for additional discussion of CT Legacy Partners. Refer to Note 17 for additional disclosure regarding fair value and Note 19 for an allocation of our loans receivable between our operating segments.

Activity relating to our loans receivable, at fair value was ($ in thousands):

December 31, 2012	$—

Consolidation of CT Legacy Partners	150,332
Capitalized interest	325
Loan satisfactions	(79,959)
Partial loan repayments	(1,721)
Unrealized gain on investments at fair value	3,899
Reclassification to other assets	(6,813)

September 30, 2013	$66,063

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details overall statistics for CT Legacy Partners’ loans receivable, which is held at fair value as of September 30, 2013 ($ in thousands):

	Loans Receivable, at Fair Value
	Floating Rate	Fixed Rate	Total
Number of loans	6	3	9
Net book value	$42,452	$23,611	$66,063
Weighted-average cash coupon (1)	L+3.78%	8.14%	5.13%
Weighted-average all-in yield (1)	L+3.78%	8.14%	5.13%
Weighted-average maximum maturity (years) (2)	1.1	1.1	1.1

(1)	Floating rate loans are indexed to LIBOR as of September 30, 2013. LIBOR was 0.18% as of September 30, 2013; however, certain of our loans receivable earn interest based on a minimum LIBOR floor of 2.00%. Amounts exclude all non-performing loans.
(2)	Maximum maturity date assumes all extension options are exercised.

The tables below detail the types of loans in CT Legacy Partners’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	September 30, 2013
Asset Type	Fair Value	Percentage
Senior mortgages	$25,597	39%
Mezzanine loans	40,466	61

Total	$66,063	100%

Property Type	Fair Value	Percentage
Office	$39,560	60%
Hotel	26,503	40

Total	$66,063	100%

Geographic Location	Fair Value	Percentage
Northeast	$39,560	60%
West	14,604	22
Southeast	11,899	18

Total	$66,063	100%

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans which are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. We do not have any material interest receivable accrued on nonperforming loans as of September 30, 2013.

The following table details CT Legacy Partner’s loans receivable which are on nonaccrual status ($ in thousands):

	September 30, 2013
	Principal
Asset Type	Balance	Fair Value
Subordinate Interests in Mortgages	$43,448	$—
Mezzanine & Other Loans	69,146	11,899

Total	$112,594	$11,899

8. INVESTMENT IN CT LEGACY ASSET, AT FAIR VALUE

As a result of the merger effective on March 22, 2013, we began consolidating CT Legacy Partners and its subsidiary, CT Legacy Asset, LLC, or CT Legacy Asset. Previously, we accounted for CT Legacy Asset on a non-consolidated basis, and as of December 31, 2012, our consolidated balance sheet included a net investment in CT Legacy Asset of $132.0 million. We had elected the fair value option of accounting for CT Legacy REIT’s

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

investment in CT Legacy Asset due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets, was more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. Following its consolidation, the loans receivable and repurchase obligations of CT Legacy Partners, as well as its other assets and liabilities, are included in our consolidated balance sheet. Refer to Note 3 for additional discussion of the consolidation of CT Legacy Partners and Note 7 and Note 10 for further discussion of CT Legacy Partners’ loan receivables and repurchase obligation, respectively.

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

Our equity interest in CT Legacy Partners is comprised of 4,393,750 class A-1 common shares, 775,000 class A-2 common shares, and 118,651 class B common shares. The outstanding common shares of CT Legacy Partners are comprised of 4.4 million class A-1 common shares, 5.6 million class A-2 common shares, and 1.5 million class B common shares. The equity interests of other members of CT Legacy Partners are reflected as non-controlling interests on our consolidated balance sheet. As of September 30, 2013, CT Legacy Partners had not made any distribution payments to its common equity holders; however on October 9, 2013 CT Legacy Partners made a $75.0 million distribution to its common equity holders. Refer to Note 20 for additional discussion of this distribution.

9. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of September 30, 2013, our equity investment in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by CTIMCO. Historically, this balance has also included our co-investments in investment management vehicles that were sponsored and managed by CTIMCO. As described in Note 3, we sold two such co-investments to an affiliate of Blackstone in December 2012 in conjunction with our Investment Management Business Sale; however, we retained 100% of our carried interest in CTOPI.

Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI Carried Interest (1)
Total as of December 31, 2012	$13,306
Incentive income allocation (2)	12,326

Total as of September 30, 2013	$25,632

(1)	The allocation of carried interest from CTOPI is net of a $1.4 million advance distribution of incentive compensation to satisfy our 2012 income tax obligation related to the allocation of taxable income in respect of our carried interest in CTOPI.
(2)	We have deferred the recognition of incentive income allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheet.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of September 30, 2013, we had been allocated $27.0 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value.

Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheet; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million, which reduced our equity investment in CTOPI. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund. As of September 30, 2013, our maximum exposure to loss from CTOPI was $1.4 million, the amount of CTOPI Tax Advances we have received from CTOPI.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of September 30, 2013, we had granted 96% of the pool to our former employees, and the remainder remained unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed prorata to the plan participants then employed by an affiliate of our Manager.

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

10. DEBT OBLIGATIONS

Secured Notes

In conjunction with our March 2011 Restructuring, certain wholly-owned subsidiaries of ours issued secured notes to our former creditors, which secured notes are non-recourse to us. The secured notes had an aggregate initial face value of $7.8 million and are secured by 93.5% of our equity interests in the class A-1 and class A-2 common shares of CT Legacy Partners, which represents 48.3% of the total outstanding class A-1 and class A-2 common shares of CT Legacy Partners. The secured notes mature on March 31, 2016 and bear interest at a rate of 8.2% per annum, which interest may be deferred until maturity. All distributions we receive from our equity interests in the common shares of CT Legacy Partners which serve as collateral under the secured notes must be used to pay, or prepay, interest and principal due thereunder, and only after the notes’ full satisfaction will we receive any cash flow from the common equity interests in CT Legacy Partners that serve as collateral for the notes. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million. We had secured notes outstanding with an accreted book value of $9.0 million and $8.5 million as of September 30, 2013 and December 31, 2012, respectively.

Repurchase Facilities

During the third quarter of 2013, we upsized two existing revolving repurchase facilities and closed two new asset-specific repurchase agreements, providing an additional $591.8 million of credit. As of September 30, 2013, we had aggregate borrowings of $643.0 million outstanding under repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.26% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.49% per annum. As of September 30, 2013, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.4 years.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the repurchase obligations outstanding as of September 30, 2013 ($ in thousands):

		Collateral Assets		Repurchase Borrowings[2]
	Maximum	Principal	Net Book
Lender	Facility Size	Balance (1)	Value (1)	Potential	Current	Available
Revolving Repurchase Facilities
Bank of America	$500,000	$278,811	$277,336	$210,930	$59,404	$151,526
Citibank	500,000	232,875	232,162	176,168	5,000	171,168
JP Morgan (3)	362,000	378,950	376,949	296,760	274,913	21,847

Subtotal	1,362,000	890,636	886,447	683,858	339,317	344,541

Asset-Specific Repurchase Agreements
Wells Fargo (4)	334,721	401,352	399,444	334,721	303,723	—

Total	$1,696,721	$1,291,988	$1,285,891	$1,018,579	$643,040	$344,541

(1)	The difference between principal balance and net book value of collateral assets is due to deferred origination fees.
(2)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(3)	JP Morgan has a maximum facility size of $250.0 million plus $112.0 million related solely to a specific asset with a repurchase date of June 27, 2014.
(4)	Represents an aggregate of three asset-specific repurchase agreements with Wells Fargo. The $31.0 million of potential borrowings under these agreements are contingent on our funding additional draws by the borrower under a specific collateral asset.

On July 30, 2013, we entered into a $59.8 million, asset-specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 2.25%. The initial maturity date of the facility is August 8, 2015, which may be extended pursuant to three one-year extension options, each of which may be exercised by us. We do not guarantee the obligations under this repurchase agreement.

On July 8, 2013, we entered into a $32.0 million, asset-specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 3.50%. The initial maturity date of the facility is February 9, 2014, which may be extended pursuant to a one-year extension option, which may be exercised by us. We do not guarantee the obligations under this repurchase agreement.

On June 28, 2013, we entered into a $250.0 million master repurchase agreement with JP Morgan. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 3.25% depending on the attributes of the collateral loans. The repurchase agreement specifies a one-year availability period, during which new advances can be made and which availability period is renewable at the discretion of JP Morgan. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. In the event that the availability period is not renewed, it is followed by a two year ‘stabilization’ period and then a ‘term out’ period, during which all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. Obligations under this repurchase agreement are not recourse to us, except that we guarantee 25% of the advances related to senior mortgage collateral and 100% of the advances related to mezzanine and junior mortgage collateral. On September 30, 2013, we entered into an agreement with JP Morgan to advance $112.0 million under the facility related to a specific asset and to increase the maximum facility size by the amount of that advance, which matures in June 2014.

On June 12, 2013, we entered into a $250.0 million master repurchase agreement with Citibank. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 2.25% depending on the attributes of the collateral loans. The initial facility expiration date is June 12, 2016, which may be extended annually by us. If upon the initial facility expiration date, Citibank does not extend the facility availability period, in its sole discretion, then no new advances may be drawn and all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. In either case, individual advances mature upon the maturity date of the respective collateral maturity dates. We guarantee 25% of the advances under this facility. Otherwise, obligations under this repurchase agreement are not recourse to us. On July 26, 2013, we amended our master repurchase agreement with Citibank to provide for a second $250.0 million tranche of potential advances. The second tranche is subject to a one year ‘availability period,’ during which new financing transactions can be initiated. All other terms, including maturity dates, for the second tranche advances are the same as the original $250.0 million tranche.

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

On May 21, 2013, we entered into a $250.0 million master repurchase agreement with Bank of America. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 1.75% and 3.25% depending on the attributes of the collateral loans. The initial maturity date of the facility is May 21, 2016, subject to two one-year extension options, each of which may be exercised by us. Obligations under this repurchase agreement are not recourse to us, except that we guarantee 50% of the advances related to senior collateral and 100% of the advances related to mezzanine and junior mortgage collateral. On September 23, 2013, we amended our master repurchase agreement with Bank of America to provide for an additional $250.0 million of potential advances. All of the terms of the additional potential advances, including maturity dates, are the same as the original $250.0 million.

Each of the guarantees related to our master repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $525.0 million plus 75% of the net cash proceeds of future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 80% of our total assets. As of September 30, 2013, we were in compliance with all applicable covenants.

The weighted average outstanding repurchase obligation balance for the three months ended September 30, 2013 was $428.7 million.

Repurchase Obligations – CT Legacy Partners

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JP Morgan with an outstanding balance of $20.2 million. On June 5, 2013, CT Legacy Partners repaid the outstanding balance and terminated the repurchase facility. CT Legacy Partners has no outstanding debt obligations as of September 30, 2013.

Securitized Debt Obligations

The balances of each of our consolidated securitization vehicles’ outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows ($ in thousands):

	September 30,		December 31,	September 30,
	2013		2012	2013
Non-Recourse Securitized	Principal	Book	Book		All-In	Maturity
Debt Obligations	Balance	Value	Value	Coupon(1)	Cost(1)	Date(2)
CT CDO I	$74,203	$74,203	$91,131	L+1.60%	L+1.60%	July 2039
GSMS 2006-FL8A	—	—	48,053	—	—	N/A

Total/Weighted-Average	$74,203	$74,203	$139,184	L+1.60%	L+1.60%	July 2039

(1)	Represents a weighted-average for the facility. All non-recourse securitization obligations are floating rate obligations indexed to LIBOR as of September 30, 2013. LIBOR was 0.18% as of September 30, 2013.
(2)	Maturity date represent the contractual maturity of the securitization vehicle. Repayment of securitized debt is a function of collateral cash flows which are disbursed in accordance with the contractual provisions of each vehicle, and is generally expected to occur prior to the maturity date above.

As of September 30, 2013, loans receivable with an aggregate book value of $77.0 million served as collateral for the non-recourse debt and equity securities issued by our consolidated securitizations vehicles. As of December 31, 2012, loans receivable with an aggregate book value of $141.5 million served as collateral for the securities issued by these same vehicles.

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

11. DERIVATIVE FINANCIAL INSTRUMENTS

As of, and during the nine months ended, September 30, 2013, we were not party to any derivative financial instruments. However, our consolidated subsidiary, CT Legacy Partners, was party to five interest rate swaps which it terminated in June 2013. A gain of $136,000 resulting from the termination is included as a component of interest expense on our consolidated statements of operations for the nine months ended September 30, 2013. CT Legacy Partners is no longer party to any derivative financial instruments as of September 30, 2013.

12. EQUITY

Balance Sheet Activity

Total equity increased $650.0 million during the first nine months of 2013 to $803.5 million. This increase was primarily driven by the issuance of additional shares of our class A common stock in our May 2013 equity offering. See below for further discussion on the share issuance.

Accumulated Other Comprehensive Loss

We did not have any accumulated other comprehensive income or loss as of September 30, 2013. The following table details the primary components of accumulated other comprehensive loss as of September 30, 2012, and significant activity for the nine months ended September 30, 2012 ($ in thousands):

Accumulated Other Comprehensive Loss	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total
Total as of December 31, 2011	($27,423)	$56	($16,578)	$3,361	($40,584)

Unrealized gain on derivative financial instruments	5,853	—	—	—	5,853
Ineffective portion of cash flow hedges (1)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(770)	(770)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities (2)	—	—	409	—	409
Deconsolidation of CT Legacy Assets (3)	—	—	3,879	(2,586)	1,293

Total as of September 30, 2012	($19,089)	$—	($12,290)	$5	($31,374)

(1)	As a result of the deconsolidation of CT Legacy Assets in the first quarter of 2012, the balance of accumlated other comprehensive loss related to cash flow hedges of CT Legacy Assets was reclassified to interest expense.
(2)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments of $248,000.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheet represent the equity interests in CT Legacy Partners that are not owned by us, as described in Note 8. CT Legacy Partners’ outstanding common stock includes class A-1 common shares, class A-2 common shares, and subordinate class B common shares. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners.

The following table details the components of non-controlling interests in CT Legacy Partners as of September 30, 2013 ($ in thousands):

Gross investment in CT Legacy Partners
Restricted cash	$76,396
Loans receivable, at fair value	66,063
Accrued interest receivable, prepaid expenses, and other assets	21,054
Accounts payable, accrued expenses and other liabilities	(412)

$163,101

Equity interests owned by Blackstone Mortgage Trust, Inc.	(72,886)

Non-controlling interests in CT Legacy Partners	$90,215

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

A total of 28,898,165 shares of class A common stock and stock units were issued and outstanding as of September 30, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of class A common stock, restricted class A common stock, and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding (1)(2)(3)	2013	2012
Beginning balance	3,016,407	2,277,344
Issuance of class A common stock	25,875,000	—
Transactions related to stock-based incentive plans
Issuance of restricted class A common stock, net	—	36,400
Issuance of deferred stock units	6,758	5,418

Ending balance	28,898,165	2,319,162

(1)	Includes shares of our class A common stock, restricted class A common stock, and deferred stock units.
(2)	Deferred stock units held by members of our board of directors totaled 96,514, and 61,652 as of September 30, 2013 and 2012, respectively.
(3)	Share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

Preferred Stock

We have not issued any shares of preferred stock since we repurchased all of our previously issued and outstanding preferred stock in 2001.

Dividends

We generally intend to distribute each year substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

Our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

On September 10, 2013, we declared a dividend of $7.8 million, or $0.27 per share, which was paid on October 15, 2013 to class A common stockholders of record as of September 30, 2013.

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding, for the indicated periods ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$8,320	$6,999	$7,953	$75,835

Weighted-average shares outstanding (1)	28,894,515	2,317,343	14,865,530	2,296,910
Warrants and options outstanding for the purchase of class A common stock	—	144,260	—	147,296

Weighted-average shares outstanding, diluted	28,894,515	2,461,603	14,865,530	2,444,206
Per share amount, basic	$0.29	$3.02	$0.53	$33.02

Per share amount, diluted	$0.29	$2.84	$0.53	$31.03

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

Refer to Note 19 for a breakdown of our results of operations for each of our operating segments.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted income from continuing operations per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations	$10,526	$12,849	$15,696	$157,736
Net income attributable to non-controlling interests	(2,206)	(5,901)	(7,743)	(81,038)

Income from continuing operations attributable to Blackstone Mortgage Trust, Inc.	$8,320	$6,948	$7,953	$76,698

Weighted-average shares outstanding (1)	28,894,515	2,317,343	14,865,530	2,296,910
Warrants and options outstanding for the purchase of class A common stock	—	144,260	—	147,296

Weighted-average shares outstanding, diluted	28,894,515	2,461,603	14,865,530	2,444,206
Per share amount, basic	$0.29	$3.00	$0.53	$33.39

Per share amount, diluted	$0.29	$2.82	$0.53	$31.40

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

Refer to Note 19 for a breakdown of our results of operations for each of our operating segments.

13. GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses consisted of the following ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Management fees to affiliates	$3,416	$—
Professional services	2,109	3,611
Operating and other costs	1,123	849

	6,648	4,460

Non-cash compensation expenses
Management incentive awards plan - CT Legacy Partners (1)	1,969	944
Director stock-based compensation	169	169
Employee stock-based compensation	—	675

	2,138	1,788

Expenses of consolidated securitization vehicles	726	66

	$9,512	$6,314

(1)	Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

As a result of our Investment Management Business Sale, the operating expenses related to our investment management business have been reclassified to income (loss) from discontinued operations on our consolidated statements of operations. Refer to Note 3 for further discussion of the Investment Management Business Sale.

In conjunction with the Investment Management Business Sale, we entered into a new management agreement with our Manager, which was amended and restated as of March 26, 2013, pursuant to which our Manager earns a base management fee in an amount equal to the greater of (i) $250,000 per annum and (ii) 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement with our Manager. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in the management agreement) for the previous 12-month period (or the period since January 1, 2013, whichever is shorter) over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our legacy portfolio.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended September 30, 2013, we incurred $3.4 million of management fees payable to our Manager, which are included in general and administrative expenses. We did not incur any incentive fees payable to our Manager during the nine months ended September 30, 2013.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of September 30, 2013, incentive awards for 92% of the pool were granted to our former employees, and the remainder remains unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 82% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) 25% vests on the date of grant; (ii) 25% vests in March 2013; (iii) 25% vests in March 2014; and (iv) the remainder vests upon our receipt of distributions from CT Legacy Partners. The remaining 18% of these grants vest upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $7.3 million and $5.3 million as of September 30, 2013 and December 31, 2012, respectively.

14. DISCONTINUED OPERATIONS

As more fully described in Note 3, we sold our investment management business, CTIMCO, to an affiliate of Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to loss from discontinued operations on our consolidated statement of operations.

The following table provides additional information on the components of discontinued operations ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Servicing fees	$—	$2,206	$—	$5,591
Management fees from affiliates	—	1,546	—	4,741

Total revenues	—	3,752	—	10,332
General and administrative expenses	—	3,150	—	9,879

Income from discontinued operations before income taxes	—	602	—	453

Income tax provision	—	(550)	—	(1,316)

Income (loss) from discontinued operations	$—	$51	$—	($863)

15. INCOME TAXES

We elected to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

During the nine months ended September 30, 2013, we recorded a current income tax provision of $329,000 related to our taxable REIT subsidiaries. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is significantly limited by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust, Inc. As of December 31, 2012, we had NOLs of $161.5 million and NCLs of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of September 30, 2013, tax years 2009 through 2012 remain subject to examination by taxing authorities.

16. STOCK-BASED INCENTIVE PLANS

We do not have any employees following the consummation of the Investment Management Business Sale on December 19, 2012, as described in Note 3. However, as of September 30, 2013, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments. In addition, certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan.

We had stock-based incentive awards outstanding under four benefit plans as of September 30, 2013: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; and (iv) our 2013 stock incentive plan, or 2013 Plan. No awards have been granted under our 2013 manager incentive plan, or 2013 Manager Plan, as of September 30, 2013. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2013, there were 2,154,956 shares available under the Current Plans.

Awards outstanding under these plans as of September 30, 2013 was comprised entirely of 96,514 deferred stock units granted to certain members of our board of directors in lieu of cash compensation for services and in lieu of dividends earned on previously granted stock units. Awards outstanding under Expired Plans have been adjusted to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. Refer to Note 12 for further discussion of our reverse stock split.

Refer to Notes 9 and 13 for additional discussion of the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan, respectively.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets that are recorded at fair value as of September 30, 2013 ($ in thousands):

Fair Value Measurements Using
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis
Loans receivable, at fair value	$66,063	$—	$—	$66,063
Other assets, at fair value (1)	$19,272	$—	$1,925	$17,347

Measured on a non-recurring basis
Impaired loans receivable (2)	$—	$—	$—	$—

(1)	Other assets include securities, equity investments, and other receivables carried at fair value.
(2)	All impaired loans receivable have a 100% loan loss reserve and are held by CT CDO I as of September 30, 2013.

The following table summarizes our assets that are recorded at fair value as of December 31, 2012 ($ in thousands):

		Fair Value Measurements Using
		Quoted Prices	Other	Significant
		in Active	Observable	Unobservable
		Markets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis
Investment in CT Legacy Asset	$132,000	$—	$—	$132,000

Measured on a non-recurring basis
Impaired loans receivable (1)	$2,000	$—	$—	$2,000

(1)	Impaired loans receivable have a 92% loan loss reserve and are held by consolidated securitization vehicles as of December 31, 2012.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Loans	Loans receivable,	Other assets,	Investment in
	held-for-sale, net	at fair value	at fair value (1)	CT Legacy Assets
December 31, 2012	$—	$—	$—	$132,000
Consolidation of CT Legacy Partners	—	150,332	15,761	(132,000)
Transfer from loans receivable, net	2,000	—	—	—
Transfer from loans receivable, at fair value	—	(6,813)	6,813	—
Deferred interest	—	325	—	—
Proceeds from investments	(3,200)	(81,680)	(3,867)	—

Adjustments to fair value included in earnings
Valuation allowance on loans held-for-sale	1,200	—	—	—
Unrealized gain on investments at fair value	—	3,899	565	—

September 30, 2013	$—	$66,063	$19,272	$—

(1)	Other assets include securities, equity investments, and other receivables carried at fair value.

The following describes the key assumptions used in arriving at the fair value of each type of asset that was recorded at fair value as of September 30, 2013 and December 31, 2012. There were no liabilities recorded at fair value as of September 30, 2013 or December 31, 2012. Refer to Note 2 for further discussion regarding fair value measurement.

Loans held-for-sale – Loans held-for-sale are valued based on expected net proceeds from a sale of the asset.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loans receivable, at fair value – The following table lists the range of key assumptions for each type of loans receivable as of September 30, 2013 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3) (1)			Sensitivity to a
		Recovery		100 bp Discount
Collateral Type	Discount Rate	Percentage (2)	Book Value	Rate Increase
Hotel	8% - 9%	84% - 100%	$26.5	(0.7%)
Office	7% - 20%	78% - 100%	39.6	(1.5%)

			$66.1

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balance as of September 30, 2013.

Other assets, at fair value – Our other assets balance include certain CMBS, CDO, equity investments, and other receivables and are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in cases where such assessments are unavailable or deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities.

Impaired loans receivable – Our impaired loans receivables, which are held by our CT CDO I, include two subordinate interests in mortgage loans with an aggregate principal balance of $18.1 million. These hotel loans are in maturity default as of September 30, 2013. The range of key assumptions used for arriving at the fair value of these loans included capitalization rates between 9% and 15% and assumed occupancy rates between 75% and 83%.

Investment in CT Legacy Asset – We elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset, at December 31, 2012. We arrived at the fair value of our Investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. The key assumptions for significant unobservable inputs were: (i) a discount rate of 15% and (ii) loss severities applied to the underlying assets.

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

	September 30, 2013			December 31, 2012
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$10,283	$10,283	$10,283	$15,423	$15,423	$15,423
Restricted cash	76,396	76,396	76,396	14,246	14,246	14,246
Loans receivable, net	1,362,891	1,387,067	1,360,842	141,500	164,180	133,682

Financial liabilities
Secured notes	9,030	9,030	8,068	8,497	8,497	7,374
Repurchase obligations	643,040	643,040	643,040	—	—	—
Securitized debt obligations	74,203	74,203	57,138	139,184	139,184	89,880

18. TRANSACTIONS WITH RELATED PARTIES

Transactions Related to Our Manager and its Affiliates

As further described in Note 3, in December 2012 we concluded multiple, related transactions with Blackstone and its affiliates, including: (i) the Investment Management Business Sale; (ii) the sale of 500,000 shares of our class A

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

common stock for $20.00 per share; and (iii) the execution of a new external management agreement with our Manager. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. Certain of our former employees are now employed by an affiliate of our Manager.

On March 26, 2013, we amended the external management agreement with our Manager to, among other things, amend our investment guidelines to permit the investment risk management committee of our board of directors, which consists of only independent directors, to approve any proposed investment by our Manager.

As of September 30, 2013, our consolidated balance sheet included $2.4 million of accrued management fees payable to our Manager. During the nine months ended September 30, 2013, we paid $920,000 of management fees to our Manager. In addition, as of September 30, 2013, our consolidated balance sheet includes $306,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the nine months ended September 30, 2013, CT Legacy Partners made aggregate preferred distributions of $3.4 million to such affiliate.

During the nine months ended September 30, 2013, CT CDO I, which is consolidated by us, paid $704,000 of special servicing fees to CTIMCO, which is an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

The management agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and CT CDO I, which may result in further conflicts between the economic interests of us and our Manager. Refer to Note 13 for further discussion of the management agreement with our Manager.

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

An affiliate of our Manager purchased 1,960,784 shares of our class A common stock as part of our stock offering on May 22, 2013. These shares were purchased for $25.50 each, the same price offered to non-affiliated purchasers. This affiliate owned class A common stock representing 9.5% of outstanding class A common stock and stock units as of October 22, 2013. In addition, an affiliate of our Manager was compensated $1.0 million for its role as co-manager of our offering of class A common stock on May 22, 2013.

On October 2, 2013 we originated a $71.0 million loan, the proceeds of which were used by the borrower to repay an existing loan owned by an affiliate of our Manager.

On October 23, 2013, we purchased a $176.9 million loan from a third-party. In conjunction with our acquisition of this loan we consented to its restructuring, which restructuring resulted in an affiliate of our Manager earning a $2.3 million modification fee. This affiliate was previously named special servicer of the related mortgage loan in 2011 by the then controlling holder, and was entitled to the modification fee without respect to our purchase of the loan.

Other Related Party Transactions

In conjunction with the Investment Management Business Sale, we entered into a letter agreement with W.R. Berkley Corporation, or WRBC, pursuant to which we agreed not to undertake any offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior approval of a majority of the independent members of our board of directors. This approval was obtained in conjunction with our May 2013 offering of Class A common stock, and no further approval requirement remains. WRBC beneficially owned class A common stock representing 1.3% of our outstanding class A common stock and stock units as of October 22, 2013, and a member of our board of directors is an employee of WRBC.

19. SEGMENT REPORTING

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Legacy Portfolio segment includes our activities specifically related to CT Legacy Partners, CT CDO I, and our equity investment in CTOPI. Our Manager identifies, makes operating decisions, and assesses the performance of each of our business segments based on financial and operating data and metrics generated from our internal information systems.

Our Loan Origination business commenced during 2013. Accordingly, no comparable segment data exists for 2012 or any other prior period, and we have therefore not retrospectively restated our previously reported information.

The following table presents our results of operations for each segment for the three months ended September 30, 2013 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Income from loans and other investments
Interest and related income	$15,143	$3,710	$18,853
Less: Interest and related expenses	3,822	585	4,407

Income from loans and other investments, net	11,321	3,125	14,446

Other expenses
General and administrative	3,459	589	4,048

Total other expenses	3,459	589	4,048

Valuation allowance on loans held-for-sale	—	(600)	(600)
Unrealized gain on investments at fair value	—	464	464

Income before income taxes	7,862	2,400	10,262
Income tax benefit	(21)	(243)	(264)

Net income	7,883	2,643	10,526

Net income attributable to non-controlling interests	—	(2,206)	(2,206)

Net income attributable to Blackstone Mortgage Trust, Inc.	$7,883	$437	$8,320

All consolidated revenues for the three months ended September 30, 2013 were generated from external domestic sources. There were no transactions between our operating segments during the three months ended September 30, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the key components of our results of operations for each segment for the nine months ended September 30, 2013 ($ in thousands):

	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$17,051	$9,276	$26,327
Less: Interest and related expenses	3,991	2,501	6,492

Income from loans and other investments, net	13,060	6,775	19,835

Other expenses
General and administrative	6,339	3,173	9,512

Total other expenses	6,339	3,173	9,512

Valuation allowance on loans held-for-sale	—	1,200	1,200
Unrealized gain on investments at fair value	—	4,464	4,464
Gain on extinguishment of debt	—	38	38

Income before income taxes	6,721	9,304	16,025
Income tax (benefit) provision	(19)	348	329

Net income	6,740	8,956	15,696

Net income attributable to non-controlling interests	(193)	(7,550)	(7,743)

Net income attributable to Blackstone Mortgage Trust, Inc.	$6,547	$1,406	$7,953

All consolidated revenues for the nine months ended September 30, 2013 were generated from external domestic sources. There were no transactions between our operating segments during the nine months ended September 30, 2013.

Blackstone Mortgage Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated statement of financial condition for each segment as of September 30, 2013 ($ in thousands):

	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$10,283	$—	$10,283
Restricted cash	—	76,396	76,396
Loans receivable, net	1,285,891	77,000	1,362,891
Loans receivable, at fair value	—	66,063	66,063
Equity investments in unconsolidated subsidiaries	—	25,632	25,632
Accrued interest receivable, prepaid expenses, and other assets	8,655	27,390	36,045

Total assets	$1,304,829	$272,481	$1,577,310

Liabilities and Equity
Liabilities
Accounts payable, accrued expenses and other liabilities	$12,781	$34,714	$47,495
Secured notes	—	9,030	9,030
Repurchase obligations	643,040	—	643,040
Securitized debt obligations	—	74,203	74,203

Total liabilities	655,821	117,947	773,768

Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	649,008	64,319	713,327
Non-controlling interests	—	90,215	90,215

Total equity	649,008	154,534	803,542

Total liabilities and equity	$1,304,829	$272,481	$1,577,310

20. SUBSEQUENT EVENTS

Subsequent to quarter-end, we originated an additional three loans with total commitments of $330.8 million, of which an aggregate $315.7 million was funded at closing, and we borrowed $214.3 million under existing repurchase facilities.

On October 3, 2013, we granted 470,593 shares of restricted class A common stock to certain officers and members of our board of directors, our Manager, and an employee of an affiliate of our Manager. These awards were granted pursuant to award agreements under our Current Plans. Refer to Note 16 for additional discussion of our Current Plans.

On October 9, 2013, CT Legacy Partners made a $75.0 million distribution to its Class A-1, Class A-2, and Class B common shareholders, including $36.2 million to us. We paid $11.1 million of this distribution to fully repay the principal and interest due under our secured notes, and $4.8 million under the CT Legacy Partner’s management incentive awards plan.

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

Introduction

We are a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., which we refer to as our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the NYSE under the symbol “BXMT.” We are headquartered in New York City. Further information is available at www.bxmt.com.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, book value per share, and Core Earnings. Our book value per share was $24.68 as of September 30, 2013, and for the three months ended September 30, 2013 we recorded earnings per share of $0.29, declared a dividend of $0.27 per share, and reported $0.28 per share of Core Earnings. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio and operations.

Earnings Per Share and Quarterly Results

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2013	June 30, 2013
Net income	$8,320	$2,748
Weighted-average shares outstanding, basic and diluted	28,894,515	12,401,274

Net income per share, basic and diluted	$0.29	$0.22

The following table calculates our net income per share of class A common stock allocated between our two reportable segments ($ in thousands, except per share data):

	Three Months Ended September 30, 2013
	Loan Origination	CT Legacy Portfolio	Total
Net income	$7,883	$437	$8,320
Weighted-average shares outstanding, basic and diluted	28,894,515	28,894,515	28,894,515

Net income per share, basic and diluted	$0.27	$0.02	$0.29

The following table compares our operating results for the three months ended September 30, 2013 and June 30, 2013 ($ in thousands, except per share data):

	Q3 2013	Q2 2013	$ Change	% Change
Income from loans and other investments
Interest and related income	$18,853	$6,017	$12,836	213.3%
Less: Interest and related expenses	4,407	1,306	3,101	237.4%

Income from loans and other investments, net	14,446	4,711	9,735	206.6%

General and administrative expenses	4,048	3,427	621	18.1%
Other (loss) income	(136)	6,038	(6,174)	(102.3%)

Income before income taxes	10,262	7,322	2,940	40.2%
Income tax (benefit) provision	(264)	554	(818)	(147.7%)

Net income	10,526	6,768	3,758	55.5%

Net income attributable to non-controlling interests	(2,206)	(4,020)	1,814	(45.1%)

Net income attributable to Blackstone Mortgage Trust, Inc.	$8,320	$2,748	$5,572	202.8%

Dividends per share	$0.27	$0.00	$0.27	100.0%

Income from loans and other investments, net

Income from loans and other investments increased $9.7 million, or 207%, during the third quarter of 2013 compared to the second quarter of 2013. The increase was primarily due to (i) earning a full quarter of interest on the loans originated during the second quarter of 2013, and (ii) additional interest earned on the $629.1 million of loans originated and funded during the third quarter of 2013. This was offset by additional interest expense resulting from $477.8 million of additional net borrowings under repurchase agreements.

General and administrative expenses

General and administrative expenses primarily include our management fees, operating expenses, and various professional fees. General and administrative expenses increased by $621,000 during the third quarter of 2013 compared to the second quarter of 2013 primarily due to a $1.5 million increase in management fees to our Manager, representing a full quarter of fees following our May 2013 equity offering. This was partially offset by a decrease in professional and other fees.

Other (loss) income

During the third quarter of 2013, we recognized $136,000 of net unrealized losses on investments carried at fair value in the CT Legacy Portfolio. During the second quarter of 2013, we recognized $6.0 million of net unrealized gains on investments carried at fair value in the CT Legacy Portfolio.

Dividends per share

On September 10, 2013, we declared a dividend of $7.8 million, or $0.27 per share, which was paid on October 15, 2013 to class A common stockholders of record as of September 30, 2013. We did not declare any dividends during the three months ended June 30, 2013.

Book Value per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2013	June 30, 2013
Equity	$713,327	$712,689
Shares
Class A common stock	28,801,651	28,801,651
Stock units	96,514	92,824

	28,898,165	28,894,475

Book value per share	$24.68	$24.67

The following table calculates our book value per share allocated between our two reportable segments ($ in thousands, except per share data):

	September 30, 2013
	Loan Origination	CT Legacy Portfolio	Total
Equity	$649,008	$64,319	$713,327
Shares
Class A common stock	28,801,651	28,801,651	28,801,651
Stock units	96,514	96,514	96,514

Total	28,898,165	28,898,165	28,898,165

Book value per share	$22.46	$2.22	$24.68

Core Earnings

Core Earnings is a non-GAAP measure, which we defined as GAAP net income (loss), including realized losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio segment, (ii) non-cash equity compensation expense, (iii) incentive management fees, (iv) depreciation and amortization, and (v) unrealized gains (losses) or similar non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors.

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio and operations. We also use Core Earnings to calculate the incentive and base management fees due to our Manager under our management agreement and, as such, we believe that the disclosure of Core Earnings is useful to our investors.

Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income, or an indication of our cash flow from GAAP operating activities, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

Three Months Ended
September 30, 2013
Net income attributable to Blackstone Mortgage Trust, Inc.	$8,320
CT Legacy Portfolio segment net income	(437)
Non-cash compensation expense	94

Core earnings	$7,977

Weighted-average shares outstanding, basic and diluted	28,894,515

Core earnings per share, basic and diluted	$0.28

II. Loan Origination Portfolio

During the three months ended September 30, 2013, our Loan Origination segment funded $629.1 million under new and existing loan commitments and generated interest income of $15.1 million. Our loan portfolio was financed with $643.0 million of borrowings under repurchase facilities, resulting in interest expense of $3.8 million during the period. In the aggregate, our Loan Origination segment generated net interest income of $11.3 million during the period.

Portfolio Overview

The following table details our loan originations activity during the three months ended September 30, 2013 ($ in thousands):

	Loans	Loan	Loan
	Originated	Commitments	Fundings(1)
Senior mortgage loans	10	$728,925	$629,091

(1)	Includes additional fundings of $1.4 million under new and existing loan commitments.

The following table details our loan repayment activity during the three months ended September 30, 2013 ($ in thousands):

		Principal	Participation
	Satisfactions	Repayments	Sales	Total
Senior mortgage loans	$58,000	$17,838	$17,903	$93,741

As of September 30, 2013, all loans in the Loan Origination segment are senior mortgage loans. The following table details overall statistics for our loans receivable portfolio within the Loan Origination segment ($ in thousands):

September 30, 2013
Number of loans	17
Principal balance	$1,291,988
Net book value (1)	$1,285,891
Weighted-average cash coupon (2)	L+4.31%
Weighted-average all-in yield (2)	L+4.88%
Weighted-average maximum maturity (years) (3)	4.3

(1)	The difference between principal balance and net book value is due to deferred origination fees.
(2)	All loans are floating rate loans indexed to LIBOR as of September 30, 2013. LIBOR was 0.18% as of September 30, 2013; however, certain of our loans receivable earn interest based on a minimum LIBOR floor ranging from 0.20% to 1.00%.
(3)	Maximum maturity date assumes all extension options are executed.

The charts below detail the geographic distribution and types of properties securing these loans, as of September 30, 2013:

Refer to section IV of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.

Floating Rate Portfolio

Our Loan Origination portfolio as of September 30, 2013 was comprised entirely of floating rate mortgage loans and all of our debt financing was also floating rate, which results in a return on equity that is correlated to one-month LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of September 30, 2013, a 100 basis point increase in LIBOR would have increased our net income by $6.5 million per annum. The following table details our Loan Origination segment’s sensitivity to interest rates ($ in thousands):

Interest Rate Sensitivity - Loan Origination Segment

September 30, 2013
Floating rate loans(1)	$1,291,988
Floating rate debt(1)	(643,040)

Net floating rate exposure	$648,948

Net income impact from 100 bps increase in LIBOR(2)	$6,489

(1)	All of our loans and credit facilities were indexed to one-month LIBOR as of September 30, 2013.
(2)	Excludes the impact of LIBOR floors on certain of our loans receivable investments.

Asset Management and Performance

We actively monitor and manage the investments in our Loan Origination portfolio, and exercise the rights afforded to us as a lender. These rights may include collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

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

As of September 30, 2013, all of the investments in the Loan Origination segment are performing as expected and the weighted-average risk rating of our loan portfolio is 2.6.

Repurchase Facilities

During the third quarter of 2013, we upsized two existing revolving repurchase facilities and closed two new asset-specific repurchase agreements, providing an additional $591.8 million of credit. As of September 30, 2013, we had aggregate borrowings of $643.0 million outstanding under these facilities, with a weighted-average cash coupon of

LIBOR plus 2.26% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.49% per annum. As of September 30, 2013, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.4 years and contain margin call provisions limited to asset-specific credit events. The following table details the repurchase obligations outstanding as of September 30, 2013 ($ in thousands):

		Collateral Assets		Repurchase Borrowings(2)
	Maximum	Principal	Net Book
Lender	Facility Size	Balance (1)	Value (1)	Potential	Current	Available
Revolving Repurchase Facilities
Bank of America	$500,000	$278,811	$277,336	$210,930	$59,404	$151,526
Citibank	500,000	232,875	232,162	176,168	5,000	171,168
JP Morgan (3)	362,000	378,950	376,949	296,760	274,913	21,847

Subtotal	1,362,000	890,636	886,447	683,858	339,317	344,541
Asset-Specific Repurchase Agreements
Wells Fargo (4)	334,721	401,352	399,444	334,721	303,723	—

Total	$1,696,721	$1,291,988	$1,285,891	$1,018,579	$643,040	$344,541

(1)	The difference between principal balance and net book value of collateral assets is due to deferred origination fees.
(2)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(3)	JP Morgan maximum facility size is $250 million plus $112 million related solely to a specific asset with a repurchase date of June 27, 2014.
(4)	Represents an aggregate of three asset-specific repurchase agreements with Wells Fargo. The $31.0 million of potential borrowings under these agreements are contingent on our funding additional draws by the borrower under a specific collateral asset.

Refer to Note 10 to our consolidated financial statements for additional terms and details of our repurchase facilities.

III. CT Legacy Portfolio

Our CT Legacy Portfolio consists primarily of: (i) our interests in CT Legacy Partners; (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager; and (iii) our subordinated interests in CT CDO I.

During the three months ended September 30, 2013, our CT Legacy Portfolio segment recorded net income of $437,000 driven primarily by the net interest margin generated by the CT Legacy Partners loan portfolio. We collected $51.5 million of repayments on investments in our CT Legacy Portfolio segment during the three months ended September 30, 2013, and as of September, 30, 2013, our CT Legacy Portfolio segment had $76.4 million of cash and cash equivalents. In addition, our net investment in the CTOPI carried interest increased by $2.4 million during the three months ended September 30, 2013.

CT Legacy Partners

Portfolio Overview

Our investment in CT Legacy Partners represents our 52% equity interest in a vehicle we formed to own and finance certain assets that we retained in connection with a comprehensive debt restructuring in 2011. As of September 30, 2013, the CT Legacy Partners portfolio included loans with an aggregate principal balance of $176.0 million and securities with an aggregate face value of $135.0 million. Refer to section IV of this Item 2 for details of the CT Legacy Partners’ loan portfolio, on a loan-by-loan basis.

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after the future payments under the secured notes and management incentive awards plan as of September 30, 2013 ($ in thousands):

Gross investment in CT Legacy Partners
Restricted cash	$76,396
Loans receivable, at fair value	66,063
Accrued interest receivable, prepaid expenses, and other assets	21,054
Accounts payable, accrued expenses and other liabilities	(412)
Non-controlling interests	(90,215)

72,886

Secured notes, including prepayment premium (1)	(11,059)
Management incentive awards plan, fully vested (2)	(11,010)

Net investment in CT Legacy Partners	$50,817

(1)	Includes the full potential prepayment premium on secured notes, as described below. We carry this liability at its amortized basis of $9.0 million on our balance sheet as of September 30, 2013. The remaining interest and prepayment premium will be recognized, as applicable, over the term of the secured notes as a component of interest expense.
(2)	Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of September 30, 2013. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of September 30, 2013, our balance sheet includes $7.3 million in accounts payable and accrued expenses for the management incentive awards plan.

Asset Management and Performance

The CT Legacy Partners portfolio is primarily comprised of investments that were originated in 2006 and 2007, a substantial portion of which are distressed and not expected to repay in full or, in certain cases, at all. As discussed in the loan origination section in this Item 2, our Manager performs a quarterly review of our loan portfolio and higher risk assets on our Watch List. Watch List Loans include those which are risk rated “4” or higher.

The table below details the Watch List Loans held in CT Legacy Partners ($ in millions):

Watch List Loans - CT Legacy Partners (1)

September 30, 2013
CT Legacy Partners’ loans receivables ($ / #)	$66 / 9
Watch list loans ($ / #)	$46 / 8

Percentage of loans on Watch List	69.8%

(1)	All values are in terms of net book value.

Secured Notes

In conjunction with our comprehensive debt restructuring on March 31, 2011, which we refer to as our March 2011 Restructuring, certain wholly-owned subsidiaries of ours issued secured notes to our former creditors, which secured notes are non-recourse to us. Any prepayment, or partial prepayment, of the secured notes will incur a prepayment premium resulting in a total payment of principal and interest under the secured notes of $11.1 million. Refer to Note 10 of our consolidated financial statements for further discussion of the secured notes.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions).

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $7.3 million and $5.3 million as of September 30, 2013 and December 31, 2012, respectively. Refer to Note 13 of our consolidated financial statements for further details.

Repurchase Obligations

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JP Morgan with an outstanding balance of $20.2 million. On June 5, 2013, CT Legacy Partners repaid the outstanding balance and terminated the repurchase facility. CT Legacy Partners has no outstanding debt obligations as of September 30, 2013.

Interest Rate Swap Liabilities

CT Legacy Partners was party to five interest rate swaps which it terminated in June 2013. A gain of $136,000 resulting from the termination is included as a component of interest expense on our consolidated statement of operations for the nine months ended September 30, 2013. CT Legacy Partners is no longer party to any derivative financial instruments as of September 30, 2013.

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

Carried Interest in CTOPI

CTOPI is a private equity real estate fund that we sponsored and formed in 2007. The fund invested $491.5 million in 39 transactions between 2007 and the end of its investment period in 2012. To date, $295.4 million of these investments have been realized and $196.1 million remain outstanding (carried at 143.5% of cost) as of September 30, 2013. In conjunction with the sale of our investment management business, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under incentive awards to our former employees.

As of September 30, 2013, we had been allocated $27.0 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. During 2012, we received one such CTOPI Tax Advance of $1.4 million, resulting in a net asset value for our investment in CTOPI of $25.6 million as of September 30, 2013. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund.

We have elected to defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest has a book value of zero as of September 30, 2013.

Refer to Note 9 of our consolidated financial statements for additional discussion on the CTOPI incentive management fee awards to our former employees.

CT CDO I

Portfolio Overview

As of September 30, 2013, our consolidated balance sheet included an aggregate $83.3 million of assets and $74.2 million of liabilities related to CT CDO I, a highly-levered securitization vehicle that we formed in 2004.

Specifically, we own the residual debt and equity positions of CT CDO I. As a result of consolidation, our subordinate debt and equity ownership interests in CT CDO I not included on our balance sheet, which instead reflects both the assets held and debt issued by CT CDO I to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of CT CDO I, as opposed to our net economic interests in this entity.

Our economic interest in the loans receivable assets held by CT CDO I, which is consolidated on our balance sheet, is restricted by the structural provisions of CT CDO I, and our recovery of these assets will be limited by its distribution provisions. The liabilities of CT CDO I, which are also consolidated on our balance sheet, are non-recourse to us, and can only be satisfied by proceeds from its collateral asset pool.

We are not obligated to provide, nor have we provided, any financial support to CT CDO I.

The following table details the components of CT CDO I included in our consolidated balance sheet ($ in thousands):

Investment in CT CDO I	September 30, 2013
Loans receivable, net	$77,000
Accrued interest receivable, prepaid expenses, and other assets	6,336

Total assets	$83,336

Accounts payable, accrued expenses and other liabilities	40
Securitized debt obligations	74,203

Total liabilities	$74,243

Net investment in CT CDO I	$9,093

Refer to section IV of this Item 2 for details of CT CDO I loan portfolio, on a loan-by-loan basis.

Asset Management

As discussed in the Loan Origination section in this Item 2, our Manager performs a quarterly review of our loan portfolio and places higher risk assets on our Watch List. Watch List Loans include those with an internal risk rating of “4” or higher.

The table below details the Watch List Loans held in CT CDO I ($ in millions):

Watch List Loans - Consolidated Securitization Vehicle (1)

	September 30, 2013	December 31, 2012
Loans in consolidated securitization vehicle ($ / #)	$77 / 5	$142 / 8
Watch List loans ($ / #)	$27 / 3	$65 / 4
Percentage loans on Watch List	35.1%	45.6%

(1)	All values are in terms of net book value.

IV. Our Results of Operations and Liquidity

Results of Operations

Comparison of Results of Operations: Three Months Ended September 30, 2013 vs. September 30, 2012

($ in thousands, except per share data)

	2013	2012	$ Change	% Change
Income from loans and other investments
Interest and related income	$18,853	$6,944	$11,909	171.5%
Less: Interest and related expenses	4,407	5,147	(740)	(14.4%)

Income (loss) from loans and other investments, net	14,446	1,797	12,649	703.9%

Other expenses
General and administrative	4,048	3,991	57	1.4%

Total other expenses	4,048	3,991	57	1.4%

Impairments, provisions, and valuation adjustments	(136)	14,798	(14,934)	N/A
Income from equity investments in unconsolidated subsidiaries	—	411	(411)	(100.0%)

Income before income taxes	10,262	13,015	(2,753)	(21.2%)
Income tax (benefit) provision	(264)	166	(430)	N/A

Income from continuing operations	$10,526	$12,849	($2,323)	(18.1%)

Loss from discontinued operations, net of tax	—	51	(51)	(100.0%)

Net income	$10,526	$12,900	($2,374)	(18.4%)

Net income attributable to non-controlling interests	(2,206)	(5,901)	3,695	(62.6%)

Net income attributable to Blackstone Mortgage Trust, Inc.	$8,320	$6,999	$1,321	18.9%

Net income from continuing operations per share - diluted	$0.29	$2.82	($2.54)	(89.8%)

Net income per share - diluted	$0.29	$2.84	($2.55)	(89.8%)

Dividends per share	$0.27	$0.00	$0.27	100.0%

Average one-month LIBOR	0.19%	0.24%	(0.1%)	(21.3%)

Income from loans and other investments, net

Interest income increased $11.9 million during the third quarter of 2013 compared to the third quarter of 2012 primarily due to the interest earned on our $1.4 billion of new loan originations during 2013. Interest expense decreased during the same period, primarily as a result of expenses recognized in 2012 related to previously consolidated securitization vehicles. Income from loans and other investments increased $12.6 million on a net basis during the third quarter of 2013 compared to the third quarter of 2012.

General and administrative expenses

General and administrative expenses primarily include our management fees, operating expenses, and various professional fees. General and administrative expenses increased by $57,000 during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The net increase was primarily the result of (i) $2.4 million of management fees to our Manager and $528,000 of additional corporate expenses incurred during 2013, offset by (ii) $2.1 million of professional fees related to the sale of our investment management business and $770,000 of non-cash compensation expenses incurred during the three months ended September 30, 2012. All general and administrative expenses incurred during the third quarter of 2012 related to our former investment management business have been reclassified to loss from discontinued operations.

Impairments, provisions, and valuation adjustments

During the third quarter of 2013, we recognized (i) $464,000 of net unrealized gains on investments held by CT Legacy Partners and (ii) a $600,000 negative valuation adjustment on CT CDO I’s loan classified as held-for-sale. During the third quarter of 2012, we recognized (i) a $12.0 million positive fair value adjustment on our net investment in CT Legacy Asset, LLC, or CT Legacy Asset, a subsidiary of CT Legacy Partners and (ii) a net $2.8 million of recovery of provisions for loan losses.

Other significant items

In December 2012, we sold our investment management business, including CT Investment Management Co., LLC, or CTIMCO and our co-investments in CTOPI and CT High Grade Partners II, LLC. As a result, our 2013 operating results do not include any income or expense items related to our former investment management business, and the income and expense items related to our investment management business in 2012 have been reclassified to loss from discontinued operations.

During the third quarter of 2013, we recorded an income tax benefit of $264,000 related to activities of our taxable REIT subsidiaries. During the third quarter of 2012, we recorded a $166,000 provision primarily related to alternative minimum taxes incurred as a result of our use of net operating losses, or NOLs, to offset 2012 taxable income. All income taxes related to our former investment management business have been reclassified to loss from discontinued operations.

Dividends per share

On September 10, 2013, we declared a dividend of $7.8 million, or $0.27 per share, which was paid on October 15, 2013 to class A common stockholders of record as of September 30, 2013. We did not declare any dividends during the three months ended September 30, 2012.

Comparison of Results of Operations: Nine Months Ended September 30, 2013 vs. September 30, 2012

($ in thousands, except per share data)

	2013	2012	$ Change	% Change
Income from loans and other investments
Interest and related income	$26,327	$28,423	($2,096)	(7.4%)
Less: Interest and related expenses	6,492	33,902	(27,410)	(80.9%)

Income (loss) from loans and other investments, net	19,835	(5,479)	25,314	N/A
Other expenses
General and administrative	9,512	6,314	3,199	50.7%

Total other expenses	9,512	6,314	3,199	50.7%
Impairments, provisions, and valuation adjustments	5,664	22,304	(16,639)	(74.6%)
Gain on deconsolidation of subsidiaries	—	146,380	(146,380)	(100.0%)
Gain on extinguishment of debt	38	—	38	100.0%
Income from equity investments in unconsolidated subsidiaries	—	1,312	(1,312)	(100.0%)

Income before income taxes	16,025	158,204	(146,642)	(89.9%)
Income tax provision	329	467	(138)	(29.6%)

Income from continuing operations	$15,696	$157,736	($146,504)	(90.0%)

Income from discontinued operations, net of tax	—	(863)	863	(100.0%)

Net income	$15,696	$156,873	($145,641)	(90.0%)

Net income attributable to non-controlling interests	(7,743)	(81,038)	73,295	(90.4%)

Net income attributable to Blackstone Mortgage Trust, Inc.	$7,953	$75,835	($72,346)	(89.5%)

Net income from continuing operations per share - diluted	$0.53	$31.39	($30.86)	(98.3%)

Net income per share - diluted	$0.53	$31.03	($30.50)	(98.3%)

Dividends per share	$0.27	$0.00	$0.27	100.0%

Average one-month LIBOR	0.20%	0.24%	($0.00)	(20.0%)

Income from loans and other investments, net

As discussed in Note 3 to our consolidated financial statements, we deconsolidated the assets and liabilities of CT CDOs II and IV in 2012. As a result of this deconsolidation and significant repayments in our portfolio, interest income decreased $2.1 million, or 7.4%, and interest expense decreased by $27.4 million, or 81%, during the first nine months of 2013 compared to the first nine months of 2012. Also, interest expense for 2012 included $10.2 million relating to the acceleration of discount associated with the $83.0 million CT Legacy Partners mezzanine loan. On a net basis, net interest income increased by $25.3 million as the decrease in interest income was less than the reduction in interest expense.

General and administrative expenses

General and administrative expenses primarily include our management fees, operating expenses, and various professional fees. General and administrative expenses increased by $3.2 million during the first nine months of 2013 compared to the first nine months of 2012 primarily due to (i) an increase of $3.4 million of management fees to our Manager, (ii) $872,000 of additional professional fees and other operating costs, (iii) $660,000 of additional expenses of our consolidated securitized vehicles, and (iv) $350,000 of additional non-cash compensation expenses incurred during the nine months ended September 30, 2013. These were partially offset by a decrease of $2.1 million resulting from professional fees related to the sale of our investment management business during the nine months ended September 30, 2012. All general and administrative expenses incurred during the first nine months of 2012 related to our former investment management business have been reclassified to income from discontinued operations.

Impairments, provisions, and valuation adjustments

During the first nine months of 2013, we recognized (i) $4.5 million of net unrealized gains on investments held by CT Legacy Partners and (ii) a $1.2 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale. During the first nine months of 2012, we recognized (i) a $19.6 million positive fair value adjustment on our net investment in CT Legacy Asset, and (ii) a $2.8 million net recovery of provision for loan losses.

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

During the first nine months of 2013, we recorded an income tax provision primarily related to income generated by investments held by taxable REIT subsidiaries. During the first nine months of 2012, we recorded an income tax provision primarily related to alternative minimum taxes incurred as a result of our use of net operating losses, or NOLs, to offset 2012 taxable income. All income taxes related to our former investment management business have been reclassified to loss from discontinued operations.

Dividends per share

On September 10, 2013, we declared a dividend of $7.8 million, or $0.27 per share, which was paid on October 15, 2013 to class A common stockholders of record as of September 30, 2013. We did not declare any dividends during the three months ended September 30, 2012.

Liquidity and Capital Resources

Capitalization

On May 29, 2013, we issued an additional 25,875,000 shares of class A common stock in a public offering at a price of $25.50 per share. We generated net proceeds from the issuance of $633.8 million after underwriter discounts and other offering expenses. Our stockholders’ equity was comprised entirely of 28,801,651 shares of class A common stock as of September 30, 2013.

In addition, as of September 30, 2013, we were party to six repurchase agreements which collectively provide us with $1.7 billion of maximum available credit. As of September 30, 2013, we had aggregate borrowings of $643.0 million outstanding under these facilities. As of September 30, 2013, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.4 years. Refer to Note 10 to our consolidated financial statements for additional details about our repurchase facilities.

As of September 30, 2013, our CT Legacy Portfolio’s consolidated debt obligations included our non-recourse secured notes secured only by certain of our equity interests in the common stock of CT Legacy Partners and the non-recourse securitized debt obligations of CT CDO I. See above discussion of CT Legacy Partners and the related secured notes, as well as the discussion of CT CDO I for further information.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities. The following table sets forth our sources of liquidity ($ in thousands):

	Available Liquidity as of
	September 30, 2013	December 31, 2012
Cash and cash equivalents	$10,283	$15,423
Available borrowings under repurchase facilities	344,541	—

	$354,824	$15,423

See to Note 10 to our consolidated financial statements for additional terms and details of our repurchase facilities.

We currently do not have access to liquidity from our CT Legacy Portfolio, including our equity interests in CT Legacy Partners, our carried interest in CTOPI, and our residual ownership interest in CT CDO I, other than to the extent we received cash distributions from these vehicles. We have received no cash distributions from these vehicles as of September 30, 2013, however we received a cash distribution from our equity interests in CT Legacy Partners on October 11, 2013. Refer to Note 20 to our consolidated financial statements for additional details on this distribution. We expect to realize cash recoveries from each of these portfolios over the next several years.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $643.0 million of outstanding repurchase facilities, our $96.3 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

We have no obligations to provide financial support to CT Legacy Partners, CTOPI, or CT CDO I, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change
Cash flows from operating activities	$14,445	$11,598	$2,847
Cash flows from investing activities	(1,195,694)	126,049	(1,321,743)
Cash flows from financing activities	1,176,109	(133,598)	1,309,707

Net (decrease) increase in cash and cash equivalents	($5,140)	$4,049	($9,189)

We experienced a net decrease in cash of $5.1 million for the nine months ended September 30, 2013, compared to a net increase of $4.0 million for the nine months ended September 30, 2012. The decrease was primarily due to the financing and investing activities associated with our loan origination business.

During the nine months ended September 30, 2013, we (i) generated $633.8 million of net proceeds from the sale of our class A common stock, (ii) borrowed $643.0 million under our repurchase facilities, and (iii) collected $242.8 million of proceeds from loans receivables. We used the proceeds from our debt and equity financing activities and loan repayments to originate $1.4 billion of new loans during the nine months ended September 30, 2013. Refer to Note 12 and Note 10 to our consolidated financial statements for additional discussion of our sale of shares of class A common stock and our repurchase facilities, respectively. Refer to Note 5 to our consolidated financial statements for further discussion of our loan origination activity.

Our consolidated statements of cash flows also include the cash inflows and outflows of the consolidated entities described in Note 3 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures. As discussed above, we do not have access to the liquidity in our CT Legacy Portfolio other than to the extent we receive cash distributions.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

During the nine months ended September 30, 2013, we recorded a current income tax provision of $329,000 related to our taxable REIT subsidiaries. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs and net capital losses, or NCLs, is significantly limited by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust, Inc. As of December 31, 2012, we had net operating losses, or NOLs, of $161.5 million and net capital losses, or NCLs, of $121.4 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $2.0 million will expire in 2013, $87.4 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of September 30, 2013, tax years 2009 through 2012 remain subject to examination by taxing authorities.

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

V. Loan Portfolio Details

The following table provides details of the Loan Origination segment’s portfolio, on a loan-by-loan basis ($ in millions):

Loan Origination Segment’s Loans Receivable as of September 30, 2013

													Risk Rating as of
	Loan Type	Principal Balance	Book Value	Cash Coupon (1)		All-in Yield (1)		Maximum Maturity (2)		Geographic Location	Property Type	Origination LTV	September 30, 2013	December 31, 2012
Loan 1	Sr. mortgage	$291.5	$290.1	L + 3.80	%(3)	L + 3.98	%(3)	6/15/2018		West	Office	53%	2	N/A
Loan 2	Sr. mortgage	140.0	139.7	L + 3.70%		L + 3.83%		9/30/2020		Northeast	Multifamily	67%	3	N/A
Loan 3	Sr. mortgage	109.8	109.7	L + 5.25%		L + 8.20%		7/9/2014		Northeast	Multifamily	65%(4)	3	N/A
Loan 4	Sr. mortgage	87.2	86.6	L + 4.25%		L + 4.52%		8/10/2018		Diversified	Hotel/Office	61%	3	N/A
Loan 5	Sr. mortgage	81.0	80.6	L + 3.85%		L + 4.03%		7/9/2018		Southeast	Multifamily	75%	2	N/A
Loan 6	Sr. mortgage	69.2	69.0	L + 3.95	%(3)	L + 4.05	%(3)	6/9/2018		West	Office	72%	2	N/A
Loan 7	Sr. mortgage	68.0	67.7	L + 4.00%		L + 4.23%		6/10/2016	(5)	Northeast	Office	68%	3	N/A
Loan 8	Sr. mortgage	64.0	64.3	L + 8.00	%(6)	L + 9.46	%(6)	2/9/2015	(5)	Northeast	Land	69%	3	N/A
Loan 9	Sr. mortgage	57.1	56.5	L + 3.85%		L + 4.24%		10/10/2018		Diversified	Multifamily	76%	3	N/A
Loan 10	Sr. mortgage	48.4	48.5	L + 5.00	%(7)	L + 5.68	%(7)	12/9/2016		Midwest	Hotel	53%	3	N/A
Loan 11	Sr. mortgage	46.3	45.8	L + 4.25%		L + 4.64%		7/10/2018		Southwest	Hotel	69%	3	N/A
Loan 12	Sr. mortgage	45.9	45.0	L + 5.00%		L + 6.07%		8/9/2018	(5)	Southeast	Office	73%	3	N/A
Loan 13	Sr. mortgage	43.5	43.1	L + 4.50%		L + 5.11%		7/16/2017		Northeast	Retail	69%	3	N/A
Loan 14	Sr. mortgage	42.6	42.1	L + 3.85%		L + 4.29%		9/10/2018		Diversified	Multifamily	77%	3	N/A
Loan 15	Sr. mortgage	37.5	37.1	L + 3.85%		L + 4.04%		8/9/2018		Midwest	Office	68%	3	N/A
Loan 16	Sr. mortgage	32.9	32.9	L + 3.95%		L + 4.20	%(6)	8/9/2017		Southwest	Hotel	51%	3	N/A
Loan 17	Sr. mortgage	27.1	27.1	L + 3.87%		L + 3.87%		7/7/2017	(5)	Northeast	Hotel	32%	1	N/A

		$1,292.0	$1,285.8	L + 4.31%		L + 4.88%		4.3 years				64%	2.6	N/A

(1)	All loans are floating rate loans indexed to LIBOR as of September 30, 2013. LIBOR was 0.18% as of September 30, 2013.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	Minimum LIBOR floor of 0.20%.
(4)	The gross origination LTV for this loan is 79%. After giving effect to a recourse guaranty, the net origination LTV is 65%.
(5)	Represents a pari passu participation in a senior mortgage loan.
(6)	Minimum LIBOR floor of 0.50%.
(7)	Minimum LIBOR floor of 1.00%.

The following tables provide details of our CT Legacy Portfolio segment loan portfolios, on a loan-by-loan basis ($ in millions):

CT Legacy Partner’s Loans Receivable as of September 30, 2013

		Principal	Book	Cash		All-in		Maximum	Geographic	Property	Risk Rating as of
	Loan Type	Balance	Value (1)	Coupon (2)		Yield (2)		Maturity (3)	Location	Type	September 30, 2013	December 31, 2012
Loan 1	Mezzanine	$19.7	$20.0	8.00%		8.00%		9/1/14	Northeast	Office	2	2
Loan 2	Sr. mortgage	16.3	11.0	L + 4.00	%(4)	L + 4.00	%(4)	5/1/16	Northeast	Office	6	8
Loan 3	Sr. mortgage	15.0	14.6	L + 4.00	%(4)	L + 4.00	%(4)	12/9/14	West	Hotel	4	4
Loan 4 (5)	Mezzanine	14.3	11.9	L + 2.76%		L + 2.76%		N/A	Southeast	Hotel	8	5
Loan 5	Mezzanine	8.0	5.0	L + 4.75%		L + 4.75%		10/9/13	Northeast	Office	5	3
Loan 6	Mezzanine	4.4	3.6	8.77%		8.77%		2/1/16	Northeast	Office	4	4
Other (6)	Various	98.3	—	N/A		N/A		Various	Various	Various	8	8

		$176.0	$66.1	5.13	%(7)	5.13%		1.1 years			6.6	6.4

(1)	Represents the fair value of each loan as of September 30, 2013.
(2)	All floating rate loans are indexed to LIBOR as of September 30, 2013. LIBOR was 0.18% as of September 30, 2013.
(3)	Maximum maturity date assumes all extension options are exercised.
(4)	Minimum LIBOR floor of 2.00%.
(5)	Includes three loans receivable investments, each of which are 100% impaired as of September 30, 2013.
(6)	Weighted average includes LIBOR of 0.18% for floating rate loans.
(7)	Loan is in maturity default as of September 30, 2013.

CT CDO I’s Loans Receivable as of September 30, 2013

		Principal	Book	Cash	All-in	Maximum	Geographic	Property	Risk Rating as of
	Loan Type	Balance	Value	Coupon (1)	Yield (1)	Maturity (2)	Location	Type	September 30, 2013	December 31, 2012
Loan 1	Sub. mortgage	$30.0	$30.0	L + 3.25%	L + 7.44%	5/9/14	West	Hotel	2	4
Loan 2	Sub. mortgage	27.0	27.0	L + 3.53%	L + 3.53%	10/9/13	Northeast	Office	5	3
Loan 3	Sub. mortgage	20.0	20.0	L + 5.06%	L + 5.06%	10/9/13	Diversified	Office	2	2
Other (3)	Various	18.0	—	N/A	N/A	Various	Various	Various	8	8

		$95.0	$77.0	L + 3.82%	L + 5.45%	0.2 years			4.0	4.1

(1)	All loans are floating rate loans indexed to LIBOR as of September 30, 2013. LIBOR was 0.18% as of September 30, 2013.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	Includes two loans receivable investments, each of which are 100% impaired as of September 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Loan Origination Portfolio

Our Loan Origination investments are exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

September 30, 2013
Cash flow exposure to interest rates (1)
Floating rate assets	$1,291,988
Floating rate debt	(643,040)

Net floating rate exposure	$648,948

Weighted-average cash coupon (2)	L + 4.31%

Net income impact from 100 bps increase in LIBOR (3)	$6,489

(1)	All values are in terms of face or notional amounts.
(2)	LIBOR was 0.18% as of September 30, 2013.
(3)	Excludes the impact of LIBOR floors on certain of our loans receivable investments.

CT Legacy Partners

Our investment in CT Legacy Partners is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

September 30, 2013
Cash flow exposure to interest rates(1)
Floating rate assets	$53,669
Weighted-average cash coupon (2)	L + 3.78%

Net income impact from 100 bps increase in LIBOR (3)
$537

(1)	All values are in terms of face or notional amounts, and exclude investments from which we do not expect any future cash flows.
(2)	LIBOR was 0.18% as of September 30, 2013.
(3)	Excludes the impact of LIBOR floors on certain of our loans receivable investments.

CT CDO I

Our investment in CT CDO I is exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

September 30, 2013
Cash flow exposure to interest rates(1)
Floating rate assets	$77,000
Floating rate debt	(74,203)

Net floating rate exposure	$2,797

Weighted-average cash coupon (2)	L + 3.82%

Net income impact from 100 bps change in LIBOR	$28

(1)	All values are in terms of face or notional amounts, and exclude investments from which we do not expect any future cash flows.
(2)	LIBOR was 0.18% as of September 30, 2013.

CTOPI

Although our carried interest investment in CTOPI generally relates to a portfolio of interest earning assets, our economic interest in this portfolio relates primarily to the realization of investments purchased at a discount by CTOPI. Accordingly, our investment in this portfolio is not exposed to a significant degree of interest rate risk. Refer to Note 9 to our consolidated financial statements for additional discussion of CTOPI.

Secured Notes

Although our secured notes are interest-bearing liabilities, they contain prepayment provisions such that we will ultimately be required to pay $11.1 million to satisfy these obligations. Accordingly, we are not exposed to any interest rate risk under our secured notes. Refer to Note 10 to our consolidated financial statements for additional discussion of our secured notes.

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

Market Risks

Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depends upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any material legal proceedings.

ITEM 1A:	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2013 and June 30, 2013.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

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

	10.1	Amendment No. 1 to Master Repurchase Agreement, dated as of September 23, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC

	10.2	Amendment No. 1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A.

	10.3	Joinder Agreement, dated as of September 23, 2013, by Parlex 1 Finance, LLC, Parlex 3 Finance LLC and Bank of America, N.A.

	10.4	Summary of Non-Employee Director Compensation

	10.5	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan

	10.6	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan

	31.1	Certification of Stephen D. Plavin, Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	32.1	Certification of Stephen D. Plavin, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	32.2	Certification of Geoffrey G. Jervis, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.1	Section 13(r) Disclosure

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.
*	Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2013 and 2012; (iv) the Consolidated Statements of Changes in (Deficit) Equity for the nine months ended September 30, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

BLACKSTONE MORTGAGE TRUST, INC.

[October 29, 2013]	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

[October 29, 2013]	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Principal Accounting Officer