Form 10-K
period 2013-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2014-02-18
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $637,303,991 as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 11, 2014, there were 39,276,651 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “BXMT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I.

ITEM 1.	BUSINESS

References herein to “Blackstone Mortgage Trust,” “company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Our Company

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. Our business plan is to create the premier global commercial real estate lending platform and to originate, acquire and manage commercial real estate loans and securities and other commercial real estate-related debt instruments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.”

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

Our business is organized into two operating segments: the Loan Origination segment and the CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to legacy investments that precede the re-launch of our business in May 2013.

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

Our principal executive offices are located at 345 Park Avenue, 42nd Floor, New York, New York 10154, and our telephone number is (212) 655-0220. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.

Our Manager

We are externally managed and advised by our Manager, which is responsible for administering our business activities and day-to-day operations and providing us our executive management team, investment team and appropriate support personnel.

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of real estate funds, private equity funds, hedge fund solutions, credit-oriented funds and closed-end funds. Blackstone also provides various financial advisory services, including financial and strategic advisory, restructuring and reorganization advisory and fund placement services. Through its different businesses, Blackstone had total assets under management of approximately $265.8 billion as of December 31, 2013.

In connection with the performance of its duties, our Manager benefits from the resources, relationships and expertise of Blackstone’s global real estate group, which is the largest private equity real estate manager in the world with $79.4 billion of investor capital under management as of December 31, 2013. Blackstone’s real estate group was co-founded in 1991 by John G. Schreiber, who currently serves as a member of our board of directors and is the chairman of our Manager’s investment committee. Jonathan D. Gray, who serves as global head of Blackstone’s real estate group, is a member of the board of directors of Blackstone and is a member of our Manager’s investment committee. In addition to the 193 professionals who are part of the global Blackstone real estate platform as of December 31, 2013, our Manager benefits from Blackstone’s global relationships with property owners, managers, lenders, brokers and advisors and the real-time knowledge derived from its broadly diversified real estate holdings.

Within Blackstone’s real estate group, our Manager forms part of Blackstone Real Estate Debt Strategies, or BREDS, which was launched by Blackstone in 2008 to pursue opportunities relating to debt and preferred equity investments globally, with a focus on the United States and Europe. Michael B. Nash, the chief investment officer and co-founder of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. As of December 31, 2013, 46 dedicated BREDS professionals managed approximately $9.0 billion of assets (including Blackstone Mortgage Trust and assets previously under Blackstone Mortgage Trust’s management).

Our chief executive officer, chief financial officer, and other executive officers are senior BREDS professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.

Sale of Investment Management Platform

On December 19, 2012, we completed the disposition of our investment management and special servicing business to Blackstone for a purchase price of $21.4 million. The sale included our equity interests in CT Investment Management Co., LLC, or CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, a subsidiary that held certain legacy assets. We refer to the entire transaction as our Investment Management Business Sale. Pursuant to the terms of the Investment Management Business Sale, we are now managed by our Manager pursuant to terms and conditions of our Management Agreement. In addition, Blackstone received the right to designate two members of our board of directors. On December 19, 2012, we also closed our sale to Blackstone of 500,000 shares of our class A common stock for a purchase price of $10.0 million.

Our Investment Strategy

Our investment strategy is to originate loans and invest in debt and related instruments supported by institutional quality commercial real estate in attractive locations. Through our Manager, we draw on Blackstone’s extensive real estate debt investment platform and its established sourcing, underwriting and structuring capabilities in order to execute our investment strategy. In addition, we benefit from our access to Blackstone’s extensive network and substantial real estate and other investment holdings, which provide our Manager access to market data on a scale not available to many competitors. While the majority of our capital likely will continue to be invested in the United States, we expect to benefit from Blackstone’s global real estate debt platform, which includes a team of nine investment professionals based in London that focuses on commercial real estate debt investment opportunities throughout Europe.

We benefit from Blackstone’s real estate debt investment expertise in order to directly originate, co-originate and acquire debt instruments in conjunction with acquisitions, refinancings and recapitalizations of commercial real estate around the world. In the case of loans we acquire, we focus on performing loans that are supported by well-capitalized properties and portfolios. We believe that the scale and flexibility of our capital, as well as our Manager’s and its affiliates’ relationships, enables us to target strong sponsors and invest in debt collateralized by large, high-quality assets and portfolios.

As market conditions evolve over time, we expect to adjust our investment strategy to adapt to such changes as appropriate. We believe there are significant opportunities among our target assets that currently present attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy and target assets. We believe that the diversification of the portfolio of assets that we acquire, our ability to aggressively manage our target assets, and the flexibility of our strategy will position us to generate attractive long-term returns for our stockholders in a variety of market conditions.

Our Target Assets

The assets in which we intend to invest will include the following types of commercial real estate loans and other debt-oriented investments, focusing primarily on the office, lodging, retail, industrial, residential and healthcare real estate sectors in the United States and Europe, including, but not limited to:

Senior Mortgage Loans

Our business is focused on originating senior mortgage loans that are backed by commercial real estate assets. These loans are secured by real estate and evidenced by a first priority mortgage. These loans may vary in duration, may bear interest at a fixed or floating rate, may amortize, and typically require a balloon payment of principal at maturity. These investments may encompass a whole loan or may also include pari passu participations within such a mortgage loan.

Subordinate Loans

Although originating senior mortgage loans is our primary area of focus, we also originate subordinate loans, including subordinate mortgage interests and mezzanine loans.

Subordinate Mortgage Interests

These are interests, often referred to as “B Notes,” in a junior portion of the mortgage loan. Subordinate mortgage interests have the same borrower and benefit from the same underlying secured obligation and collateral as the holder of a mortgage loan. These subordinate interests may include pari passu participations within such interest and may also be evidenced by their own promissory notes or may be evidenced by a junior participation in a mortgage loan. In either case, the interests are subordinated to the “A Note” or senior participation interest by virtue of a contractual arrangement, which typically governs payment priority and each party’s rights and remedies with respect to the mortgage loan. As a general matter, following a default under the mortgage loan, all amounts are paid sequentially first to the A Note or senior participation interest and then to the B Note or subordinate participation interest. The holder of the senior participation interest typically has the exclusive authority to administer the loan, granting the holder of the subordinate mortgage interest discretion over specified major decisions; however, in the event that the loan becomes non-performing, the holder of the subordinate mortgage interest typically has effective control over the remedies relating to the enforcement of the mortgage loan, including ultimate control of the foreclosure process. In some cases, there may be multiple senior and/or junior interests in a single mortgage loan.

Mezzanine Loans

These are loans (including pari passu participations in such loans) made to the owners of a mortgage borrower and secured by a pledge of equity interests in the mortgage borrower. These loans are subordinate to a first mortgage loan but senior to the owners’ equity. These loans may be tranched into senior and junior mezzanine loans, with the junior mezzanine lenders secured by a pledge of the equity interests in the more senior mezzanine borrower. Following a default on a mezzanine loan, and subject to negotiated terms with the mortgage lender or other mezzanine lenders, the mezzanine lender generally has the right to foreclose on its equity interest and become the owner of the property, directly or indirectly, subject to the lien of the first mortgage and any debt senior to it including any outstanding senior mezzanine debt. In addition, the mezzanine lender typically has additional rights vis-à-vis the more senior lenders, including the right to cure defaults under the mortgage loan and any senior mezzanine loan and purchase the mortgage loan and any senior mezzanine loan, in each case under certain circumstances following a default on the mortgage loan.

Other Loans and Investments

In addition to originating or purchasing senior mortgage loans and subordinate loans, we may invest in other commercial real estate loans, preferred equity, and other debt-oriented investments such as real estate securities or note financings.

Preferred Equity

These are investments subordinate to any junior mezzanine loan, but senior to the owners’ common equity. Preferred equity investments pay a dividend, rather than interest payments and often have the right for such dividends to accumulate if there is insufficient cash flow to pay the dividend currently. These interests are not secured by the underlying real estate, but upon the occurrence of a default, the preferred equity provider typically has the right to effectuate a change of control with respect to the ownership of the property.

Real Estate Securities

These are interests in real estate which may take the form of commercial mortgage-backed securities, or CMBS, or collateralized loan obligations, or CLOs. In each case, these interests are collateralized by pools of real estate debt instruments, often first mortgage loans. The underlying loans are aggregated into a pool and sold as securities to different investors. Under the pooling and servicing agreements that govern these pools, the loans are administered by a trustee and servicers, which act on behalf of all investors and distribute the underlying cash flows to the different classes of securities in accordance with their seniority and terms.

Note Financing

These are loans secured by other mortgage loans, subordinate mortgage interests, and mezzanine loans. Following a default under a note financing, the lender providing the note financing would succeed to the rights of lender on the underlying loan interests.

The allocation of our capital among our target assets will depend on prevailing market conditions at the time we invest and may change over time in response to different prevailing market conditions, including with respect to interest rates and general economic and credit market conditions. In addition, in the future we may invest in assets other than our target assets, in each case, subject to maintaining our qualification as a REIT for U.S. federal income tax purposes and our exclusion from regulation under the Investment Company Act. Such other assets may include, among other things, other commercial real estate-related debt investments, such as loans to REITs and real estate operating companies, or REOCs, and corporate bonds of REITs and REOCs; construction/rehabilitation loans; loans to providers of real estate net lease financing; other real estate-related financial assets and investments, including preferred stock and convertible debt securities of REITs and REOCs; credit default swaps and other derivative securities; CDOs; and non-real estate-related debt investments.

Our Portfolio

For information regarding our Loan Origination segment’s portfolio as of December 31, 2013, see Item 7 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Origination Portfolio” and – “V. Loan Portfolio Details” in this Annual Report on Form 10-K.

Investment Guidelines

Our board of directors has approved the following investment guidelines:

•	no investment shall be made that would cause us to fail to qualify as a REIT under the Internal Revenue Code;

•	no investment shall be made that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act;

•

our Manager shall seek to invest our capital in a broad range of investments in or relating to public and/or private debt, non-controlling equity, loans and/or other interests relating to real estate assets (including pools thereof), real estate companies, and/or real estate-related holdings;

•

prior to the deployment of capital into investments, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonable determined by our Manager to be of high quality;

•

not more than 25% of our Equity, as defined in the Management Agreement with our Manager, will be invested in any individual investment without the approval of a majority of the investment risk management committee of our board of directors; and

•	any investment in excess of $150.0 million requires the approval of a majority of the investment risk management committee of our board of directors.

These investment guidelines may be amended, restated, modified, supplemented or waived pursuant to the approval of a majority of our board of directors, which must include a majority of the independent directors, without the approval of our stockholders.

Financing Strategy and Financial Risk Management

In addition to raising capital through public offerings of our equity securities, our financing strategy includes secured and unsecured repurchase and other credit facilities, securitizations, resecuritizations, and public and private, secured and unsecured debt issuances by us or our subsidiaries. In addition to our current repurchase facilities, asset-specific financings, and convertible notes, we may access additional repurchase facilities, asset-specific financings, debt issuances or more traditional borrowings such as credit facilities.

The amount of leverage we may employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility and other risks of those assets and the financing counterparties, and availability of particular types of financing at the then-current time and the financial covenants governing our then outstanding indebtedness. Our decision to use leverage to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 4-to-1. We will endeavor to match the terms and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to minimize the risks associated with recourse borrowing.

Subject to maintaining our qualification as a REIT, we may, from time to time, engage in hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate or currency swaps or cap agreements, options, futures contracts, forward rate or currency agreements or similar financial instruments.

Competition

We are engaged in a competitive business. In our lending and investment activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Blackstone and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns.

In the face of this competition, we have access to our Manager’s and Blackstone’s professionals and their industry expertise, which we believe provide us with a competitive advantage and help us assess risks and determine appropriate pricing for certain potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A – “Risk Factors – Risks Related to Our Lending and Investment Activities – We operate in a competitive market for lending and investment opportunities which has recently intensified, and competition may limit our ability to originate or acquire desirable loans and investments in our target assets and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operation.”

Employees

We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager.

Government Regulation

Our operations in the United States are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Furthermore, our international activities are also subject to local regulations.

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

Furthermore, we have formed several taxable REIT subsidiaries, or TRS. Any TRS we own will pay federal, state and local income tax on its net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Website Access to Reports

We maintain a website at www.bxmt.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital;

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

•

events, contemplated or otherwise, such as acts of God including hurricanes, earthquakes, and other natural disasters, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	the cost of operating our business, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly traded company;

•

authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission, or SEC, the Internal Revenue Service, or IRS, the New York Stock Exchange, or NYSE, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

•	other factors, including those items discussed in risk factors set forth below.

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

We seek to invest primarily in debt in or relating to real estate-related businesses, assets or interests. Any deterioration of real estate fundamentals generally, and in the United States and Europe in particular, could negatively impact our performance by making it more difficult for entities in which we have an investment, or “borrower entities,” to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control. The value of securities of companies that service the real estate business sector may also be affected by such risks.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition and results from operations. In addition, while improved real estate fundamentals have resulted in increased investment opportunities for us, market conditions relating to real estate debt investments have evolved since the global financial crisis, which has resulted in a modification to certain loan structures and/or market terms. Any such changes in loan structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.

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

Interest rate fluctuations could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates may also negatively affect demand for loans and could result in higher borrower default rates.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

Prepayment rates may adversely affect the yield on our loans and other investments and the value of our portfolio of assets.

In periods of declining interest rates, prepayment rates on loans generally increase. If general interest rates decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

The lack of liquidity in certain of our target assets may adversely affect our business.

The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as mortgages, B Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

While our loans and investments focus primarily on “performing” real estate related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “non-performing” following our acquisition thereof. Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

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

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes and servicers under intercreditor or servicing agreements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or servicing with respect to the management of an asset.

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

We may from time to time originate or acquire B Notes, mezzanine loans and other investments that are subordinated or otherwise junior in an issuer’s capital structure (such as preferred equity) and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual intercreditor and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

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

Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.

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

We may invest in loans which fund the construction of commercial properties. Construction lending generally is considered to involve a higher degree of risk than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion.

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

We may invest a material portion of our capital in assets outside the United States if our Manager deems such investments appropriate in its discretion. To the extent that we invest in non-domestic real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

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

•

certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits on investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and

•	potentially adverse tax consequences.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition.

The ongoing Eurozone financial crisis may have an adverse effect on investments in Europe and could result in the exit of one or more member states from the Eurozone or a breakup of the Eurozone entirely, which creates uncertainty and could affect our investments directly.

A portion of our investments consists of assets secured by European collateral. The ongoing situation relating to the sovereign debt of several countries, including Greece, Ireland, Italy, Spain and Portugal, together with the risk of contagion to other more financially stable countries, has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.

In addition, we hold assets that are denominated in British pounds sterling and may hold assets in the future denominated in Euros. Further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

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

Transactions denominated in foreign currencies subject us to foreign currency risks.

We hold assets denominated in British pounds sterling, and may acquire assets denominated in Euros or other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

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

We operate in a competitive market for lending and investment opportunities which has recently intensified, and competition may limit our ability to originate or acquire desirable loans and investments in our target assets and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operation.

We operate in a competitive market for lending and investment opportunities, which recently has intensified. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process and potentially results in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net proceeds and, thus, increase any such loss.

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

Any investments we make in CMBS, CLOs, CDOs and other similar structured finance investments would pose additional risks, including the risks of the securitization process and the risk that any special servicer may take actions that could adversely affect our interests.

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

With respect to the CMBS, CLOs and CDOs in which we may invest, control over the related underlying loans will be exercised through a special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests.

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

Many of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated (as is typically the case for private loans) or will be rated as non-investment grade by the rating agencies. Private loans often are not rated by credit rating agencies. Non-investment grade ratings typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the underlying properties’ cash flow or other factors. As a result, these investments should be expected to have a higher risk of default and loss than investment-grade rated assets. Any loss we incur may be significant and may adversely affect our results of operations and financial condition. There are no limits on the percentage of unrated or non-investment grade rated assets we may hold in our investment portfolio.

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

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments not traded on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and

“asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also typically not subject to the same type of investor protections or governmental regulation as exchange traded instruments.

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

Additionally, our results of operations for a given period could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Risks Related to Our Financing and Hedging

We may incur a significant amount of debt, which may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our master repurchase agreements impose, and additional lending facilities may impose, restrictive covenants, which would restrict our flexibility to determine our operating policies and investment strategy.

We borrow funds under master repurchase agreements with various counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, our master repurchase agreements require us to maintain a certain amount of cash or set aside assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly. In addition, lenders may require that our Manager or one or more of our Manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt facilities. Further, this could also make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Our master repurchase agreements require, and bank credit facilities, repurchase agreements or other financing that we may use in the future to finance our assets may require, us to provide additional collateral or pay down debt.

Our master repurchase agreements with various counterparties, any bank credit facilities (including term loans and revolving facilities), and additional repurchase agreements or other financing we may enter into in the future, would involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin would reduce our cash available to make other, higher yielding investments (thereby decreasing our return on equity). If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our loans may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital.

Our use of leverage may create a mismatch with the duration and index of the investments that we are financing.

We intend to structure our leverage such that we minimize the difference between the term of our investments and the leverage we use to finance such investments. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

We attempt to structure our leverage such that we minimize the difference between the index of our investments and the index of our leverage – financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

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

To the extent that our financing costs will be determined by reference to floating rates, such as LIBOR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

Accounting for derivatives under GAAP is extremely complicated. Any failure by us to account for our derivatives properly in accordance with GAAP on our consolidated financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges.

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

Our ability to fund our investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our class A common stock.

We will need to periodically access the capital markets to raise cash to fund new investments. Unfavorable economic or capital market conditions, such as the severe dislocation in the capital and credit markets that existed during the recent economic recession, may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets, such as the dislocation that existed during the recent economic recession, could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any additional financing on favorable terms or at all.

Any warehouse facilities that we may obtain in the future may limit our ability to originate or acquire assets, and we may incur losses if the collateral is liquidated.

We may utilize, if available, warehouse facilities pursuant to which we would accumulate loans in anticipation of a securitization or other financing, which assets would be pledged as collateral for such facilities until the securitization or other transaction is consummated. In order to borrow funds to originate or acquire assets under any future warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to originate or acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization or other financing would be consummated with respect to the assets being warehoused. If the securitization or other financing is not consummated, the lender could demand repayment of the facility, and in the event that we were unable to timely repay, could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization or other financing is consummated, if any of the warehoused collateral is sold before the completion, we would have to bear any resulting loss on the sale.

We may use securitizations to finance our loans and investments, which may expose us to risks that could result in losses.

We may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new investments. This would involve creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of portfolio investments. We may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Additionally, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our portfolio investments might expose us to losses, as the residual portfolio investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment partners.

We currently guarantee certain obligations of our subsidiaries under the various master repurchase agreements that provide for significant aggregate borrowings and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. In the future we may also agree to guarantee indebtedness incurred by a joint venture or co-investment partner. Such a guarantee may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We are subject to counterparty risk associated with our debt obligations.

Our counterparties for critical financial relationships may include both domestic and international financial institutions. Many of them have been severely impacted by the recent credit market turmoil and have been experiencing financial pressures. In the past, certain of our counterparties have filed for bankruptcy, leading to financial losses for us.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

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

In addition, some hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions, and the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price.

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

We intend to record derivative and hedging transactions in accordance with FASB ASC 815, Derivatives and Hedging. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the FASB ASC 815 definition of a derivative (such as short sales), we fail to satisfy FASB ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

If we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements which could materially adversely affect our business and financial condition.

Rules under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under this regulatory framework, mortgage real estate investment trusts, or mREITs, that trade in commodity interest positions (including swaps) are considered “commodity pools” and the operators of such mREITs would be considered “commodity pool operators,” or CPOs. Absent relief, a CPO must register with the U.S. Commodity Futures Trading Commission, or CFTC, and become a member of the National Futures Association, or NFA, which requires compliance with NFA’s rules and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct. We may from time to time, directly or indirectly, invest in instruments that meet the definition of “swap” under the new rules which may subject us to oversight by the CFTC. Our board of directors has appointed our Manager to act as our CPO in the event we are deemed a commodity pool.

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

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including their anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive interpretive relief from the CFTC on this matter, are unable to claim an exemption from registration and fail to comply with the regulatory requirements of these new rules, we may be unable to use certain types of hedging instruments or we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could adversely affect our results of operations and financial condition.

Risks Related to Our Relationship with Our Manager and its Affiliates

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

We will pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we may be required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

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

We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Blackstone has appointed two nominees to serve on our board of directors (one of whom serves as executive chairman of our board of directors), and Stephen D. Plavin, our chief executive officer and a member of our board, Paul D. Quinlan, our chief financial officer and our other executive officers are also executives of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•

Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore may compete with us. In particular, Blackstone Real Estate Debt Strategies, or BREDS, part of Blackstone’s real estate investment business, seeks to invest in a broad range of real estate-related debt investments via several different investment funds, managed accounts and other vehicles.

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

•

Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or policies of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto), which we refer to as the Blackstone Funds. The respective investment guidelines and programs of our business and the Blackstone Funds may or may not overlap, in whole or in part, and if there is any such overlap investment opportunities will be allocated between us and the Blackstone Funds in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Funds. In particular, while the primary investment strategies of Blackstone Mortgage Trust and Blackstone’s latest flagship successor real estate debt fund, Blackstone Real Estate Debt Strategies II, L.P., or BREDS II, are materially different in that Blackstone Mortgage Trust will generally seek to invest primarily in senior mortgage loans and other similar interests and BREDS II will generally seek to invest primarily in junior mortgage debt (e.g., B Notes) and mezzanine debt, a significant portion of the capital of BREDS II may nonetheless be invested in investments that would also be appropriate for Blackstone Mortgage Trust. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Funds that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

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

•

Investments in Different Levels or Classes of an Issuer’s Securities. From time to time, we and the Blackstone Funds may make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Fund in an equity or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Funds. Such investments may conflict with the interests of such Blackstone Funds in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any such conflicts in a fair and equitable manner in accordance with the Allocation Policy and its prevailing policies and procedures with respect to conflicts resolution among the Blackstone Funds generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

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

Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors. Those investment guidelines, as well as our financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without the consent of our stockholders. This could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report. These changes could adversely affect our results of operations and financial condition.

We must manage our portfolio so that we do not become an investment company that is subject to regulation under the Investment Company Act.

We conduct our operations so that we avail ourselves of the statutory exclusion provided in Section 3(c)(5)(C) for companies engaged primarily in investment in mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, we must maintain, on the basis of positions taken by the SEC’s Division of Investment Management, or the Division, in interpretive and no-action letters, a minimum of 55% of the value of our total assets in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances.

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

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements – whether under the Dodd-Frank Act, Basel III, or other regulatory action – are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, expands the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or Treasury, engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Hilton Worldwide, Inc., Travelport Limited and SunGard Data Systems Inc., which may be considered affiliates of Blackstone, and therefore our affiliates, have publicly filed and/or provided to Blackstone the disclosures reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in our reports, and the SEC is required to post those notices of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Actions of the U.S. government, including the U.S. Congress, Federal Reserve Board, Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and may adversely affect our business.

In July 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have an adverse effect on our business.

In addition, the Federal Reserve Board, Treasury and other governmental and regulatory bodies have taken or are taking other actions to address the global financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

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

The terms of CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income must exceed interest expense by a certain ratio. Certain of our CT CDOs provide that, if defaults, losses, or rating agency downgrades cause a decline in collateral value or cash flow levels, the cash flow otherwise payable to our retained subordinated classes may be redirected to repay classes of CDOs senior to ours until the tests are returned to compliance. We have breached these tests and cash flow has been redirected for our consolidated CDO. Once breached there is no certainty about when or if the cash flow redirection will remedy the tests’ failure or that cash flow will be restored to our subordinated classes. We currently do not receive cash payments from our consolidated CDO, which has caused a material deterioration in our cash flow available for operations, debt service and debt repayments.

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

Under the agreements that govern the Blackstone Transactions, we have retained responsibility for certain liabilities of our historical investment management and special servicing business, which could be substantial.

Under the purchase and sale agreement, dated September 27, 2012, or Purchase Agreement, by and between us and Huskies Acquisition, LLC, or Huskies Acquisition, an affiliate of Blackstone, relating to our December 19, 2012 disposition of our investment management and special servicing business, including CTIMCO, and related private investment fund co-investments, we are required to indemnify Huskies Acquisition and its affiliates for all pre-closing liabilities relating to our prior ownership, management and operation of our historical investment management and special servicing business. The Purchase Agreement does not limit the duration of our obligations to Huskies Acquisition or its affiliates with respect to these indemnities. In the event that the amount of these liabilities were to exceed our expectations, we could be responsible to Huskies Acquisition and its affiliates for substantial indemnification obligations, which could adversely affect our results of operations and financial condition. In addition, claims for indemnification could result in conflicts with our Manager.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our ability to timely prepare consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely adversely affect our stock price significantly.

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

REITs, in certain circumstances, may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state and local taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state and local taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

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

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the Internal Revenue Service, or IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our class A common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our company.

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

We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares of our class A common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our class A common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager or other affiliates of Blackstone and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions to or departures of our Manager’s or Blackstone’s key personnel;

•	speculation in the press or investment community;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our class A common stock, and would result in increased interest expenses on our debt;

•	failure to maintain our REIT qualification or exclusion from Investment Company Act regulation;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions, and trends including inflationary concerns, and the current state of the credit and capital markets;

•

significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, including Blackstone Mortgage Trust, which is not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our class A common stock or REITs generally; and

•	uncertainty surrounding the strength of the U.S. economic recovery particularly in light of the recent debt ceiling and budget deficit concerns.

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

Because a limited number of stockholders, including affiliates of our Manager and members of our management team, own a substantial number of our shares, in addition to Blackstone’s board designation rights, they have the power to make decisions or take actions that may be detrimental to your interests.

Our directors and executive officers, along with vehicles for the benefit of their families, collectively own and control 257,786 shares of our class A common stock, representing approximately 0.7% of our outstanding shares of class A common stock as of February 11, 2014. Blackstone and certain of its affiliates, with whom three of our directors are associated, owns 2,800,215 shares of our class A common stock, which represented approximately 7.1% of our outstanding class A common stock as of February 11, 2014. By virtue of their voting power, in addition to Blackstone’s board designation rights, these stockholders have the power to significantly influence our business and affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by these stockholders over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions which would be in the best interests of our stockholders and would result in receipt of a premium to the price of our class A common stock (and even if such change in control would not reasonably jeopardize our REIT status), and might negatively affect the market price of our class A common stock.

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

Maryland Takeover Statutes. We are subject to the Maryland Business Combination Act, which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to stockholders. “Business combinations” between such a third party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by stockholders; and

•	two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if the transaction complies with a minimum price and form of consideration requirements prescribed by the statute.

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our former chairman of the board, and his family and approved in advance the issuance of shares to W.R. Berkley. In addition, our board of directors has exempted any business combination involving Huskies Acquisition, an affiliate of Blackstone, or its present affiliates or Blackstone and its present and future affiliates; provided, however, that Huskies Acquisition or any of its present affiliates and Blackstone and any of its present or future affiliates may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or Blackstone. As a result, these parties may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.

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

Control shares are voting shares of stock which, if aggregated with all other shares of stock owned or entitled to be voted (except solely by virtue of a revocable proxy) by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the specified ranges of voting power. Control shares do not include shares the acquirer is then entitled to vote as a result of having previously obtained stockholder approval. A control share acquisition means the acquisition of control shares subject to certain exceptions. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the control shares in question. If no request for a meeting is made, we may present the question at any stockholders meeting.

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

We are also eligible to elect to be subject to the Maryland Unsolicited Takeovers Act, which permits our board of directors, without stockholder approval, to, among other things and notwithstanding any provision in our charter or bylaws, elect on our behalf to classify the terms of directors and to increase the stockholder vote required to remove a director. Such an election would significantly restrict the ability of third parties to wage a proxy fight for control of our board of directors as a means of advancing a takeover offer. If an acquirer were discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition, you could lose the opportunity to sell your shares at a favorable price.

Our charter contains provisions that are designed to reduce or eliminate duties of Blackstone and our directors with respect to corporate opportunities and competitive activities.

Our charter contains provisions designed to reduce or eliminate duties of Blackstone and its affiliates (as such term is defined in the charter), and of our directors or any person our directors control to refrain from competing with us or to present to us business opportunities that otherwise may exist in the absence of such charter provisions. Under our charter, Blackstone and its affiliates and our directors or any person our directors control will not be obligated to present to us opportunities unless those opportunities are expressly offered to such person in his or her capacity as a director or officer of Blackstone Mortgage Trust and those persons will be able to engage in competing activities without any restriction imposed as a result of Blackstone’s or its affiliates’ status as a stockholder or Blackstone’s affiliates’ status as officers or directors of Blackstone Mortgage Trust.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we intend to make regular quarterly distributions to holders of our class A common stock and we generally intend to pay quarterly distributions in an amount at least equal to our REIT taxable income, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that the level of any distributions we make to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our class A common stock. We may use our net operating losses, to the extent available, carried forward to offset future REIT taxable income, and therefore reduce our dividend requirements. In addition, some of our distributions may include a return of capital, which would reduce the amount of capital available to operate our business.

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

Investing in our class A common stock may involve a high degree of risk.

The investments that we make in accordance with our investment objectives may result in a high amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our class A common stock may not be suitable for someone with lower risk tolerance.

Future issuances of equity or debt securities, which may include securities that would rank senior to our class A common stock, may adversely affect the market price of the shares of our class A common stock.

The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 5.25% Convertible Senior Notes due 2018, or other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of class A common stock. If we decide to issue debt or equity securities which would rank senior to our class A common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Thus holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 42nd Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” The table below sets forth, for the calendar quarters indicated, the reported high and low sale prices for our class A common stock as reported on the NYSE composite transaction tape, and the per share cash dividends declared on our class A common stock. All amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013.

	High	Low	Dividend
2013
Fourth quarter	$28.20	$24.31	$0.45
Third quarter	26.55	23.89	0.27
Second quarter	29.28	20.60	0.00
First quarter	29.50	18.10	0.00
2012
Fourth quarter	$39.60	$16.90	$20.00
Third quarter	38.50	24.90	0.00
Second quarter	40.00	23.70	0.00
First quarter	41.80	22.00	0.00

The last reported sale price of our class A common stock on February 11, 2014 as reported on the NYSE composite transaction tape was $28.27. As of February 12, 2014, there were 150 holders of record of our class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 11,700 holders.

During the year ended December 31, 2013, we declared aggregate quarterly dividends of $0.72 per share, all of which represented ordinary income. During 2012, we declared a special dividend of $49.8 million, or $20.00 per share, of which $11.23 represented ordinary income and $8.77 represented return of capital. No dividends were declared during the year ended December 31, 2011. We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles, or GAAP) to our stockholders so as to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended.

In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by us. In 2013, we calculated excess inclusion income to be de minimis.

Issuer Purchases of Equity Securities

We did not repurchase any of our class A common stock during the three months ended December 31, 2013.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	2,160,106
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—	$—	2,160,106

(1)

The number of securities remaining for future issuances consists of an aggregate 2,160,106 shares issuable under our 2013 stock incentive plan and our 2013 manager incentive plan which were approved by our stockholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-48 of this report.

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except for per share data)
Revenues
Interest and related income	$53,164	$34,939	$117,161	$158,792	$121,930

Total revenues	53,164	34,939	117,161	158,792	121,930

Expenses
Interest expense	18,017	38,138	96,974	123,963	79,753
Management fees	5,937	—	—	—	—
General and administrative expenses	11,505	10,369	8,982	6,035	6,608
Impairments	—	160	49,121	72,366	111,871
(Recovery of) provision for loan losses	—	(36,147)	(19,326)	146,478	482,352
Valuation allowance on loans held-for-sale	(1,259)	—	1,456	2,119	10,363

Total expenses	34,200	12,520	137,207	350,961	690,947

Gain on investments at fair value	7,417	—	—	—	—
Gain on extinguishment of debt	38	—	271,031	3,134	—
Fair value adjustment on investment in CT Legacy Asset	—	51,904	—	—	—
Gain on deconsolidation of subsidiaries	—	200,283	—	—	—
Gain on sale of investments	—	6,000	—	—	—
Income (loss) from equity investments in unconsolidated subsidiaries	—	1,781	3,649	3,608	(3,736)

Income (loss) before income taxes	26,419	282,387	254,634	(185,427)	(572,753)
Income tax provision (benefit)	995	174	1,425	14	(408)

Net income (loss) allocable to common stock from continuing operations	25,424	282,213	253,209	(185,441)	(572,345)

Net (loss) income from discontinued operations, net of tax	—	(2,138)	(890)	97	(4,093)
Loss on sale of discontinued operations	—	(271)	—	—	—

Net income (loss) allocable to common stock	25,424	279,804	252,319	(185,344)	(576,438)

Net (income) loss attributable to non-controlling interests	(10,392)	(98,780)	5,823	—	—

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$15,032	$181,024	$258,142	$(185,344)	$(576,438)

Net income (loss) from continuing operations per share of common stock
Basic	$0.81	$78.19	$114.31	$(82.89)	$(255.75)

Diluted	$0.81	$74.16	$108.17	$(82.89)	$(255.75)

Net (loss) income from discontinued operations per share of common stock
Basic	$—	$(1.03)	$(0.39)	$0.04	$(1.83)

Diluted	$—	$(1.03)	$(0.39)	$0.04	$(1.83)

Net income (loss) per share of common stock
Basic	$0.81	$77.16	$113.92	$(82.85)	$(257.58)

Diluted	$0.81	$73.13	$107.78	$(82.85)	$(257.58)

Weighted-average shares of common stock outstanding
Basic	18,520	2,346	2,266	2,237	2,238

Diluted	18,520	2,475	2,395	2,237	2,238

Dividends declared per share of common stock	$0.72	$20.00	$—	$—	$—

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data
Total assets	$2,212,780	$322,343	$1,366,316	$4,120,690	$1,936,635
Total liabilities	1,456,030	168,890	1,495,255	4,531,877	2,105,802
Non-controlling interests	38,841	80,009	(18,515)	—	—
Total equity (deficit)	756,750	73,444	(110,424)	(411,187)	(169,167)

(1)

The consolidated historical financial data above may not be comparable due to the significant impact on our consolidated financial statements of (i) the Investment Management Business Sale in December 2012 and (ii) our corporate debt restructuring in March 2011. Refer to Note 3 to our consolidated financial statements for additional details of these transactions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part, 1. Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Introduction

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the NYSE under the symbol “BXMT.” We are headquartered in New York City.

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

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to our legacy investments which preceded the re-launch of our originations business. These include our activities specifically related to our CT Legacy Partners, LLC, or CT Legacy Partners, subsidiary, CT CDO I, and our carried interest in CT Opportunity Partners I, LP, or CTOPI.

2013 Developments

In December 2012, we consummated a strategic transaction that included, among other things, the disposition of our investment management and special servicing businesses, and our related fund co-investments to Blackstone. In conjunction with the sale, we entered into an agreement to be managed by our Manager, an affiliate of Blackstone. We refer to the entire transaction as our Investment Management Business Sale.

In May 2013, our board of directors approved the change of our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc., which we effected concurrently with a one-for-ten reverse stock split of our class A common stock. At this time, we re-launched our originations business by issuing 25,875,000 shares of class A common stock for a public offering price of $25.50 per share, generating net proceeds from the issuance of $633.8 million after underwriting discounts and other offering expenses.

Following the re-launch of our business in May 2013 through December 31, 2013, we originated $2.5 billion of new loans, obtained $1.9 billion of secured credit facilities, and issued $172.5 million of convertible notes.

Because our re-launched business since May 2013 is not comparable to our activities earlier in 2013, or in prior years, the following discussion and analysis of our key financial measures and indicators is focused on our activities during the second half of 2013, rather than the entire year.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended December 31, 2013 we recorded earnings per share of $0.24, declared a dividend of $0.45 per share, and reported $0.41 per share of Core Earnings, and our book value per share as of December 31, 2013 was $24.25. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current investment portfolio and operations.

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended
	December 31, 2013	September 30, 2013
Net income	$7,079	$8,320
Weighted-average shares outstanding, basic and diluted	29,364,448	28,894,515

Net income per share, basic and diluted	$0.24	$0.29

The $0.05 per share decline in net income during the fourth quarter was primarily due to the recognition of $4.0 million of aggregate interest and compensation expenses in our CT Legacy Portfolio segment. Earnings per share in our Loan Origination segment increased by $0.10 to $0.37 per share for the three months ended December 31, 2013, as compared to the three months ended September 30, 2013 primarily driven by our strong origination volume in the second half of 2013. The following table calculates our net income per share of class A common stock allocated between our two reportable segments ($ in thousands, except per share data):

	Three Months Ended December 31, 2013
	Loan Origination	CT Legacy Portfolio	Total
Net income (loss)	$10,749	$(3,670)	$7,079
Weighted-average shares outstanding,basic and diluted	29,364,448	29,364,448	29,364,448

Net income (loss) per share,basic and diluted	$0.37	$(0.13)	$0.24

The following table compares our operating results for the three months ended December 31, 2013 and September 30, 2013 ($ in thousands, except per share data):

	Q4 2013	Q3 2013	$ Change	% Change
Income from loans and other investments
Interest and related income	$26,837	$18,853	$7,984	42.3%
Less: Interest and related expenses	11,525	4,407	7,118	161.5%

Income from loans and other investments, net	15,312	14,446	866	6.0%
Other operating expenses	7,929	4,048	3,881	95.9%
Other income (loss)	3,012	(136)	3,148	N/M

Income before income taxes	10,395	10,262	133	1.3%
Income tax provision (benefit)	667	(264)	931	N/M

Net income	9,728	10,526	(798)	-7.6%
Net income attributable to non-controlling interests	(2,649)	(2,206)	(443)	20.1%
Net income attributable to Blackstone Mortgage Trust, Inc.	$7,079	$8,320	$(355)	-4.3%

Dividends per share	$0.45	$0.27	$0.18	66.7%

Income from loans and other investments, net

Income from loans and other investments increased $866,000, or 6.0%, on a net basis during the fourth quarter of 2013 compared to the third quarter of 2013. The increase was primarily due to (i) earning a full quarter of interest on the loans originated during the third quarter of 2013, and (ii) additional interest earned on the $908.7 million of loans originated and funded during the fourth quarter of 2013. This was offset by additional interest expense resulting from (i) $466.3 million of additional net borrowings under repurchase agreements, (ii) the issuance of $172.5 million of convertible notes, (iii) a $90.0 million senior loan participation sold, and (iv) a one-time charge of $2.0 million associated with the full repayment of our secured notes. The repayment of our secured notes was triggered by our receipt of common equity distributions of $46.6 million from CT Legacy Partners, which is further discussed below.

Other operating expenses

Other operating expenses are comprised of management fees paid to our Manager and general and administrative expenses. Other operating expenses increased by $3.9 million during the fourth quarter of 2013 compared to the third quarter of 2013 primarily due to (i) a $2.0 million expense related to the accelerated vesting of certain awards under the CT Legacy Partners incentive plan related to the common equity distributions from CT Legacy Partners referred to above, (ii) $1.1 million of non-cash restricted stock amortization related to shares awarded during the fourth quarter of 2013 under our stock compensation plans, and (iii) $800,000 of other general operating expenses.

Other income (loss)

During the fourth quarter of 2013, we recognized $3.0 million of net gains on investments carried at fair value in the CT Legacy Portfolio. During the third quarter of 2013, we recognized $136,000 of net unrealized losses on investments carried at fair value in the CT Legacy Portfolio.

Dividends per share

On December 16, 2013, we declared a dividend of $13.0 million, or $0.45 per share, which was paid on January 15, 2014 to class A common stockholders of record as of December 31, 2013. On September 10, 2013, we declared a dividend of $7.8 million, or $0.27 per share, which was paid on October 15, 2013 to class A common stockholders of record as of September 30, 2013.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described below.

Core Earnings

Core Earnings is a non-GAAP measure, which we defined as GAAP net income (loss), including realized losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio segment, (ii) non-cash equity compensation expense, (iii) incentive management fees, (iv) depreciation and amortization, and (v) unrealized gains (losses) or similar non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. Our Manager has determined, and a majority of our independent directors has approved, the exclusion from Core Earnings of the amortization of the deemed issue discount on our convertible notes resulting from the conversion option value accounting under GAAP.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	December 31, 2013	September 30, 2013
Net income	$7,079	$8,320
CT Legacy Portfolio segment net loss (income)	3,670	(437)
Amortization of discount on convertible notes	130	—
Unrealized gain on foreign currency remeasurement	(23)	—
Non-cash compensation expense	1,158	94

Core earnings	$12,014	$7,977

Weighted-average shares outstanding, basic and diluted	29,364,448	28,894,515

Core earnings per share, basic and diluted	$0.41	$0.28

Book Value per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2013	September 30, 2013
Equity	$717,909	$713,327
Shares
Class A common stock	28,801,651	28,801,651
Restricted class A common stock	700,000	—
Stock units	101,233	96,514

	29,602,884	28,898,165

Book value per share	$24.25	$24.68

On a consolidated basis, our book value per share decreased by $0.43 during the fourth quarter, primarily as a result of (i) the excess of dividends declared over GAAP net income, and (ii) the issuance of 700,000 shares of restricted class A common stock. However, the book value per share attributable to our Loan Origination segment increased by a net $0.97 per share during the quarter. This increase was driven by our receipt of a net $28.0 million of equity distributions from CT Legacy Partners and an $8.8 million tax advance cash distribution from CTOPI, which effectively shifted book value from our CT Legacy Portfolio segment to our Loan Origination segment, and which capital is therefore available to finance additional loan originations. The following table calculates our book value per share allocated between our two reportable segments ($ in thousands, except per share data):

	December 31, 2013
	Loan Origination	CT Legacy Portfolio	Total
Equity	$693,604	$24,305	$717,909
Shares
Class A common stock	28,801,651	28,801,651	28,801,651
Restricted class A common stock	700,000	700,000	700,000
Stock units	101,233	101,233	101,233

	29,602,884	29,602,884	29,602,884

Book value per share	$23.43	$0.82	$24.25

II. Loan Origination Portfolio

During the year ended December 31, 2013, our Loan Origination segment funded $2.3 billion under $2.5 billion of new loan commitments and generated interest income of $41.6 million. Our loan portfolio was financed with $1.1 billion of borrowings under our repurchase facilities, $172.5 million of convertible notes, and a $90.0 million senior loan participation, which resulted in interest expense of $13.1 million during the year. In the aggregate, our Loan Origination segment generated net interest income of $28.6 million during the year.

Portfolio Overview

The following table details our loan originations activity during the year ended December 31, 2013 ($ in thousands):

	Loans	Loan	Loan
	Originated	Commitments	Fundings
Senior mortgage loans(1)	28	$2,283,241	$2,120,564
Subordinate loans	1	173,837	173,837

Total	29	$2,457,078	$2,294,401

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $77.0 million, and pari passu participations in mortgages.

The following table details our loan repayment activity during the year ended December 31, 2013 ($ in thousands):

	Loan	Loan
	Satisfactions	Repayments(1)	Total
Senior mortgage loans	$58,000	$217,537	$275,537

(1)	Includes partial loan repayments and loan sales.

As of December 31, 2013, the majority of loans in the Loan Origination segment were senior mortgage loans or, in certain cases, loans structured as mezzanine loans that have risk exposure substantially similar to senior mortgage loans. The following table details overall statistics for our loans receivable portfolio within the Loan Origination segment ($ in thousands):

December 31, 2013
Number of loans	28
Principal balance	$2,018,863
Net book value(1)	$2,000,223
Weighted-average cash coupon(2)	L+4.64%
Weighted-average all-in yield(2)	L+5.28%
Weighted-average maximum maturity (years)(3)	4.2

(1)	The difference between principal balance and net book value is primarily due to deferred origination fees.
(2)

All loans are floating rate loans indexed to LIBOR as of December 31, 2013; however, certain of our loans receivable earn a minimum LIBOR floor ranging from 0.20% to 1.00%. All-in yield includes amortization of deferred origination fees and other items.

(3)	Maximum maturity date assumes all extension options are exercised.

The charts below detail the geographic distribution and types of properties securing these loans, as of December 31, 2013 ($ in millions):

Refer to section V of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.

Asset Management and Performance

We actively manage the investments in our Loan Origination portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” (lowest risk) to “8” (highest risk). Loans that pose a higher risk of non-performance and/or loss are placed on our watch list. Watch list loans are those with an internal risk rating of “4” or higher.

As of December 31, 2013, all of the investments in the Loan Origination segment are performing as expected and the weighted-average risk rating of our loan portfolio is 2.8.

Repurchase Facilities and Loan Participations

During 2013, we entered into four revolving repurchase facilities and four asset-specific repurchase agreements, providing $1.9 billion of credit. As of December 31, 2013, we had aggregate borrowings of $1.1 billion outstanding under our repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.12% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.39% per annum. As of December 31, 2013, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.4 years. During 2013, we also sold a $90.0 million senior loan participation in a subordinate loan we acquired with a cash coupon of LIBOR plus 5.12% and a weighted-average yield of LIBOR plus 5.26%.

The following table details the repurchase borrowings outstanding as of December 31, 2013 ($ in thousands):

		Collateral Assets		Repurchase Borrowings(3)
Lender	Maximum Facility Size(1)	Principal Balance(2)	Net Book Value(2)	Potential	Current	Available
Revolving Repurchase Facilities
Bank of America	$500,000	$355,981	$352,995	$280,500	$271,320	$9,180
Citibank	500,000	613,339	609,236	460,765	334,692	126,073
JP Morgan(4)	614,525	442,035	439,706	340,912	257,610	83,302

Subtotal	1,614,525	1,411,355	1,401,937	1,082,177	863,622	218,555
Asset-Specific Financings
Wells Fargo(5)	288,354	334,857	333,418	245,731	245,731	—

Total	$1,902,879	$1,746,212	$1,735,355	$1,327,908	$1,109,353	$218,555

(1)

Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.

(2)	The difference between principal balance and net book value of collateral assets is due to deferred origination fees.
(3)

Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($252.5 million) facility, and $112.0 million related solely to a specific asset with a repurchase date of June 27, 2014.

(5)	Represents an aggregate of four asset-specific repurchase agreements with Wells Fargo.

Refer to Notes 10 and 11 to our consolidated financial statements for additional terms and details of our repurchase facilities and participations sold, including certain financial covenants.

Floating Rate Portfolio

Our Loan Origination portfolio as of December 31, 2013 was comprised of floating rate loans financed by floating rate secured debt, which results in a return on equity that is correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of December 31, 2013, a 100 basis point increase in LIBOR would have increased our net income by $8.2 million per annum. The following table details our Loan Origination segment’s sensitivity to interest rates ($ in thousands):

December 31, 2013
Floating rate loans(1)	$2,018,863
Floating rate debt(1)(2)	(1,199,353)

Net floating rate exposure	$819,510

Net income impact from 100 bps increase in LIBOR(3)	$8,195

(1)	Our floating rate loans and debt are indexed to LIBOR as of December 31, 2013.
(2)	Includes borrowings under repurchase facilities and loan participations sold.
(3)	Excludes the impact of LIBOR floors on certain of our loans receivable.

Convertible Notes

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or the Convertible Notes. The Convertible Notes issuance costs, including underwriter discounts, are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cash cost of the Convertible Notes is 5.87%.

Refer to Notes 2 and 10 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. CT Legacy Portfolio

Our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners; (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager; and (iii) our subordinated interests in CT CDO I.

During the year ended December 31, 2013, we received common equity distributions of $46.6 million from CT Legacy Partners and an $8.8 million tax advance cash distribution from CTOPI. The receipt of distributions from CT Legacy Partners triggered our payments of $11.1 million to fully satisfy the related secured notes and $7.6 million under the CT Legacy Partners management incentive awards plan, which in turn resulted in the recognition of aggregate interest and compensation expenses of $4.0 million.

The $36.8 million of net cash flow during the quarter to us from our CT Legacy segment is unrestricted and available for deployment by us in the loan origination segment of our business. The one-time expenses recognized as a result of these distributions contributed to a net loss of $3.7 million for our CT Legacy Portfolio segment during the quarter.

CT Legacy Partners

Portfolio Overview

Our investment in CT Legacy Partners represents our 52% equity interest in a vehicle we formed to own and finance certain assets that we retained in connection with a comprehensive debt restructuring in 2011. As of December 31, 2013, the CT Legacy Partners portfolio included loans with an aggregate principal balance of $145.3 million and an aggregate fair value of $40.7 million. Refer to section V of this Item 7 for details of the CT Legacy Partners’ loan portfolio, on a loan-by-loan basis.

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after the future payments under the secured notes and management incentive awards plan as of December 31, 2013 ($ in thousands):

December 31, 2013
Restricted cash	$10,096
Loans receivable, at fair value	40,665
Accrued interest receivable, prepaid expenses, and other assets	16,118
Accounts payable, accrued expenses and other liabilities	(378)
Non-controlling interests	(38,841)

$27,660

Management incentive awards plan, fully vested(1)	(3,848)

Net investment in CT Legacy Partners	$23,812

(1)

Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of December 31, 2013. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of December 31, 2013, our balance sheet includes $2.8 million in accounts payable and accrued expenses for the management incentive awards plan. Refer to Note 14 to our consolidated financial statements for further details.

Secured Notes

In October 2013, we received a $36.2 million distribution from CT Legacy Partners in respect of our common equity interests, the majority of which served as collateral under our secured notes. Accordingly, we repaid these notes in full, and recognized a $2.0 million prepayment penalty as a component of interest expense. We therefore had no secured notes outstanding as of December 31, 2013.

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

Carried Interest in CTOPI

CTOPI is a private equity real estate fund that we sponsored and formed in 2007. The fund invested $491.5 million in 39 transactions between 2007 and the end of its investment period in 2012. To date, $405.8 million of these investments have been realized and $85.8 million remain outstanding (carried at 1.6x cost) as of December 31, 2013. In conjunction with the Investment Management Business Sale, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under previously issued incentive awards.

As of December 31, 2013, we had been allocated $18.0 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. As of December 31, 2013, we have received $10.2 million of aggregate Tax Advances from CTOPI, resulting in an asset value of our investment in CTOPI of $7.8 million. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund.

We have elected to defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest has a book value of negative $10.2 million, the amount of cumulative CTOPI Tax Advances received as of December 31, 2013.

Refer to Note 9 of our consolidated financial statements for additional discussion of the CTOPI incentive management fee awards to our former employees.

CT CDO I

Portfolio Overview

As of December 31, 2013, our consolidated balance sheet included an aggregate $49.8 million of assets and $40.2 million of liabilities related to CT CDO I, a highly-levered securitization vehicle that we formed in 2004.

Specifically, we own the subordinate debt and equity positions of CT CDO I. As a result of consolidation, our subordinate debt and equity ownership interests in CT CDO I is not included on our balance sheet, which instead reflects both the assets held and debt issued by CT CDO I to third-parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of CT CDO I, as opposed to our net economic interests in this entity.

Our economic interest in the loans receivable assets held by CT CDO I, which is consolidated on our balance sheet, is restricted by the structural provisions of CT CDO I, and our recovery of these assets will be limited by its distribution provisions. The liabilities of CT CDO I, which are also consolidated on our balance sheet, are non-recourse to us, and can only be satisfied by proceeds from its collateral asset pool. We are not obligated to provide, nor have we provided, any financial support to CT CDO I. Refer to section V of this Item 7 for details of the CT CDO I loan portfolio, on a loan-by-loan basis.

IV. Our Results of Operations and Liquidity

Results of Operations

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2013, 2012, and 2011 ($ in thousands, except per share data):

	Year Ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$	%	$	%
Income from loans and other investments
Interest and related income	$53,164	$34,939	$117,161	$18,225	52.2%	$(82,222)	-70.2%
Less: Interest and related expenses	18,017	38,138	96,974	(20,121)	-52.8%	(58,836)	-60.7%

Income (loss) from loans and other investments, net	35,147	(3,199)	20,187	38,346	N/M	(23,386)	N/M

Other expenses
Management fees	5,937	—	—	5,937	100.0%	—	—%
General and administrative expenses	11,505	10,369	8,982	1,136	11.0%	1,387	15.4%

Total other expenses	17,442	10,369	8,982	7,073	68.2%	1,387	15.4%
Impairments, provisions, and valuation adjustments	8,676	87,891	(31,251)	(79,215)	-90.1%	119,142	N/M
Gain on deconsolidation of subsidiary	—	200,283	—	(200,283)	-100.0%	200,283	100.0%
Gain on sale of investments	—	6,000	—	(6,000)	-100.0%	6,000	100.0%
Gain on extinguishment of debt	38	—	271,031	38	100.0%	(271,031)	-100.0%
Income from equity investments in unconsolidated subsidiaries	—	1,781	3,649	(1,781)	-100.0%	(1,868)	-51.2%

Income before provision for taxes	26,419	282,387	254,634	(255,968)	-90.6%	27,753	10.9%
Income tax provision	995	174	1,425	821	N/M	(1,251)	-87.8%

Income from continuing operations	$25,424	$282,213	$253,209	$(256,789)	-91.0%	$29,004	11.5%

Loss from discontinued operations, net of tax	—	(2,138)	(890)	2,138	-100.0%	(1,248)	140.2%
Loss on sale of discontinued operations	—	(271)	—	271	-100.0%	(271)	100.0%

Net income	$25,424	$279,804	$252,319	$(254,380)	-90.9%	$27,485	10.9%

Net (income) loss attributable to non-controlling interests	(10,392)	(98,780)	5,823	88,388	-89.5%	(104,603)	N/M

Net income attributable to Blackstone Mortgage Trust, Inc.	$15,032	$181,024	$258,142	$(165,992)	-91.7%	$(77,118)	-29.9%

Net income from continuing operations per share – diluted diluted	$0.81	$74.16	$108.17
Net income per share – diluted	$0.81	$73.13	$107.78
Dividends per share	$0.72	$2.00	$—

Income from loans and other investments, net

Income from loans and other investments, net increased by $38.3 million during 2013 compared to 2012. This increase is comprised of $28.6 million related to our Loan Origination segment and $9.7 million related to our CT Legacy Portfolio segment. The increase in our Loan Origination segment is a result of the re-launch of our originations business in May 2013. The increase in the CT Legacy Portfolio segment relates to the deconsolidation of CT CDOs II and IV in December 2013 as well as a $10.2 million one-time expense in 2012 relating to the acceleration of discount associated with the $83.0 million CT Legacy Partners mezzanine loan.

Income from loans and other investments, net decreased by $23.4 million during 2012 compared to 2011. This decrease was driven by (i) the deconsolidation of CT Legacy Assets in July 2012, (ii) the $10.2 million discount acceleration described above, and (iii) asset repayments during 2012 and 2011.

Other expenses

Other expenses includes management fees paid to our Manager and general and administrative expenses. All general and administrative expenses incurred during and 2012 and 2011 related to our former investment management business have been reclassified to loss from discontinued operations.

Other expenses increased by $7.1 million during 2013 compared to 2012 primarily due to (i) an increase of $6.0 million of management fees to our Manager, (ii) $2.5 million of non-cash compensation expenses driven by the accelerated vesting of certain awards under the CT Legacy Partners incentive plan, (iii) $1.7 million of additional professional fees and other operating costs, and (iv) $787,000 of additional expenses of our consolidated securitized vehicles. These were partially offset by $3.8 million of transaction costs related to the Investment Management Business Sale during 2012.

Other expenses increased by $1.4 million during 2012 compared to 2011. The increase was primarily due to expenses incurred during 2012 related to our Investment Management Business Sale.

Impairments, provisions, and valuation adjustments

During 2013, we recognized (i) $7.4 million of net gains on investments held by CT Legacy Partners and (ii) a $1.3 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale.

During 2012, we recognized (i) a $51.9 million positive fair value adjustment on our net investment in CT Legacy Asset, (ii) a $36.1 million net recovery of provision for loan losses, and (iii) a $160,000 impairment, representing an additional credit loss on one of the securities in CT CDO I.

During 2011, we recognized (i) a net $48.1 million impairment on nine securities that had an adverse change in cash flow expectations, (ii) a net $19.3 million recovery of provision for loan losses, (iii) a $1.5 million valuation allowance related to one loan that was classified as held-for-sale, and (iv) a $1.0 million impairment of real estate held-for-sale.

Other significant items

As a result of the Investment Management Business Sale in December 2012, our 2013 operating results do not include any income or expense items related to our former investment management business, and the income and expense items related to our investment management business in 2012 and 2011 have been reclassified to loss from discontinued operations. We also sold our class A preferred shares in CT Legacy Asset for $6.0 million to an affiliate of Blackstone. These shares had a carrying value of zero on our consolidated balance sheet, and so the entire amount was recognized as a gain on sale of investment.

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

During 2013, we recorded an income tax provision primarily related to income generated by investments held by our taxable REIT subsidiaries. During 2012, we recorded an income tax provision primarily related to alternative minimum taxes incurred as a result of our use of net operating losses, or NOLs, to offset 2012 taxable income. During 2011, we recorded an income tax provision primarily related to income generated by a taxable REIT subsidiary of CT Legacy REIT. All income taxes related to our former investment management business have been reclassified to loss from discontinued operations.

Dividends per share

During 2013, we declared quarterly dividends of $21.1 million, or $0.72 per share. During 2012, we declared a special dividend of $48.6 million, or $20.00 per share. We did not declare any dividends during 2011.

Liquidity and Capital Resources

Capitalization

On May 29, 2013, we issued 25,875,000 shares of class A common stock in a public offering at a price of $25.50 per share. We generated net proceeds from the issuance of $633.8 million after underwriting discounts and other offering expenses. On January 14, 2014, we issued 9,775,000 shares of class A common stock in a public offering at a price to the underwriters of $26.25 per share. We generated net proceeds from the issuance of $256.1 million after underwriting discounts and other offering expenses.

On November 25, 2013, we issued $172.5 million of Convertible Notes. We generated net proceeds from the issuance of $167.6 million after underwriter discounts and other offering expenses. The Convertible Notes issuance costs, including underwriter discounts, are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87%.

During 2013, we entered into four revolving repurchase facilities and four asset-specific repurchase agreements, providing $1.9 billion of credit. As of December 31, 2013, we had aggregate borrowings of $1.1 billion outstanding under repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.12% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.39% per annum. As of December 31, 2013, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.4 years.

As of December 31, 2013, our consolidated balance sheet also included the non-recourse securitized debt obligations of CT CDO I. See above discussion of CT CDO I for further information.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	As of December 31,
	2013	2012
Cash and cash equivalents	$52,342	$15,423
Available borrowings under repurchase facilities	218,555	—

	$270,897	$15,423

See Note 10 to our consolidated financial statements for additional terms and details of our repurchase facilities.

During the year ended December 31, 2013, we received net cash distributions from our equity interests in CT Legacy Partners of $28.0 million and an $8.8 million tax cash advance from our carried interest in CTOPI. Other than to the extent we receive such cash distributions, we generally do not have access to liquidity from our CT Legacy Portfolio, including our equity interests in CT Legacy Partners, our carried interest in CTOPI, and our residual ownership interest in CT CDO I. We expect to realize further cash recoveries from each of these portfolios over the next several years.

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2013, we filed a shelf registration statement with the SEC that is effective for a term of three years and will expire in July 2016. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares representing preferred stock, (v) warrants, (vi) subscription rights, (vii) purchase contracts, and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $1.3 billion of outstanding debt obligations, our $164.3 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

We have no obligations to provide financial support to CT Legacy Partners, CTOPI, or CT CDO I, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2013 were as follows ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Loan commitments(1)	$164,283	$25,308	$111,925	$27,050	$—
Repurchase obligations(2)	1,109,353	57,703	890,440	161,210	—
Securitized debt obligations(3)	40,181	—	—	—	40,181
Convertible notes	217,027	9,056	18,113	189,858	—
Participations sold(4)	96,134	4,825	91,309	—	—

Total	$1,626,977	$96,893	$1,111,786	$378,118	$40,181

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our repurchase obligations is based on the initial maturity date of each individual borrowing under our repurchase facilities. Excludes the related future interest payment obligations, which are not fixed and determinable due to the revolving nature of these facilities.

(3)	Excludes the related future interest payment obligation, the timing and amount of which are subject to the timing and amount of collateral asset repayments, and cannot be predicted.
(4)	Obligations are indexed to LIBOR. Future interest payment obligations are determined using the LIBOR rate in effect as of December 31, 2013.

We are also required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 14 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities	$28,692	$6,768	$28,884
Cash flows from investing activities	(1,782,491)	189,601	2,093,405
Cash flows from financing activities	1,790,718	(215,764)	(2,111,920)

Net increase (decrease) in cash and cash equivalents	$36,919	$(19,395)	$10,369

We experienced a net increase in cash of $36.9 million for the year ended December 31, 2013, compared to a net decrease of $19.4 million for the year ended December 31, 2012. The increase was primarily due to the receipt of cash interest on loans in our Loan Origination segment which was partially offset by cash paid for interest and other operating expenses.

During 2013, we (i) borrowed $1.1 billion under our repurchase facilities, (ii) generated $633.8 million of net proceeds from the sale of our class A common stock, and (iii) generated $167.6 million of net proceeds from the issuance of convertible notes. We used the proceeds from our debt and equity financing activities to originate a net $1.8 billion of new loans during the year ended December 31, 2013. Refer to Notes 13 and 10 to our consolidated financial statements for additional discussion of our sale of shares of class A common stock and our debt obligations, respectively. Refer to Note 5 to our consolidated financial statements for further discussion of our loan origination activity.

We experienced a net decrease in cash of $19.4 million for the year ended December 31, 2012, compared to a net decrease of $10.4 million for the year ended December 31, 2011. The decrease was primarily due to the financing and investing activities associated with securitization vehicles that were consolidated in 2011, but were subsequently deconsolidated in 2012.

Our consolidated statements of cash flows also include the cash inflows and outflows of the consolidated entities described in Note 3 to our consolidated financial statements. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures. As discussed above, other than to the extent we receive cash distributions from the entities in our CT Legacy Portfolio, we generally do not have access to their liquidity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2013 and December 31, 2012, we were in compliance with all REIT requirements.

During the year ended December 31, 2013, we recorded a current income tax provision of $995,000 primarily related to our taxable REIT subsidiaries. As a result of our sale of CTIMCO we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $158.4 million and NCLs of $48.0 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $16.0 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of December 31, 2013, tax years 2010 through 2013 remain subject to examination by taxing authorities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2013, our Manager reviewed and evaluated its critical accounting policies and believes them to be appropriate. Our significant accounting policies are described in Note 2 to our consolidated financial statements. The following is a summary of those of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates and assumptions:

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain of the assets and credit of our consolidated subsidiaries are not available to satisfy the debt or other obligations of us, our affiliates, or other entities.

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

Our subsidiary, CT Legacy Partners, accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this specialized accounting in consolidation and, accordingly, report the loans and other investments of CT Legacy Partners at fair value on our consolidated balance sheet.

As more fully described in Note 3 to our consolidated financial statements, we sold our investment management business to Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations.

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

Loans Receivable and Provision for Loan Losses

We purchase and originate commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment of these loans is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship.

Loans are rated “1” through “8”, from less risk to greater risk, which ratings are defined as follows:

1 -	Low Risk: A loan that is expected to perform through maturity, with relatively lower LTV, higher in- place debt yield, and stable projected cash flow.

2 -	Average Risk: A loan that is expected to perform through maturity, with medium LTV, average in-place debt yield, and stable projected cash flow.

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

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheet as of December 31, 2013, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic of the Codification, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

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

Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets and liabilities that are measured at fair value are discussed further in Note 18 to our consolidated financial statements. Generally, loans held-for-sale and certain of our loans receivable and securities are measured at fair value on a recurring basis, while impaired loans are measured at fair value on a nonrecurring basis.

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

Investment in CT Legacy Asset – We arrived at the fair value of our investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. To determine the net cash flows of CT Legacy Asset, our Manager estimated the timing and recovery amount for each of its assets.

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

Convertible notes, net – These notes are recorded at their amortized cost, and not at fair value. These convertible notes are publicly traded and their fair values are obtained using quoted market prices.

Securitized debt obligations – These obligations are recorded at the face value of outstanding obligations to third-parties and not at fair value. The fair values for these instruments have been estimated by obtaining assessments from third party dealers.

Participations sold – These obligations are recorded at their face value and not at fair value. The fair value was estimated based on the value of the related loan receivable asset.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we may be subject to federal, state and local income tax on current and past income, and penalties. Refer to Note 16 to our consolidated financial statements for additional information.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements for a discussion of the impact of recent accounting pronouncements on our business. There have been no accounting pronouncements issued but not yet adopted by us that we believe will have a significant impact on our consolidated financial statements.

V. Loan Portfolio Details

The following table provides details of the Loan Origination segment’s portfolio, on a loan-by-loan basis, as of December 31, 2013 ($ in millions):

	Loan Type(1)	Principal Balance	Book Balance	Cash Coupon(2)	All-in Yield(2)		Maximum Maturity(3)	Geographic Location	Property Type	Origination LTV	Risk Rating as of December 31,
											2013	2012
1	Senior mortgage loan	$194.0	$193.2	L + 3.80%	L + 3.97	%(4)	6/15/2018	CA	Office	51%	2	N/A
2	Senior mortgage loan	181.0	179.3	L + 4.50%	L + 4.86%		11/9/2018	NY	Multifamily	68%	3	N/A
3	Sub. mortgage part.	173.8	166.2	L + 5.66%	L + 9.25%		4/9/2015	WA	Office	67%	3	N/A
4	Senior mortgage loan	140.0	138.6	L + 4.75%	L + 5.27	%(4)	1/9/2019	NY	Office	70%	3	N/A
5	Senior mortgage loan	140.0	139.7	L + 3.70%	L + 3.83%		9/30/2020	NY	Diversified	67%	3	N/A
6	Senior mortgage loan	89.8	89.2	L + 4.38%	L + 4.63%		11/9/2018	CA	Hotel	71%	2	N/A
7	Senior mortgage loan	87.0	86.5	L + 4.25%	L + 4.64%		8/10/2018	Diversified	Diversified	61%	3	N/A
8	Senior mortgage loan	81.0	80.7	L + 3.85%	L + 4.03%		7/9/2018	GA	Multifamily	75%	3	N/A
9	Senior mortgage loan	70.3	70.1	L + 3.95%	L + 3.89	%(4)	6/9/2018	CA	Office	71%	2	N/A
10	Senior mortgage loan	68.0	67.8	L + 4.00%	L + 4.23%		6/10/2016	NY	Office	68%	3	N/A
11	Senior mortgage loan	67.7	67.0	L + 5.00%	L + 5.44%		9/14/2018	Diversified	Other	66%	3	N/A
12	Senior mortgage loan	64.0	64.5	L + 8.00%	L + 9.46	%(4)	2/9/2015	NY	Other	69%	3	N/A
13	Senior mortgage loan	63.2	62.7	L + 5.00%	L + 5.30%		11/6/2016	NY	Multifamily	59%	3	N/A
14	Senior mortgage loan	57.1	56.5	L + 3.85%	L + 4.24%		10/10/2018	Diversified	Multifamily	76%	3	N/A
15	Senior mortgage loan	48.4	48.5	L + 5.00%	L + 5.68	%(4)	12/9/2016	IL	Hotel	53%	3	N/A
16	Senior mortgage loan	46.3	45.9	L + 4.25%	L + 4.64%		7/10/2018	CO	Hotel	69%	3	N/A
17	Senior mortgage loan	46.0	45.6	L + 4.25%	L + 4.78%		10/9/2018	CA	Hotel	51%	3	N/A
18	Senior mortgage loan	45.9	45.2	L + 5.00%	L + 6.07%		8/9/2018	VA	Office	72%	3	N/A
19	Senior mortgage loan	43.5	43.1	L + 4.50%	L + 5.11%		7/16/2017	NY	Other	69%	3	N/A
20	Senior mortgage loan	42.6	42.1	L + 3.85%	L + 4.20%		9/10/2018	Diversified	Multifamily	77%	3	N/A
21	Senior mortgage loan	42.0	41.5	L + 4.50%	L + 4.94%		1/9/2019	AZ	Office	67%	3	N/A
22	Senior mortgage loan	37.3	37.2	L + 4.63%	L + 5.49%		11/27/2018	U.K.	Office	68%	3	N/A
23	Senior mortgage loan	37.5	37.2	L + 3.85%	L + 4.04%		8/9/2018	IL	Office	68%	2	N/A
24	Mezzanine loan(5)	33.5	33.7	L + 12.56%	L + 12.35%		12/13/2017	NY	Multifamily	77%	3	N/A
25	Senior mortgage loan	32.9	33.0	L + 3.95%	L + 4.20	%(4)	8/9/2017	CO	Hotel	64%	2	N/A
26	Senior mortgage loan	31.0	30.5	L + 4.10%	L + 4.64%		1/9/2019	CA	Office	43%	3	N/A
27	Senior mortgage loan	28.0	27.7	L + 4.35%	L + 4.71%		12/9/2018	CA	Hotel	55%	3	N/A
28	Senior mortgage loan	27.1	27.1	L + 3.87%	L + 3.87%		7/9/2017	NY	Hotel	32%	1	N/A

		$2,018.9	$2,000.2	L + 4.64%	L + 5.28%		4.2 years			65%	2.8	N/A

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $68.6 million, and pari passu participations in mortgages.
(2)	All loans are floating rate loans indexed to LIBOR as of December 31, 2013.
(3)	Maximum maturity date assumes all extension options are exercised.
(4)	Minimum LIBOR floor ranging from 0.20% to 1.00%.
(5)	We originated the loan directly senior to this subordinate loan, but sold the senior loan to finance our overall investment.

The following table provides details of our CT Legacy Portfolio segment loan portfolios, on a loan-by-loan basis as of December 31, 2013 ($ in millions):

Loan Type	Principal Balance(1)	Book Balance(2)	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Risk Rating as of December 31,
										2013	2012
CT Legacy Partners
1 Mezzanine loan	$19.6	$19.8	8.00%		8.00%		9/1/2014	Northeast	Office	1	2
2 Senior mortgage loan	15.0	15.0	L + 4.00	%(5)	L + 4.00	%(5)	12/9/2014	West	Hotel	4	4
3 Mezzanine loan	8.0	2.0	L + 4.75%		L + 4.75%		1/8/2014	Northeast	Office	7	3
4 Mezzanine loan	4.4	3.9	8.77%		8.77%		2/1/2016	Northeast	Office	4	4

	47.0	40.7	6.24%		6.24%		0.9 years			3.3	3.0

CT CDO I
1 Sub. mortgage participation	27.0	27.0	L + 3.53%		L + 3.53%		1/8/2014	Northeast	Office	7	3
2 Sub. mortgage participation	20.0	20.0	L + 6.06%		L + 6.06%		4/9/2014	Diversified	Office	2	2

	47.0	47.0	L + 4.61%		L + 4.61%		0.1 years			4.9	2.6

	$94.0	$94.0	5.42%		5.36%		0.5 years			4.1	2.8

(1)

Table excludes three CT Legacy Partner loans with an aggregate principal balance of $98.3 million and one CT CDO I loan with a principal balance of $10.5 million which were 100% impaired as of as of December 31, 2013.

(2)	Represents the fair value of each CT Legacy Partner loan as of December 31, 2013.
(3)	All floating rate loans are indexed to LIBOR as of December 31, 2013. LIBOR was 0.17% as of December 31, 2013.
(4)	Maximum maturity date assumes all extension options are exercised.
(5)	Minimum LIBOR floor of 2.00%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our business is exposed to the risks related to interest rate fluctuations. We generally originate floating rate assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value related to changes in interest rates.

Our investments in fixed rate assets are generally exposed to changes in value due to interest rate fluctuations, and our investments in floating rate assets are generally exposed to cash flow variability from fluctuations in rates.

Loan Origination Portfolio segment

Our Loan Origination investments are exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

December 31, 2013
Floating rate assets(1)	$2,018,863
Floating rate debt(1)(2)	(1,199,353)

Net floating rate exposure	$819,510

Net income impact from 100 bps increase in LIBOR(3)	$8,195

(1)	All values are in terms of face or notional amounts.
(2)	Includes borrowings under repurchase facilities and loan participations sold.
(3)	Excludes the impact of LIBOR floors on certain of our loans receivable investments.

CT Legacy Portfolio segment

Our investments in CT Legacy Partners and CT CDO I are exposed to the risks related to interest rate fluctuations discussed above. A 100 basis point increase in LIBOR would result in an increase in net income of $170,000 in CT Legacy Partners and $68,000 in CT CDO I, respectively.

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

Credit Risks

Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depend upon the owners’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

Capital Market Risks

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our class A common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risk by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

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

The nature of our loans and investments also expose us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and actively monitoring the asset portfolios that serve as our collateral.

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We plan to mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we would substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-48. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 22 to the consolidated financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e)) under the Exchange Act as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief

Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter ended December 31, 2013, we completed the implementation of a new general ledger and consolidation system. The new system was implemented to increase the overall efficiency of our financial reporting process and not in response to any deficiency or weakness in our internal control over financial reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) that occurred during our most recent quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of Blackstone Mortgage Trust, Inc. and subsidiaries, or Blackstone Mortgage Trust, is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone Mortgage Trust’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America, or generally accepted accounting principles.

Blackstone Mortgage Trust’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Blackstone Mortgage Trust’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2013, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2013, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this annual report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2013, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2014 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2014 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2014 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2014 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to our definitive proxy statement to be filed not later than April 30, 2014 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1

Purchase and Sale Agreement, dated September 27, 2012, by and between Capital Trust, Inc. and Huskies Acquisition LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference)

3.1.a	Articles of Amendment and Restatement (filed as Exhibit 3.1.a to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference)

3.1.b	Certificate of Notice (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference)

3.1.c

Articles Supplementary for Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on March 3, 2011 and incorporated herein by reference)

3.1.d	Articles of Amendment (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

3.1.e	Articles of Amendment (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 7, 2013 and incorporated herein by reference)

3.1.f	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 29, 2013 and incorporated herein by reference)

3.2

Third Amended and Restated Bylaws of Capital Trust, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

4.4

Indenture, dated as of November 25, 2013, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on November 25, 2013 and incorporated herein by reference).

4.5

First Supplemental Indenture, dated as of November 25, 2013, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on November 25, 2013 and incorporated herein by reference)

4.6	Form of 5.25% Convertible Senior Note due 2018 (included as Exhibit A in Exhibit 4.5)

10.1

Amended and Restated Management Agreement, dated as of March 26, 2013, by and between Capital Trust, Inc. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on March 26, 2013 and incorporated herein by reference)

10.2

Amendment No. 1 to Amended and Restated Management Agreement, dated as of July 30, 2013, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.3

Trademark License Agreement, dated May 6, 2013, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 7, 2013 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.4

Assignment Agreement, dated as of December 19, 2012, by and among Huskies Acquisition LLC, Blackstone Holdings III L.P. and Capital Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.5	+

Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference)

10.6	+

Capital Trust, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference)

10.7	+	2007 Amendment to the 2007 Plan (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.8	+	Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 28, 2011 and incorporated herein by reference)

10.9	+	Form of Annual Bonus Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 1, 2012 and incorporated herein by reference)

10.10	+

Form of Restricted Share Award Agreement relating to the Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 1, 2012 and incorporated herein by reference)

10.11	+

Form of Special Transaction Bonus Award Agreement (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 1, 2012 and incorporated herein by reference)

10.12	+

Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on July 1, 2013 and incorporated herein by reference)

10.13	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.14	+

Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on July 1, 2013 and incorporated herein by reference)

10.15	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.16	+

Summary of Non-Employee Director Compensation (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.17		Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.18

Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.19

Securities Purchase Agreement, dated as of May 11, 2004, by and among Capital Trust, Inc., W. R. Berkley Corporation and certain stockholders of Capital Trust, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 10, 2010 and incorporated herein by reference)

10.20

Registration Rights Agreement dated as of May 11, 2004, by and between Capital Trust, Inc. and W. R. Berkley Corporation (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 11, 2004 and incorporated herein by reference)

10.21

Limited Liability Company Agreement of 42-16 Partners, LLC, dated as of May 13, 2013, by and between Blackstone Mortgage Trust, Inc. and Blackstone Holdings Finance Co. L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 17, 2013 and incorporated herein by reference)

10.22

Letter Agreement, dated as of May 13, 2013, by and between Blackstone Mortgage Trust, Inc. and Blackstone Holdings Finance Co. L.L.C. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 17, 2013 and incorporated herein by reference)

10.23

Master Repurchase Agreement, dated as of May 21, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.24

Amendment No. 1 to Master Repurchase Agreement, dated as of September 23, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.25

Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.26

Amendment No. 1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.27

Joinder Agreement, dated as of September 23, 2013, by Parlex 1 Finance, LLC, Parlex 3 Finance LLC and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.28

Master Repurchase and Securities Contract, dated as of June 7, 2013, by and between Wells Fargo Bank, National Association and SVP 2013 Finance, LLC (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.29

Limited Guarantee Agreement, dated as of June 7, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.30

Master Repurchase Agreement, dated as of June 12, 2013, by and between Citibank, N.A. and Parlex 2 Finance, LLC (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.31

First Amendment to Master Repurchase Agreement, dated as of July 26, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.32

Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.33

Master Repurchase Agreement, dated as of June 28, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.34	•	Amendment No. 1 to Master Repurchase Agreement, dated as of December 20, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC

10.35

Guarantee Agreement, dated as of June 28, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.36	•	Master Repurchase Agreement, dated as of December 20, 2013, among JPMorgan Chase Bank, National Association and Parlex 4 UK Finance, LLC and Parlex 4 Finance, LLC

10.37	•	Guarantee Agreement, dated as of December 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association

10.38

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference)

10.39

Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.40

Assignment and Assumption of Lease, dated as of December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings I L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.41

Consent to Assignment of Lease, and Fifth Lease Modification Agreement, dated December 19, 2012, between 410 Park Avenue Associates, L.P., Blackstone Holdings I L.P. and Capital Trust, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

11.1

Statements regarding Computation of Earnings per Share (Data required by Statement of Financial Accounting Standard No. 128, Earnings per Share, is provided in Note 13 to the consolidated financial statements contained in this report)

21.1	•	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	•	Consent of Deloitte & Touche LLP

23.2	•	Consent of Ernst & Young LLP

31.1	•	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	•	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Exhibit Description

32.1	•	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	•	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	•	Section 13(r) Disclosure

101.INS	++	XBRL Instance Document

101.SCH	++	XBRL Taxonomy Extension Schema Document

101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

+	Represents a management contract or compensatory plan or arrangement.
•	Filed herewith.
++

Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2013, 2012, and 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011; (iv) the Consolidated Statements of Changes in (Deficit) Equity for the years ended December 31, 2013, 2012, and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011; and (vi) Notes to Consolidated Financial Statements.

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

February 18, 2014	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 18, 2014 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 18, 2014 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal executive officer)

February 18, 2014 Date	/s/ Paul D. Quinlan Paul D. Quinlan Chief Financial Officer (Principal financial officer)

February 18, 2014 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Principal Accounting Officer

February 18, 2014 Date	/s/ Thomas E. Dobrowski Thomas E. Dobrowski, Director

February 18, 2014 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 18, 2014 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 18, 2014 Date	/s/ Joshua A. Polan Joshua A. Polan, Director

February 18, 2014 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

February 18, 2014 Date	/s/ John G. Schreiber John G. Schreiber, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blackstone Mortgage Trust, Inc.

New York, New York

We have audited the accompanying consolidated balance sheet of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, changes in (deficit) equity, and cash flows for the year then ended. Our audit also included the 2013 information in the financial statement schedule listed in the Index at Item 15(a). The consolidated financial statements of the Company for the years ended December 31, 2012 and 2011, before the effects of the adjustments to retrospectively apply the one-for-ten reverse stock split discussed in Note 13 to the consolidated financial statements, and the 2012 and 2011 information in the financial statement schedule were audited by other auditors whose report, dated March 26, 2013, expressed an unqualified opinion on those statements. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackstone Mortgage Trust, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2013 information in the financial statement schedule, when considered in relation to the basic 2013 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited the adjustments to the 2013 consolidated financial statements to retrospectively apply the one-for-ten reverse stock, as discussed in Note 13 to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2012 and 2011 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the amounts to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 and 2011 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 and 2011 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

New York, New York

February 18, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated balance sheet of Capital Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2012, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 26, 2013

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$52,342	$15,423
Restricted cash	10,096	14,246
Loans receivable, net	2,047,223	141,500
Loans receivable, at fair value	40,665	—
Investment in CT Legacy Asset, at fair value	—	132,000
Equity investments in unconsolidated subsidiaries	22,480	13,306
Accrued interest receivable, prepaid expenses, and other assets	39,974	5,868

Total assets	$2,212,780	$322,343

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$56,972	$21,209
Secured notes	—	8,497
Repurchase obligations	1,109,353	—
Convertible notes, net	159,524	—
Securitized debt obligations	40,181	139,184
Participations sold	90,000	—

Total liabilities	1,456,030	168,890

Equity
Class A common stock, $0.01 par value, 100,000 shares authorized, 28,802 and 2,927 shares issued and outstanding as of December 31, 2013 and 2012, respectively	288	293
Restricted class A common stock, $0.01 par value, 700 and zero shares issued and outstanding as of December 31, 2013 and 2012, respectively	7	—
Additional paid-in capital	1,252,986	609,002
Accumulated other comprehensive income	798	—
Accumulated deficit	(536,170)	(535,851)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	717,909	73,444
Non-controlling interests	38,841	80,009

Total equity	756,750	153,453

Total liabilities and equity	$2,212,780	$322,343

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

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

	December 31, 2013	December 31, 2012
Assets
Loans receivable, net	$47,000	$141,500
Accrued interest receivable, prepaid expenses, and other assets	2,836	4,021

Total assets	$49,836	$145,521

Liabilities
Accounts payable, accrued expenses, and other liabilities	$32	$88
Securitized debt obligations	40,181	139,184

Total liabilities	$40,213	$139,272

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2013	2012	2011
Income from loans and other investments
Interest and related income	$53,164	$34,939	$117,161
Less: Interest and related expenses	18,017	38,138	96,974

Income (loss) from loans and other investments, net	35,147	(3,199)	20,187
Other expenses
Management fees	5,937	—	—
General and administrative expenses	11,505	10,369	8,982

Total other expenses	17,442	10,369	8,982
Total other-than-temporary impairments of securities	—	—	(49,309)
Portion of other-than-temporary impairments of securities recognized in other comprehensive income	—	(160)	1,243
Impairment of real estate held-for-sale	—	—	(1,055)

Net impairments recognized in earnings	—	(160)	(49,121)
Recovery of provision for loan losses	—	36,147	19,326
Valuation allowance on loans held-for-sale	1,259	—	(1,456)
Gain on investments at fair value	7,417	—	—
Fair value adjustment on investment in CT Legacy Asset	—	51,904	—
Gain on deconsolidation of subsidiary	—	200,283	—
Gain on sale of investments	—	6,000	—
Gain on extinguishment of debt	38	—	271,031
Income from equity investments in unconsolidated subsidiaries	—	1,781	3,649

Income before income taxes	26,419	282,387	254,634
Income tax provision	995	174	1,425

Income from continuing operations	25,424	282,213	253,209
Loss from discontinued operations, net of tax	—	(2,138)	(890)
Loss on sale of discontinued operations	—	(271)	—

Net income	25,424	279,804	252,319

Net (income) loss attributable to non-controlling interests	(10,392)	(98,780)	5,823

Net income attributable to Blackstone Mortgage Trust, Inc.	$15,032	$181,024	$258,142

Income from continuing operations per share of common stock
Basic	$0.81	$78.19	$114.31

Diluted	$0.81	$74.16	$108.17

Loss from discontinued operations per share of common stock
Basic	$—	$(1.03)	$(0.39)

Diluted	$—	$(1.03)	$(0.39)

Net income per share of common stock
Basic	$0.81	$77.16	$113.92

Diluted	$0.81	$73.13	$107.78

Weighted-average shares of common stock outstanding
Basic	18,520,052	2,345,943	2,266,043

Diluted	18,520,052	2,475,294	2,395,043

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$25,424	$279,804	$252,319
Other comprehensive income
Unrealized gain on foreign currency remeasurement	798	—	—
Unrealized gain on derivative financial instruments	—	8,367	5,453
Gain on interest rate swaps no longer designated as cash flow hedges	—	2,481	5,038
Amortization of unrealized gains and losses on securities	—	(775)	(908)
Amortization of deferred gains and losses on settlement of swaps	—	(56)	(109)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	—	688	(326)

Other comprehensive income	798	10,705	9,148

Comprehensive income	26,222	290,509	261,467
Comprehensive (income) loss attributable to non-controlling interests	(10,392)	(98,790)	6,015

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$15,830	$191,719	$267,482

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in (Deficit) Equity

(in thousands)

	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Blackstone Mortgage Trust, Inc. (Deficit) Equity	Non-controlling Interests	Total
Balance at December 31, 2010	$219	$—	$559,411	$(50,462)	$(920,355)	$(411,187)	$—	$(411,187)
Restricted class A common stock earned	1	2	418	—	—	421	—	421
Allocation to non-controlling interests	—	—	37,156	—	—	37,156	(12,623)	24,533
Purchase of non-controlling interests	—	—	(142)	—	—	(142)	—	(142)
Deferred directors’ compensation	—	—	206	—	—	206	—	206
Other comprehensive income	—	—	—	9,340	—	9,340	(192)	9,148
Consolidation of additional securitization vehicles	—	—	—	538	(4,898)	(4,360)	—	(4,360)
Net income	—	—	—	—	258,142	258,142	(5,823)	252,319
Contributions from non-controlling interests	—	—	—	—	—	—	125	125
Distributions to non-controlling interests	—	—	—	—	—	—	(2)	(2)

Balance at December 31, 2011	$220	$2	$597,049	$(40,584)	$(667,111)	$(110,424)	$(18,515)	$(128,939)

Issuance of class A common stock	50	—	9,950	—	—	10,000	—	10,000
Restricted class A common stock earned	6	(2)	993	—	—	997	—	997
Shares issued upon exercise of warrants	17	—	(17)	—	—	—	—	—
Deferred directors’ compensation	—	—	1,027	—	—	1,027	—	1,027
Other comprehensive income	—	—	—	10,695	—	10,695	10	10,705
Deconsolidation of subsidiaries	—	—	—	29,889	—	29,889	—	29,889
Net income	—	—	—	—	181,024	181,024	98,780	279,804
Dividends declared on common stock	—	—	—	—	(49,764)	(49,764)	—	(49,764)
Distributions to non-controlling interests	—	—	—	—	—	—	(266)	(266)

Balance at December 31, 2012	$293	$—	$609,002	$—	$(535,851)	$73,444	$80,009	$153,453

Issuance of class A common stock	258	—	633,549	—	—	633,807	—	633,807
Adjustment to par value for reverse stock split and charter amendment	(263)	—	263	—	—	—	—	—
Restricted class A common stock earned	—	7	1,057	—	—	1,064	—	1,064
Issuance of convertible notes	—	—	8,826	—	—	8,826	—	8,826
Deferred directors’ compensation	—	—	289	—	—	289	—	289
Other comprehensive income	—	—	—	798	—	798	—	798
Consolidation of subsidiaries	—	—	—	—	5,727	5,727	6,235	11,962
Net income	—	—	—	—	15,032	15,032	10,392	25,424
Dividends declared on common stock	—	—	—	—	(21,078)	(21,078)	—	(21,078)
Contributions from non-controlling interests	—	—	—	—	—	—	15,000	15,000
Distributions to non-controlling interests	—	—	—	—	—	—	(72,795)	(72,795)

Balance at December 31, 2013	$288	$7	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net income	$25,424	$279,804	$252,319
Adjustments to reconcile net income to net cash provided by operating activities
Net impairments recognized in earnings	—	160	49,121
Recovery of provision for loan losses	—	(36,147)	(19,326)
Valuation allowance on loans held-for-sale	(1,259)	—	1,456
Gain on investments at fair value	(7,417)	—	—
Fair value adjustment on investment in CT Legacy Asset	—	(51,904)	—
Gain on deconsolidation of subsidiary	—	(200,283)	—
Gain on sale of investments	—	(6,000)	—
Gain on extinguishment of debt	(38)	—	(271,031)
Income from equity investments in unconsolidated subsidiaries	—	(1,781)	(3,649)
Distributions of income from unconsolidated subsidiaries	8,795	1,933	1,898
Distributions from CT Legacy Asset	—	9,581	—
Loss on sale of discontinued operations	—	271	—
Non-cash compensation expense	6,242	3,808	3,765
Amortization of premiums/discounts on loans and securities and deferred interest on loans	(6,290)	(566)	(1,872)
Amortization of deferred gains and losses on settlement of swaps	—	(56)	(109)
Amortization of deferred financing costs and premiums/discount on debt obligations	4,935	12,133	11,984
Loss on interest rate swaps not designated as cash flow hedges	4	2,772	6,336
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	139	(3,019)	662
Deferred income taxes	—	1,268	(611)
Accounts payable, accrued expenses, and other liabilities	(1,843)	(5,206)	(2,059)

Net cash provided by operating activities	28,692	6,768	28,884

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from investing activities
Proceeds from Investment Management Business Sale	—	21,424	—
Principal collections and proceeds from securities	416	56,544	94,407
Origination and fundings of loans receivable	(2,327,913)	—	—
Origination and exit fees received on loans receivable	25,402	—	—
Principal collections and proceeds from the sale of loans receivable	508,302	115,918	2,007,354
Distributions from equity investments	7,151	—	4,345
Contributions to unconsolidated subsidiaries	—	(4,030)	(3,413)
Distributions from unconsolidated subsidiaries	—	1,006	3,697
Decrease (increase) in restricted cash	4,151	(1,261)	(12,985)

Net cash (used in) provided by investing activities	(1,782,491)	189,601	2,093,405

Cash flows from financing activities
Repayment and purchase of secured notes	(11,059)	—	(405)
Borrowings under repurchase obligations	1,667,623	123,977	—
Repayments under repurchase obligations	(578,484)	(58,464)	(314,215)
Proceeds from issuance of convertible notes	168,415	—	—
Repayment of securitized debt obligations	(98,965)	(178,945)	(1,821,498)
Proceeds from sale of loan participations	90,000	—	—
Borrowings under legacy credit facilities	—	—	83,000
Repayments of legacy credit facilities	—	(63,000)	(47,572)
Payment of deferred financing costs	(8,867)	—	(11,126)
Settlement of interest rate swaps	(6,123)	—	—
Contributions from non-controlling interests	15,000	—	125
Purchase of and distributions to non-controlling interests	(72,853)	(16)	(144)
Proceeds from issuance of common stock	633,807	10,000	—
Dividends paid on class A common stock	(7,776)	(48,960)	—
Vesting of restricted class A common stock	—	(356)	(85)

Net cash provided by (used in) financing activities	1,790,718	(215,764)	(2,111,920)

Net increase (decrease) in cash and cash equivalents	36,919	(19,395)	10,369
Cash and cash equivalents at beginning of period	15,423	34,818	24,449

Cash and cash equivalents at end of period	$52,342	$15,423	$34,818

Supplemental disclosure of cash flows information
Payments of interest	$(12,702)	$(26,363)	$(81,697)

Receipts (payments) of income taxes	$8	$(2,747)	$(4,799)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$13,302	$804	$—

(Consolidation) deconsolidation of subsidiaries	$(38,913)	$371,621	$572,246

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior mortgage loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

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

On April 26, 2013, our board of directors approved the change of our name from Capital Trust, Inc. to Blackstone Mortgage Trust, Inc., which we effected on May 6, 2013, concurrently with a one-for-ten reverse stock split of our class A common stock. Except where the context indicates otherwise, all class A common stock numbers herein have been adjusted to give retroactive effect to the reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain of the assets and credit of our consolidated subsidiaries are not available to satisfy the debt or other obligations of us, our affiliates, or other entities.

VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

We have separately presented, following our consolidated balance sheet, the assets of consolidated VIEs that can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs that are non-recourse to us. We have aggregated all of such assets and liabilities of consolidated VIEs in this presentation due to our determination that these entities are substantively similar and, therefore, a further disaggregated presentation would not be more meaningful.

Our subsidiary, CT Legacy Partners, LLC, or CT Legacy Partners, accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

investments at fair value. We have retained this specialized accounting in consolidation and, accordingly, report the loans and other investments of CT Legacy Partners at fair value on our consolidated balance sheets.

As more fully described in Note 3, we sold our investment management business to Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations.

Certain reclassifications have been made in the presentation of the prior-period consolidated financial statements to conform to the current presentation.

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

Revenue Recognition

Interest income from our loans receivable is recognized over the life of the investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts, and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, cash held in banks, and liquid investments with original maturities of three months or less. We deposit our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. We may have bank balances in excess of federally insured amounts. We have not experienced, and do not expect, any losses on our demand deposits, commercial paper, or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy Partners as restricted because, while these cash balances are available for use by CT Legacy Partners for its operations, they cannot be used by us until our allocable share is distributed from CT Legacy Partners and cannot be commingled with any of our other unrestricted cash balances.

Loans Receivable and Provision for Loan Losses

We purchase and originate commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates,

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors, including risk of loss, loan-to-value ratio, or LTV, collateral performance, structure, exit plan, and sponsorship.

Loans are rated “1” through “8,” from less risk to greater risk, which ratings are defined as follows:

1 –	Low Risk: A loan that is expected to perform through maturity, with relatively lower LTV, higher in- place debt yield, and stable projected cash flow.

2 –	Average Risk: A loan that is expected to perform through maturity, with medium LTV, average in-place debt yield, and stable projected cash flow.

3 –

Acceptable Risk: A loan that is expected to perform through maturity, with relatively higher LTV, acceptable in-place debt yield, and some uncertainty (due to lease rollover or other factors) in projected cash flow.

4 –	Higher Risk: A loan that is expected to perform through maturity, but has exhibited a material deterioration in cash flow and/or other credit factors. If negative trends continue, default could occur.

5 –	Low Probability of Default/Loss: A loan with one or more identified weaknesses that we expect to have a 15% probability of default or principal loss.

6 –	Medium Probability of Default/Loss: A loan with one or more identified weaknesses that we expect to have a 33% probability of default or principal loss.

7 –	High Probability of Default/Loss: A loan with one or more identified weaknesses that we expect to have a 67% or higher probability of default or principal loss.

8 –	In Default: A loan which is in contractual default and/or that has a very high likelihood of principal loss.

Loans Held-for-Sale and Related Allowance

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular loans, including known or expected transactions. Loans held-for-sale are carried at the lower of their amortized cost basis or fair value, less cost to sell. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statements of operations as a valuation allowance on loans held-for-sale.

Participations Sold

Participations sold represent interests in certain loans that we originated and subsequently sold. In certain instances, we present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations.

Equity Investments in Unconsolidated Subsidiaries

Our carried interest in CT Opportunity Partners I, LP, or CTOPI, is accounted for using the equity method. CTOPI’s assets and liabilities are not consolidated into our financial statements due to our determination that

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(i) it is not a VIE and (ii) the investors have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the net assets of CTOPI on our consolidated balance sheets. We have deferred the recognition of income from CTOPI until cash is collected or appropriate contingencies have been eliminated and, therefore, do not recognize any income from equity investments in unconsolidated subsidiaries.

Deferred Financing Costs

The deferred financing costs that are included in accrued interest receivable, prepaid expenses, and other assets on our consolidated balance sheets include issuance and other costs related to our debt obligations. These costs are amortized as interest expense using the effective interest method over the life of the related obligations.

Repurchase Obligations

We record investments financed with repurchase obligations as separate assets and the related borrowings under any repurchase agreements are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase obligations are reported separately on our consolidated statements of operations.

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheet as of December 31, 2013, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

•	Level 1 – Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

•

Level 2 – Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.

•

Level 3 – Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

The value of each asset recorded at fair value using Level 3 inputs is determined by an internal committee composed of members of senior management of our Manager, including our chief executive officer, chief financial officer, and other senior officers.

Certain of our assets and liabilities are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets and liabilities that are measured at fair value are discussed further in Note 18. Generally, loans held-for-sale and certain of our loans receivable and securities are measured at fair value on a recurring basis, while impaired loans are measured at fair value on a nonrecurring basis.

The following valuation techniques were used to estimate the fair value of each type of asset and liability that was recorded at fair value:

Loans receivable, at fair value – Loans receivable are generally valued by discounting expected cash flows using internal cash flow models and estimated market rates. Expected cash flows of each loan are based on our Manager’s assumptions regarding the collection of principal and interest from the respective borrowers.

Other assets, at fair value – Our other assets balance includes certain commercial mortgage-backed securities, collateral debt obligations, and equity investments and are generally valued by a combination of (i) obtaining assessments from third-party dealers and (ii) in cases where such assessments are unavailable or deemed not to be indicative of fair value, discounting expected cash flows using internal cash flow models and estimated market discount rates. In the case of internal models, expected cash flows of each security are based on assumptions regarding the collection of principal and interest on the underlying loans and securities.

Impaired loans – Loans identified as impaired are collateral dependent loans. Impairment on these loans is measured by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

Investment in CT Legacy Asset – We arrived at the fair value of our investment in CT Legacy Asset, LLC, or CT Legacy Asset, by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. To determine the net cash flows of CT Legacy Asset, our Manager estimated the timing and recovery amount for each of its assets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

We are also required by GAAP to disclose fair value information about financial instruments, which is otherwise not reported in the statement of financial position at fair value, to the extent it is practicable to estimate a fair value for those instruments. In cases where quoted market prices are not available, fair values are estimated using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the estimated market discount rate and the estimated future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate settlement of the instrument. Rather, these fair values reflect the amounts that our Manager believes are realizable in an orderly transaction among willing parties. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

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

Loans receivable, net – Other than impaired loans, these assets are recorded at their amortized cost and not at fair value. The fair values for these instruments are estimated by our Manager taking into consideration factors, including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

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

Convertible notes, net – These notes are recorded at their amortized cost and not at fair value. These convertible notes are publicly traded and their fair values are obtained using quoted market prices.

Securitized debt obligations – These obligations are recorded at the face value of outstanding obligations to third parties and not at fair value. The fair values for these instruments have been estimated by obtaining assessments from third-party dealers.

Participations sold – These obligations are recorded at their face value and not at fair value. The fair value was estimated based on the value of the related loan receivable asset.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 16 for additional information.

Accounting for Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain of its employees that vest over the life of the awards. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Earnings per Share of Common Stock

Basic earnings per share, or Basic EPS, is computed based on the net earnings allocable to common stock and stock units, divided by the weighted-average number of shares of common stock and stock units outstanding during the period. Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings allocable to common stock and stock units, divided by the weighted-average number of shares of common stock, stock units and potentially dilutive common stock issued upon conversion of our convertible notes.

We have separately determined Basic EPS and Diluted EPS for income from continuing operations, loss from discontinued operations, and for net income attributable to common stockholders. Refer to Note 13 for additional discussion of earnings per share.

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

Recent Accounting Pronouncements

In April 2011, the FASB issued Accounting Standards Update, or ASU, 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” or ASU 2011-02. ASU 2011-02 primarily clarifies when creditors should classify loan modifications as troubled debt restructurings and provides examples and factors to be considered. Loan modifications that are considered troubled debt restructurings could result in additional disclosure requirements and could affect the related provision for loan losses. ASU 2011-02 was effective for the first interim or annual period beginning after June 15, 2011, with retrospective application to the beginning of the year. The adoption of ASU 2011-02 did not have a material impact on our consolidated financial statements, however, will impact how we account for loan modifications, and may result in an increase in the loan modifications we classify as troubled debt restructurings and, therefore, our provision for loan losses.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 primarily removes certain criteria from the consideration of effective control over assets subject to repurchase agreements. The removal of these criteria will generally result in asset transfers pursuant to repurchase agreements being accounted for as secured borrowings, with both the transferred assets and repurchase liability recorded on the transferor’s balance sheet. ASU 2011-03 was effective for the first interim or annual period beginning after December 15, 2011, and is to be applied prospectively to transactions that occur subsequent to the effective date. The adoption of ASU 2011-03 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 860): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends existing guidance on fair value measurements related to (i) instruments held in a portfolio, (ii) instruments classified within stockholders’ equity, (iii) application of the “highest and best use” concept to nonfinancial assets, (iv) application of blockage factors and other premiums and discounts in the valuation

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

process, and (v) other matters. In addition, ASU 2011-04 expanded the required disclosures around fair value measurements including (i) reporting the level in the fair value hierarchy used to value assets and liabilities, which are not measured at fair value, but where fair value is disclosed and (ii) qualitative disclosures about the sensitivity of Level 3 fair value measurements to changes in unobservable inputs used. ASU 2011-04 was effective for the first interim or annual period beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements; however, it did expand our disclosures related to fair value measurements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 does not change the items that must be reported in other comprehensive income; however, it eliminates the option to present other comprehensive income on the statement of stockholders’ equity and instead requires either (i) a continuous statement of comprehensive income, which would replace the current statement of operations or (ii) an additional statement of other comprehensive income, which would immediately follow the statement of operations, and would report the components of other comprehensive income. ASU 2011-05 was effective for the first interim or annual period beginning after December 15, 2011, and should be applied retrospectively to all periods reported after the effective date. Our early adoption, as permitted, of ASU 2011-05 as of December 31, 2011 did not have a material impact on our consolidated financial statements, other than the change in presentation of comprehensive income as a separate financial statement.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities,” or ASU 2013-01. ASU 2013-01 was developed to clarify which instruments and transactions are subject to the offsetting disclosure requirements set forth by ASU 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 was effective for the first interim or annual period beginning on or after January 1, 2013, and was applied retrospectively for all comparative periods presented. The adoption of ASU 2013-01 did not have a material impact on our consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” or ASU 2013-02. ASU 2013-02 implements the previously deferred requirement to disclose reclassification adjustments into and out of accumulated other comprehensive income in either a note or on the face of the financial statements. ASU 2013-02 was effective for the first interim or annual period beginning after December 15, 2012, and was applied prospectively. As we have not reclassified any balances into or out of accumulated other comprehensive income, the adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

In June 2013, the FASB issued ASU 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” or ASU 2013-08. ASU 2013-08 amends the criteria for qualification as an investment company under Topic 946 of the FASB Accounting Standards Codification, or Topic 946, and requires additional disclosure by investment companies. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2013, and is to be applied prospectively. We currently consolidate CT Legacy Partners, which accounts for its operations as an investment company under Topic 946. We do not expect the adoption of ASU 2013-08 to impact CT Legacy Partners’ status as an investment company. Further, because ASU 2013-08 specifically excludes REITs from its scope, it will not otherwise impact our consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

CT Legacy Partners Merger

To maintain its tax efficiency, on March 22, 2013, CT Legacy REIT Mezz Borrower, Inc., or CT Legacy REIT, was merged with and into CT Legacy Partners, LLC, or CT Legacy Partners, whereby CT Legacy Partners was the surviving entity. We refer to this transaction as the Merger. As a result of the Merger, all outstanding shares of class A-1 common stock, class A-2 common stock, class B common stock, and class A preferred stock of CT Legacy REIT were converted into limited liability company shares, or LLC Shares, in CT Legacy Partners. These LLC Shares have economic and voting rights equivalent to the corresponding shares of stock of CT Legacy REIT. In addition, all outstanding shares of class B preferred stock of CT Legacy REIT were redeemed on March 21, 2013 for an aggregate of $147,000 in cash, which amount was composed of the shares’ par value, liquidation preference, and accrued dividends thereon.

As a result of the Merger, we have consolidated CT Legacy Partners as of March 22, 2013, and, therefore, the remaining legacy assets and liabilities from our comprehensive debt restructuring on March 31, 2011, which we refer to as our March 2011 Restructuring. As a result of the consolidation, we recorded an increase of $12.0 million in total equity. Refer to Note 8 and Note 13 for further discussion of CT Legacy Partners.

Investment Management Business Sale

On December 19, 2012, pursuant to a purchase and sale agreement, dated as of September 27, 2012, or Purchase Agreement, by and between us and an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million. The sale included our equity interests in CT Investment Management Co., LLC, or CTIMCO, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT. We refer to the entire transaction as our Investment Management Business Sale. Pursuant to the terms of the Purchase Agreement, on December 19, 2012, we entered into a management agreement with our Manager, or Management Agreement, which was amended and restated as of March 26, 2013, and further amended on July 30, 2013, pursuant to which we are now managed by our Manager pursuant to the terms and conditions of the Management Agreement. In addition, Blackstone received the right to designate two members of our board of directors, and exercised that right by designating an employee of Blackstone and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations. Refer to Note 15 for a further discussion of discontinued operations.

On December 19, 2012, we also closed our sale to Blackstone of 500,000 shares of our class A common stock for a purchase price of $10.0 million.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

In connection with the consummation of the Investment Management Business Sale and the closing of our sale of 500,000 shares of class A common stock to Blackstone, we paid a $20.00 per share special cash dividend on December 20, 2012, to holders of record of our class A common stock at the close of business on November 12, 2012.

CT CDO Deconsolidation

On December 19, 2012, as a result of the Investment Management Business Sale, we are no longer the collateral manager for certain collateralized debt obligations, or CT CDOs, nor are we the special servicer on their collateral assets. Due to the externalization of these management functions, and our lack of material economic interest in the residual equity we own in CT CDOs II and IV, we ceased to be the primary beneficiary of these entities and, therefore, discontinued the consolidation of CT CDOs II and IV, which we refer to as the CT CDO Deconsolidation. We recognized a gain of $53.9 million on the deconsolidation of CT CDOs II and IV, which was due primarily to the reversal of charges to stockholders’ equity resulting from losses previously recorded in excess of our economic interests in these non-recourse securitization vehicles. Subsequently, in May 2013, we disposed of our residual equity interest in CT CDOs II and IV, which had no impact to our consolidated financial statements.

4. CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

As discussed in Note 2, we deposit our cash and cash equivalents, including restricted cash, with high credit-quality institutions to minimize credit risk exposure. The following table provides details of our cash and cash equivalents, including restricted cash balances ($ in thousands):

Asset Category	Depository	Credit Rating(1)	December 31, 2013	December 31, 2012
Cash and cash equivalents	Bank of America	A-1	$52,342	$15,423
Restricted cash	Bank of America	A-1	10,096	14,246

			$62,438	$29,669

(1)	Represents the short-term credit rating for the Bank of America, N.A. legal entity as issued by Standard & Poor’s as of December 31, 2013.

5. LOANS RECEIVABLE

As of December 31, 2013, our consolidated balance sheet included $2.0 billion of loans receivable related to our Loan Origination segment and $47.0 million of loans receivable owned by CT CDO I, a consolidated securitization vehicle included in our CT Legacy Portfolio segment. Refer to Note 21 for further discussion of our operating segments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Activity relating to our loans receivable was ($ in thousands):

	Gross Book Value	Provision for Loan Losses	Net Book Value

December 31, 2012	$164,180	$(22,680)	$141,500
Loan originations	2,325,433	—	2,325,433
Additional fundings	2,480	—	2,480
Loan satisfactions	(260,400)	—	(260,400)
Partial loan repayments and sales	(141,150)	—	(141,150)
Deferred origination fees and expenses	(25,402)	—	(25,402)
Amortization of deferred fees and expenses	5,965	—	5,965
Unrealized gain on foreign currency translation	797	—	797
Reclassification to loans held-for-sale	(6,601)	4,601	(2,000)

December 31, 2013	$2,065,302	$(18,079)	$2,047,223

As of December 31, 2013, we had unfunded commitments of $164.3 million related to 15 loans receivable, which amounts will only be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire over the next five years.

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2013	December 31, 2012
Number of loans	31	7
Principal balance	$2,076,411	$164,180
Net book value(1)	$2,047,223	$141,500
Weighted-average cash coupon(2)	L+4.64%	L+4.73%
Weighted-average all-in yield(2)	L+5.26%	L+4.74%
Weighted-average maximum maturity (years)(3)	4.1	0.7

(1)

The primary differences between the principal balance and net book value are deferred origination fees on loans in our Loan Origination segment, and provisions for loan losses in our CT Legacy Portfolio segment.

(2)

All loans are floating rate loans indexed to LIBOR as of December 31, 2013 and 2012; however, certain of our loans receivable earn a minimum LIBOR floor ranging from 0.20% to 1.00%. Amounts exclude all non-performing loans.

(3)	Maximum maturity date assumes all extension options are exercised.

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	December 31, 2013		December 31, 2012
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage

Senior mortgage loans(1)	$1,800,329	88%	$62,500	44%
Subordinate loans(2)	246,894	12	79,000	56

	$2,047,223	100%	$141,500	100%

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Property Type	Net Book Value	Percentage	Net Book Value	Percentage

Office	$864,666	42%	$111,500	79%
Multifamily	617,464	30	—	—
Hotel	390,492	19	30,000	21
Other	174,601	9	—	—

	$2,047,223	100%	$141,500	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage

Northeast	$828,571	40%	$27,000	19%
West	469,262	23	92,500	65
Southeast	243,798	12	12,404	9
Southwest	216,429	11	9,596	7
Northwest	166,207	8	—	—
Midwest	85,708	4	—	—
United Kingdom	37,248	2	—	—

	$2,047,223	100%	$141,500	100%

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $68.6 million, and pari passu participations in mortgages.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Loan risk ratings

Quarterly, our Manager evaluates our loan portfolio as described in Note 2. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors, including risk of loss, current LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “8” (greater risk), which ratings are defined in Note 2.

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	December 31, 2013			December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value

1 – 3	29	$2,038,863	$2,020,223	2	$47,000	$47,000
4 – 5	—	—	—	2	92,500	92,500
6 – 8	2	37,548	$27,000	3	24,680	2,000

	31	$2,076,411	$2,047,223	7	$164,180	$141,500

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables further allocate our loans receivable by loan type and our internal risk ratings ($ in thousands):

	Senior Mortgage Loans(1)
	December 31, 2013			December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value

1 – 3	26	$1,811,514	$1,800,329	—	$—	$—
4 – 5	—	—	—	1	62,500	62,500

	26	$1,811,514	$1,800,329	1	$62,500	$62,500

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $68.6 million, and pari passu participations in mortgages.

	Subordinate Loans(1)
	December 31, 2013			December 31, 2012
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value

1 – 3	3	$227,350	$219,894	2	$47,000	$47,000
4 – 5	—	—	—	1	30,000	30,000
6 – 8	2	37,548	27,000	3	24,680	2,000

	5	$264,898	$246,894	6	$101,680	$79,000

(1)	Includes subordinate interests in mortgages and mezzanine loans.

Loan impairments

We do not have any loan impairments in our Loan Origination segment. As of December 31, 2013, CT CDO I, which is in our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $10.5 million that is delinquent on its contractual payments. We have taken a 100% loan loss reserve on this loan.

As of December 31, 2012, consolidated securitization vehicles in our CT Legacy Portfolio segment had one impaired subordinate interest in a mortgage loan with a gross book value of $7.5 million that was current in its interest payments and two impaired subordinate interest in a mortgage loans with a combined gross book value of $17.1 million that were delinquent on their contractual payments. We had an aggregate 92% loan loss reserve on these loans resulting in a net book value of $2.0 million.

Generally, we have recorded loan loss reserves for loans that are in maturity default or otherwise have past-due principal payments. As of December 31, 2013, CT CDO I, which is in our CT Legacy Portfolio segment, had one loan with a net book value of $27.0 million, which was in maturity default but had no reserve recorded. We expect to collect all principal and interest due under this loan. We do not have any loans in maturity default or with past-due principal payments in our Loan Origination segment.

There was no income recorded on impaired loans during the year ended December 31, 2013. We recorded $290,000 of income on impaired subordinate interests in mortgage loans owned by CT CDO I that had an average net book value of $2.8 million during the year ended December 31, 2012. Substantially all income recorded on impaired loans during the prior period was received in cash.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Nonaccrual loans

We do not have any nonaccrual loans in our Loan Origination segment. CT CDO I, which is in our CT Legacy Portfolio segment, had one subordinate interest in a mortgage loan on nonaccrual status with a principal balance of $10.5 million and a net book value of zero as of December 31, 2013. Consolidated securitization vehicles in our CT Legacy Portfolio segment had three subordinate interests in mortgages on nonaccrual status with an aggregate principal balance of $24.7 million and an aggregate net book value of $2.0 million as of December 31, 2012. In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans that are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we did not have any material interest receivable accrued on nonperforming loans as of December 31, 2013 or 2012.

6. LOANS HELD-FOR-SALE

Activity relating to our loans held-for-sale was ($ in thousands):

	Gross Book Value	Valuation Allowance	Net Book Value

December 31, 2012	$—	$—	$—
Reclassification from loans receivable	6,601	(4,601)	2,000
Valuation allowance on loans held-for-sale	—	1,259	1,259
Loans sold	(6,601)	3,342	(3,259)

December 31, 2013	$—	$—	$—

During the first quarter of 2013, we reclassified a $6.6 million subordinate mortgage loan and its related $4.6 million provision for loan losses to loans held-for-sale. We subsequently sold this loan and recorded a $1.3 million valuation adjustment to reflect the position at its fair value based on the proceeds received from the sale. We did not have any loans classified as held-for-sale as of December 31, 2013 and 2012.

7. LOANS RECEIVABLE, AT FAIR VALUE

We record CT Legacy Partners’ loans receivable investments at fair value, which are determined using internal financial model-based estimations. The CT Legacy Partners loans receivable portfolio included seven loans with an aggregate principal balance of $145.3 million, which were reported at their aggregate fair value of $40.7 million as of December 31, 2013. As of December 31, 2012, there were no loans receivable at fair value because we accounted for the CT Legacy Partners’ portfolio on a non-consolidated basis. Refer to Note 3 and Note 8 for additional discussion of CT Legacy Partners. Refer to Note 18 for additional disclosure regarding fair value and Note 21 for an allocation of our loans receivable between our operating segments.

Activity relating to our loans receivable, at fair value was ($ in thousands):

December 31, 2012	$—
Consolidation of CT Legacy Partners	150,332
Capitalized interest	984
Loan satisfactions	(110,347)
Partial loan repayments	(307)
Gain on investments at fair value	6,816
Reclassification to other assets	(6,813)

December 31, 2013	$40,665

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details overall statistics for CT Legacy Partners’ loans receivable, which were held at fair value as of December 31, 2013 ($ in thousands):

	Loans Receivable, at Fair Value
	Floating Rate	Fixed Rate	Total
Number of loans	4	3	7
Net book value	$16,990	$23,675	$40,665
Weighted-average cash coupon(1)	L+4.26%	8.14%	6.24%
Weighted-average all-in yield(1)	L+4.26%	8.14%	6.24%
Weighted-average maximum maturity (years)(2)	0.9	0.8	0.9

(1)

All floating rate loans were indexed to LIBOR as of December 31, 2013, however, one of our loans receivable earns interest based on a minimum LIBOR floor of 2.00%. Rates exclude all non-performing loans.

(2)	Maximum maturity date assumes all extension options are exercised.

The tables below detail the types of loans in CT Legacy Partners’ loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	December 31, 2013
Asset Type	Fair Value	Percentage
Senior mortgages	$14,990	37%
Subordinate loans(1)	25,675	63

	$40,665	100%

Property Type	Fair Value	Percentage
Office	$25,675	63%
Hotel	14,990	37

	$40,665	100%

Geographic Location	Fair Value	Percentage
Northeast	$25,675	63%
West	14,990	37

	$40,665	100%

(1)	Comprised entirely of mezzanine loans as of December 31, 2013.

Nonaccrual loans

In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans that are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. We do not have any material interest receivable accrued on nonperforming loans as of December 31, 2013. As of December 31, 2013, we had three loans on nonaccrual status with an aggregate principal balance of $98.3 million, each of which had a fair value of zero.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

8. INVESTMENT IN CT LEGACY ASSET, AT FAIR VALUE

As a result of the merger effective on March 22, 2013, we began consolidating CT Legacy Partners and its subsidiary, CT Legacy Asset. Previously, we accounted for CT Legacy Asset on a non-consolidated basis, and as of December 31, 2012, our consolidated balance sheet included a net investment in CT Legacy Asset of $132.0 million. We had elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset due to our determination that the fair value of the investment in CT Legacy Asset, as a net liquidating portfolio of assets, was more meaningful and indicative of our interests in CT Legacy Asset than equity method accounting. Following its consolidation, the loans receivable and repurchase obligations of CT Legacy Partners, as well as its other assets and liabilities, are included in our consolidated balance sheet. Refer to Note 3 for additional discussion of the consolidation of CT Legacy Partners and Note 5 and Note 10 for further discussion of CT Legacy Partners’ loans receivable and repurchase obligation, respectively.

CT Legacy Partners

CT Legacy Partners holds a portion of our legacy portfolio, which we had previously transferred to CT Legacy REIT (the predecessor of CT Legacy Partners) in connection with our March 2011 Restructuring. CT Legacy Partners is beneficially owned 52% by us and 48% by our former lenders. In addition, CT Legacy Partners has issued class B common shares, a subordinate class of equity that entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in CT Legacy Partners, after aggregate cash distributions of $50.0 million have been paid to all other classes of common equity. Further, CT Legacy Partners has issued class A preferred shares that entitle their holder to cumulative preferred distributions in an amount generally equal to the greater of (i) 2.5% of certain of CT Legacy Partners’ assets, and (ii) $1.0 million per annum.

Our equity interest in CT Legacy Partners is composed of 4,393,750 class A-1 common shares, 775,000 class

A-2 common shares, and 118,651 class B common shares. The outstanding common shares of CT Legacy Partners are composed of 4.4 million class A-1 common shares, 5.6 million class A-2 common shares, and 1.5 million class B common shares. The equity interests of other members of CT Legacy Partners are reflected as non-controlling interests on our consolidated balance sheets.

9. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of December 31, 2013, our equity investment in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by CTIMCO. Historically, this balance has also included our co-investments in investment management vehicles that were sponsored and managed by CTIMCO. As described in Note 3, we sold two such co-investments to an affiliate of Blackstone in December 2012 in conjunction with our Investment Management Business Sale; however, we retained 100% of our carried interest in CTOPI.

Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI Carried Interest

Total as of December 31, 2012	$13,306
Distributions(1)	(8,795)
Incentive income allocation(2)	17,969

Total as of December 31, 2013	$22,480

(1)	Represents an $8.8 million tax advance cash distribution received to satisfy our income tax obligation related to the allocation of taxable

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

income in respect of our carried interest in CTOPI. Our total allocation of carried interest from CTOPI is net of $10.2 million of aggregate tax advance cash distributions.
(2)

We have deferred the recognition of incentive income allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of December 31, 2013, we had been allocated $32.6 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value.

Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. We received CTOPI Tax Advances of $8.8 million during 2013 and $1.4 million during 2012, both of which reduced our equity investment in CTOPI. As a result, our net investment in the CTOPI carried interest has a book value of negative $10.2 million, the amount of cumulative CTOPI Tax Advances received as of December 31, 2013. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund. As of December 31, 2013, our maximum exposure to loss from CTOPI was $10.2 million, the aggregate amount of CTOPI Tax Advances we have received from CTOPI.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of December 31, 2013, we had granted 96% of the pool, and the remainder was unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 65% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) one-third on the date of grant; (ii) one-third on September 13, 2012; and (iii) the remainder upon our receipt of incentive management fees from CTOPI. Of the remaining 35% of these grants, 31% are fully vested as a result of an acceleration event, and 4% vest solely upon our receipt of incentive management fees from CTOPI or the disposition of certain investments owned by CTOPI.

10. DEBT OBLIGATIONS

Secured Notes

In October 2013, we received a $36.2 million distribution from CT Legacy Partners in respect of our common equity interests, the majority of which served as collateral under our secured notes. Accordingly, we repaid these notes in full, and recognized a $2.0 million prepayment penalty as a component of interest expense. We therefore had no secured notes outstanding as of December 31, 2013.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Repurchase Facilities

During 2013, we entered into four revolving repurchase facilities and four asset-specific repurchase agreements, providing an aggregate $1.9 billion of credit. As of December 31, 2013, we had aggregate borrowings of $1.1 billion outstanding under repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.12% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.39% per annum. As of December 31, 2013, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.4 years.

The following table details the repurchase obligations outstanding as of December 31, 2013 ($ in thousands):

		Collateral Assets		Repurchase Borrowings(3)
Lender	Maximum Facility Size(1)	Principal Balance(2)	Net Book Value(2)	Potential	Current	Available
Revolving Repurchase Facilities
Bank of America	$500,000	$355,981	$352,995	$280,500	$271,320	$9,180
Citibank	500,000	613,339	609,236	460,765	334,692	126,073
JP Morgan(4)	614,525	442,035	439,706	340,912	257,610	83,302

Subtotal	1,614,525	1,411,355	1,401,937	1,082,177	863,622	218,555
Asset-Specific Repurchase Agreements
Wells Fargo(5)	288,354	334,857	333,418	245,731	245,731	—

Total	$1,902,879	$1,746,212	$1,735,355	$1,327,908	$1,109,353	$218,555

(1)

Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.

(2)	The difference between principal balance and net book value of collateral assets is due to deferred origination fees.
(3)

Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($252.5 million) facility, and $112.0 million related solely to a specific asset with a repurchase date of June 27, 2014.

(5)	Represents an aggregate of four asset-specific repurchase agreements with Wells Fargo.

On December 30, 2013, we entered into a $34.9 million, asset-specific, repurchase agreement with Wells Fargo with an initial maturity date of March 30, 2014, which may be extended for a period of three months. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 2.00%. This repurchase agreement is an interim financing of one loan, which is expected to be the initial collateral for a future revolving facility with Wells Fargo. We guarantee 100% of the obligations under this repurchase agreement.

On December 20, 2013, we entered into a $252.5 million, or £153.0 million, master repurchase agreement with JP Morgan. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 3.25% depending on the attributes of the collateral loans. Individual advances can be made at any time prior to the maturity date of December 20, 2016. Obligations under this repurchase agreement are not recourse to us, except that we guarantee up to 25% of the advances related to senior mortgage collateral and 100% of the advances related to mezzanine and junior mortgage collateral.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

On July 30, 2013, we entered into a $59.8 million, asset-specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 2.25%. The initial maturity date of the facility is August 8, 2015, which may be extended pursuant to three one-year extension options, each of which may be exercised by us. We do not guarantee the obligations under this repurchase agreement other than in the case of customary “bad-boy” events.

On July 8, 2013, we entered into a $32.0 million, asset-specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 3.50%. The initial maturity date of the facility is February 9, 2014, which may be extended pursuant to a one-year extension option, which may be exercised by us. We do not guarantee the obligations under this repurchase agreement other than in the case of customary “bad-boy” events.

On June 28, 2013, we entered into a $250.0 million master repurchase agreement with JP Morgan. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 3.25% depending on the attributes of the collateral loans. The repurchase agreement specifies a one-year availability period, during which new advances can be made and which availability period is renewable at the discretion of JP Morgan. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. In the event that the availability period is not renewed, it is followed by a two-year ‘stabilization’ period and then a ‘term out’ period, during which all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. Obligations under this repurchase agreement are not recourse to us, except that we guarantee up to 25% of the advances related to senior mortgage collateral and 100% of the advances related to mezzanine and junior mortgage collateral. On September 30, 2013, we entered into an agreement with JP Morgan to advance $112.0 million under the facility related to a specific asset and to increase the maximum facility size by the amount of that advance, which matures in June 2014.

On June 12, 2013, we entered into a $250.0 million master repurchase agreement with Citibank. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of between 2.00% and 2.25% depending on the attributes of the collateral loans. The initial facility expiration date is June 12, 2016, which may be extended annually by us. If upon the initial facility expiration date, Citibank does not extend the facility availability period, in its sole discretion, then no new advances may be drawn and all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. In either case, individual advances mature upon the maturity date of the respective collateral maturity dates. We guarantee up to 25% of the advances under this facility. Otherwise, obligations under this repurchase agreement are not recourse to us. On July 26, 2013, we amended our master repurchase agreement with Citibank to provide for a second $250.0 million tranche of potential advances. The second tranche is subject to a one-year ‘availability period,’ during which new financing transactions can be initiated. All other terms, including maturity dates, for the second tranche advances are the same as the original $250.0 million tranche.

On June 7, 2013, we entered into a $250.0 million, asset-specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 2.50%. The initial maturity date of the facility is June 7, 2016, which may be extended pursuant to (i) two one-year extension options, each of which may be exercised by us, and (ii) an additional one-year extension option, contingent upon notice regarding the failure of the collateral mortgage loan to be repaid at its final maturity. We do not guarantee the obligations under this repurchase agreement other than in the case of customary “bad-boy” events.

On May 21, 2013, we entered into a $250.0 million master repurchase agreement with Bank of America. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

margin of between 1.75% and 3.25% depending on the attributes of the collateral loans. The initial maturity date of the facility is May 21, 2016, subject to two one-year extension options, each of which may be exercised by us. Obligations under this repurchase agreement are not recourse to us, except that we guarantee up to 50% of the advances related to senior collateral and 100% of the advances related to mezzanine and junior mortgage collateral. On September 23, 2013, we amended our master repurchase agreement with Bank of America to provide for an additional $250.0 million of potential advances. All of the terms of the additional potential advances, including maturity dates, are the same as the original $250.0 million.

Each of the guarantees related to our master repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $525.0 million plus 75% of the net cash proceeds of future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 80% of our total assets. As of December 31, 2013, we were in compliance with these covenants.

The weighted-average outstanding repurchase obligation balance for the year ended December 31, 2013, was $356.4 million.

Repurchase Obligations – CT Legacy Partners

As of March 31, 2013, CT Legacy Partners was party to a repurchase facility with JP Morgan with an outstanding balance of $20.2 million. On June 5, 2013, CT Legacy Partners repaid the outstanding balance and terminated the repurchase facility. CT Legacy Partners has no outstanding debt obligations as of December 31, 2013.

Convertible notes, net

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

The Convertible Notes are convertible, at the holders’ option, into shares of our class A common stock at any time prior to the close of business on the business day immediately preceding September 1, 2018, subject to certain limitations, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity.

We recorded a $9.1 million discount upon issuance of the Convertible Notes based on the implied value of the conversion option and an effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Securitized Debt Obligations

The balances of each of our consolidated securitization vehicles’ outstanding securitized debt obligations, their respective coupons and all-in effective costs, including the amortization of fees and expenses, were as follows ($ in thousands):

	December 31, 2013		December 31, 2012	December 31, 2013
Non-Recourse Securitized Debt Obligations	Principal Balance	Book Value	Book Value	Coupon(1)	All-In Cost(1)	Maturity Date(2)
CT CDO I	$40,181	$40,181	$91,131	L+2.23%	L+2.23%	July 2039
GSMS 2006-FL8A	—	—	48,053	—	—	N/A

	$40,181	$40,181	$139,184	L+2.23%	L+2.23%	July 2039

(1)	Represents a weighted-average for the facility. All non-recourse securitization obligations are floating rate obligations indexed to LIBOR as of December 31, 2013.
(2)

Maturity date represents the contractual maturity of the securitization vehicle. Repayment of securitized debt is a function of collateral cash flows, which are disbursed in accordance with the contractual provisions of the vehicle, and is generally expected to occur prior to the maturity date above.

As of December 31, 2013, loans receivable with an aggregate book value of $47.0 million served as collateral for the non-recourse debt and equity securities issued by our consolidated securitizations vehicles. As of December 31, 2012, loans receivable with an aggregate book value of $141.5 million served as collateral for the securities issued by these same vehicles.

Our consolidated securitization vehicle, CT CDO I, is subject to interest coverage and overcollateralization tests which, when breached, provide for hyperamortization of the senior notes by a redirection of cash flow that would otherwise have been paid to the subordinate classes, some of which are owned by us. Furthermore, CT CDO I provides for the reclassification of interest proceeds from impaired collateral as principal proceeds, which also serve to hyperamortize the senior notes sold. As a result of collateral asset impairments and the related breaches of these interest coverage and overcollateralization tests, we currently do not receive any cash payments from CT CDO I.

11.    PARTICIPATIONS SOLD

Participations sold represent interests in certain loans that we originated and subsequently sold. In certain instances, we present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. As of December 31, 2013, we had one such participation sold with a book balance of $90.0 million at a cash coupon of LIBOR plus 5.12% and a weighted-average yield of LIBOR plus 5.26%. The income earned on this loan is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations.

12. DERIVATIVE FINANCIAL INSTRUMENTS

As of and during the year ended December 31, 2013, we were not party to any derivative financial instruments. However, our consolidated subsidiary, CT Legacy Partners, was party to five interest rate swaps which it terminated in June 2013. A gain of $136,000 resulting from the termination is included as a component of interest expense on our consolidated statements of operations for the year ended December 31, 2013. CT Legacy Partners is no longer party to any derivative financial instruments as of December 31, 2013.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

13. EQUITY

Balance Sheet Activity

Total equity increased $603.3 million during the year ended December 31, 2013 to $756.8 million. This increase was primarily driven by the issuance of additional shares of our class A common stock in our May 2013 equity offering. See below for further discussion on the share issuance.

Accumulated Other Comprehensive Loss

As of and during the year ended December 31, 2013, total accumulated other comprehensive income was $798,000 representing the currency translation adjustment on assets denominated in a foreign currency. The following table details the primary components of accumulated other comprehensive loss as of, and for the years ended, December 31, 2012 and 2011($ in thousands):

Accumulated Other Comprehensive Loss	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total
Total as of December 31, 2010	$(37,914)	$165	$(16,800)	$4,087	$(50,462)
Consolidation of additional securitization vehicles(1)	—	—	538	—	538
Unrealized gain on derivative financial instruments	5,453	—	—	—	5,453
Ineffective portion of cash flow hedges(2)	5,038	—	—	—	5,038
Amortization of net unrealized gains on securities	—	—	—	(908)	(908)
Amortization of net deferred gains on settlement of swaps	—	(109)	—	—	(109)
Other-than-temporary impairments of securities(3)	—	—	(326)	—	(326)
Allocation to non-controlling interest	—	—	10	182	192

Total as of December 31, 2011	(27,423)	56	(16,578)	3,361	(40,584)

Unrealized gain on derivative financial instruments	8,367	—	—	—	8,367
Ineffective portion of cash flow hedges(4)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(775)	(775)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities(3)	—	—	678	—	678
Deconsolidation of subsidiaries(5)	16,575	—	15,900	(2,586)	29,889

Total as of December 31, 2012	$—	$—	$—	$—	$—

(1)

We began consolidating an additional securitization vehicle in the third quarter of 2011, which was previously accounted for as part of our legacy securities portfolio. This security had previously been other-than-temporarily impaired, a portion of which was recorded in accumulated other comprehensive income, and was therefore eliminated in consolidation.

(2)

As a result of significant floating rate debt obligation repayments, a portion of our legacy portfolio interest rate swaps was deemed ineffective in the second quarter of 2011 and these were no longer designated as

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

hedging instruments. As a result, a portion of accumulated other comprehensive income was reclassified into earnings each period to reflect the non-hedge designation.
(3)	Represents other-than-temporary impairments of securities in excess of credit losses, including amortization of prior other-than-temporary impairments.
(4)

As a result of the deconsolidation of CT Legacy Asset in the first quarter of 2012, the balance of accumulated other comprehensive income related to cash flow hedges of CT Legacy Asset was reclassified to interest expense.

(5)

As further described in Note 1, we deconsolidated various subsidiaries during 2012. As a result, the balances of accumulated other comprehensive income related to these subsidiaries are no longer included in our consolidated financial statements.

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us, as described in Note 8. CT Legacy Partners’ outstanding common stock includes class A-1 common shares, class A-2 common shares, and subordinate class B common shares. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners.

The following table details the components of non-controlling interests in CT Legacy Partners ($ in thousands):

December 31, 2013
Restricted cash	$10,096
Loans receivable, at fair value	40,665
Accrued interest receivable, prepaid expenses, and other assets	16,118
Accounts payable, accrued expenses, and other liabilities	(378)

CT Legacy Partners equity	$66,501

Equity interests owned by Blackstone Mortgage Trust, Inc.	(27,660)

Non-controlling interests in CT Legacy Partners	$38,841

In October and November of 2013, CT Legacy Partners made aggregate distributions totaling $100.0 million to its class A-1, class A-2, and class B common stockholders, including $46.6 million to us and $53.4 million to the non-controlling stockholders.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders, subject to the voting rights of any outstanding shares of preferred stock. Holders of record of shares of our class A common stock on the record date fixed by our board of directors are entitled to receive such dividends as may be authorized by our board of directors and declared by us, subject to the rights of the holders of any shares of outstanding preferred stock. On May 29, 2013, we issued 25,875,000 shares of class A common stock at a public offering price of $25.50 per share. We generated net proceeds from the issuance of $633.8 million after underwriting discounts and other offering expenses.

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

A total of 29,602,884 shares of class A common stock, restricted class A common stock, and stock units were issued and outstanding as of December 31, 2013.

The following table details the movement in our outstanding shares of class A common stock, restricted class A common stock, and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)(2)(3)	2013	2012	2011
Beginning balance	3,016,407	2,277,344	2,243,490
Issuance of class A common stock	25,875,000	669,047	—
Transactions related to stock-based incentive plans
Issuance of restricted class A common stock, net	700,000	36,493	26,161
Issuance of deferred stock units	11,477	33,523	7,693

Ending balance	29,602,884	3,016,407	2,277,344

(1)	Includes shares of our class A common stock, restricted class A common stock, and deferred stock units.
(2)	Deferred stock units held by members of our board of directors totalled 101,233, 89,754, and 56,234 as of December 31, 2013, 2012, and 2011, respectively.
(3)	Share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

During 2013, we declared dividends of $21.1 million, or $0.72 per share, to class A common stockholders. During 2012, we declared a special dividend of $49.8 million, or $20.00 per share. No dividends were declared during 2011.

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding for the indicated periods ($ in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income	$15,032	$181,024	$258,142
Weighted-average shares outstanding(1)	18,520,052	2,345,943	2,266,043
Warrants and options outstanding for the purchase of class A common stock(2)	—	129,351	129,000
Weighted-average shares outstanding, diluted	18,520,052	2,475,294	2,395,043
Per share amount, basic	$0.81	$77.16	$113.92

Per share amount, diluted	$0.81	$73.13	$107.78

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split we effected as of May 6, 2013. See above for further discussion.
(2)	As of December 31, 2013, Diluted EPS excludes potential shares issuable upon conversion of our convertible notes, which were not dilutive for the period.

Refer to Note 21 for the allocation of our results of operations for each of our operating segments.

The following table sets forth the calculation of basic and diluted income from continuing operations per share of class A common stock based on the weighted average of both restricted and unrestricted class A common stock outstanding for the indicated periods ($ in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Income from continuing operations	$25,424	$282,213	$253,209
Net income attributable to non-controlling interests	(10,392)	(98,780)	5,823

Income from continuing operations attributable to Blackstone Mortgage Trust, Inc.	15,032	183,433	259,032
Weighted-average shares outstanding(1)	18,520,052	2,345,943	2,266,043
Warrants and options outstanding for the purchase of class A common stock(2)	—	129,351	129,000

Weighted-average shares outstanding, diluted	18,520,052	2,475,294	2,395,043
Per share amount, basic	$0.81	$78.19	$114.31

Per share amount, diluted	$0.81	$74.16	$108.17

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.
(2)	As of December 31, 2013, Diluted EPS excludes potential shares issuable upon conversion of our convertible notes, which were not dilutive for the period.

14. OTHER EXPENSES

Our other expenses consist of the management fees we incur as a result of the Management Agreement with our Manager and general and administrative expenses.

Management Fees

In conjunction with the Investment Management Business Sale, we entered into a new management agreement with our Manager, which was amended and restated as of March 26, 2013, and further amended on July 30, 2013, pursuant to which our Manager earns a base management fee in an amount equal to the greater of (i) $250,000 per annum and (ii) 1.50% per annum multiplied by our outstanding Equity balance, as defined in the Management Agreement with our Manager. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in the Management Agreement) for the previous 12-month period (or the period since January 1, 2013, whichever is shorter) over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our legacy portfolio. Our Manager has determined, and a majority of our independent directors has approved, the exclusion from Core Earnings of the amortization of the deemed issue discount on our convertible notes resulting from the conversion option value accounting under GAAP.

During the year ended December 31, 2013, we incurred $5.9 million of management fees payable to our Manager. We did not incur any incentive fees payable to our Manager during the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Professional services	$2,441	$895	$2,210
Operating and other costs	1,971	1,732	2,283
Transaction costs – investment management sale(1)	—	3,870	—

	4,412	6,497	4,493

Non-cash compensation expenses
Management incentive awards plan – CT Legacy Partners(2)	4,915	2,232	3,054
Director stock-based compensation	263	223	206
Employee stock-based compensation	1,064	1,353	505

	6,242	3,808	3,765

Expenses of consolidated securitization vehicles	851	64	724

	$11,505	$10,369	$8,982

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(1)	See Note 1 for discussion of the Investment Management Business Sale.
(2)

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

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of December 31, 2013, incentive awards for 92% of the pool have been granted, and the remainder was unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 54% of these grants have the following vesting schedule, which is contingent on continued employment with an affiliate of our Manager: (i) 25% vests on the date of grant; (ii) 25% vests in March 2013; (iii) 25% vests in March 2014; and (iv) the remainder vests upon our receipt of distributions from CT Legacy Partners. Of the remaining 46% of these grants, 28% are fully vested as a result of an acceleration event, and 18% vest only upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. During 2013, we made payments of $7.6 million under the CT Legacy Partners incentive plan, which resulted in the recognition of compensation expenses of $2.0 million related to previously unvested awards. Accrued payables for these awards were $2.8 million and $5.3 million as of December 31, 2013 and 2012, respectively.

15. DISCONTINUED OPERATIONS

As more fully described in Note 3, we sold our investment management business, CTIMCO, to an affiliate of Blackstone in December 2012. As a result, the income and expense items related to our investment management business have been reclassified to loss from discontinued operations on our consolidated statements of operations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table provides additional information on the components of discontinued operations ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Servicing fees	$—	$9,686	$8,497
Management fees from affiliates	—	6,312	6,618

Total revenues		15,998	15,115
General and administrative expenses	—	12,938	14,884

Income from discontinued operations before income taxes	—	3,060	231

Income tax provision	—	(5,198)	(1,121)

Loss from discontinued operations	$—	$(2,138)	$(890)

Loss on sale of discontinued operations	—	(271)	—

Loss from discontinued operations per share of common stock:
Basic	$—	$(1.03)	$(0.39)

Diluted	$—	$(1.03)	$(0.39)

16. INCOME TAXES

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2013 and 2012, we were in compliance with all REIT requirements.

During the year ended December 31, 2013, we recorded a current income tax provision of $995,000 primarily related to our taxable REIT subsidiaries. During the year ended December 31, 2012, we recorded a current income tax provision of $174,000. As a result of our sale of CTIMCO, we no longer have any deferred tax assets or liabilities as of December 31, 2012.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $158.4 million and NCLs of $48.0 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $16.0 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of December 31, 2013, tax years 2010 through 2013 remain subject to examination by taxing authorities.

17. STOCK-BASED INCENTIVE PLANS

We do not have any employees following the consummation of the Investment Management Business Sale on December 19, 2012, as described in Note 3. However, as of December 31, 2013, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments. In addition, certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan.

We had stock-based incentive awards outstanding under five benefit plans as of December 31, 2013: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2013, there were 1,450,224 shares available under the Current Plans.

As of December 31, 2013, we had 700,000 shares of restricted class A common stock outstanding, which were issued under our Current Plans. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans.

18. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets that are recorded at fair value as of December 31, 2013 ($ in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis
Loans receivable, at fair value	$40,665	$—	$—	$40,665
Other assets, at fair value(1)	$15,740	$—	$1,944	$13,796
Measured on a non-recurring basis
Impaired loans receivable(2)	$—	$—	$—	$—

(1)	Other assets include securities, equity investments, and other receivables carried at fair value.
(2)	All impaired loans receivable have a 100% loan loss reserve and are held by CT CDO I as of December 31, 2013.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table summarizes our assets that are recorded at fair value as of December 31, 2012 ($ in thousands):

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Measured on a recurring basis
Investment in CT Legacy Asset	$132,000	$—	$—	$132,000
Measured on a non-recurring basis
Impaired loans receivable(1)	$2,000	$—	$—	$2,000

(1)	Impaired loans receivable have a 92% loan loss reserve and are held by consolidated securitization vehicles as of December 31, 2012.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Loans held-for-sale, net	Loans receivable, at fair value	Other assets at fair value(1)	Investment in CT Legacy Asset
December 31, 2012	$—	$—	$—	$132,000
Consolidation of CT Legacy Partners	—	150,332	14,448	(132,000)
Transfer from loans receivable, net	2,000	—	—	—
Transfer from loans receivable, at fair value	—	(6,813)	6,813	—
Deferred interest	—	984	—	—
Proceeds from investments	(3,259)	(110,654)	(7,981)	—
Adjustments to fair value included in earnings
Valuation allowance on loans held-for-sale	1,259	—	—	—
Gain on investments at fair value	—	6,816	516	—

December 31, 2013	$—	$40,665	$13,796	$—

(1)	Other assets include securities, equity investments, and other receivables carried at fair value.

The following describes the key assumptions used in arriving at the fair value of each type of asset that was recorded at fair value as of December 31, 2013 and 2012. There were no liabilities recorded at fair value as of December 31, 2013 or 2012. Refer to Note 2 for further discussion regarding fair value measurement.

Loans held-for-sale – Loans held-for-sale are valued based on expected net proceeds from a sale of the asset.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Loans receivable, at fair value – The following table lists the range of key assumptions for each type of loans receivable as of December 31, 2013 ($ in millions):

	Assumption Ranges for Significant Unobservable Inputs (Level 3)(1)			Book Value Sensitivity to a 100 bp Discount Rate Increase
Collateral Type	Discount Rate	Recovery Percentage(2)	Book Value
Hotel	7%	100%	$15.0	(1.4%)
Office	6% – 15%	100%	25.7	(0.3%)

			$40.7

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2013.

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

Impaired loans receivable – CT CDO I has one impaired loan receivable, which is a subordinate loan with a principal balance of $10.5 million. This hotel loan is in maturity default as of December 31, 2013, with no expectation of recovery or repayment.

Investment in CT Legacy Asset – We elected the fair value option of accounting for CT Legacy REIT’s investment in CT Legacy Asset as of December 31, 2012. We arrived at the fair value of our Investment in CT Legacy Asset by discounting the net cash flows expected to be distributed to its equity holders after the repayment of the repurchase facility. The key assumptions for significant unobservable inputs were (i) a discount rate of 15% and (ii) loss severities applied to the underlying assets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and approximate fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2013			December 31, 2012
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$52,342	$52,342	$52,342	$15,423	$15,423	$15,423
Restricted cash	10,096	10,096	10,096	14,246	14,246	14,246
Loans receivable, net	2,047,223	2,076,411	2,058,699	141,500	164,180	133,682

Financial liabilities
Secured notes	—	—	—	8,497	8,497	7,374
Repurchase obligations	1,109,353	1,109,353	1,109,353	—	—	—
Convertible notes, net	159,524	172,500	181,772	—	—	—
Securitized debt obligations	40,181	40,181	25,696	139,184	139,184	89,880
Participations sold	90,000	90,000	90,304	—	—	—

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

19. TRANSACTIONS WITH RELATED PARTIES

Transactions Related to Our Manager and its Affiliates

As further described in Note 3, in December 2012 we concluded multiple, related transactions with Blackstone and its affiliates, including (i) the Investment Management Business Sale; (ii) the sale of 500,000 shares of our class A common stock for $20.00 per share; and (iii) the execution of a new external management agreement with our Manager. In addition, Blackstone received the right to designate two members of our board of directors and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. Certain of our former employees are now employed by an affiliate of our Manager.

On March 26, 2013, we amended the Management Agreement with our Manager to, among other things, amend our investment guidelines to permit the investment risk management committee of our board of directors, which consists of only independent directors, to approve any proposed investment by our Manager.

On July 30, 2013, we and our Manager entered into Amendment No. 1 to our amended and restated Management Agreement with our Manager. The amendments consisted of: (i) revisions to clarify that internal audit expenses (including through one or more third parties and/or affiliates of our Manager) are to be paid by us and not our Manager, and (ii) updates to reflect our recent name change and the merger of our CT Legacy REIT Mezz Borrower, Inc. subsidiary with and into CT Legacy Partners, LLC.

As of December 31, 2013, our consolidated balance sheet included $2.5 million of accrued management fees payable to our Manager. During the year ended December 31, 2013, we paid $3.4 million of management fees to

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

our Manager. In addition, as of December 31, 2013, our consolidated balance sheet includes $193,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the year ended December 31, 2013, CT Legacy Partners made aggregate preferred distributions of $3.9 million to such affiliate.

On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a fair value of $8.5 million as of the grant date to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. We recorded a non-cash expense related to these shares of $767,000 during the year ended December 31, 2013. Refer to Note 17 for further discussion of our restricted class A common stock.

During the year ended December 31, 2013, CT CDO I, which is consolidated by us, paid $847,000 of special servicing fees to CTIMCO, which is an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

The Management Agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and CT CDO I, which may result in further conflicts between the economic interests of us and our Manager. Refer to Note 14 for further discussion of the Management Agreement with our Manager.

On May 13, 2013, we entered into a joint venture, 42-16 Partners, with an affiliate of our Manager to originate and warehouse loans prior to the completion of our class A common stock offering on May 29, 2013. 42-16 Partners was owned 16.7% by us and 83.3% by an affiliate of our Manager and originated one senior mortgage loan on May 21, 2013. On May 30, 2013, we ended this relationship with the affiliate of our Manager and purchased 100% of the equity interests in 42-16 Partners held by the affiliate of our Manager using proceeds from the sale of our class A common stock, and, as a result, 42-16 Partners became a 100% owned and consolidated subsidiary. We recorded a $193,000 charge to non-controlling interest as a result of the purchase of these equity interests at their fair value, rather than GAAP book value.

An affiliate of our Manager purchased 1,960,784 shares of our class A common stock as part of our stock offering on May 22, 2013. These shares were purchased for $25.50 each, the same price offered to non-affiliated purchasers. This affiliate owned class A common stock representing 7.1% of outstanding class A common stock and stock units as of February 11, 2014. In addition, an affiliate of our Manager was compensated $1.0 million for its role as co-manager of our offering of class A common stock on May 22, 2013 and $188,000 for its role as co-manager of our offering of convertible notes on November 19, 2013.

On October 2, 2013 we originated a $71.0 million loan, the proceeds of which were used by the borrower to repay an existing loan owned by an affiliate of our Manager.

On October 23, 2013, we purchased a $176.9 million loan from a third party. In conjunction with our acquisition of this loan, we consented to its restructuring, which restructuring resulted in an affiliate of our Manager earning a $2.3 million modification fee.

Other Related-Party Transactions

In conjunction with the Investment Management Business Sale, we entered into a letter agreement with W.R. Berkley Corporation, or WRBC, pursuant to which we agreed not to undertake any offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

approval of a majority of the independent members of our board of directors. This one-time approval was obtained in conjunction with our May 2013 offering of class A common stock, and we are no longer required to obtain such approval for future offerings. WRBC beneficially owned class A common stock representing 1.0% of our outstanding class A common stock and stock units as of February 11, 2014, and a member of our board of directors is an employee of WRBC.

20. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of December 31, 2013, we had unfunded commitments of $164.3 million related to fifteen loans receivable, which amounts will only be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire over the next five years.

CTOPI Tax Advances

As further discussed in Note 9, the CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these advances to the partnership. As of December 31, 2013, our maximum exposure to loss from CTOPI was $10.2 million, the aggregate amount of such distributions we have received from CTOPI.

Income Tax Audit of CTIMCO

The Internal Revenue Service, or the IRS, is currently undergoing an examination of the federal income tax returns for the year ended December 31, 2010 of our former subsidiary, CTIMCO. The examination is on-going, and no adjustments have been communicated to us by the IRS. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined by the IRS to be owed by CTIMCO would ultimately be paid by us.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in our Manager’s opinion, will not have a material adverse effect on our consolidated financial position or results of operations. As of December 31, 2013, there are no reserves recorded for pending litigation.

CT CDO Representations and Warranties

When we formed (and reinvested) our four CT CDOs, we made certain representations and warranties with respect to Blackstone Mortgage Trust, Inc. and the loans and securities that we contributed as collateral to these CT CDOs. In the event that these representations or warranties are proved to have been untrue at the time that the respective collateral was contributed, we may be required to repurchase certain of those loans and securities. These representations and warranties generally relate to specific corporate and asset related subjects, including, among other things, proper corporate authorization; compliance with laws and regulations; ownership of the assets; title to, lack of liens encumbering, and adequate insurance covering the underlying collateral properties; and the lack of existing loan defaults. In certain cases, we may be able to reduce the impact of any such purchase obligation through recoveries from the exercise of remedies against the institution from which we acquired the asset and received substantially the same representations and warranties.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Since inception, we have not been required to repurchase any assets nor have we received any notice of assertion of a potential breach of any representation or warranty. Any payment required to repurchase a loan or security could materially impact our liquidity. As of December 31, 2013, we have not recorded any liabilities associated with the potential repurchase of these assets.

Board of Director’s Compensation

As of December 31, 2013, of the eight members of our board of directors, five are entitled to an annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors for no compensation. As of December 31, 2013, the annual compensation for our directors was paid 50% in cash and 50% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives an annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly payments.

21. SEGMENT REPORTING

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

Our Loan Origination business commenced during 2013. Accordingly, no comparable segment data exists for 2012, 2011, or any other prior period, and we have therefore not retrospectively restated our previously reported information.

The following table presents our consolidated statement of operations for each segment for the year ended December 31, 2013 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Income from loans and other investments
Interest and related income	$41,621	$11,543	$53,164
Less: Interest and related expenses	13,053	4,964	18,017

Income from loans and other investments, net	28,568	6,579	35,147
Other expenses
Management fees	5,937	—	5,937
General and administrative expenses	5,149	6,356	11,505

Total other expenses	11,086	6,356	17,442
Valuation allowance on loans held-for-sale	—	1,259	1,259
Unrealized gain on investments at fair value	—	7,417	7,417
Gain on extinguishment of debt	—	38	38

Income before income taxes	17,482	8,937	26,419
Income tax provision	31	964	995

Net income	17,451	7,973	25,424

Net income attributable to non-controlling interests	(193)	(10,199)	(10,392)
Net income (loss) attributable to

Blackstone Mortgage Trust, Inc.	$17,258	$(2,226)	$15,032

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

There were no transactions between our operating segments during the year ended December 31, 2013. Less than 1% of revenues for the year ended December 31, 2013, were generated from non-domestic sources.

The following table presents our consolidated balance sheet for each segment as of December 31, 2013 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Assets
Cash and cash equivalents	$52,342	$—	$52,342
Restricted cash	—	10,096	10,096
Loans receivable, net	2,000,223	47,000	2,047,223
Loans receivable, at fair value	—	40,665	40,665
Equity investments in unconsolidated subsidiaries	—	22,480	22,480
Accrued interest receivable, prepaid expenses, and other assets	21,020	18,954	39,974

Total assets	$2,073,585	$139,195	$2,212,780

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$21,104	$35,868	$56,972
Repurchase obligations	1,109,353	—	1,109,353
Convertible notes, net	159,524	—	159,524
Securitized debt obligations	—	40,181	40,181
Participations sold	90,000	—	90,000

Total liabilities	1,379,981	76,049	1,456,030

Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	693,604	24,305	717,909
Non-controlling interests	—	38,841	38,841

Total equity	693,604	63,146	756,750

Total liabilities and equity	$2,073,585	$139,195	$2,212,780

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

22. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2013, 2012, and 2011 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2013
Revenues(1)	$1,456	$6,017	$18,853	$26,837
Net (loss) income	$(1,597)	$6,768	$10,526	$9,728
Net (loss) income attributable to
Blackstone Mortgage Trust, Inc.	$(3,115)	$2,748	$8,320	$7,079
Net (loss) income per share of class A common stock:
Basic	$(1.03)	$0.22	$0.29	$0.24
Diluted	$(1.03)	$0.22	$0.29	$0.24
2012
Revenues(1)	$14,716	$6,763	$6,944	$6,517
Net income	$140,622	$3,351	$12,900	$122,931
Net income attributable to
Blackstone Mortgage Trust, Inc.	$66,553	$2,283	$6,999	$105,189
Net income per share of class A common stock:
Basic	$29.14	$1.00	$3.02	$42.21
Diluted	$27.39	$0.93	$2.84	$40.65
2011
Revenues(1)	$36,991	$32,553	$25,642	$21,975
Net income (loss)	$253,917	$6,224	$8,256	$(16,078)
Net income (loss) attributable to
Blackstone Mortgage Trust, Inc.	$254,585	$(1,845)	$13,722	$(8,320)
Net income (loss) per share of class A common stock:
Basic	$113.47	$(0.81)	$6.04	$(3.66)
Diluted	$110.36	$(0.81)	$5.69	$(3.66)

(1)	Excludes revenues from discontinued operations.

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. Earnings per share amounts have been adjusted to give retroactive effect to the reverse stock split, which we effected on May 6, 2013. See Note 13 for a further discussion of earnings per share.

23. SUBSEQUENT EVENTS

On January 14, 2014, we issued 9,775,000 shares of class A common stock at a public offering price of $26.75 per share. We generated net proceeds from the issuance of $256.1 million after underwriting discounts and other offering expenses.

Subsequent to year-end, we originated an additional three loans with total commitments of $286.4 million, of which an aggregate $208.8 million was funded at closing.

On January 29, 2014, we extended the term of our $32.0 million, asset-specific, repurchase agreement with Wells Fargo from February 9, 2014 to April 9, 2014. We have an option to further extend the term of this agreement for an additional ten month period.

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2013

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)		Maximum Maturity Date(3)		Periodic Payment Terms(4)	Prior Liens(5)	Face Amount of Loans	Carrying Amount of Loans(6)
Senior Mortgage Loans(1)
Borrower A	Office / West	L + 3.80%		6/15/2018		I/O	$—	$193,980	$193,194
Borrower B	Multifamily / Northeast	L + 4.50%		11/9/2018		I/O	—	181,000	179,266
Borrower C	Diversified / Northeast	L + 3.70%		9/30/2020		I/O	—	140,000	139,695
Borrower D	Office / Northeast	L + 4.75%		1/9/2019		I/O	—	140,000	138,627
Borrower E	Hotel / West	L + 4.38%		11/9/2018		I/O	—	89,750	89,161
Borrower F	Diversified / Diversified	L + 4.25%		8/10/2018		I/O	—	87,038	86,489
Borrower G	Multifamily / Southeast	L + 3.85%		7/9/2018		I/O	—	81,000	80,664
Borrower H	Office / West	L + 3.95%		6/9/2018		I/O	—	70,284	70,131
Borrower I	Office / Northeast	L + 4.00%		6/10/2016		I/O	—	68,000	67,787
Borrower J	Other / Diversified	L + 5.00%		9/14/2018		I/O	—	67,714	66,956
Borrower K	Other / Northeast	L + 8.00%		2/9/2015		I/O	—	64,000	64,530
All other mortgage loans individually less than 3%	Various / Diversified	L + 3.85% – L + 5.00%		11/6/2016 – 1/9/2019			—	628,747	623,829

Total senior mortgage loans							—	1,811,513	1,800,329

Subordinate Loans(7)
Borrower AA	Office / Northwest	L + 5.66%		4/9/2015		I/O	289,318	173,837	166,207
Borrower BB	Multifamily / Northeast	L + 12.56%		12/13/2017		I/O	108,917	33,513	33,687
All other floating-rate loans individually less than 3%	Various / Diversified	L + 3.53% – L + 6.06	%(8)	1/8/2014 – 12/9/2014	(8)		N/A	178,820	63,990
All other fixed-rate loans individually less than 3%	Various / Diversified	8.00% – 8.77%		6/1/2014 – 2/1/2016			N/A	23,995	23,675

Total subordinate loans							398,235	410,164	287,559

Total loans							$398,235	$2,221,678	$2,087,888

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $68.6 million, and pari passu participations in mortgages.
(2)	All loans are floating rate loans indexed to LIBOR as of December 31, 2013; however, certain of our loans receivable earn a minimum LIBOR floor ranging from 0.20% to 1.00%.
(3)	Maximum maturity date assumes all extension options are exercised.
(4)	I/O = interest only.
(5)	Represents only third party liens.
(6)	The tax basis of the loans included above is approximately $2.1 billion as of December 31, 2013.
(7)	Includes subordinate interests in mortgages and mezzanine loans.
(8)

Ranges exclude fully impaired loans with an aggregate principal balance of $108.8 million, which includes a subordinate loan with a principal balance of $10.5 million that is greater than 90 days delinquent. All other loans are current on contractual principal and interest payments. Refer to Notes 5 and 7 to our consolidated financial statements for additional details on our impaired loans.

S-1

Blackstone Mortgage Trust, Inc.

Notes to Schedule IV

As of December 31, 2013

(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2013	2012	2011
Balance at January 1,(1)	$141,500	$869,269	$3,503,447
Additions during period:
Consolidation (deconsolidation) of subsidiary	150,332	(645,163)	(573,483)
Loan originations	2,325,433	—	—
Additional fundings(2)	3,465	26	478
Amortization of deferred fees and discount, net	5,965	180	1,773
Unrealized gain on foreign currency translation	796	—	—
Unrealized gain on investments at fair value	6,816	—	—
Valuation allowance on loans held-for-sale	1,259	—	(1,456)
Recovery of provision for loan losses	—	36,147	21,973
Deductions during period:
Collections of principal	(494,301)	(118,959)	(2,069,799)
Loans sold	(21,162)	—	(5,750)
Deferred origination fees and expenses	(25,402)	—	—
Transfers to other assets	(6,813)	—	(7,914)

Balance at December 31,	$2,087,888	$141,500	$869,269

(1)	All amounts include loans receivable, net, loans receivable, at fair value, and loans held-for-sale.
(2)	Includes deferred interest, which is a non-cash addition to the balance of mortgage loans, of $325,000, $26,000, and $478,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

S-2