Form 10-Q
period 2014-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2014-04-29
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 001-14788

Blackstone Mortgage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 42nd Floor

New York, New York 10154

(Address of principal executive offices)(Zip Code)

(212) 655-0220

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of April 22, 2014 was 48,476,651.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$70,834	$52,342
Restricted cash	10,677	10,096
Loans receivable, net	2,710,159	2,047,223
Equity investments in unconsolidated subsidiaries	23,394	22,480
Accrued interest receivable, prepaid expenses, and other assets	79,323	80,639

Total assets	$2,894,387	$2,212,780

Liabilities and equity
Accounts payable, accrued expenses, and other liabilities	$66,711	$56,972
Repurchase obligations	1,529,788	1,109,353
Convertible notes, net	160,094	159,524
Securitized debt obligations	39,394	40,181
Participations sold	90,000	90,000

Total liabilities	1,885,987	1,456,030

Equity
Class A common stock, $0.01 par value, 100,000 shares authorized, 38,655 and 28,802 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	387	288
Restricted class A common stock, $0.01 par value, 622 and 700 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	6	7
Additional paid-in capital	1,510,860	1,252,986
Accumulated other comprehensive income	834	798
Accumulated deficit	(542,004)	(536,170)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	970,083	717,909
Non-controlling interests	38,317	38,841

Total equity	1,008,400	756,750

Total liabilities and equity	$2,894,387	$2,212,780

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Income from loans and other investments
Interest and related income	$33,656	$1,456
Less: Interest and related expenses	12,074	777

Income from loans and other investments, net	21,582	679
Other expenses
Management fees	3,397	63
General and administrative expenses	3,199	1,975

Total other expenses	6,596	2,038
Valuation allowance on loans held-for-sale	—	(200)
Loss on investments at fair value	(1,339)	—

Income (loss) before income taxes	13,647	(1,559)
Income tax provision	531	38

Net income (loss)	13,116	(1,597)
Net income attributable to non-controlling interests	(51)	(1,518)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$13,065	$(3,115)

Net income (loss) per share of common stock
Basic	$0.34	$(1.03)

Diluted	$0.34	$(1.03)

Weighted-average shares of common stock outstanding
Basic	37,967,365	3,016,425

Diluted	37,967,365	3,016,425

Dividends declared per share of common stock	$0.48	$—

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$13,116	$(1,597)
Other comprehensive income:
Unrealized gain on foreign currency remeasurement	36	—

Other comprehensive income	36	—

Comprehensive income (loss)	13,152	(1,597)
Comprehensive income attributable to non-controlling interests	(51)	(1,518)

Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$13,101	$(3,115)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Restricted Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total	Non-controlling Interests	Total
Balance at December 31, 2012	$293	$—	$609,002	$—	$(535,851)	$73,444	$80,009	$153,453
Deferred directors’ compensation	—	—	38	—	—	38	—	38
Net (loss) income	—	—	—	—	(3,115)	(3,115)	1,518	(1,597)
Consolidation of subsidiaries	—	—	—	—	5,728	5,728	6,235	11,963
Distributions to non-controlling interests	—	—	—	—	—	—	(1,412)	(1,412)

Balance at March 31, 2013	$293	$—	$609,040	$—	$(533,238)	$76,095	$86,350	$162,445

Balance at December 31, 2013	$288	$7	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued	99	—	255,994	—	—	256,093	—	256,093
Restricted class A common stock earned	—	(1)	1,741	—	—	1,740	—	1,740
Deferred directors’ compensation	—	—	139	—	—	139	—	139
Other comprehensive income	—	—	—	36	—	36	—	36
Net income	—	—	—	—	13,065	13,065	51	13,116
Dividends declared on common stock	—	—	—	—	(18,899)	(18,899)	—	(18,899)
Distributions to non-controlling interests	—	—	—	—	—	—	(575)	(575)

Balance at March 31, 2014	$387	$6	$1,510,860	$834	$(542,004)	$970,083	$38,317	$1,008,400

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income (loss)	$13,116	$(1,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Valuation allowance on loans held-for-sale	—	200
Loss on investments at fair value	1,339	—
Non-cash compensation expense	1,970	1,001
Amortization of deferred interest on loans	(3,470)	—
Amortization of deferred financing costs and premiums/discount on debt obligations	1,625	174
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	(2,052)	1,244
Accounts payable, accrued expenses, and other liabilities	2,510	(266)

Net cash provided by operating activities	15,038	756

Cash flows from investing activities
Principal collections and proceeds from securities	100	—
Originations and fundings of loans receivable	(740,236)	—
Origination and exit fees received on loans receivable	7,121	—
Principal collections and proceeds from the sale of loans receivable and other assets	76,462	1,135
(Increase) decrease in restricted cash	(581)	1,527

Net cash (used in) provided by investing activities	(657,134)	2,662

Cash flows from financing activities
Borrowings under repurchase obligations	737,212	—
Repayments under repurchase obligations	(315,862)	—
Repayment of securitized debt obligations	(787)	(2,239)
Payment of deferred financing costs	(2,217)	—
Purchase of and distributions to non-controlling interests	(575)	(1,241)
Proceeds from issuance of common stock	256,093	—
Dividends paid on class A common stock	(13,276)	—

Net cash provided by (used in) financing activities	660,588	(3,480)

Net increase (decrease) in cash and cash equivalents	18,492	(62)
Cash and cash equivalents at beginning of period	52,342	15,423

Cash and cash equivalents at end of period	$70,834	$15,361

Supplemental disclosure of cash flows information
Payments of interest	$(7,629)	$(377)

Payments of income taxes	$(1,160)	$(38)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(18,899)	$—

Consolidation of subsidiaries	$—	$(38,913)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, and include, on a consolidated basis, our accounts, the accounts of our wholly owned subsidiaries, majority owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain of the assets and credit of our consolidated subsidiaries are not available to satisfy the debt or other obligations of us, our affiliates, or other entities.

Our subsidiary, CT Legacy Partners, LLC, or CT Legacy Partners, accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this accounting treatment in consolidation and, accordingly, report the loans and other investments of CT Legacy Partners at fair value on our consolidated balance sheets.

Certain reclassifications have been made in the presentation of the prior-period consolidated financial statements to conform to the current presentation including reclassifying loans receivable, at fair value, into accrued interest receivable, prepaid expenses, and other assets.

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs in which we are considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Certain assets of consolidated VIEs can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us. The assets and liabilities attributable to consolidated VIEs, and included in our consolidated balance sheet as of March 31, 2014, were $47.0 million of loans receivable, $2.0 million of accrued interest receivable, and other assets, and $39.4 million of securitized debt obligations. As of December 31, 2013, our consolidated balance sheet included $47.0 million of loans receivable, $2.8 million of accrued interest receivable, and other assets, and $40.2 million of securitized debt obligations, all of which were attributable to consolidated VIEs. As of both March 31, 2014 and December 31, 2013, all assets and liabilities of consolidated VIEs were part of our CT Legacy Portfolio segment.

Blackstone Mortgage Trust, Inc.

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

Revenue Recognition

Interest income from our loans receivable is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Fees, premiums, discounts, and direct costs associated with these investments are deferred until the loan is advanced and are then recognized over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand, cash held in banks, and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our demand deposits, commercial paper, or money market investments.

Restricted Cash

We classify the cash balances held by CT Legacy Partners as restricted because, while these cash balances are available for use by CT Legacy Partners for its operations, they cannot be used by us until our allocable share is distributed from CT Legacy Partners and cannot be commingled with any of our unrestricted cash balances.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Participations Sold

Participations sold represent interests in certain loans that we originated or acquired and subsequently sold. In certain instances, we present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations.

Equity Investments in Unconsolidated Subsidiaries

Our carried interest in CT Opportunity Partners I, LP, or CTOPI, is accounted for using the equity method. CTOPI’s assets and liabilities are not consolidated into our financial statements due to our determination that (i) it is not a VIE and (ii) the other investors in CTOPI have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the net assets of CTOPI on our consolidated balance sheets. We have deferred the recognition of income from CTOPI until cash is collected or appropriate contingencies have been eliminated and, therefore, do not recognize any income from equity investments in unconsolidated subsidiaries.

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

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Certain of our other assets are measured at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are measured at fair value are discussed further in Note 12. We generally valued our assets at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral dependent loans that are identified as impaired, we measured impairment by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, excluding those described above that are carried at fair value, for which it is practicable to estimate that value:

•	Cash and cash equivalents – The carrying amount of cash on deposit and in money market funds approximates fair value.

•	Restricted cash – The carrying amount of restricted cash approximates fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

•

Loans receivable, net – These assets are recorded at their amortized cost and not at fair value. The fair values for these loans are estimated by our Manager taking into consideration factors, including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants. In the case of impaired loans receivable, fair value is determined by reference to the lower of amortized cost and the value of the underlying real estate collateral.

•

Repurchase obligations – These facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

•

Convertible notes, net – These notes are recorded at their amortized cost and not at fair value. These convertible notes are publicly traded and their fair values are obtained using quoted market prices.

•

Securitized debt obligations – These obligations are recorded at the face value of outstanding obligations to third parties and not at fair value. The fair values for these instruments have been estimated by obtaining assessments from third-party dealers.

•	Participations sold – These obligations are recorded at their face value and not at fair value. The fair value was estimated based on the value of the related loan receivable asset.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 10 for additional information.

Accounting for Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain of its employees that vest over the life of the awards. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 11 for additional information.

Earnings per Share

Basic earnings per share, or Basic EPS, is computed in accordance with the two-class method and is based on the net earnings allocable to our class A common stock, restricted class A common stock, and deferred stock units, divided by the weighted-average number of shares of class A common stock, restricted class A common stock, and stock units outstanding during the period. Our restricted class A common stock is considered a participating security, as defined by GAAP, and has been included in our Basic EPS under the two-class method as these restricted shares have the same rights as our other shares of class A common stock, including participating in any gains or losses.

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings allocable to our class A common stock, restricted class A common stock, and deferred stock units, divided by the weighted-average number of shares of class A common stock, restricted class A common stock, and deferred stock units. Refer to Note 8 for additional discussion of earnings per share.

Foreign Currency

In the normal course of business, we may enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statements of operations. In addition, we consolidate entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated operations are recorded in other comprehensive income.

Segment Reporting

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In June 2013, the FASB issued ASU 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” or ASU 2013-08. ASU 2013-08 amends the criteria for qualification as an investment company under Topic 946 of the FASB Accounting Standards Codification, or Topic 946, and requires additional disclosure by investment companies. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2013, and is to be applied prospectively. We currently consolidate CT Legacy Partners, which accounts for its operations as an investment company under Topic 946. The adoption of ASU 2013-08 did not impact CT Legacy Partners’ status as an investment company. Further, because ASU 2013-08 specifically excluded REITs from its scope, it did not otherwise impact our consolidated financial statements.

3. CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

As discussed in Note 2, we deposit our cash and cash equivalents, including restricted cash, with high credit-quality institutions to minimize credit risk exposure. The following table provides details of our cash and cash equivalents, including restricted cash balances ($ in thousands):

Asset Category	Depository	Credit Rating(1)	March 31, 2014	December 31, 2013
Cash and cash equivalents	Bank of America	A-1	$70,834	$52,342
Restricted cash	Bank of America	A-1	10,677	10,096

			$81,511	$62,438

(1)	Represents the short-term credit rating for the Bank of America, N.A. legal entity as issued by Standard & Poor’s as of March 26, 2014.

4. LOANS RECEIVABLE

As of March 31, 2014, our consolidated balance sheet included $2.7 billion of loans receivable related to our Loan Origination segment and $47.0 million of loans receivable owned by CT CDO I, a consolidated securitization vehicle included in our CT Legacy Portfolio segment. Refer to Note 14 for further discussion of our operating segments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Activity relating to our loans receivable was ($ in thousands):

	Principal Balance	Deferred Fees and Other Items(1)	Net Book Value
December 31, 2013	$2,076,411	$(29,188)	$2,047,223
Loan fundings	740,236	—	740,236
Loan repayments and sales	(72,850)	—	(72,850)
Deferred origination fees and expenses	—	(7,121)	(7,121)
Amortization of deferred fees and expenses	—	3,470	3,470
Unrealized loss on foreign currency translation	—	(799)	(799)

March 31, 2014	$2,743,797	$(33,638)	$2,710,159

(1)	Includes a loan loss reserve of $10.5 million as of both March 31, 2014 and December 31, 2013, related to one loan owned by CT CDO I with a principal balance of $10.5 million.

As of March 31, 2014, we had unfunded commitments of $316.4 million related to 23 loans receivable, which amounts would primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next five years.

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2014	December 31, 2013
Number of loans	41	31
Principal balance	$2,743,797	$2,076,411
Net book value	$2,710,159	$2,047,223
Weighted-average cash coupon(1)(2)	L+4.60%	L+4.64%
Weighted-average all-in yield(1)(2)	L+5.16%	L+5.26%
Weighted-average maximum maturity (years)(2)(3)	4.0	4.1

(1)	As of March 31, 2014, 95% of our loans are indexed to one-month LIBOR and 5% are indexed to three-month LIBOR. In addition, 26% of our loans have LIBOR floors, with an average floor of 0.35%, as of March 31, 2014.
(2)	Amounts exclude non-performing loans owned by CT CDO I.
(3)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	March 31, 2014		December 31, 2013
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior mortgage loans(1)	$2,461,832	91%	$1,800,329	88%
Subordinate loans(2)	248,327	9	246,894	12

	$2,710,159	100%	$2,047,223	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$1,127,370	42%	$864,666	42%
Multifamily	691,758	25	617,464	30
Hotel	615,872	23	390,492	19
Other	275,159	10	174,601	9

	$2,710,159	100%	$2,047,223	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
Northeast	$1,162,339	43%	$828,571	40%
West	512,908	19	469,262	23
Southwest	302,384	11	216,429	11
Southeast	273,457	10	243,798	12
Northwest	239,202	9	166,207	8
Midwest	100,753	4	85,708	4
United Kingdom	119,116	4	37,248	2

	$2,710,159	100%	$2,047,223	100%

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $53.7 million, and pari passu participations in mortgages.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2014			December 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	39	$2,706,249	$2,683,159	29	$2,038,863	$2,020,223
4 - 5	—	—	—	—	—	—
6 - 8	2	37,548	27,000	2	37,548	27,000

	41	$2,743,797	$2,710,159	31	$2,076,411	$2,047,223

In making this risk assessment, one of the primary factors we consider is how senior or junior each loan is relative to other debt obligations of the borrower.

The following tables further allocate our loans receivable by loan type and our internal risk ratings ($ in thousands):

	Senior Mortgage Loans(1)
	March 31, 2014			December 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	36	$2,478,840	$2,461,832	26	$1,811,513	$1,800,329
4 - 5	—	—	—	—	—	—
6 - 8	—	—	—	—	—	—

	36	$2,478,840	$2,461,832	26	$1,811,513	$1,800,329

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $53.7 million, and pari passu participations in mortgages.

	Subordinate Loans(1)
	March 31, 2014			December 31, 2013
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1 - 3	3	$227,409	$221,327	3	$227,350	$219,894
4 - 5	—	—	—	—	—	—
6 - 8	2	37,548	27,000	2	37,548	27,000

	5	$264,957	$248,327	5	$264,898	$246,894

(1)	Includes subordinate interests in mortgages and mezzanine loans.

Loan impairments

We do not have any loan impairments in our Loan Origination segment. As of both March 31, 2014 and December 31, 2013, CT CDO I, which is a component of our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $10.5 million that is delinquent on its contractual payments. We have recorded a 100% loan loss reserve on this loan. As of both March 31, 2014 and December 31, 2013, CT CDO I had one loan with a net book value of $27.0 million in maturity default, but which had no reserve recorded due to our expectation of future repayment.

Nonaccrual loans

We do not have any nonaccrual loans in our Loan Origination segment. CT CDO I, which is a component of our CT Legacy Portfolio segment, had two subordinate interests in mortgage loans on nonaccrual status with an aggregate

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

principal balance of $37.5 million and a net book value of $27.0 million as of March 31, 2014. As of December 31, 2013, CT CDO I had one subordinate interest in a mortgage loan on nonaccrual status with a principal balance of $10.5 million and a net book value of zero. In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans that are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we did not have any material interest receivable accrued on nonperforming loans as of March 31, 2014 or December 31, 2013.

5. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of March 31, 2014, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI
Carried Interest
Total as of December 31, 2013	$22,480
Incentive income allocation(1)	914

Total as of March 31, 2014	$23,394

(1)	We have deferred the recognition of incentive income allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of March 31, 2014, we had been allocated $33.6 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets; however, we have deferred the recognition of income until cash is collected or appropriate contingencies have been eliminated.

The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. We have received an aggregate of $10.2 million of CTOPI Tax Advances, all of which were received in prior years and reduced our equity investment in CTOPI. As a result, our net investment in the CTOPI carried interest has a book value of negative $10.2 million, the amount of cumulative CTOPI Tax Advances received as of March 31, 2014. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund. As of March 31, 2014, our maximum exposure to loss from CTOPI was $10.2 million, the aggregate amount of CTOPI Tax Advances we have received from CTOPI.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI incentive management fee received by us. As of March 31, 2014, we had granted 96% of the pool, and the remainder was unallocated. If any awards remain unallocated at the time incentive management fees are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 65% of these grants have the following vesting schedule: (i) one-third on the date of grant; (ii) one-third on September 13, 2012; and (iii) the remainder is contingent on continued employment with an affiliate of our Manager and upon our receipt of incentive management fees from CTOPI. Of the remaining 35% of these grants, 31% are fully vested as a result of an acceleration event, and 4% vest solely upon our receipt of incentive management fees from CTOPI or the disposition of certain investments owned by CTOPI.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. DEBT OBLIGATIONS

Repurchase Facilities

During the first quarter of 2014, we entered into two revolving repurchase facilities, providing an aggregate $912.6 million of credit. As of March 31, 2014, we had aggregate borrowings of $1.5 billion outstanding under our repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.09% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.36% per annum. As of March 31, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.3 years.

The following table details our repurchase obligations outstanding ($ in thousands):

	March 31, 2014					Dec. 31, 2013 Borrowings Outstanding
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings(3)
Lender			Potential	Outstanding	Available
Revolving Repurchase Facilities
Bank of America	$500,000	$461,041	$364,813	$364,813	$—	$271,320
Citibank	500,000	654,924	489,340	307,175	182,165	334,692
JP Morgan(4)	574,130	567,368	437,867	429,978	7,889	257,610
Wells Fargo	500,000	218,650	170,200	139,325	30,875	—
Morgan Stanley(5)	412,600	83,335	66,016	66,016	—	—

Subtotal	2,486,730	1,985,318	1,528,236	1,307,307	220,929	863,622
Asset-Specific Repurchase Agreements
Wells Fargo(6)	253,479	303,857	222,481	222,481	—	245,731

Total	$2,740,209	$2,289,175	$1,750,717	$1,529,788	$220,929	$1,109,353

(1)	Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.
(2)	Represents the principal balance of the collateral assets.
(3)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($252.5 million) facility, and $71.6 million related solely to a specific asset with a repurchase date of June 27, 2014.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($412.6 million) facility.
(6)	Represents an aggregate of three asset-specific repurchase agreements with Wells Fargo.

The weighted-average outstanding repurchase obligation balance for the three months ended March 31, 2014 was $1.1 billion.

Revolving Repurchase Facilities

On March 13, 2014, we entered into a $500.0 million master repurchase agreement with Wells Fargo. The repurchase agreement specifies a one-year availability period, during which new advances can be made and which availability period is renewable at the discretion of Wells Fargo. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. Borrowings under the facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan. The weighted-average pricing rate of the $139.3 million of borrowings outstanding as of March 31, 2014 was LIBOR plus 2.07% and the weighted-average maximum advance rate was 77.8%. We guarantee 25% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us.

On March 3, 2014, we entered into a £250.0 million, or $412.6 million, master repurchase agreement with Morgan Stanley. Advances under this facility can be made at any time prior to its maturity date of March 3, 2017. Borrowings under the facility are subject to the initial approval of eligible collateral loans by the lender and the

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan. The weighted-average pricing rate of the $66.0 million of borrowings outstanding as of March 31, 2014 was three-month LIBOR plus 2.38% and the weighted-average maximum advance rate was 80.0%. We guarantee 25% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us.

On June 28, 2013, we entered into a $250.0 million master repurchase agreement with JP Morgan. The repurchase agreement specifies a one-year availability period, during which new advances can be made and which availability period is renewable at the discretion of JP Morgan. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. In the event that the availability period is not renewed, it is followed by a two-year ‘stabilization’ period and then a ‘term out’ period, during which all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. Borrowings under the facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan. On September 30, 2013, we entered into an agreement with JP Morgan to advance $112.0 million under the facility related to a specific asset and to increase the maximum facility size by the amount of that advance, which matures in June 2014. As a result of collateral asset repayments, the maximum facility size of this incremental advance was reduced to $71.6 million as of March 31, 2014.

On December 20, 2013, we entered into a second master repurchase agreement with JP Morgan which provides for an additional £153.0 million, or $252.5 million, tranche of potential advances and is linked to the original agreement through cross-collateralization and cross-default provisions. Individual advances can be made at any time prior to the maturity date of December 20, 2016. Borrowings under the facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan. The weighted-average pricing rate of the $430.0 million of borrowings outstanding under these facilities as of March 31, 2014 was LIBOR plus 2.04% and the weighted average maximum advance rate was 77.1%. We guarantee 25% of the advances related to senior mortgage collateral and 100% of the advances related to mezzanine and junior mortgage collateral under these facilities. Otherwise, obligations under these master repurchase agreements are not recourse to us.

On June 12, 2013, we entered into a $250.0 million master repurchase agreement with Citibank. The initial facility expiration date is June 12, 2016, which may be extended annually by us. If upon the initial facility expiration date, Citibank does not extend the facility availability period, in its sole discretion, then no new advances may be drawn and all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. In either case, individual advances mature upon the maturity date of the respective collateral maturity dates. Borrowings under the facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan. The weighted-average pricing rate of the $307.2 million of borrowings outstanding as of March 31, 2014 was LIBOR plus 2.07% and the weighted-average maximum advance rate was 74.7%. We guarantee 25% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us. On July 26, 2013, we amended our master repurchase agreement with Citibank to provide for a second $250.0 million tranche of potential advances. The second tranche is subject to a one-year ‘availability period,’ during which new financing transactions can be initiated. All other terms, including maturity dates, for the second tranche advances are the same as the original $250.0 million tranche.

On May 21, 2013, we entered into a $250.0 million master repurchase agreement with Bank of America. The initial maturity date of the facility is May 21, 2016, subject to two one-year extension options, each of which may be exercised by us. Borrowings under the facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan. The weighted-average pricing rate of the $364.8 million of borrowings outstanding as of March 31, 2014 was LIBOR plus 1.80% and the weighted-average maximum advance rate was 79.1%. We guarantee 50% of the advances related to senior collateral and 100% of the advances related to

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

mezzanine and junior mortgage collateral under this facility. Otherwise, obligations under this repurchase agreement are not recourse to us. On September 23, 2013, we amended our master repurchase agreement with Bank of America to provide for an additional $250.0 million of potential advances. All of the terms of the additional potential advances, including maturity dates, are the same as the original $250.0 million.

Each of the guarantees related to our master repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $717.1 million plus 75% of the net cash proceeds of future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2014, we were in compliance with these covenants.

Asset-specific Repurchase Agreements

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

On July 8, 2013, we entered into a $32.0 million, asset-specific, repurchase agreement with Wells Fargo. Advances under the repurchase agreement accrue interest at a per annum pricing rate equal to LIBOR plus a margin of 4.00%. The maturity date of the facility is August 9, 2014, which may be extended pursuant to a six-month extension option, which may be exercised by us. We do not guarantee the obligations under this repurchase agreement other than in the case of customary “bad-boy” events.

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

The Convertible Notes are convertible, at the holders’ option, into shares of our class A common stock at any time prior to the close of business on the business day immediately preceding September 1, 2018, subject to certain limitations, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity.

We recorded a $9.1 million discount upon issuance of the Convertible Notes based on the implied value of the conversion option and an effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

Securitized Debt Obligations

Our consolidated securitization vehicle, CT CDO I, had outstanding securitized debt obligations of $39.4 million and $40.2 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, CT CDO I had a weighted-average coupon and all-in effective cost of LIBOR plus 2.40% and a contractual maturity of July 2039.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

However, repayment of securitized debt is a function of collateral cash flows, which are disbursed in accordance with the contractual provisions of the vehicle, and is generally expected to occur prior to the maturity date.

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

7. PARTICIPATIONS SOLD

Participations sold represent interests in certain loans that we originated and subsequently sold. In certain instances, we present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. As of March 31, 2014 and December 31, 2013, we had one such participation sold with a book balance of $90.0 million at a cash coupon of LIBOR plus 5.12% and a weighted-average yield of LIBOR plus 5.26%. The income earned on this loan is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations.

8. EQUITY

Total equity increased $251.7 million during the three months ended March 31, 2014 to $1.0 billion. This increase was primarily driven by the issuance of additional shares of our class A common stock in January 2014. See below for further discussion of the share issuance.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of class A common stock, restricted class A common stock, and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2014	2013
Beginning balance	29,602,884	3,016,405
Issuance of class A common stock	9,775,000	—
Issuance of deferred stock units	4,955	1,612

Ending balance	39,382,839	3,018,017

(1)	Deferred stock units held by members of our board of directors totalled 106,188 and 91,366 as of March 31, 2014 and 2013, respectively.

Preferred Stock

We do not have any shares of preferred stock issued and outstanding as of March 31, 2014.

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

On March 14, 2014, we declared a dividend of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to stockholders of record as of March 31, 2014. No dividends were declared during the three months ended March 31, 2013.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us.

Earnings Per Share

We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any gains and losses, and therefore have been included in our basic and diluted net income per share calculation.

The following table sets forth the calculation of basic and diluted earnings per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$13,065	$(3,115)
Weighted-average shares outstanding, basic and diluted	37,967,365	3,016,425

Per share amount, basic and diluted	$0.34	$(1.03)

Refer to Note 14 for the allocation of our results of operations to each of our operating segments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Other Balance Sheet Items

Accumulated Other Comprehensive Income

As of March 31, 2014, total accumulated other comprehensive income was $834,000, representing the currency translation adjustment on assets and liabilities denominated in a foreign currency. Of the total accumulated other comprehensive income, $36,000 represents the currency translation adjustment for the three months ended March 31, 2014. We did not have any accumulated other comprehensive income or loss as of, or for the three months ending, March 31, 2013.

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. CT Legacy Partners’ outstanding equity includes class A-1 common shares, class A-2 common shares, and subordinate class B common shares. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners.

The following table details the components of non-controlling interests in CT Legacy Partners ($ in thousands):

March 31, 2014
Restricted cash	$10,677
Accrued interest receivable, prepaid expenses, and other assets	55,176
Accounts payable, accrued expenses, and other liabilities	(249)

CT Legacy Partners equity	$65,604

Equity interests owned by Blackstone Mortgage Trust, Inc.	(27,287)

Non-controlling interests in CT Legacy Partners	$38,317

9. OTHER EXPENSES

Our other expenses consist of the management fees we pay to our Manager and our general and administrative expenses.

Management Fees

Pursuant to our management agreement, our Manager earns a base management fee in an amount equal to the greater of (i) $250,000 per annum and (ii) 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in the management agreement) for the previous 12-month period (or the period since January 1, 2013, whichever is shorter) over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items, including the amortization of the deemed discount on our convertible notes resulting from the conversion option value accounting under GAAP and (ii) the net income (loss) related to our legacy portfolio.

During the three months ended March 31, 2014, we incurred $3.4 million of management fees payable to our Manager. We incurred $63,000 of management fees payable to our Manager during the three months ended March 31, 2013. We did not incur any incentive fees payable to our Manager during the three months ended March 31, 2014 and 2013.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Professional services	$525	$421
Operating and other costs	570	398

	1,095	819

Non-cash compensation expenses
Management incentive awards plan - CT Legacy Partners(1)	136	963
Director stock-based compensation	94	38
Restricted class A common stock earned	1,740	—

	1,970	1,001

Expenses of consolidated securitization vehicles	134	155

	$3,199	$1,975

(1)	Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of March 31, 2014, incentive awards for 94% of the pool have been granted, and the remainder was unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 53% of these grants have the following vesting schedule: (i) 25% on the date of grant; (ii) 25% in March 2013; (iii) 25% in March 2014; and (iv) the remainder is contingent on continued employment with an affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 47% of these grants, 29% are fully vested as a result of an acceleration event, and 18% vest only upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $2.9 million and $2.8 million as of March 31, 2014 and December 31, 2013, respectively.

10. INCOME TAXES

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2014 and December 31, 2013, we were in compliance with all REIT requirements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2014, we recorded a current income tax provision of $531,000 comprised of (i) $342,000 related to activities our taxable REIT subsidiaries, (ii) a $124,000 provision reflecting our estimated risk of loss related to an uncertain tax position taken during the period, and (iii) $65,000 related to other items. During the three months ended March 31, 2013, we recorded a current income tax provision of $38,000. We did not have any deferred tax assets or liabilities as of March 31, 2014 or December 31, 2013.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $157.8 million and NCLs of $42.6 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $10.6 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of March 31, 2014, tax years 2010 through 2013 remain subject to examination by taxing authorities.

11. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of March 31, 2014, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments. In addition, certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan.

We had stock-based incentive awards outstanding under five benefit plans as of March 31, 2014: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2014, there were 1,445,282 shares available under the Current Plans.

During 2013, we issued 700,000 shares of restricted class A common stock under our Current Plans. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. Of the 621,571 shares of restricted class A common stock outstanding as of March 31, 2014, 194,080 shares will vest in 2014, 233,284 shares will vest in 2015, and 194,207 will vest in 2016.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share

Balance as of December 31, 2013	700,000	$25.69
Vested	(78,429)	24.98

Balance as of March 31, 2014	621,571	$25.78

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

12. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets measured at fair value on a recurring basis ($ in thousands):

	Level 1	Level 2	Level 3	Fair Value(1)
March 31, 2014
Other assets, at fair value(2)	$—	$1,836	$53,017	$54,853
December 31, 2013
Other assets, at fair value(2)	$—	$1,944	$54,461	$56,405

(1)	CT CDO I had one impaired loan with a principal balance of $10.5 million measured on a non-recurring basis that had a 100% loan loss reserve as of both March 31, 2014 and December 31, 2013.
(2)	Other assets include loans, securities, equity investments, and other receivables carried at fair value.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

Other Assets,
at Fair Value
December 31, 2013	$54,461
Proceeds from investments	(113)
Adjustments to fair value included in earnings
Loss on investments at fair value	(1,331)

March 31, 2014	$53,017

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value. The following describes the key assumptions used in arriving at the fair value of each of these assets as of March 31, 2014 and December 31, 2013.

Loans - The following table lists the range of key assumptions for each type of loans receivable as of March 31, 2014 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3)(1)			Sensitivity to a
		Recovery	Book	100 bp Discount
Collateral Type	Discount Rate	Percentage(2)	Value	Rate Increase
Hotel	7%	100%	$15.0	(0.6%)
Office	6% - 15%	100%	23.5	(0.4%)

			$38.5

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balances as of March 31, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table lists the range of key assumptions for each type of loans receivable as of December 31, 2013 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3)(1)			Sensitivity to a
		Recovery	Book	100 bp Discount
Collateral Type	Discount Rate	Percentage(2)	Value	Rate Increase
Hotel	7%	100%	$15.0	(1.4%)
Office	6% - 15%	100%	25.7	(0.3%)

			$40.7

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2013.

Securities – As of March 31, 2014, all securities were valued by obtaining assessments from third-party dealers.

Equity investments and other receivables – Equity investments and other receivables are generally valued by discounting expected cash flows and assumptions regarding the collection of principal on the underlying loans and investments.

There were no liabilities recorded at fair value as of March 31, 2014 or December 31, 2013. Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2014			December 31, 2013
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$70,834	$70,834	$70,834	$52,342	$52,342	$52,342
Restricted cash	10,677	10,677	10,677	10,096	10,096	10,096
Loans receivable, net	2,710,159	2,743,797	2,723,534	2,047,223	2,076,411	2,058,699

Financial liabilities
Repurchase obligations	1,529,788	1,529,788	1,529,788	1,109,353	1,109,353	1,109,353
Convertible notes, net	160,094	172,500	189,578	159,524	172,500	181,772
Securitized debt obligations	39,394	39,394	26,471	40,181	40,181	25,696
Participations sold	90,000	90,000	90,303	90,000	90,000	90,304

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

13. TRANSACTIONS WITH RELATED PARTIES

As of March 31, 2014, our consolidated balance sheet included $3.4 million of accrued management fees payable to our Manager. During the three months ended March 31, 2014, we paid $2.5 million of management fees to our Manager and reimbursed our Manager for $90,000 of expenses incurred on our behalf. In addition, as of March 31, 2014, our consolidated balance sheet included $192,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the three months ended March 31, 2014, CT Legacy Partners made aggregate preferred distributions of $576,000 to such affiliate.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. We recorded a non-cash expense related to these shares of $859,000 during the three months ended March 31, 2014. Refer to Note 11 for further discussion of our restricted class A common stock.

During the three months ended March 31, 2014, CT CDO I, which is consolidated by us, paid $132,000 of special servicing fees to an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios. In addition, the Management Agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and CT CDO I, which may result in further conflicts between the economic interests of us and our Manager. Refer to Note 9 for further discussion of the Management Agreement with our Manager.

14. SEGMENT REPORTING

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

There were no transactions between our operating segments during the three months ended March 31, 2014 and 2013. Substantially all of our revenues for the three months ended March 31, 2014 and 2013 were generated from domestic sources.

The following table presents our consolidated statement of operations for each segment for the three months ended March 31, 2014 ($ in thousands):

	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$32,035	$1,621	$33,656
Less: Interest and related expenses	11,626	448	12,074

Income from loans and other investments, net	20,409	1,173	21,582
Other expenses
Management fees	3,397	—	3,397
General and administrative expenses	2,846	353	3,199

Total other expenses	6,243	353	6,596
Loss on investments at fair value	—	(1,339)	(1,339)

Income (loss) before income taxes	14,166	(519)	13,647
Income tax provision	131	400	531

Net income (loss)	14,035	(919)	13,116
Net income attributable to non-controlling interests	—	(51)	(51)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$14,035	$(970)	$13,065

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated balance sheet for each segment as of March 31, 2014 ($ in thousands):

	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$70,834	$—	$70,834
Restricted cash	—	10,677	10,677
Loans receivable, net	2,663,159	47,000	2,710,159
Equity investments in unconsolidated subsidiaries	—	23,394	23,394
Accrued interest receivable, prepaid expenses, and other assets	22,163	57,160	79,323

Total assets	$2,756,156	$138,231	$2,894,387

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$29,922	$36,789	$66,711
Repurchase obligations	1,529,788	—	1,529,788
Convertible notes, net	160,094	—	160,094
Securitized debt obligations	—	39,394	39,394
Participations sold	90,000	—	90,000

Total liabilities	1,809,804	76,183	1,885,987
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	946,352	23,731	970,083
Non-controlling interests	—	38,317	38,317

Total equity	946,352	62,048	1,008,400

Total liabilities and equity	$2,756,156	$138,231	$2,894,387

The following table presents our consolidated statement of operations for each segment for the three months ended March 31, 2013 ($ in thousands):

	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$—	$1,456	$1,456
Less: Interest and related expenses	—	777	777

Income from loans and other investments, net	—	679	679
Other expenses
Management fees	—	63	63
General and administrative expenses	—	1,975	1,975

Total other expenses	—	2,038	2,038
Valuation allowance on loans held-for-sale	—	(200)	(200)

Loss before income taxes	—	(1,559)	(1,559)
Income tax provision	—	38	38

Net loss	—	(1,597)	(1,597)
Net income attributable to non-controlling interests	—	(1,518)	(1,518)

Net loss attributable to Blackstone Mortgage Trust, Inc.	$—	$(3,115)	$(3,115)

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated balance sheet for each segment as of December 31, 2013 ($ in thousands):

	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$52,342	$—	$52,342
Restricted cash	—	10,096	10,096
Loans receivable, net	2,000,223	47,000	2,047,223
Equity investments in unconsolidated subsidiaries	—	22,480	22,480
Accrued interest receivable, prepaid expenses, and other assets	21,020	59,619	80,639

Total assets	$2,073,585	$139,195	$2,212,780

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$21,104	$35,868	$56,972
Repurchase obligations	1,109,353	—	1,109,353
Convertible notes, net	159,524	—	159,524
Securitized debt obligations	—	40,181	40,181
Participations sold	90,000	—	90,000

Total liabilities	1,379,981	76,049	1,456,030
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	693,604	24,305	717,909
Non-controlling interests	—	38,841	38,841

Total equity	693,604	63,146	756,750

Total liabilities and equity	$2,073,585	$139,195	$2,212,780

15. SUBSEQUENT EVENTS

On April 7, 2014, we issued 9,200,000 shares of class A common stock in a public offering at a price to the underwriters of $27.72 per share. We generated net proceeds from the issuance of $254.6 million after underwriting discounts and other estimated offering expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2013 and elsewhere in this quarterly report on Form 10-Q.

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

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes the activities specifically related to our legacy investments which preceded the re-launch of our originations business in May 2013.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2014 we recorded earnings per share of $0.34, declared a dividend of $0.48 per share, and reported $0.43 per share of Core Earnings. In addition, our book value per share as of March 31, 2014 was $24.63. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current loan origination portfolio and operations.

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2014	December 31, 2013
Net income	$13,065	$7,079
Weighted-average shares outstanding, basic and diluted	37,967,365	29,364,448

Net income per share, basic and diluted	$0.34	$0.24

The $0.10 per share increase in net income during the first quarter of 2014 was due to (i) continued growth in our Loan Origination segment, and (ii) a reduction of CT Legacy Portfolio segment expenses related to the equity distributions made in the fourth quarter of 2013. This was in part offset by (i) an increase in the total number of shares outstanding as a result of our class A common stock offering in January 2014, and (ii) net losses on investments carried at fair value in the CT Legacy Portfolio. The following table allocates our net income per share between our two reportable segments ($ in thousands, except per share data):

	Three Months Ended March 31, 2014
	Loan Origination	CT Legacy Portfolio	Total
Net income (loss)	$14,035	$(970)	$13,065
Weighted-average shares outstanding, basic and diluted	37,967,365	37,967,365	37,967,365

Net income (loss) per share, basic and diluted	$0.37	$(0.03)	$0.34

The following table compares our operating results for the three months ended March 31, 2014 and December 31, 2013 ($ in thousands, except per share data):

	Q1 2014	Q4 2013	$ Change	% Change
Income from loans and other investments
Interest and related income	$33,656	$26,837	$6,819	25.4%
Less: Interest and related expenses	12,074	11,525	549	4.8%

Income from loans and other investments, net	21,582	15,312	6,270	40.9%
Other operating expenses	6,596	7,929	(1,333)	–16.8%
Other (loss) income	(1,339)	3,012	(4,351)	–144.5%

Income before income taxes	13,647	10,395	3,252	31.3%
Income tax provision	531	667	(136)	–20.4%

Net income	13,116	9,728	3,388	34.8%
Net income attributable to non-controlling interests	(51)	(2,649)	2,598	–98.1%
Net income attributable to Blackstone Mortgage Trust, Inc.	$13,065	$7,079	$5,986	84.6%

Dividends per share	$0.48	$0.45	$0.03	6.7%

Income from loans and other investments, net

Income from loans and other investments increased $6.3 million, or 40.9%, on a net basis during the first quarter of 2014 compared to the fourth quarter of 2013. The increase was primarily due to (i) earning a full quarter of interest on the loans originated during the fourth quarter of 2013, (ii) additional interest earned on the $740.2 million of loans funded during the first quarter of 2014, and (iii) a one-time charge of $2.0 million taken in the fourth quarter of 2013 associated with the full repayment of the secured notes in our CT Legacy Portfolio segment. This was partially offset by additional interest expense incurred on our repurchase agreements, convertible notes, and senior loan participation sold.

Other operating expenses

Other operating expenses are comprised of management fees paid to our Manager and general and administrative expenses. Other operating expenses decreased by $1.3 million during the first quarter of 2014 compared to the fourth quarter of 2013 due to a $3.0 million reduction in expenses related to the CT Legacy Partners incentive plan, which included a $2.0 million expense in the fourth quarter of 2013 related to the accelerated vesting of certain awards under the plan. This was offset by (i) $876,000 of additional management fees payable to our Manager, and (ii) a $677,000 increase in non-cash restricted stock amortization related to shares awarded during the fourth quarter of 2014 under our stock-based compensation plans.

Other income (loss)

During the first quarter of 2014, we recognized $1.3 million of net losses on investments carried at fair value in the CT Legacy Portfolio. During the fourth quarter of 2013, we recognized $3.0 million of net unrealized gains on investments carried at fair value in the CT Legacy Portfolio.

Dividends Per Share

On March 14, 2014, we declared a dividend of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to common stockholders of record as of March 31, 2014. On December 16, 2013, we declared a dividend of $0.45 per share, or $13.0 million, which was paid on January 15, 2014 to class A common stockholders of record as of December 31, 2013.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described below.

Core Earnings

Core Earnings is a non-GAAP measure, which we defined as GAAP net income (loss), including realized losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio segment, (ii) non-cash equity compensation expense, (iii) incentive management fees, (iv) depreciation and amortization, (v) unrealized gains (losses), and (vi) certain non-cash items, including the amortization of the deemed discount on our convertible notes resulting from the conversion option value accounting under GAAP. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors.

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan origination portfolio and operations. We also use Core Earnings to calculate the incentive and base management fees due to our Manager under our management agreement and, as such, we believe that the disclosure of Core Earnings is useful to our investors.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2014	December 31, 2013
Net income	$13,065	$7,079
CT Legacy Portfolio segment net loss	970	3,670
Amortization of discount on convertible notes	391	130
Unrealized loss (gain) on foreign currency remeasurement	32	(23)
Non-cash compensation expense	1,834	1,158

Core earnings	$16,292	$12,014

Weighted-average shares outstanding, basic and diluted	37,967,365	29,364,448

Core earnings per share, basic and diluted	$0.43	$0.41

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2014	December 31, 2013

Equity	$970,083	$717,909
Shares
Class A common stock	38,655,080	28,801,651
Restricted class A common stock	621,571	700,000
Stock units	106,188	101,233

	39,382,839	29,602,884

Book value per share	$24.63	$24.25

On a consolidated basis, our book value per share as of March 31, 2014 increased by $0.38 from December 31, 2013. The increase was due to the issuance of 9,775,000 shares of class A common stock at a public offering price of $26.75 per share, partially offset by the excess of dividends declared over GAAP net income during the quarter. The following table allocates book value per share between our two reportable segments ($ in thousands, except per share data):

	March 31, 2014
	Loan Origination	CT Legacy Portfolio	Total
Equity	$946,352	$23,731	$970,083
Shares
Class A common stock	38,655,080	38,655,080	38,655,080
Restricted class A common stock	621,571	621,571	621,571
Stock units	106,188	106,188	106,188

	39,382,839	39,382,839	39,382,839

Book value per share	$24.03	$0.60	$24.63

II. Loan Origination Portfolio

During the quarter ended March 31, 2014, our Loan Origination segment originated $892.0 million of new loan commitments, funded $740.2 million under new and existing loans, and generated interest income of $32.0 million. These loan originations were primarily financed with $421.4 million of additional borrowings under our repurchase facilities, $256.1 million of net proceeds from the sale of our class A common stock, and partial loan repayments of $72.8 million. We incurred interest expense of $11.6 million during the quarter, which resulted in $20.4 million of net interest income during the quarter.

Portfolio Overview

The following table details our loan originations activity during the quarter ended March 31, 2014 ($ in thousands):

	Loans Originated	Loan Commitments	Loan Fundings(2)
Senior mortgage loans(1)	10	$891,993	$740,176
Subordinate loans	—	—	59

Total	10	$891,993	$740,235

(1)	Includes senior mortgage loans, related contiguous subordinate loans with total commitments of $16.0 million, and pari passu participations in mortgages.
(2)	Includes additional fundings of $18.8 million under existing loan commitments.

As of March 31, 2014, the majority of loans in the Loan Origination segment were senior mortgage loans or, in certain cases, loans structured as mezzanine loans that have risk exposure substantially similar to senior mortgage loans.

The following table details overall statistics for our loans receivable portfolio within the Loan Origination segment ($ in thousands):

March 31, 2014
Number of loans	38
Principal balance	$2,686,249
Net book value	$2,663,159
Weighted-average cash coupon (1)	L+4.59%
Weighted-average all-in yield (1)	L+5.16%
Weighted-average maximum maturity (years) (2)	4.0

(1)	As of March 31, 2014, 95% of our loans are indexed to one-month LIBOR and 5% are indexed to three-month LIBOR. In addition, 26% of our loans have LIBOR floors, with an average floor of 0.35%, as of March 31, 2014.
(2)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.

The charts below detail the geographic distribution and types of properties securing these loans, as of March 31, 2014 (net book value, $ in millions):

Refer to section V of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for details of our loan portfolio, on a loan-by-loan basis.

Asset Management and Performance

We actively manage the investments in our Loan Origination portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” (less risk) to “8” (greater risk). Loans that pose a higher risk of non-performance and/or loss are placed on our watch list. Watch list loans are those with an internal risk rating of “4” or higher.

As of March 31, 2014, all of the investments in the Loan Origination segment are performing as expected and the weighted-average risk rating of our loan portfolio is 2.7. As of December 31, 2013, the weighted-average risk rating of our loan portfolio was 2.8.

Repurchase Facilities and Loan Participations

During the first quarter of 2014, we entered into two revolving repurchase facilities, providing an aggregate $912.6 million of credit. As of March 31, 2014, we had aggregate borrowings of $1.5 billion outstanding under repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.09% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.36% per annum. As of March 31, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.3 years.

The following table details our repurchase borrowings outstanding ($ in thousands):

	March 31, 2014					Dec. 31, 2013
	Maximum	Collateral	Repurchase Borrowings(3)			Borrowings
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available	Outstanding
Revolving Repurchase Facilities
Bank of America	$500,000	$461,041	$364,813	$364,813	$—	$271,320
Citibank	500,000	654,924	489,340	307,175	182,165	334,692
JP Morgan(4)	574,130	567,368	437,867	429,978	7,889	257,610
Wells Fargo	500,000	218,650	170,200	139,325	30,875	—
Morgan Stanley(5)	412,600	83,335	66,016	66,016	—	—

Subtotal	2,486,730	1,985,318	1,528,236	1,307,307	220,929	863,622
Asset-Specific Repurchase Agreements
Wells Fargo(6)	253,479	303,857	222,481	222,481	—	245,731

Total	$2,740,209	$2,289,175	$1,750,717	$1,529,788	$220,929	$1,109,353

(1)	Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.
(2)	Represents the principal balance of the collateral assets.
(3)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($252.5 million) facility, and $71.6 million related solely to a specific asset with a repurchase date of June 27, 2014.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($412.6 million) facility.
(6)	Represents an aggregate of three asset-specific repurchase agreements with Wells Fargo.

As of March 31, 2014, we also had one loan participation sold outstanding with a book balance of $90.0 million, a cash coupon of LIBOR plus 5.12%, and an all-in cost of LIBOR plus 5.26%. Refer to Notes 6 and 7 to our consolidated financial statements for additional terms and details of our repurchase facilities and participations sold, including certain financial covenants.

Floating Rate Portfolio

Our Loan Origination portfolio as of March 31, 2014 was comprised of floating rate loans financed by floating rate secured debt, which results in a return on equity that is correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of March 31, 2014, a 100 basis point increase in LIBOR would have increased our net income by $9.6 million per annum. The following table details our Loan Origination segment’s sensitivity to interest rates ($ in thousands):

March 31, 2014
Floating rate loans(1)	$2,686,249
Floating rate debt(1)(2)	(1,619,788)

Net floating rate exposure	$1,066,461

Net income impact from 100 bps increase in LIBOR(3)	$9,580

(1)	Our floating rate loans and debt are indexed to LIBOR as of March 31, 2014.
(2)	Includes borrowings under repurchase facilities and loan participations sold.
(3)	Excludes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.15% as of March 31, 2014.

Convertible Notes

In November 2013, we issued $172.5 million aggregate principal amount of 5.25% convertible senior notes due on December 1, 2018, or the Convertible Notes. The Convertible Notes issuance costs, including underwriter discounts, are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cash cost of the Convertible Notes is 5.87%.

Refer to Notes 2 and 6 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. CT Legacy Portfolio

Our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners; (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager; and (iii) our subordinate interests in CT CDO I, a consolidated securitization vehicle.

During the three months ended March 31, 2014, our CT Legacy Portfolio segment recorded a net loss of $970,000 driven primarily by net losses on investments carried at fair value in CT Legacy Partners. In addition, our net investment in the CTOPI carried interest as of March 31, 2014 increased by $914,000 from December 31, 2013.

CT Legacy Partners

Portfolio Overview

Our investment in CT Legacy Partners represents our 52% equity interest in a vehicle we formed to own and finance certain assets that we retained in connection with a comprehensive debt restructuring in 2011. As of March 31, 2014, the CT Legacy Partners portfolio consisted of cash, loans, securities, and other assets.

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after future payments under the management incentive awards plan as of March 31, 2014 ($ in thousands):

March 31, 2014
Restricted cash	$10,677
Accrued interest receivable, prepaid expenses, and other assets	55,176
Accounts payable, accrued expenses and other liabilities	(249)
Non-controlling interests	(38,317)

$27,287

Management incentive awards plan, fully vested(1)	(3,787)

Net investment in CT Legacy Partners	$23,500

(1)	Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of March 31, 2014. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of March 31, 2014, our balance sheet includes $2.9 million in accounts payable and accrued expenses for the management incentive awards plan. Refer to Note 9 to our consolidated financial statements for further details.

CT Legacy Partners Background

CT Legacy Partners is a subsidiary that holds certain of our legacy assets and is beneficially owned 52% by us and 48% by other third-party investors. In addition to its common equity, CT Legacy Partners has also issued class B common shares, a subordinate class of equity which entitles its holders to receive approximately 25% of the dividends that would otherwise be payable to us on our equity interest in CT Legacy Partners. Further, CT Legacy Partners has issued class A preferred shares which entitle their holder, an affiliate of our Manager, to cumulative preferred distributions in an amount generally equal to the greater of (i) 2.5% of certain of CT Legacy Partners’ assets, and (ii) $1.0 million per annum.

Carried Interest in CTOPI

CTOPI is a private equity real estate fund that we sponsored and formed in 2007. The fund invested $491.6 million in 39 transactions between 2007 and the end of its investment period in 2012. To date, $426.2 million of these investments have been realized and $65.4 million remain outstanding (carried at $121.7 million or 1.9x cost) as of March 31, 2014. In 2012, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale.

Our carried interest in CTOPI entitles us to earn incentive compensation in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under previously issued incentive awards.

As of March 31, 2014, we had been allocated $18.5 million of incentive compensation from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. The CTOPI partnership agreement provides for advance distributions in respect of our incentive compensation to allow us to pay any income taxes owed on phantom taxable income allocated to us from the partnership. We refer to these distributions as CTOPI Tax Advances. As of March 31, 2014, we have received $10.2 million of aggregate CTOPI Tax Advances, resulting in an asset value of our investment in CTOPI of $8.3 million. In the event the performance of CTOPI does not ultimately result in a sufficient allocation of incentive compensation to us, we would be required to return these CTOPI Tax Advances to the fund.

We have elected to defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest has a book value of negative $10.2 million, the amount of cumulative CTOPI Tax Advances received as of March 31, 2014.

Refer to Note 5 of our consolidated financial statements for additional discussion of the CTOPI incentive management fee awards to our former employees.

CT CDO I

Portfolio Overview

As of March 31, 2014, our consolidated balance sheet included an aggregate $49.0 million of assets and $39.4 million of liabilities related to CT CDO I, a highly-levered securitization vehicle that we formed in 2004.

Specifically, we own the subordinate debt and equity positions of CT CDO I. As a result of consolidation, our subordinate debt and equity ownership interests in CT CDO I are not included on our balance sheet, which instead reflects both the assets held and debt issued by CT CDO I to third parties. Similarly, our operating results and cash flows include the gross amounts related to the assets and liabilities of CT CDO I, as opposed to our net economic interests in this entity.

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

IV. Our Results of Operations and Liquidity

Results of Operations

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended March 31, 2014 and 2013 ($ in thousands, except per share data):

	2014	2013	$	%
Income from loans and other investments
Interest and related income	$33,656	$1,456	$32,200	N/M
Less: Interest and related expenses	12,074	777	11,297	N/M

Income from loans and other investments, net	21,582	679	20,903	N/M
Other expenses
Management fees	3,397	63	3,334	N/M
General and administrative expenses	3,199	1,975	1,224	62.0%

Total other expenses	6,596	2,038	4,558	223.7%
Impairments, provisions, and valuation adjustments	(1,339)	(200)	(1,139)	569.5%

Income (loss) before provision for taxes	13,647	(1,559)	15,206	N/M
Income tax provision	531	38	493	N/M

Net income (loss)	$13,116	$(1,597)	$14,713	N/M
Net income attributable to non-controlling interests	(51)	(1,518)	1,467	N/M

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$13,065	$(3,115)	$16,180	N/M

Net income (loss) per share - basic and diluted	$0.34	$(1.03)
Dividends per share	$0.48	$—

Income from loans and other investments, net

Income from loans and other investments, net was $21.6 million for the three months ended March 31, 2014, representing an increase of $20.9 million compared to the three months ended March 31, 2013. This increase is a result of the re-launch of our originations business in May 2013.

Other expenses

Other expenses includes management fees paid to our Manager and general and administrative expenses. Other expenses increased by $4.6 million during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 primarily due to (i) an increase of $3.3 million of management fees payable to our Manager, (ii) $1.7 million of non-cash restricted stock amortization related to shares awarded under our stock compensation plans, and (iii) $311,000 of additional professional fees, operating costs, and other expenses. This was offset by a decrease of $827,000 of non-cash compensation expenses associated with our CT Legacy Partners incentive plan.

Impairments, provisions, and valuation adjustments

During the three months ended March 31, 2014, we recognized $1.3 million of net losses on investments owned by CT Legacy Partners. During the three months ended March 31, 2013, we recognized a $200,000 valuation allowance on a loan owned by CT CDO I that was held-for-sale.

Other significant items

During the three months ended March 31, 2014, we recorded an income tax provision of $531,000 primarily related to income generated by investments held by our taxable REIT subsidiaries. During the first quarter of 2013, we recorded an income tax provision of $38,000 that was similarly related to our taxable REIT subsidiaries.

Dividends per share

During the first quarter of 2014, we declared a dividend of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to common stockholders of record as of March 31, 2014. We did not declare any dividends during the three months ended March 31, 2013.

Liquidity and Capital Resources

Capitalization

On January 14, 2014, we issued 9,775,000 shares of class A common stock in a public offering at a price to the underwriters of $26.25 per share. We generated net proceeds from the issuance of $256.1 million after underwriting discounts and other offering expenses. On April 7, 2014, we issued 9,200,000 shares of class A common stock in a public offering at a price to the underwriters of $27.72 per share. We generated net proceeds from the issuance of $254.6 million after underwriting discounts and other estimated offering expenses.

During the first quarter of 2014, we entered into two revolving repurchase facilities, providing an aggregate $912.6 million of credit. As of March 31, 2014, we had aggregate borrowings of $1.5 million outstanding under repurchase facilities, with a weighted-average cash coupon of LIBOR plus 2.09% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.36% per annum. As of March 31, 2014, these facilities had a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.3 years.

As of March 31, 2014, we also had $172.5 million aggregate principal amount of convertible notes outstanding with a net book value of $163.9 million, which carry a cash coupon of LIBOR plus 5.25% and an all-in cost of 5.87%. These notes mature in December 2018.

Our consolidated balance sheet also included the non-recourse securitized debt obligations of CT CDO I. See above discussion of CT CDO I for further information.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$70,834	$52,342
Available borrowings under repurchase facilities	220,929	218,555

	$291,763	$270,897

See Note 6 to our consolidated financial statements for additional terms and details of our repurchase facilities.

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

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $1.7 billion of outstanding repurchase facilities and convertible notes, our $316.4 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

We have no obligations to provide financial support to CT Legacy Partners, CTOPI, or CT CDO I, and all debt obligations of such entities, some of which are consolidated onto our financial statements, are non-recourse to us.

We are also required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our management agreement. Refer to Note 9 to our consolidated financial statements for additional terms and details of the fees payable under our management agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities	$15,038	$756
Cash flows from investing activities	(657,134)	2,662
Cash flows from financing activities	660,588	(3,480)

Net increase (decrease) in cash and cash equivalents	$18,492	$(62)

We experienced a net increase in cash of $18.5 million for the three months ended March 31, 2014, compared to a net decrease of $62,000 for the three months ended March 31, 2013. The increase was primarily due to the receipt of cash interest on loans in our Loan Origination segment and other operating activities.

During the first quarter of 2014, we (i) had net borrowings of $421.4 million under our repurchase facilities, (ii) generated $256.1 million of net proceeds from the sale of our class A common stock, and (iii) received $72.8 million of principal collections on loans. We used the proceeds from our debt and equity financing activities to originate a net $740.2 million of new loans during the three months ended March 31, 2014.

Our consolidated statements of cash flows also include the cash inflows and outflows of consolidated securitization vehicles. While this does not impact our net cash flow, it does increase certain gross cash flow disclosures. As discussed above, other than to the extent we receive cash distributions from the entities in our CT Legacy Portfolio, we generally do not have access to their liquidity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2014 and December 31, 2013, we were in compliance with all REIT requirements.

During the three months ended March 31, 2014, we recorded a current income tax provision of $531,000 comprised of (i) $342,000 related to activities our taxable REIT subsidiaries, (ii) a $124,000 provision reflecting our estimated risk of loss related to an uncertain tax position taken during the period, and (iii) $65,000 related to other items. During the three months ended March 31, 2013, we recorded a current income tax provision of $38,000. We did not have any deferred tax assets or liabilities as of March 31, 2014 or December 31, 2013.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $157.8 million and NCLs of $42.6 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $10.6 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of March 31, 2014, our tax years 2010 through 2013 remain subject to examination by taxing authorities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2014.

V. Loan Portfolio Details

The following table provides details of the Loan Origination segment’s portfolio, on a loan-by-loan basis, as of March 31, 2014 ($ in millions):

										Risk Rating as of
		Principal	Book	Cash	All-in	Maximum	Geographic	Property	Origination	March 31,	December 31,
	Loan Type(1)	Balance	Balance	Coupon(2)	Yield(2)	Maturity(3)	Location	Type	LTV	2014	2013
1	Senior mortgage loan	$194.0	$193.3	L + 3.80%	L + 3.97%	6/15/2018	CA	Office	51%	1	2
2	Senior mortgage loan	181.0	179.4	L + 4.50%	L + 4.86%	11/9/2018	NY	Multifamily	68%	3	3
3	Sub. mortgage part.	173.8	167.6	L + 5.66%	L + 9.25%	4/9/2015	WA	Office	67%	3	3
4	Senior mortgage loan	140.0	138.8	L + 4.75%	L + 5.27%	1/9/2019	NY	Office	70%	3	3
5	Senior mortgage loan	125.0	124.3	L + 4.30%	L + 4.63%	12/1/2017	NY	Hotel	38%	3	N/A
6	Senior mortgage loan	101.0	99.5	L + 4.40%	L + 4.81%	3/9/2019	Diversified	Hotel	49%	3	N/A
7	Senior mortgage loan	93.2	92.8	L + 4.40%	L + 4.59%	3/9/2019	NY	Office	68%	3	N/A
8	Senior mortgage loan	91.8	91.3	L + 4.38%	L + 4.62%	11/9/2018	CA	Hotel	71%	2	2
9	Senior mortgage loan	89.5	89.4	L + 3.70%	L + 3.83%	9/30/2020	NY	Multifamily	62%	3	3
10	Senior mortgage loan	86.0	85.5	L + 4.25%	L + 4.64%	8/10/2018	Diversified	Diversified	60%	3	3
11	Senior mortgage loan	83.3	81.1	L + 4.00%	L + 4.63%	3/4/2018	UK	Office	50%	3	N/A
12	Senior mortgage loan	80.6	80.3	L + 3.85%	L + 4.03%	7/9/2018	GA	Multifamily	75%	3	3
13	Senior mortgage loan	78.2	77.5	L + 5.00%	L + 5.38%	9/14/2018	Diversified	Other	64%	3	3
14	Senior mortgage loan	73.3	73.1	L + 4.75%	L + 4.95%	12/28/2016	NY	Multifamily	66%	3	N/A
15	Senior mortgage loan	73.0	72.9	L + 3.95%	L + 3.89%	6/9/2018	CA	Office	72%	2	2
16	Senior mortgage loan	68.0	67.8	L + 4.00%	L + 4.23%	6/10/2016	NY	Multifamily	68%	3	3
17	Senior mortgage loan	64.7	64.0	L + 4.75%	L + 5.16%	1/7/2019	Diversified	Other	60%	3	N/A
18	Senior mortgage loan	64.0	64.6	L + 8.00%	L + 9.26%	2/9/2015	NY	Other	69%	3	3
19	Senior mortgage loan	60.5	59.9	L + 4.35%	L + 4.71%	1/9/2019	NY	Office	70%	3	N/A
20	Senior mortgage loan	57.7	57.2	L + 3.85%	L + 4.24%	10/10/2018	Diversified	Multifamily	76%	3	3
21	Senior mortgage loan	55.3	54.7	L + 4.50%	L + 4.92%	4/9/2019	NY	Multifamily	65%	3	N/A
22	Senior mortgage loan	48.4	48.6	L + 5.00%	L + 5.68%	12/9/2016	IL	Hotel	53%	3	3
23	Senior mortgage loan	46.3	45.9	L + 4.25%	L + 4.64%	7/10/2018	CO	Hotel	69%	3	3
24	Senior mortgage loan	46.0	45.6	L + 4.25%	L + 4.78%	10/9/2018	CA	Hotel	51%	3	3
25	Senior mortgage loan	45.9	45.3	L + 5.00%	L + 6.04%	8/9/2018	VA	Office	72%	3	3
26	Senior mortgage loan	43.5	43.2	L + 4.50%	L + 5.11%	7/16/2017	NY	Retail	69%	3	3
27	Senior mortgage loan	43.4	42.9	L + 4.50%	L + 4.94%	1/9/2019	AZ	Office	67%	3	3
28	Senior mortgage loan	43.3	42.9	L + 3.85%	L + 4.26%	9/10/2018	Diversified	Multifamily	77%	3	3

continued…

										Risk Rating as of
		Principal	Book	Cash	All-in	Maximum	Geographic	Property	Origination	March 31,	December 31,
	Loan Type(1)	Balance	Balance	Coupon(2)	Yield(2)	Maturity(3)	Location	Type	LTV	2014	2013
29	Senior mortgage loan	42.3	42.0	L + 5.00%	L + 5.30%	11/6/2016	NY	Multifamily	44%	3	3
30	Senior mortgage loan	39.1	38.7	L + 4.30%	L + 4.70%	4/9/2019	CA	Office	71%	3	N/A
31	Senior mortgage loan	38.0	38.0	L + 4.63%	L + 5.47%	11/27/2018	UK	Office	68%	3	3
32	Senior mortgage loan	37.5	37.2	L + 3.85%	L + 4.04%	8/9/2018	IL	Office	68%	2	2
33	Mezzanine loan(4)	33.6	33.7	L + 12.56%	L + 12.35%	12/13/2017	NY	Multifamily	78%	3	3
34	Senior mortgage loan	32.9	33.0	L + 3.95%	L + 4.20%	8/9/2017	CO	Hotel	64%	2	2
35	Senior mortgage loan	31.0	30.6	L + 4.10%	L + 4.64%	1/9/2019	CA	Office	43%	3	3
36	Senior mortgage loan	28.0	27.7	L + 4.35%	L + 4.71%	12/9/2018	CA	Hotel	55%	2	3
37	Senior mortgage loan	27.1	27.1	L + 3.87%	L + 3.87%	7/9/2017	NY	Hotel	32%	1	1
38	Senior mortgage loan	26.0	25.8	L + 4.00%	L + 4.27%	3/9/2019	AZ	Other	69%	2	N/A

		$2,686.2	$2,663.2	L + 4.59%	L + 5.16%	4.0 years			63%	2.7	2.8

(1)	Includes senior mortgage loans, related contiguous subordinate loans with a net book value of $53.7 million, and pari passu participations in mortgages.
(2)	As of March 31, 2014, 95% of our loans are indexed to one-month LIBOR and 5% are indexed to three-month LIBOR. In addition, 26% of our loans have LIBOR floors, with an average floor of 0.35%, as of March 31, 2014.
(3)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(4)	We originated the loan directly senior to this subordinate loan, but sold the senior loan to finance our overall investment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our business is exposed to the risks related to interest rate fluctuations. We generally originate floating rate assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates.

Loan Origination Portfolio segment

Our Loan Origination investments are exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

March 31, 2014
Floating rate loans(1)	$2,686,249
Floating rate debt(1)(2)	(1,619,788)

Net floating rate exposure	$1,066,461

Net income impact from 100 bps increase in LIBOR(3)	$9,580

(1)	Amounts represent aggregate principal balances.
(2)	Includes borrowings under repurchase facilities and loan participations sold.
(3)	Excludes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.15% as of March 31, 2014.

CT Legacy Portfolio segment

Our investments in CT Legacy Partners and CT CDO I are also exposed to the risks related to interest rate fluctuations discussed above, however as liquidating portfolios these investments are more sensitive to credit risk than interest rate risk.

Although our carried interest investment in CTOPI generally relates to a portfolio of interest earning assets, our economic interest in this portfolio relates primarily to the realization of investments purchased at a discount by CTOPI. Accordingly, our investment in this portfolio is not exposed to a significant degree of interest rate risk. Refer to Note 5 to our consolidated financial statements for additional discussion of CTOPI.

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

Capital Market Risks

We are exposed to risks related to the equity capital markets, and our related ability to raise capital through the issuance of our class A common stock or other equity instruments. We are also exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under credit facilities or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt and equity capital markets to inform our decisions on the amount, timing, and terms of capital we raise.

Counterparty Risk

The nature of our business requires us to hold our cash and cash equivalents and obtain financing from various financial institutions. This exposes us to the risk that these financial institutions may not fulfill their obligations to us under these various contractual arrangements. We mitigate this exposure by depositing our cash and cash equivalents and entering into financing agreements with high credit-quality institutions.

The nature of our loans and investments also exposes us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and actively monitoring the asset portfolios that serve as our collateral.

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates.

The following table outlines our assets and liabilities that are denominated in a foreign currency (£ in thousands):

March 31, 2014
Foreign currency assets	£74,893
Foreign currency liabilities	(51,116)

Net exposure to exchange rate fluctuations	£23,777

We estimate that a 10% decline in the rate of exchange between the British pound sterling and the U.S. dollar would result in a decline of $3.9 million in our net assets denominated in foreign currencies, as of March 31, 2014.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2014, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

•	10.1	Fourth Amendment to Master Repurchase Agreement, dated as of January 31, 2014, by and between Citibank, N.A. and Parlex 2 Finance, LLC

•	10.2	Amendment No. 2 to Guarantee Agreement, dated as of February 21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A.

•	10.3	Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A.

•	10.4	Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association

•	10.5	Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association

•	10.6	Master Repurchase and Securities Contract Agreement, dated as of March 3, 2014, among Parlex 6 UK Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A.

•	10.7	Parent Guaranty and Indemnity, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A.

•	10.8	Master Repurchase and Securities Contract, dated as of March 13, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

•	10.9	Amendment No. 1 to Master Repurchase and Securities Contract, dated as of March 21, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

•	10.10	Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A.

•	31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	99.1	Section 13(r) Disclosure

	101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

•	Filed herewith
+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

April 29, 2014	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal Executive Officer)

April 29, 2014	/s/ Paul D. Quinlan
Date	Paul D. Quinlan Chief Financial Officer (Principal Financial Officer)

April 29, 2014	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr. Principal Accounting Officer