Form 10-Q
period 2014-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2014-07-29
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of July 22, 2014 was 48,479,505.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$120,456	$52,342
Restricted cash	11,392	10,096
Loans receivable, net	3,488,179	2,047,223
Equity investments in unconsolidated subsidiaries	14,038	22,480
Accrued interest receivable, prepaid expenses, and other assets	120,704	80,639

Total assets	$3,754,769	$2,212,780

Liabilities and equity
Accounts payable, accrued expenses, and other liabilities	$71,345	$97,153
Repurchase obligations	1,779,650	1,109,353
Convertible notes, net	160,671	159,524
Participations sold	461,078	90,000

Total liabilities	2,472,744	1,456,030

Equity
Class A common stock, $0.01 par value, 100,000 shares authorized, 47,935 and 28,802 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	479	288
Restricted class A common stock, $0.01 par value, 544 and 700 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	5	7
Additional paid-in capital	1,767,954	1,252,986
Accumulated other comprehensive income	2,728	798
Accumulated deficit	(531,858)	(536,170)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,239,308	717,909
Non-controlling interests	42,717	38,841

Total equity	1,282,025	756,750

Total liabilities and equity	$3,754,769	$2,212,780

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Income from loans and other investments
Interest and related income	$42,466	$6,017	$76,122	$7,473
Less: Interest and related expenses	15,720	1,306	27,794	2,083

Income from loans and other investments, net	26,746	4,711	48,328	5,390
Other expenses
Management fees	4,410	920	7,807	983
General and administrative expenses	15,356	2,507	18,554	4,482

Total other expenses	19,766	3,427	26,361	5,465
Valuation allowance on loans held-for-sale	—	2,000	—	1,800
Gain on investments at fair value	7,163	4,000	5,824	4,000
Income from equity investments in unconsolidated subsidiaries	24,294	—	24,294	—
Gain on extinguishment of debt	—	38	—	38

Income before income taxes	38,437	7,322	52,085	5,763
Income tax (benefit) provision	(2)	554	530	593

Net income	38,439	6,768	51,555	5,170
Net income attributable to non-controlling interests	(4,973)	(4,020)	(5,024)	(5,537)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$33,466	$2,748	$46,531	$(367)

Net income (loss) per share of common stock
Basic	$0.70	$0.22	$1.08	$(0.05)

Diluted	$0.70	$0.22	$1.08	$(0.05)

Weighted-average shares of common stock outstanding
Basic	47,977,813	12,401,274	43,000,242	7,734,774

Diluted	47,977,813	12,401,274	43,000,242	7,734,774

Dividends declared per share of common stock	$0.48	$—	$0.96	$—

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$38,439	$6,768	$51,555	$5,170
Other comprehensive income:
Unrealized gain on foreign currency remeasurement	1,894	—	1,930	—

Other comprehensive income	1,894	—	1,930	—

Comprehensive income	40,333	6,768	53,485	5,170
Comprehensive income attributable to non-controlling interests	(4,973)	(4,020)	(5,024)	(5,537)

Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$35,360	$2,748	$48,461	$(367)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Restricted	Additional	Accumulated Other
	Common	Class A	Paid-In	Comprehensive	Accumulated		Non-Controlling
	Stock	Common Stock	Capital	Income	Deficit	Total	Interests	Total
Balance at December 31, 2012	$293	$—	$609,002	$—	$(535,851)	$73,444	$80,009	$153,453
Reverse stock split	(263)	—	263	—	—	—	—	—
Shares of class A common stock issued	258	—	633,552	—	—	633,810	—	633,810
Deferred directors’ compensation	—	—	75	—	—	75	—	75
Net (loss) income	—	—	—	—	(367)	(367)	5,537	5,170
Consolidation of subsidiary	—	—	—	—	5,727	5,727	6,235	11,962
Contributions from non-controlling interests	—	—	—	—	—	—	15,000	15,000
Purchase of and distributions to non-controlling interests	—	—	—	—	—	—	(17,803)	(17,803)

Balance at June 30, 2013	$288	$—	$1,242,892	$—	$(530,491)	$712,689	$88,978	$801,667

Balance at December 31, 2013	$288	$7	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued	191	—	510,654	—	—	510,845	—	510,845
Restricted class A common stock earned	—	(2)	4,029	—	—	4,027	—	4,027
Dividends reinvested	—	—	97	—	(97)	—	—	—
Deferred directors’ compensation	—	—	188	—	—	188	—	188
Other comprehensive income	—	—	—	1,930	—	1,930	—	1,930
Net income	—	—	—	—	46,531	46,531	5,024	51,555
Dividends declared on common stock	—	—	—	—	(42,122)	(42,122)	—	(42,122)
Distributions to non-controlling interests	—	—	—	—	—	—	(1,148)	(1,148)

Balance at June 30, 2014	$479	$5	$1,767,954	$2,728	$(531,858)	$1,239,308	$42,717	$1,282,025

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$51,555	$5,170
Adjustments to reconcile net income to net cash provided by operating activities
Valuation allowance on loans held-for-sale	—	(1,800)
Gain on investments at fair value	(5,824)	(4,000)
Income from equity investments in unconsolidated subsidiaries	(24,294)	—
Gain on extinguishment of debt	—	(38)
Non-cash compensation expense	4,769	1,586
Distributions of income from unconsolidated subsidiaries	14,125	—
Amortization of deferred interest on loans	(7,702)	(434)
Amortization of deferred financing costs and premiums/discount on debt obligations	4,103	401
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	(5,236)	2,205
Accounts payable, accrued expenses, and other liabilities	2,513	1,293

Net cash provided by operating activities	34,009	4,383

Cash flows from investing activities
Originations and fundings of loans receivable	(1,740,977)	(756,638)
Origination and exit fees received on loans receivable	21,751	4,219
Principal collections and proceeds from the sale of loans receivable and other assets	271,884	96,895
Increase in restricted cash	(1,296)	(7,726)

Net cash used in investing activities	(1,448,638)	(663,250)

Cash flows from financing activities
Borrowings under repurchase obligations	1,835,136	216,464
Repayments under repurchase obligations	(1,167,507)	(71,439)
Repayment of other liabilities	(20,794)	(64,674)
Proceeds from sales of loan participations	368,850	—
Payment of deferred financing costs	(10,510)	(2,175)
Contributions from non-controlling interests	—	15,000
Purchase of and distributions to non-controlling interests	(1,148)	(17,672)
Settlement of interest rate swaps	—	(6,123)
Proceeds from issuance of class A common stock	510,845	633,810
Dividends paid on class A common stock	(32,129)	—

Net cash provided by financing activities	1,482,743	703,191

Net increase in cash and cash equivalents	68,114	44,324
Cash and cash equivalents at beginning of period	52,342	15,423

Cash and cash equivalents at end of period	$120,456	$59,747

Supplemental disclosure of cash flows information
Payments of interest	$(21,522)	$(1,434)

Payments of income taxes	$(1,159)	$(410)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$23,322	$—

Consolidation of subsidiaries	$—	$(38,913)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and the related management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation. Certain of the assets and credit of our consolidated subsidiaries are not available to satisfy the debt or other obligations of us, our affiliates, or other entities.

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

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the current presentation including reclassifying loans receivable, at fair value, into accrued interest receivable, prepaid expenses, and other assets and reclassifying securitized debt obligations into accounts payable, accrued expenses, and other liabilities.

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Certain assets of consolidated VIEs can only be used to satisfy the obligations of those VIEs. The liabilities of consolidated VIEs are non-recourse to us. As of June 30, 2014, our consolidated balance sheet included $28.9 million of other assets, and $19.6 million of other liabilities that were attributable to consolidated VIEs. As of December 31, 2013, our consolidated balance sheet included $49.8 million of other assets, and $40.2 million of other liabilities, all of which were attributable to consolidated VIEs. As of both June 30, 2014 and December 31, 2013, all assets and liabilities of consolidated VIEs were part of our CT Legacy Portfolio segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

Revenue Recognition

Interest income from our loans receivable is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, discounts, and direct costs associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Cash and Cash Equivalents

Cash and cash equivalents represent cash held in banks, cash on hand, and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Loans Held-for-Sale and Related Allowance

In certain cases, we may classify loans as held-for-sale based upon the specific facts and circumstances of particular loans, including known or expected transactions. Loans held-for-sale are carried at the lower of their amortized cost basis or fair value, less costs to sell. A reduction in the fair value of loans held-for-sale is recorded as a charge to our consolidated statements of operations as a valuation allowance on loans held-for-sale.

Participations Sold

Participations sold represent senior interests in certain loans that we sold. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. Generally, participations sold are recorded as assets and liabilities in equal amounts on our consolidated balance sheets, and an equivalent amount of interest income and interest expense is recorded on our consolidated statements of operations.

Equity Investments in Unconsolidated Subsidiaries

Our carried interest in CT Opportunity Partners I, LP, or CTOPI, is accounted for using the equity method. CTOPI’s assets and liabilities are not consolidated into our financial statements due to our determination that (i) it is not a VIE and (ii) the other investors in CTOPI have sufficient rights to preclude consolidation by us. As such, we report our allocable percentage of the net assets of CTOPI on our consolidated balance sheets. The recognition of income from CTOPI is generally deferred until cash is collected or appropriate contingencies have been eliminated.

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

(Unaudited)

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

Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:

•	Level 1: Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.

•	Level 2: Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.

•	Level 3: Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management of third parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

The value of each asset recorded at fair value using Level 3 inputs is determined by an internal committee composed of members of senior management of our Manager, including our Chief Executive Officer, Chief Financial Officer, and other senior officers.

Certain of our other assets are recorded at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 12. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

We are also required by GAAP to disclose fair value information about financial instruments, which are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

•	Loans receivable, net: These assets are recorded at their amortized cost and not at fair value. The fair values for these loans are estimated by our Manager taking into consideration factors, including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants. In the case of impaired loans receivable, fair value is determined by reference to the lower of amortized cost and the value of the underlying real estate collateral.

•	Repurchase obligations: These facilities are recorded at their aggregate principal balance and not at fair value. The fair value was estimated based on the rate at which a similar credit facility would be priced today.

•	Convertible notes, net: These notes are recorded at their amortized cost and not at fair value. These convertible notes are publicly traded and their fair values are obtained using quoted market prices.

•	Participations sold: These obligations are recorded at their face value and not at fair value. The fair value was estimated based on the value of the related loan receivable asset.

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

Earnings per Share

Basic earnings per share, or Basic EPS, is computed in accordance with the two-class method and is based on the net earnings allocable to our class A common stock, restricted class A common stock, and deferred stock units, divided by the weighted-average number of shares of class A common stock, restricted class A common stock, and deferred stock units outstanding during the period. Our restricted class A common stock is considered a participating security, as defined by GAAP, and has been included in our Basic EPS under the two-class method as these restricted shares have the same rights as our other shares of class A common stock, including participating in any gains or losses.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Foreign Currency

In the normal course of business, we enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statements of operations. In addition, we consolidate entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the prevailing exchange rate on the dates that they were recorded. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated subsidiaries are recorded in other comprehensive income.

Segment Reporting

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to CT Legacy Partners, CT CDO I, a securitization vehicle formed in 2004, and our equity investment in CTOPI. Our Manager makes operating decisions and assesses the performance of each of our business segments based on financial and operating data and metrics generated from our internal information systems.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively. We do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” or ASU 2014-11. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2014. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have a material impact on our consolidated financial statements.

3. CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

As discussed in Note 2, we deposit our cash and cash equivalents, including restricted cash, with high credit-quality institutions to minimize credit risk exposure.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table provides details of our cash and cash equivalents, including restricted cash balances ($ in thousands):

Asset Category	Depository	Credit Rating(1)	June 30, 2014	December 31, 2013
Cash and cash equivalents	Bank of America	A-1	$120,456	$52,342
Restricted cash	Bank of America	A-1	11,392	10,096

			$131,848	$62,438

(1)	Represents the short-term credit rating for the Bank of America, N.A. legal entity as issued by Standard & Poor’s as of June 30, 2014.

4. LOANS RECEIVABLE

Activity relating to our loans receivable was ($ in thousands):

	Principal	Deferred Fees and	Net Book
	Balance	Other Items(1)	Value
December 31, 2013	$2,076,411	$(29,188)	$2,047,223
Loan fundings	1,740,977	—	1,740,977
Loan repayments and sales	(265,809)	—	(265,809)
Deferred origination fees and expenses	—	(21,751)	(21,751)
Amortization of deferred fees and expenses	—	7,702	7,702
Unrealized gain on foreign currency translation	—	6,837	6,837
Realized loan losses	(10,547)	10,547	—
Reclassification to other assets	(27,000)	—	(27,000)

June 30, 2014	$3,514,032	$(25,853)	$3,488,179

(1)	Includes a loan loss reserve of $10.5 million as of December 31, 2013, related to one loan in the CT Legacy Portfolio segment, owned by CT CDO I, with a principal balance of $10.5 million. This loan was subsequently written-off resulting in an aggregate loan loss reserve of zero as of June 30, 2014.

As of June 30, 2014, we had unfunded commitments of $407.3 million related to 28 loans receivable, which amounts will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next five years.

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2014	December 31, 2013
Number of loans	48	31
Principal balance	$3,514,032	$2,076,411
Net book value	$3,488,179	$2,047,223
Weighted-average cash coupon(1)	L+4.46%	L+4.64%
Weighted-average all-in yield(1)	L+5.02%	L+5.26%
Weighted-average maximum maturity (years)(2)	4.1	4.1

(1)	As of June 30, 2014, 83% of our loans are indexed to one-month LIBOR and 17% are indexed to three-month LIBOR. In addition, 18% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.31%, as of June 30, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.
(2)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. As of June 30, 2014, 89% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 11% are open to repayment by the borrower.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	June 30, 2014		December 31, 2013
	Net Book		Net Book
Asset Type	Value	Percentage	Value	Percentage
Senior loans(1)	$3,285,398	94%	$1,800,329	88%
Subordinate loans(2)	202,781	6	246,894	12

	$3,488,179	100%	$2,047,223	100%

	Net Book		Net Book
Property Type	Value	Percentage	Value	Percentage
Office	$1,296,464	37%	$864,666	42%
Hotel	1,117,724	32	390,492	19
Multifamily	451,193	13	341,819	17
Condominium	317,876	9	275,645	13
Other	304,922	9	174,601	9

	$3,488,179	100%	$2,047,223	100%

	Net Book		Net Book
Geographic Location	Value	Percentage	Value	Percentage
United States
Northeast	$1,149,246	33%	$828,571	40%
West	708,564	20	469,262	23
Southeast	437,627	12	243,798	12
Southwest	304,747	9	216,429	11
Northwest	240,685	7	166,207	8
Midwest	100,865	3	85,708	4

Subtotal	2,941,734	84	2,009,975	98
International
United Kingdom	508,872	15	37,248	2
Netherlands	37,573	1	—	—

Subtotal	546,445	16	37,248	2

Total	$3,488,179	100%	$2,047,223	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Loan Risk Ratings

As described in Note 2, our Manager evaluates our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, our Manager assesses the performance of each loan, and assigns a risk rating based on several factors. One of the primary factors considered is how senior or junior each loan is relative to other debt obligations of the borrower. Additional factors considered in the assessment include risk of loss, current LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “8” (greater risk), which ratings are defined in Note 2.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings as of June 30, 2014 ($ in thousands):

	Senior Loans(1)			Subordinate Loans(2)			Total
Risk	Number	Principal	Net	Number	Principal	Net	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value	Book Value
1 - 3	46	$3,306,575	$3,285,398	2	$207,457	$202,781	$3,488,179
4 - 5	—	—	—	—	—	—	—
6 - 8	—	—	—	—	—	—	—

	46	$3,306,575	$3,285,398	2	$207,457	$202,781	$3,488,179

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings as of December 31, 2013 ($ in thousands):

	Senior Loans(1)			Subordinate Loans(2)			Total
Risk	Number	Principal	Net	Number	Principal	Net	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value	Book Value
1 - 3	26	$1,811,513	$1,800,329	3	$227,350	$219,894	$2,020,223
4 - 5	—	—	—	—	—	—	—
6 - 8	—	—	—	2	37,548	27,000	27,000

	26	$1,811,513	$1,800,329	5	$264,898	$246,894	$2,047,223

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Loan Impairments

We do not have any loan impairments or loans in maturity default as of June 30, 2014. As of December 31, 2013, CT CDO I, which is a component of our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $10.5 million that was delinquent on its contractual payments. As of December 31, 2013, we had recorded a 100% loan loss reserve on this loan. This loan was subsequently written-off resulting in an aggregate loan loss reserve of zero as of June 30, 2014. As of December 31, 2013, CT CDO I had one loan with a net book value of $27.0 million in maturity default, but which had no reserve recorded due to our expectation of future repayment. In June 2014, this loan was restructured and reclassified to other assets.

Nonaccrual Loans

As of June 30, 2014, we did not have any nonaccrual loans in our loan portfolio. As of December 31, 2013, CT CDO I had one subordinate interest in a mortgage loan on nonaccrual status with a principal balance of $10.5 million and a net book value of zero. This loan was subsequently written-off resulting in an aggregate loan loss reserve of zero as of June 30, 2014. In accordance with our revenue recognition policies discussed in Note 2, we do not accrue interest on loans that are 90 days past due or, in the opinion of our Manager, are otherwise uncollectable. Accordingly, we did not have any material interest receivable accrued on nonperforming loans as of June 30, 2014 or December 31, 2013.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of June 30, 2014, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI
Carried Interest
Total as of December 31, 2013	$22,480
Distributions	(14,125)
Deferred income allocation(1)	5,683

Total as of June 30, 2014	$14,038

(1)	In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of June 30, 2014, we had been allocated $14.0 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received and appropriate contingencies have been eliminated. During the three months ended June 30, 2014, we received a $14.1 million distribution from CTOPI in respect of our carried interest and recorded such amount as income in our consolidated statement of operations. In addition, we had previously recorded, but deferred recognition of, $10.2 million of advance distributions in respect of our carried interest to allow us to pay any income owed on phantom taxable income allocated to us from the partnership. We recognized these prior distributions as income during the three months ended June 30, 2014 as all fund-level contingencies have been satisfied.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. As of June 30, 2014, we had granted 96% of the pool, and the remainder was unallocated. If any awards remain unallocated at the time promote distributions are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 65% of these grants have the following vesting schedule: (i) one-third on the date of grant; (ii) one-third on September 13, 2012; and (iii) the remainder is contingent on continued employment with an affiliate of our Manager and upon our receipt of promote distributions from CTOPI. Of the remaining 35% of these grants, 31% are fully vested as a result of an acceleration event, and 4% vest solely upon our receipt of promote distributions from CTOPI or the disposition of certain investments owned by CTOPI.

During the three months ended June 30, 2014, we made payments of $11.2 million under the CTOPI incentive plan, which amount was recognized as a component of general and administrative expenses in our consolidated statement of operations.

6. DEBT OBLIGATIONS

Repurchase Facilities

During the six months ended June 30, 2014, we entered into three revolving repurchase facilities and one asset-specific repurchase agreement, providing an additional $1.6 billion of credit capacity.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our repurchase obligations outstanding ($ in thousands):

	June 30, 2014					Dec. 31, 2013
	Maximum	Collateral	Repurchase Borrowings(3)			Borrowings
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available	Outstanding
Revolving Repurchase Facilities
Bank of America	$500,000	$517,280	$406,653	$387,653	$19,000	$271,320
Citibank	500,000	611,459	461,556	351,245	110,311	334,692
JP Morgan(4)	510,697	467,722	354,776	293,600	61,176	257,610
Wells Fargo	500,000	301,083	231,600	190,125	41,475	—
Morgan Stanley(5)	425,875	169,804	135,765	135,765	—	—
MetLife	500,000	214,524	165,369	165,369	—	—

Subtotal	2,936,572	2,281,872	1,755,719	1,523,757	231,962	863,622

Asset-Specific Repurchase Agreements
Wells Fargo(6)	148,110	155,184	120,485	120,485	—	245,731
Goldman Sachs	194,400	169,260	135,408	135,408	—	—

Total	$3,279,082	$2,606,316	$2,011,612	$1,779,650	$231,962	$1,109,353

(1)	Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.
(2)	Represents the principal balance of the collateral assets.
(3)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($260.7 million) facility.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($425.9 million) facility.
(6)	Represents an aggregate of two asset-specific repurchase agreements with Wells Fargo.

The weighted-average outstanding repurchase obligation balance was $1.4 billion and $1.3 billion for the three and six months ended June 30, 2014, respectively.

Revolving Repurchase Facilities

As of June 30, 2014, we had aggregate borrowings of $1.5 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.95% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.19% per annum. As of June 30, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.3 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Our $500.0 million master repurchase agreement with Bank of America has an initial maturity date of May 21, 2017, subject to two one-year extension options, each of which may be exercised by us. The weighted-average pricing rate of the $387.7 million of borrowings outstanding as of June 30, 2014 was LIBOR plus 1.78% and the weighted-average maximum advance rate was 78.7%. We guarantee 50% of the advances related to senior collateral and 100% of the advances related to mezzanine and junior mortgage collateral under this facility. Otherwise, obligations under this repurchase agreement are not recourse to us.

Our $500.0 million master repurchase agreement with Citibank has an initial facility expiration date of June 12, 2017, which may be extended annually by us. If upon the initial facility expiration date, Citibank does not extend the facility availability period, in its sole discretion, then no new advances may be drawn and all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. In either case, individual advances mature upon the maturity date of the respective collateral maturity dates.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average pricing rate of the $351.2 million of borrowings outstanding as of June 30, 2014 was LIBOR plus 1.95% and the weighted-average maximum advance rate was 75.6%. We guarantee 25% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us.

Our $250.0 million master repurchase agreement with JP Morgan specifies an availability period ending on June 28, 2015, during which new advances can be made and which availability period is renewable at the discretion of JP Morgan. In the event that the availability period is not renewed, it is followed by a two-year ‘stabilization’ period and then a ‘term out’ period, during which all collateral interest and principal proceeds would be required to repay existing advances, subject to certain provisions for REIT income distribution requirements. Maturity dates for individual advances are tied to their respective collateral loan maturity dates. Our £153.0 million ($260.7 million as of June 30, 2014) master repurchase agreement with JP Morgan is linked to the $250.0 million agreement through cross-collateralization and cross-default provisions. Individual advances can be made under this agreement at any time prior to the maturity date of December 20, 2016. The weighted-average pricing rate of the $293.6 million of borrowings outstanding under the JP Morgan facilities as of June 30, 2014 was LIBOR plus 2.02% and the weighted-average maximum advance rate was 75.8%. We guarantee 25% of the advances related to senior mortgage collateral and 100% of the advances related to mezzanine and junior mortgage collateral under these facilities. Otherwise, obligations under these master repurchase agreements are not recourse to us.

Our $500.0 million master repurchase agreement with Wells Fargo specifies a one-year availability period, during which new advances can be made and which availability period is renewable at the discretion of Wells Fargo. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. The weighted-average pricing rate of the $190.1 million of borrowings outstanding as of June 30, 2014 was LIBOR plus 2.00% and the weighted-average maximum advance rate was 77.0%. We guarantee 25% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us.

Our £250.0 million ($425.9 million as of June 30, 2014) master repurchase agreement with Morgan Stanley provides for advances at any time prior to its maturity date of March 3, 2017. The weighted-average pricing rate of the $135.8 million of borrowings outstanding as of June 30, 2014 was three-month LIBOR plus 2.32% and the weighted-average maximum advance rate was 78.6%. We guarantee 25% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us.

Our $500.0 million master repurchase agreement with MetLife has an initial facility expiration date of June 29, 2015, subject to five one-year extension options, each of which may be exercised at our option. Maturity dates for individual advances are tied to their respective collateral loan maturity dates subject to annual renewal at our discretion. The weighted-average pricing rate of the $165.4 million of borrowings outstanding as of June 30, 2014 was LIBOR plus 1.89% and the weighted-average maximum advance rate was 77.0%. We guarantee 50% of the advances under this facility. Otherwise, obligations under this master repurchase agreement are not recourse to us.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Asset-specific Repurchase Agreements

Our $88.3 million asset-specific repurchase agreement with Wells Fargo accrues interest at a per annum pricing rate equal to LIBOR plus a margin of 2.50%. The initial maturity date of the facility is June 7, 2016, which may be extended pursuant to (i) two one-year extension options, each of which may be exercised by us, and (ii) an additional one-year extension option, contingent upon notice regarding the failure of the collateral mortgage loan to be repaid at its final maturity. We do not guarantee the obligations under this repurchase agreement other than in the case of customary “bad-boy” events.

Our $59.8 million asset-specific repurchase agreement with Wells Fargo accrues interest at a per annum pricing rate equal to LIBOR plus a margin of 2.25%. The initial maturity date of the facility is August 8, 2015, which may be extended pursuant to three one-year extension options, each of which may be exercised by us. We do not guarantee the obligations under this repurchase agreement other than in the case of customary “bad-boy” events.

Our $32.0 million asset-specific repurchase agreement with Wells Fargo was repaid in full on May 23, 2014 in conjunction with the repayment of its collateral asset. Advances under the repurchase agreement accrued interest at a per annum pricing rate equal to LIBOR plus a margin of 4.00%.

Our $194.4 million asset-specific repurchase agreement with Goldman Sachs accrues interest at a per annum pricing rate equal to LIBOR plus a margin of 2.75%. The initial maturity date of the facility is April 25, 2017. We guarantee 50% of the advances under this facility. Otherwise, obligations under this repurchase agreement are not recourse to us.

Debt Covenants

Each of the guarantees related to our master repurchase agreements and asset-specific repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $908.1 million plus 75% of the net cash proceeds of future equity issuances; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2014, we were in compliance with these covenants.

Convertible Notes, Net

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum. As of June 30, 2014, the Convertible Notes were carried on our consolidated balance sheet at $160.7 million, net of an unamortized discount of $8.2 million.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The conversion rate is initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity. As of June 30, 2014, we had the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. PARTICIPATIONS SOLD

Participations sold represent senior interests in certain loans that we sold. We present these participations sold as both assets and non-recourse liabilities because these arrangements do not qualify as sales under GAAP. The income earned on these loan participations is recorded as interest income and an identical amount is recorded as interest expense on our consolidated statements of operations.

The following table details overall statistics for our participations sold ($ in thousands):

	June 30, 2014		December 31, 2013
	Underlying Loans	Participations Sold	Underlying Loans	Participations Sold
Number of loans	3	3	1	1
Principal balance	$632,503	$461,078	$173,837	$90,000
Weighted-average cash coupon(1)	L+4.55%	L+2.99%	L+5.66%	L+5.12%
Weighted-average all-in yield / cost(1)	L+5.77%	L+3.21%	L+9.25%	L+5.26%

(1)	As of June 30, 2014, 39% of our participations sold are indexed to one-month LIBOR and 61% are indexed to three-month LIBOR. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

8. EQUITY

Total equity increased $525.3 million during the six months ended June 30, 2014 to $1.3 billion. This increase was primarily driven by the issuance of additional shares of our class A common stock in January and April 2014. See below for further discussion of the share issuance.

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

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any. On January 14, 2014, we issued 9,775,000 shares of class A common stock in a public offering at a price to the underwriters of $26.25 per share. We generated net proceeds from the issuance of $256.1 million after underwriting discounts and other offering expenses. On April 7, 2014, we issued 9,200,000 shares of class A common stock in a public offering at a price to the underwriters of $27.72 per share. We generated net proceeds from the issuance of $254.8 million after underwriting discounts and other offering expenses.

In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. During the three months ended June 30, 2014, we issued 2,851 shares of class A common stock to Joshua A. Polan in exchange for his deferred stock units upon his decision not to stand for reelection to our board of directors.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of class A common stock, restricted class A common stock, and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2014	2013
Beginning balance	29,602,884	3,016,405
Issuance of class A common stock	19,130,868	25,875,000
Issuance of deferred stock units	10,009	3,070
Vesting of restricted class A common stock	(155,867)	—

Ending balance	48,587,894	28,894,475

(1)	Deferred stock units held by members of our board of directors totalled 108,391 and 92,824 as of June 30, 2014 and 2013, respectively.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, capital needs, and our determination of the appropriate sources of funding to meet such needs. As of June 30, 2014, we had not sold any shares of class A common stock under the ATM Agreements.

Preferred Stock

We do not have any shares of preferred stock issued and outstanding as of June 30, 2014.

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

On June 13, 2014, we declared a dividend of $0.48 per share, or $23.3 million, which was paid on July 15, 2014 to stockholders of record as of June 30, 2014. On March 14, 2014, we declared a dividend of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to stockholders of record as of March 31, 2014. No dividends were declared during the six months ended June 30, 2013.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the six months ended June 30, 2014, we issued one share of class A common stock under the dividend reinvestment component and zero shares under the direct stock purchase plan component. As of June 30, 2014, 9,999,999 shares of class A common stock, in the aggregate remain available for issuance under the dividend reinvestment and direct stock purchase plan.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted earnings per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)(1)	$33,466	$2,748	$46,531	$(367)
Weighted-average shares outstanding, basic and diluted	47,977,813	12,401,274	43,000,242	7,734,774

Per share amount, basic and diluted	$0.70	$0.22	$1.08	$(0.05)

(1)	Represents net income (loss) attributable to Blackstone Mortgage Trust, Inc.

Refer to Note 14 for the allocation of our results of operations to each of our operating segments.

Other Balance Sheet Items

Accumulated Other Comprehensive Income

As of June 30, 2014, total accumulated other comprehensive income was $2.7 million, representing the currency translation adjustment on assets and liabilities denominated in a foreign currency. Of the total accumulated other comprehensive income, $1.9 million represents the currency translation adjustment for the six months ended June 30, 2014. We did not have any accumulated other comprehensive income or loss as of, or for the six months ended June 30, 2013.

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

June 30, 2014
Restricted cash	$11,392
Accrued interest receivable, prepaid expenses, and other assets	62,015
Accounts payable, accrued expenses, and other liabilities	(271)

CT Legacy Partners equity	$73,136

Equity interests owned by Blackstone Mortgage Trust, Inc.	(30,419)

Non-controlling interests in CT Legacy Partners	$42,717

9. OTHER EXPENSES

Our other expenses consist of the management fees we pay to our Manager and our general and administrative expenses.

Management Fees

Pursuant to our management agreement, our Manager earns a base management fee in an amount generally equal to 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in the management agreement) for the previous 12-month period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items (ii) the net income (loss) related to our legacy portfolio.

During the six months ended June 30, 2014 and 2013, we incurred $7.8 million and $1.0 million of management fees payable to our Manager, respectively. During the three months ended June 30, 2014 and 2013, we incurred $4.4 million and $920,000 of management fees payable to our Manager, respectively. We did not incur any incentive fees payable to our Manager during the three or six months ended June 30, 2014 and 2013.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Professional services	$758	$846	$1,283	$1,267
Operating and other costs	474	577	1,043	975
Management incentive awards plan - CTOPI(1)	11,190	—	11,190	—

	12,422	1,423	13,516	2,242

Non-cash compensation expenses
Management incentive awards plan - CT Legacy Partners(2)	416	548	552	1,511
Director stock-based compensation	94	37	188	75
Restricted class A common stock earned	2,289	—	4,029	—

	2,799	585	4,769	1,586

Expenses of consolidated securitization vehicles	135	499	269	654

	$15,356	$2,507	$18,554	$4,482

(1)	Represents the portion of CTOPI promote revenue paid under compensation awards. See Note 5 for further discussion.
(2)	Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of June 30, 2014, incentive awards for 94% of the pool have been granted, and the remainder was unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

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

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $3.4 million and $2.8 million as of June 30, 2014 and December 31, 2013, respectively.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2014 and December 31, 2013, we were in compliance with all REIT requirements.

During the six months ended June 30, 2014, we recorded a current income tax provision of $530,000 comprised of (i) $342,000 related to activities of our taxable REIT subsidiaries, (ii) a $124,000 provision reflecting our estimated risk of loss related to an uncertain tax position taken during the period, and (iii) $64,000 related to other items. During the six months ended June 30, 2013, we recorded a current income tax provision of $593,000 comprised of (i) $554,000 related to activities of our taxable REIT subsidiaries and (ii) $39,000 related to other items. We did not have any deferred tax assets or liabilities as of June 30, 2014 or December 31, 2013.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $161.5 million and NCLs of $39.2 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $7.0 million will expire in 2014, $31.4 million will expire in 2015, and $782,000 will expire in 2016 or later.

As of June 30, 2014, tax years 2010 through 2013 remain subject to examination by taxing authorities.

11. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of June 30, 2014, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments. In addition, certain of our former employees continue to participate in the CTOPI incentive management fee grants and the CT Legacy Partners management incentive awards plan.

We had stock-based incentive awards outstanding under five benefit plans as of June 30, 2014: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2014, there were 1,440,228 shares available under the Current Plans.

During 2013, we issued 700,000 shares of restricted class A common stock under our Current Plans. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 544,133 shares of restricted class A common stock outstanding as of June 30, 2014 will vest as follows: 116,642 shares will vest in 2014; 233,284 shares will vest in 2015; and 194,207 shares will vest in 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	700,000	$25.69
Vested	(155,867)	25.51

Balance as of June 30, 2014	544,133	$25.74

12. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets measured at fair value on a recurring basis ($ in thousands):

	Level 1	Level 2	Level 3	Fair Value(1)
June 30, 2014
Other assets, at fair value(2)	$—	$1,737	$59,964	$61,701
December 31, 2013
Other assets, at fair value(2)	$—	$1,944	$54,461	$56,405

(1)	CT CDO I had one impaired loan with a principal balance of $10.5 million measured on a non-recurring basis that had a 100% loan loss reserve as of December 31, 2013.
(2)	Other assets include loans, securities, equity investments, and other receivables carried at fair value.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Six Months Ended June 30,
	2014	2013
	Other	Loans	Other	Investment in
	Assets	Held-for-Sale, net	Assets	CT Legacy Assets
Balance, beginning	$54,461	$—	$—	$132,000
Consolidation of CT Legacy Partners	—	—	166,094	(132,000)
Transfer from loans receivable, at fair value	—	2,000	—	—
Proceeds from investments	(326)	—	(37,279)	—
Deferred interest	—	—	195	—
Adjustments to fair value included in earnings
Gain on investments at fair value	5,829	—	4,000	—
Valuation allowance on loans held-for-sale	—	1,800	—	—

Balance, ending	$59,964	$3,800	$133,010	$—

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following describes the key assumptions used in arriving at the fair value of each of these assets as of June 30, 2014 and December 31, 2013.

Loans: The following table lists the range of key assumptions for each type of loans receivable as of June 30, 2014 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3)(1)			Sensitivity to a
		Recovery	Book	100 bp Discount
Collateral Type	Discount Rate	Percentage(2)	Value	Rate Increase
Hotel	7%	100%	$15.0	(0.4%)
Office	8% - 15%	100%	23.4	(0.3%)

			$38.4

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balances as of June 30, 2014.

The following table lists the range of key assumptions for each type of loans receivable as of December 31, 2013 ($ in millions):

	Assumption Ranges for Significant			Book Value
	Unobservable Inputs (Level 3)(1)			Sensitivity to a
		Recovery	Book	100 bp Discount
Collateral Type	Discount Rate	Percentage(2)	Value	Rate Increase
Hotel	7%	100%	$15.0	(1.4%)
Office	6% - 15%	100%	25.7	(0.3%)

			$40.7

(1)	Excludes loans for which there is no expectation of future cash flows.
(2)	Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2013.

Securities: As of June 30, 2014, all securities were valued by obtaining assessments from third-party dealers.

Equity investments and other receivables: Equity investments and other receivables are generally valued by discounting expected cash flows and assumptions regarding the collection of principal on the underlying loans and investments.

There were no liabilities recorded at fair value as of June 30, 2014 or December 31, 2013. Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2014			December 31, 2013
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$120,456	$120,456	$120,456	$52,342	$52,342	$52,342
Restricted cash	11,392	11,392	11,392	10,096	10,096	10,096
Loans receivable, net	3,488,179	3,514,032	3,514,032	2,047,223	2,076,411	2,058,699

Financial liabilities
Repurchase obligations	1,779,650	1,779,650	1,779,650	1,109,353	1,109,353	1,109,353
Convertible notes, net	160,671	172,500	186,300	159,524	172,500	181,772
Participations sold	461,078	461,078	462,603	90,000	90,000	90,304

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

13. TRANSACTIONS WITH RELATED PARTIES

As of June 30, 2014, our consolidated balance sheet included $4.4 million of accrued management fees and $25,000 of expense reimbursements payable to our Manager. During the six months ended June 30, 2014, we paid $5.9 million of management fees to our Manager and reimbursed our Manager for $90,000 of expenses incurred on our behalf. In addition, as of June 30, 2014, our consolidated balance sheet included $191,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the six months ended June 30, 2014, CT Legacy Partners made aggregate preferred distributions of $1.2 million to such affiliate.

On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. We recorded a non-cash expense related to these shares of $1.7 million during the six months ended June 30, 2014. Refer to Note 11 for further discussion of our restricted class A common stock.

During the six months ended June 30, 2014, CT CDO I, which is consolidated by us, paid $139,000 of special servicing fees to an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios. In addition, the Management Agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and CT CDO I, which may result in further conflicts between our economic interests and those of our Manager. Refer to Note 9 for further discussion of the Management Agreement with our Manager.

On June 20, 2014, CT CDO I, CT Legacy Partners, CTOPI, and other affiliates of our Manager entered into a deed-in-lieu of foreclosure transaction which resulted in a restructuring of the interests held by each entity with respect to certain loans in our CT Legacy Portfolio segment with an aggregate principal balance of $35.0 million and an aggregate book value of $27.0 million.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. SEGMENT REPORTING

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to CT Legacy Partners, CT CDO I, and our equity investment in CTOPI. Our Manager makes operating decisions and assesses the performance of each of our business segments based on financial and operating data and metrics generated from our internal information systems.

There were no transactions between our operating segments during the six months ended June 30, 2014 and 2013. For the three and six months ended June 30, 2014, 6% and 9% of our revenues were generated from international sources, respectively. Substantially all of our revenues for the three and six months ended June 30, 2013 were generated from domestic sources.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated statement of operations for each segment for the three months ended June 30, 2014 and 2013 ($ in thousands):

	Three Months Ended June 30, 2014
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$41,372	$1,094	$42,466
Less: Interest and related expenses	15,503	217	15,720

Income from loans and other investments, net	25,869	877	26,746
Other expenses
Management fees	4,410	—	4,410
General and administrative expenses	3,501	11,855	15,356

Total other expenses	7,911	11,855	19,766
Gain on investments at fair value	—	7,163	7,163
Income from equity investments in unconsolidated subsidiaries	—	24,294	24,294

Income before income taxes	17,958	20,479	38,437
Income tax benefit	—	(2)	(2)

Net income	17,958	20,481	38,439
Net income attributable to non-controlling interests	—	(4,973)	(4,973)

Net income attributable to Blackstone Mortgage Trust, Inc.	$17,958	$15,508	$33,466

	Three Months Ended June 30, 2013
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$1,908	$4,109	$6,017
Less: Interest and related expenses	168	1,138	1,306

Income from loans and other investments, net	1,740	2,971	4,711
Other expenses
Management fees	920	—	920
General and administrative expenses	1,233	1,274	2,507

Total other expenses	2,153	1,274	3,427
Valuation allowance on loans held-for-sale	—	2,000	2,000
Gain on investments at fair value	—	4,000	4,000
Gain on extinguishment of debt	—	38	38

(Loss) income before income taxes	(413)	7,735	7,322
Income tax provision	2	552	554

Net (loss) income	(415)	7,183	6,768
Net income attributable to non-controlling interests	—	(4,020)	(4,020)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(415)	$3,163	$2,748

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated statement of operations for each segment for the six months ended June 30, 2014 and 2013 ($ in thousands):

	Six Months Ended June 30, 2014
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$73,408	$2,714	$76,122
Less: Interest and related expenses	27,130	664	27,794

Income from loans and other investments, net	46,278	2,050	48,328
Other expenses
Management fees	7,807	—	7,807
General and administrative expenses	6,346	12,208	18,554

Total other expenses	14,153	12,208	26,361
Gain on investments at fair value	—	5,824	5,824
Income from equity investments in unconsolidated subsidiaries	—	24,294	24,294

Income before income taxes	32,125	19,960	52,085
Income tax provision	131	399	530

Net income	31,994	19,561	51,555
Net income attributable to non-controlling interests	—	(5,024)	(5,024)

Net income attributable to Blackstone Mortgage Trust, Inc.	$31,994	$14,537	$46,531

	Six Months Ended June 30, 2013
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$1,908	$5,565	$7,473
Less: Interest and related expenses	168	1,915	2,083

Income from loans and other investments, net	1,740	3,650	5,390
Other expenses
Management fees	983	—	983
General and administrative expenses	1,900	2,582	4,482

Total other expenses	2,883	2,582	5,465
Valuation allowance on loans held-for-sale	—	1,800	1,800
Gain on investments at fair value	—	4,000	4,000
Gain on extinguishment of debt	—	38	38

(Loss) income before income taxes	(1,143)	6,906	5,763
Income tax provision	40	553	593

Net (loss) income	(1,183)	6,353	5,170
Net income attributable to non-controlling interests	—	(5,537)	(5,537)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(1,183)	$816	$(367)

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated balance sheet for each segment as of June 30, 2014 and December 31, 2013 ($ in thousands):

	June 30, 2014
	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$120,456	$—	$120,456
Restricted cash	—	11,392	11,392
Loans receivable, net	3,488,179	—	3,488,179
Equity investments in unconsolidated subsidiaries	—	14,038	14,038
Accrued interest receivable, prepaid expenses, and other assets	29,803	90,901	120,704

Total assets	$3,638,438	$116,331	$3,754,769

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$34,036	$37,309	$71,345
Repurchase obligations	1,779,650	—	1,779,650
Convertible notes, net	160,671	—	160,671
Participations sold	461,078	—	461,078

Total liabilities	2,435,435	37,309	2,472,744
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,203,003	36,305	1,239,308
Non-controlling interests	—	42,717	42,717

Total equity	1,203,003	79,022	1,282,025

Total liabilities and equity	$3,638,438	$116,331	$3,754,769

	December 31, 2013
	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$52,342	$—	$52,342
Restricted cash	—	10,096	10,096
Loans receivable, net	2,000,223	47,000	2,047,223
Equity investments in unconsolidated subsidiaries	—	22,480	22,480
Accrued interest receivable, prepaid expenses, and other assets	21,020	59,619	80,639

Total assets	$2,073,585	$139,195	$2,212,780

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$21,104	$76,049	$97,153
Repurchase obligations	1,109,353	—	1,109,353
Convertible notes, net	159,524	—	159,524
Participations sold	90,000	—	90,000

Total liabilities	1,379,981	76,049	1,456,030
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	693,604	24,305	717,909
Non-controlling interests	—	38,841	38,841

Total equity	693,604	63,146	756,750

Total liabilities and equity	$2,073,585	$139,195	$2,212,780

15. SUBSEQUENT EVENTS

On July 24, 2014, CT Legacy Partners made a $20.0 million distribution to its Class A-1, Class A-2, and Class B common shareholders, including $8.3 million to us. We paid $1.4 million of this distribution under the CT Legacy Partner’s management incentive awards plan.

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

Introduction

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior loans collateralized by properties in the United States and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the NYSE under the symbol “BXMT.”

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended June 30, 2014 we recorded earnings per share of $0.70, declared a dividend of $0.48 per share, and reported $0.43 per share of Core Earnings. In addition, our book value per share as of June 30, 2014 was $25.51. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current loan origination portfolio and operations.

Earnings Per Share

The following table sets forth the calculation of basic and diluted net income per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2014	March 31, 2014
Net income(1)	$33,466	$13,065
Weighted-average shares outstanding, basic and diluted	47,977,813	37,967,365

Net income per share, basic and diluted	$0.70	$0.34

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

The $0.36 per share increase in net income during the three months ended June 30, 2014 was due to (i) continued growth in our Loan Origination segment, (ii) promote revenue from our carried interest in CTOPI, and (iii) net gains on investments carried at fair value in the CT Legacy Portfolio. This was in part offset by an increase in the total number of shares outstanding as a result of our class A common stock offering in April 2014. The following table allocates our net income per share between our two reportable segments ($ in thousands, except per share data):

	Three Months Ended June 30, 2014
	Loan Origination	CT Legacy Portfolio	Total
Net income(1)	$17,958	$15,508	$33,466
Weighted-average shares outstanding, basic and diluted	47,977,813	47,977,813	47,977,813

Net income per share, basic and diluted	$0.38	$0.32	$0.70

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

The following table compares our operating results for the three months ended June 30, 2014 and March 31, 2014 ($ in thousands, except per share data):

	Q2 2014	Q1 2014	$ Change	% Change
Income from loans and other investments
Interest and related income	$42,466	$33,656	$8,810	26.2%
Less: Interest and related expenses	15,720	12,074	3,646	30.2%

Income from loans and other investments, net	26,746	21,582	5,164	23.9%
Other operating expenses	19,766	6,596	13,170	199.7%
Other income (loss)	31,457	(1,339)	32,796	N/M

Income before income taxes	38,437	13,647	24,790	181.7%
Income tax (benefit) provision	(2)	531	(533)	N/M

Net income	38,439	13,116	25,323	193.1%
Net income attributable to non-controlling interests	(4,973)	(51)	(4,922)	N/M
Net income attributable to Blackstone Mortgage Trust, Inc.	$33,466	$13,065	$20,401	156.2%

Dividends per share	$0.48	$0.48	$0.00	0.0%

Income from loans and other investments, net

Income from loans and other investments increased $5.2 million, or 23.9%, on a net basis during the three months ended June 30, 2014 compared to the three months ended March 31, 2014. The increase was primarily due to (i) earning a full quarter of interest on the loans originated during the three months ended March 31, 2014, and (ii) additional interest earned on the $1.0 billion of loans funded during the three months ended June 30, 2014. This was partially offset by additional interest expense incurred on our repurchase agreements and senior loan participations sold.

Other operating expenses

Other operating expenses are comprised of management fees paid to our Manager and general and administrative expenses. Other operating expenses increased by $13.2 million during the three months ended June 30, 2014 compared to the three months ended March 31, 2014 due to (i) $11.5 million of expenses related to the CT Legacy Portfolio segment incentive plans, primarily as a result of payments triggered by CTOPI promote distributions received, (ii) $1.0 million of additional management fees payable to our Manager, and (iii) a $548,000 increase in non-cash restricted stock amortization related to the accelerated vesting of certain awards under the plan.

Other income (loss)

During the three months ended June 30, 2014, we recognized (i) $24.3 million of promote revenue from our carried interest in CTOPI, and (ii) $7.2 million of net gains on investments carried at fair value in the CT Legacy Portfolio.

During the three months ended March 31, 2014, we recognized $1.3 million of net losses on investments carried at fair value in the CT Legacy Portfolio.

Dividends Per Share

On June 13, 2014, we declared a dividend of $0.48 per share, or $23.3 million, which was paid on July 15, 2014 to common stockholders of record as of June 30, 2014. On March 14, 2014, we declared a dividend of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to class A common stockholders of record as of March 31, 2014.

As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described below.

Core Earnings

Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss), including realized losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio segment, (ii) non-cash equity compensation expense, (iii) incentive management fees, (iv) depreciation and amortization, (v) unrealized gains (losses), and (vi) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2014	March 31, 2014
Net income(1)	$33,466	$13,065
CT Legacy Portfolio segment net (income) loss	(15,508)	970
Amortization of discount on convertible notes	397	391
Unrealized (gain) loss on foreign currency remeasurement	(235)	32
Non-cash compensation expense	2,382	1,834

Core earnings	$20,502	$16,292

Weighted-average shares outstanding, basic and diluted	47,977,813	37,967,365

Core earnings per share, basic and diluted	$0.43	$0.43

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2014	March 31, 2014
Stockholders’ equity	$1,239,308	$970,083
Shares
Class A common stock	47,935,370	38,655,080
Restricted class A common stock	544,133	621,571
Stock units	108,391	106,188

	48,587,894	39,382,839

Book value per share	$25.51	$24.63

On a consolidated basis, our book value per share as of June 30, 2014 increased by $0.88 from March 31, 2014. The increase was due to the issuance of 9,200,000 shares of class A common stock in a public offering at a price to the underwriters of $27.72 per share, partially offset by the excess of dividends declared over GAAP net income during the quarter. The following table allocates book value per share between our two reportable segments ($ in thousands, except per share data):

	June 30, 2014
	Loan Origination	CT Legacy Portfolio	Total
Stockholders’ equity	$1,203,003	$36,305	$1,239,308
Shares
Class A common stock	47,935,370	47,935,370	47,935,370
Restricted class A common stock	544,133	544,133	544,133
Stock units	108,391	108,391	108,391

	48,587,894	48,587,894	48,587,894

Book value per share	$24.76	$0.75	$25.51

II. Loan Origination Portfolio

The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. During the quarter ended June 30, 2014, our Loan Origination segment originated $1.1 billion of new loan commitments, funded $1.0 billion under new and existing loans, and generated interest income of $41.4 million. These loan originations were primarily financed by $541.9 million of proceeds from loans sales and principal collections, $254.8 million of net proceeds from the sale of our class A common stock, and $246.3 million of additional net borrowings under our repurchase facilities. We incurred interest expense of $15.5 million during the quarter, which resulted in $25.9 million of net interest income during the quarter.

Portfolio Overview

The following table details our loan originations activity during the quarter ended June 30, 2014 ($ in thousands):

	Loans	Loan	Loan
	Originated	Commitments(2)	Fundings(3)
Senior loans(1)	11	$1,097,542	$1,000,694
Subordinate loans	—	—	48

Total	11	$1,097,542	$1,000,742

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes new originations and additional commitments made under existing loan agreements.
(3)	Includes additional fundings of $36.9 million under existing loan commitments.

As of June 30, 2014, the majority of loans in the Loan Origination segment were senior mortgage loans or investments that are not structured as mortgages, but have risk exposure substantially similar to senior mortgage loans.

The following table details overall statistics for our loans receivable portfolio within the Loan Origination segment ($ in thousands):

June 30, 2014
Number of loans	48
Principal balance	$3,514,032
Net book value	$3,488,179
Weighted-average cash coupon (1)	L+4.46%
Weighted-average all-in yield (1)	L+5.02%
Weighted-average maximum maturity (years) (2)	4.1

(1)	As of June 30, 2014, 83% of our loans are indexed to one-month LIBOR and 17% are indexed to three-month LIBOR. In addition, 18% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.31%, as of June 30, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.
(2)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. As of June 30, 2014, 89% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 11% are open to repayment by the borrower.

The charts below detail the geographic distribution and types of properties securing these loans, as of June 30, 2014 (net book value, % of total):

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

As of June 30, 2014, all of the investments in the Loan Origination segment are performing as expected and the weighted-average risk rating of our loan portfolio was 2.8. As of December 31, 2013, the weighted-average risk rating of our loan portfolio was 2.8.

Repurchase Facilities and Loan Participations

During the three months ended June 30, 2014, we entered into one revolving repurchase facility and one asset-specific repurchase agreement, providing an aggregate of $694.4 million of credit capacity.

The following table details our repurchase borrowings outstanding ($ in thousands):

	June 30, 2014					Dec. 31, 2013
	Maximum	Collateral	Repurchase Borrowings(3)			Borrowings
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available	Outstanding
Revolving Repurchase Facilities
Bank of America	$500,000	$517,280	$406,653	$387,653	$19,000	$271,320
Citibank	500,000	611,459	461,556	351,245	110,311	334,692
JP Morgan(4)	510,697	467,722	354,776	293,600	61,176	257,610
Wells Fargo	500,000	301,083	231,600	190,125	41,475	—
Morgan Stanley(5)	425,875	169,804	135,765	135,765	—	—
MetLife	500,000	214,524	165,369	165,369	—	—

Subtotal	2,936,572	2,281,872	1,755,719	1,523,757	231,962	863,622
Asset-Specific Repurchase Agreements
Wells Fargo(6)	148,110	155,184	120,485	120,485	—	245,731
Goldman Sachs	194,400	169,260	135,408	135,408	—	—

Total	$3,279,082	$2,606,316	$2,011,612	$1,779,650	$231,962	$1,109,353

(1)	Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.
(2)	Represents the principal balance of the collateral assets.
(3)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($260.7 million) facility.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($425.9 million) facility.
(6)	Represents an aggregate of two asset-specific repurchase agreements with Wells Fargo.

As of June 30, 2014, we had aggregate borrowings of $1.5 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.95% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.19% per annum. As of June 30, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.3 years. As of June 30, 2014, we also had three asset-specific repurchase agreements outstanding with an aggregate book balance of $255.9 million, a cash coupon of 2.60%, and an all-in cost of 2.96%, as well as three loan participations sold outstanding with an aggregate book balance of $461.1 million, a cash coupon of LIBOR plus 2.99%, and an all-in cost of LIBOR plus 3.21%. Refer to Notes 6 and 7 to our consolidated financial statements for additional terms and details of our repurchase facilities and participations sold, including certain financial covenants.

Floating Rate Portfolio

Our Loan Origination portfolio as of June 30, 2014 was comprised of floating rate loans financed by floating rate secured debt, which results in a return on equity that is correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of June 30, 2014, a 100 basis point increase in LIBOR would have increased our net income by $11.8 million per annum, or $0.25 per share.

The following table details our Loan Origination segment’s sensitivity to interest rates ($ in thousands):

June 30, 2014
Floating rate loans(1)	$3,514,032
Floating rate debt(1)(2)	(2,240,728)

Net floating rate exposure	$1,273,304

Net income impact from 100 bps increase in LIBOR(3)	$11,806

Per share amount, basic and diluted	$0.25

(1)	Our floating rate loans and debt are indexed to LIBOR as of June 30, 2014.
(2)	Includes borrowings under repurchase facilities and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.16% as of June 30, 2014.

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

During the three months ended June 30, 2014, our CT Legacy Portfolio segment recorded net income of $15.5 million driven primarily by promote revenue from our carried interest in CTOPI and net unrealized gains on investments carried at fair value in CT Legacy Partners.

CT Legacy Partners

Portfolio Overview

Our investment in CT Legacy Partners represents our 52% equity interest in a vehicle we formed to own and finance certain assets that we retained in connection with a comprehensive debt restructuring in 2011. As of June 30, 2014, the CT Legacy Partners portfolio consisted of cash, loans, securities, and other assets.

The following table details the components of our gross investment in CT Legacy Partners included in our consolidated balance sheet, as well as our net investment in CT Legacy Partners after future payments under the management incentive awards plan as of June 30, 2014 ($ in thousands):

June 30, 2014
Restricted cash	$11,392
Accrued interest receivable, prepaid expenses, and other assets	62,015
Accounts payable, accrued expenses and other liabilities	(271)
Non-controlling interests	(42,717)

$30,419

Management incentive awards plan, fully vested(1)	(4,295)

Net investment in CT Legacy Partners	$26,124

(1)	Assumes full payment of the management incentive awards plan, as described below, based on the hypothetical GAAP liquidation value of CT Legacy Partners as of June 30, 2014. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of June 30, 2014, our balance sheet includes $3.4 million in accounts payable and accrued expenses for the management incentive awards plan. Refer to Note 9 to our consolidated financial statements for further details.

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

Carried Interest in CTOPI

CTOPI is a private equity real estate fund that we sponsored and formed in 2007. The fund invested $491.6 million in 39 transactions between 2007 and the end of its investment period in 2012. To date, $452.3 million of these investments have been realized and $39.3 million remain outstanding (carried at their estimated fair value of $64.2 million or 1.6x cost) as of June 30, 2014. In 2012, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under previously issued incentive awards.

During the three months ended June 30, 2014, CTOPI returned all capital to its limited partners and made a $14.1 million promote distribution to us. In addition, the return of investor capital by CTOPI eliminated the remaining contingencies related to our recognition of $10.2 million of prior tax advance distributions, resulting in total promote revenue recognized of $24.3 million.

As of June 30, 2014, we had been allocated $7.7 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. We have elected to defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest had a book value of zero as of June 30, 2014.

Refer to Note 5 of our consolidated financial statements for additional discussion of the CTOPI incentive management fee awards to our former employees.

CT CDO I

As of June 30, 2014, our consolidated balance sheet included an aggregate $28.9 million of assets and $19.6 million of liabilities related to CT CDO I, a highly-levered securitization vehicle that we formed in 2004.

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

IV. Our Results of Operations and Liquidity

Results of Operations

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the three months ended June 30, 2014 and 2013 ($ in thousands, except per share data):

	2014	2013	$	%
Income from loans and other investments
Interest and related income	$42,466	$6,017	$36,449	605.8%
Less: Interest and related expenses	15,720	1,306	14,414	N/M

Income from loans and other investments, net	26,746	4,711	22,035	467.7%
Other expenses
Management fees	4,410	920	3,490	379.3%
General and administrative expenses	15,356	2,507	12,849	512.5%

Total other expenses	19,766	3,427	16,339	476.8%
Income from equity investments in unconsolidated subsidiaries	24,294	—	24,294	100.0%
Impairments, provisions, and valuation adjustments	7,163	6,038	1,125	18.6%

Income before provision for taxes	38,437	7,322	31,115	425.0%
Income tax (benefit) provision	(2)	554	(556)	N/M

Net income	$38,439	$6,768	$31,671	468.0%
Net income attributable to non-controlling interests	(4,973)	(4,020)	(953)	23.7%

Net income attributable to Blackstone Mortgage Trust, Inc.	$33,466	$2,748	$30,718	N/M

Net income per share - basic and diluted	$0.70	$0.22	$0.48	218.2%
Dividends per share	$0.48	$—	$0.48	100.0%

Income from loans and other investments, net

Income from loans and other investments, net was $26.7 million for the three months ended June 30, 2014, representing an increase of $22.0 million compared to the three months ended June 30, 2013. This increase is a result of the re-launch of our originations business in May 2013.

Other expenses

Other expenses include management fees paid to our Manager and general and administrative expenses. Other expenses increased by $16.3 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to (i) an increase of $11.1 million of compensation expenses associated with our CT Legacy Portfolio segment incentive plans, primarily as a result of payments triggered by CTOPI promote distributions received, (ii) an increase of $3.5 million of management fees payable to our Manager, primarily driven by an increase to our outstanding Equity balance, as defined in the management agreement, as a result of additional net proceeds received from the sale of shares of our class A common stock, and (iii) $2.3 million of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, which awards were issued during the three months ended December 31, 2013. This was offset by a $499,000 reduction of professional fees, operating costs, and other expenses which were incurred as a result of the re-launch of our business in May 2013.

Income from equity investments in unconsolidated subsidiaries

During the three months ended June 30, 2014, we recognized $24.3 million of promote revenue from CTOPI. No such income was recognized during the three months ended June 30, 2013.

Impairments, provisions, and valuation adjustments

During the three months ended June 30, 2014, we recognized $7.2 million of net unrealized gains on investments carried at fair value by CT Legacy Partners. During the three months ended June 30, 2013, we recognized (i) $4.0 million of net unrealized gains on investments held by CT Legacy Partners and (ii) a $2.0 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale.

Dividends per share

During the three months ended June 30, 2014, we declared a dividend of $0.48 per share, or $23.3 million, which was paid on July 15, 2014 to common stockholders of record as of June 30, 2014. We did not declare any dividends during the three months ended June 30, 2013.

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the six months ended June 30, 2014 and 2013 ($ in thousands, except per share data):

	2014	2013	$	%
Income from loans and other investments
Interest and related income	$76,122	$7,473	$68,649	918.6%
Less: Interest and related expenses	27,794	2,083	25,711	N/M

Income from loans and other investments, net	48,328	5,390	42,938	796.6%
Other expenses
Management fees	7,807	983	6,824	694.2%
General and administrative expenses	18,554	4,482	14,072	314.0%

Total other expenses	26,361	5,465	20,896	382.4%
Income from equity investments in unconsolidated subsidiaries	24,294	—	24,294	100.0%
Impairments, provisions, and valuation adjustments	5,824	5,838	(14)	(0.2)%

Income before provision for taxes	52,085	5,763	46,322	803.8%
Income tax provision	530	593	(63)	(10.6)%

Net income	$51,555	$5,170	$46,385	897.2%
Net income attributable to non-controlling interests	(5,024)	(5,537)	513	(9.3)%

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$46,531	$(367)	$46,898	N/M

Net income (loss) per share - basic and diluted	$1.08	$(0.05)	$1.13	N/M
Dividends per share	$0.96	$—	$0.96	100.0%

Income from loans and other investments, net

Income from loans and other investments, net was $48.3 million for the six months ended June 30, 2014, representing an increase of $42.9 million compared to the six months ended June 30, 2013. This increase is a result of the re-launch of our originations business in May 2013.

Other expenses

Other expenses includes management fees paid to our Manager and general and administrative expenses. Other expenses increased by $20.9 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 primarily due to (i) a $10.2 million increase in compensation expenses associated with our CT Legacy Portfolio segment incentive plans, primarily as a result of payments triggered by CTOPI promote distributions received, (ii) an increase of $6.8 million of management fees payable to our Manager, primarily driven by an increase to our outstanding Equity balance, as defined in the management agreement, as a result of additional net proceeds received from the sale of shares of our class A common stock, and (iii) $4.0 million of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, which awards were issued during the three months ended December 31, 2013. This was offset by a $190,000 reduction of professional fees, operating costs, and other expenses which were incurred in the prior year as a result of the re-launch of our business in May 2013.

Income from equity investments in unconsolidated subsidiaries

During the six months ended June 30, 2014, we recognized $24.3 million of promote revenue from CTOPI. No such income was recognized during the six months ended June 30, 2013.

Impairments, provisions, and valuation adjustments

During the six months ended June 30, 2014, we recognized $5.8 million of net unrealized gains on investments owned by CT Legacy Partners. During the six months ended June 30, 2013, we recognized (i) $4.0 million of net unrealized gains on investments held by CT Legacy Partners and (ii) a $1.8 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale.

Dividends per share

During the six months ended June 30, 2014, we declared dividends of $0.96 per share, or $42.1 million. We did not declare any dividends during the six months ended June 30, 2013.

Liquidity and Capital Resources

Capitalization

On January 14, 2014, we issued 9,775,000 shares of class A common stock in a public offering at a price to the underwriters of $26.25 per share. We generated net proceeds from the issuance of $256.1 million after underwriting discounts and other offering expenses. On April 7, 2014, we issued 9,200,000 shares of class A common stock in a public offering at a price to the underwriters of $27.72 per share. We generated net proceeds from the issuance of $254.8 million after underwriting discounts and other offering expenses.

During the six months ended 2014, we entered into three revolving repurchase facilities and one asset-specific repurchase agreement, providing an additional $1.6 billion of credit capacity. As of June 30, 2014, we had aggregate borrowings of $1.5 billion outstanding under our revolving repurchase facilities with a weighted-average cash coupon of LIBOR plus 1.95% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.19% per annum, and a weighted-average initial maturity, excluding extension options and term-out provisions, of 2.3 years. We also had three asset-specific repurchase agreements outstanding with an aggregate book balance of $255.9 million, a cash coupon of 2.60%, and an all-in cost of 2.96%, as well as three loan participations sold outstanding with an aggregate book balance of $461.1 million, a cash coupon of LIBOR plus 2.99%, and an all-in cost of LIBOR plus 3.21%.

As of June 30, 2014, we also had $172.5 million aggregate principal amount of convertible notes outstanding with a net book value of $160.7 million, which carry a cash coupon of LIBOR plus 5.25% and an all-in cost of 5.87%. These notes mature in December 2018.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$120,456	$52,342
Available borrowings under repurchase facilities	231,962	218,555

	$352,418	$270,897

See Note 6 to our consolidated financial statements for additional terms and details of our repurchase facilities.

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2013, we filed a shelf registration statement with the SEC that is effective for a term of three years and will expire in July 2016. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. In addition, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock, and entered into equity distribution agreements pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $2.4 billion of outstanding repurchase obligations, convertible notes, and participation agreements, our $407.3 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

We have no obligations to provide financial support to CT Legacy Partners, CTOPI, or CT CDO I, and all debt obligations of these entities, some of which are consolidated onto our financial statements, are non-recourse to us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities	$34,009	$4,383
Cash flows from investing activities	(1,448,638)	(663,250)
Cash flows from financing activities	1,482,743	703,191

Net increase in cash and cash equivalents	$68,114	$44,324

We experienced a net increase in cash of $68.1 million for the six months ended June 30, 2014, compared to a net increase of

$44.3 million for the six months ended June 30, 2013. The increase was primarily due to the receipt of cash interest on loans in our Loan Origination segment and other operating activities.

During the six months ended June 30, 2014, we (i) had net borrowings of $667.6 million under our repurchase facilities, (ii) generated $510.8 million of net proceeds from the sale of our class A common stock, and (iii) received $271.9 million of loan principal repayments. We used the proceeds from our debt and equity financing activities to originate a net $1.7 billion of new loans during the six months June 30, 2014.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2014 and December 31, 2013, we were in compliance with all REIT requirements.

During the six months ended June 30, 2014, we recorded a current income tax provision of $530,000 comprised of (i) $342,000 related to activities of our taxable REIT subsidiaries, (ii) a $124,000 provision reflecting our estimated risk of loss related to an uncertain tax position taken during the period, and (iii) $64,000 related to other items. During the six months ended June 30, 2013, we recorded a current income tax provision of $593,000 comprised of (i) $554,000 related to activities of our taxable REIT subsidiaries and (ii) $39,000 related to other items. We did not have any deferred tax assets or liabilities as of June 30, 2014 or December 31, 2013.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $161.5 million and NCLs of $39.2 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $7.0 million will expire in 2014, $31.4 million will expire in 2015, and $782,000 will expire in 2016 or later.

As of June 30, 2014, our tax years 2010 through 2013 remain subject to examination by taxing authorities.

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

V. Loan Portfolio Details

The following table provides details of the Loan Origination segment’s portfolio, on a loan-by-loan basis, as of June 30, 2014 ($ in millions):

										Risk Rating as of
		Principal	Book	Cash	All-in	Maximum	Geographic	Property	Origination	June 30,	December 31,
	Loan Type(1)	Balance	Balance	Coupon(2)	Yield(2)	Maturity(3)	Location	Type	LTV	2014	2013
1	Senior loan	$338.0	$335.7	L + 4.00%	L + 4.34%	5/22/2019	UK	Hotel	57%	3	N/A
2	Senior loan	181.0	179.5	L + 4.50%	L + 4.86%	11/9/2018	NY	Condo	68%	3	3
3	Sub. mortgage part.	173.8	169.0	L + 5.66%	L + 9.25%	4/9/2015	WA	Office	67%	3	3
4	Senior loan	140.0	139.0	L + 4.75%	L + 5.27%	1/9/2019	NY	Office	70%	3	3
5	Senior loan	125.0	124.4	L + 4.30%	L + 4.63%	12/1/2017	NY	Hotel	38%	3	N/A
6	Senior loan	114.6	113.2	L + 5.75%	L + 6.39%	6/20/2016	CA	Hotel	43%	3	N/A
7	Senior loan	105.9	105.6	L + 3.80%	L + 3.97%	6/15/2018	CA	Office	43%	1	2
8	Senior loan	101.0	99.6	L + 4.40%	L + 4.81%	3/9/2019	Diversified	Hotel	49%	3	N/A
9	Senior loan	95.7	95.2	L + 4.40%	L + 4.58%	3/9/2019	NY	Office	69%	3	N/A
10	Senior loan	95.2	94.7	L + 4.38%	L + 4.61%	11/9/2018	CA	Hotel	72%	2	2
11	Senior loan	91.0	89.6	L + 4.75%	L + 5.43%	1/7/2019	Diversified	Other	65%	3	N/A
12	Senior loan	89.5	89.4	L + 3.70%	L + 3.83%	9/30/2020	NY	Multifamily	62%	3	3
13	Senior loan	87.0	86.1	L + 4.30%	L + 4.83%	7/15/2019	NY	Multifamily	79%	3	N/A
14	Senior loan	85.5	85.1	L + 4.25%	L + 4.64%	8/10/2018	Diversified	Diversified	59%	3	3
15	Senior loan	83.3	83.8	L + 4.00%	L + 4.63%	3/4/2018	UK	Office	50%	3	N/A
16	Senior loan	80.0	79.2	L + 4.00%	L + 4.54%	6/9/2019	DC	Office	79%	3	N/A
17	Senior loan	79.7	79.5	L + 4.75%	L + 4.93%	12/28/2016	NY	Condo	68%	3	N/A
18	Senior loan	78.2	77.6	L + 5.00%	L + 5.38%	9/14/2018	Diversified	Other	64%	3	3
19	Senior loan	77.6	77.0	L + 3.85%	L + 4.15%	6/9/2019	FL	Office	74%	3	N/A
20	Senior loan	77.4	77.1	L + 3.85%	L + 4.03%	7/9/2018	GA	Multifamily	74%	3	3
21	Senior loan	73.5	73.4	L + 3.95%	L + 3.89%	6/9/2018	CA	Office	73%	1	2
22	Senior loan	68.0	67.9	L + 4.00%	L + 4.23%	6/10/2016	NY	Office	68%	3	3
23	Senior loan	60.5	60.0	L + 4.35%	L + 4.71%	1/9/2019	NY	Office	70%	3	N/A
24	Senior loan	59.0	58.6	L + 3.85%	L + 4.24%	10/10/2018	Diversified	Multifamily	76%	3	3
25	Senior loan	55.3	54.7	L + 4.50%	L + 4.92%	4/9/2019	NY	Multifamily	65%	3	N/A
26	Senior loan	52.3	51.5	L + 4.50%	L + 5.05%	6/15/2019	CA	Office	67%	3	N/A
27	Senior loan	50.0	49.6	L + 4.20%	L + 4.73%	4/9/2019	HI	Hotel	69%	3	N/A
28	Senior loan	49.2	48.8	L + 5.00%	L + 5.90%	8/9/2018	VA	Office	74%	3	3
29	Senior loan	48.5	48.9	L + 4.50%	L + 4.86%	6/5/2019	UK	Retail	80%	3	N/A
30	Senior loan	48.4	48.7	L + 5.00%	L + 5.68%	12/9/2016	IL	Hotel	53%	3	3

continued…

										Risk Rating as of
		Principal	Book	Cash	All-in	Maximum	Geographic	Property	Origination	June 30,	December 31,
	Loan Type(1)	Balance	Balance	Coupon(2)	Yield(2)	Maturity(3)	Location	Type	LTV	2014	2013
31	Senior loan	46.3	46.0	L + 4.25%	L + 4.64%	7/10/2018	CO	Hotel	69%	3	3
32	Senior loan	46.0	45.7	L + 4.25%	L + 4.78%	10/9/2018	CA	Hotel	51%	3	3
33	Senior loan	45.5	45.1	L + 3.85%	L + 4.26%	9/10/2018	Diversified	Multifamily	76%	3	3
34	Senior loan	44.3	43.8	L + 4.50%	L + 4.94%	1/9/2019	AZ	Office	68^ %	3	3
35	Senior loan	43.5	43.2	L + 4.50%	L + 5.11%	7/16/2017	NY	Retail	69%	3	3
36	Senior loan	40.0	38.4	L + 4.00%	L + 6.14%	6/30/2018	CA	Office	71%	3	N/A
37	Senior loan	39.1	38.7	L + 4.30%	L + 4.70%	4/9/2019	CA	Office	69%	3	N/A
38	Senior loan	39.1	40.4	L + 4.63%	L + 5.43%	11/27/2018	UK	Office	71%	3	3
39	Senior loan	37.9	37.6	L + 4.00%	L + 4.46%	7/20/2019	NL	Office	69%	3	N/A
40	Senior loan	37.5	37.2	L + 3.85%	L + 4.04%	8/9/2018	IL	Office	68%	2	2
41	Mezzanine loan(4)	33.6	33.8	L + 12.56%	L + 12.35%	12/13/2017	NY	Condo	78%	3	3
42	Senior loan	32.9	33.0	L + 3.95%	L + 4.20%	8/9/2017	CO	Hotel	64%	2	2
43	Senior loan	31.0	30.6	L + 4.10%	L + 4.64%	1/9/2019	CA	Office	43%	3	3
44	Senior loan	28.0	27.8	L + 4.35%	L + 4.71%	12/9/2018	CA	Hotel	55%	2	3
45	Senior loan	25.2	25.0	L + 5.00%	L + 5.29%	11/6/2016	NY	Condo	45%	3	3
46	Senior loan	27.1	27.1	L + 3.87%	L + 3.87%	7/9/2017	NY	Hotel	32%	2	1
47	Senior loan	26.9	26.6	L + 4.25%	L + 4.66%	4/9/2019	CA	Office	65%	3	N/A
48	Senior loan	26.0	25.8	L + 4.00%	L + 4.27%	3/9/2019	AZ	Other	69%	2	N/A

		$3,514.0	$3,488.2	L + 4.46%	L + 5.02%	4.1 years			63%	2.8	2.8

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	As of June 30, 2014, 83% of our loans are indexed to one-month LIBOR and 17% are indexed to three-month LIBOR. In addition, 18% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.31%, as of June 30, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(4)	We originated the loan directly senior to this subordinate loan, but sold the senior loan to finance our overall investment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Loan Origination Portfolio segment

Our Loan Origination investments are exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

June 30, 2014
Floating rate loans(1)	$3,514,032
Floating rate debt(1)(2)	(2,240,728)

Net floating rate exposure	$1,273,304

Net income impact from 100 bps increase in LIBOR(3)	$11,806

Per share amount, basic and diluted	$0.25

(1)	Amounts represent aggregate principal balances.
(2)	Includes borrowings under repurchase facilities and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.16% as of June 30, 2014.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€ in thousands):

	June 30, 2014
Foreign currency assets	£302,518	€28,098
Foreign currency liabilities	(238,621)	(22,419)

Net exposure to exchange rate fluctuations	£63,897	€5,679

We estimate that a 10% decline in the rate of exchange between the British pound sterling and the U.S. dollar and the Euro and the U.S. dollar would result in a decline of $10.9 million and $775,000, respectively, in our net assets denominated in foreign currencies, as of June 30, 2014.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2014, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to Blackstone by Travelport Limited, which may be considered an affiliate of Blackstone and therefore our affiliate.

ITEM 6. EXHIBITS

10.1	Master Repurchase Agreement, dated as of April 25, 2014, between 643 Single Family Finco 2014, LLC and Goldman Sachs Bank USA

10.2	Guaranty, dated as of April 25, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Goldman Sachs Bank USA

10.3	Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company

10.4	Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+ 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

July 29, 2014	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

July 29, 2014	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer
(Principal Financial Officer)

July 29, 2014	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Principal Accounting Officer