Form 10-Q
period 2014-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2014-10-28
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of October 21, 2014 was 57,679,508.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$63,343	$52,342
Restricted cash	10,855	10,096
Loans receivable, net	3,906,226	2,047,223
Equity investments in unconsolidated subsidiaries	14,990	22,480
Accrued interest receivable, prepaid expenses, and other assets	103,059	80,639

Total assets	$4,098,473	$2,212,780

Liabilities and equity
Accounts payable, accrued expenses, and other liabilities	$83,011	$97,153
Revolving repurchase facilities	1,669,406	863,622
Asset-specific repurchase agreements	226,961	245,731
Loan participations sold	447,977	90,000
Convertible notes, net	161,259	159,524

Total liabilities	2,588,614	1,456,030
Equity
Class A common stock, $0.01 par value, 100,000 shares authorized, 57,194 and 28,802 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	572	288
Restricted class A common stock, $0.01 par value, 486 and 700 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	5	7
Additional paid-in capital	2,022,093	1,252,986
Accumulated other comprehensive (loss) income	(6,205)	798
Accumulated deficit	(538,726)	(536,170)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,477,739	717,909
Non-controlling interests	32,120	38,841

Total equity	1,509,859	756,750

Total liabilities and equity	$4,098,473	$2,212,780

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Income from loans and other investments
Interest and related income	$50,386	$18,853	$126,507	$26,327
Less: Interest and related expenses	19,903	4,407	47,697	6,492

Income from loans and other investments, net	30,483	14,446	78,810	19,835
Other expenses
Management and incentive fees	5,412	2,433	13,219	3,416
General and administrative expenses	3,368	1,615	21,920	6,096

Total other expenses	8,780	4,048	35,139	9,512
Valuation allowance on loans held-for-sale	—	(600)	—	1,200
Gain on investments at fair value	1,780	464	7,604	4,464
Income from equity investments in unconsolidated subsidiaries	—	—	24,294	—
Gain on extinguishment of debt	—	—	—	38

Income before income taxes	23,483	10,262	75,569	16,025
Income tax (benefit) provision	(118)	(264)	412	329

Net income	23,601	10,526	75,157	15,696
Net income attributable to non-controlling interests	(1,577)	(2,206)	(6,602)	(7,743)

Net income attributable to Blackstone Mortgage Trust, Inc.	$22,024	$8,320	$68,555	$7,953

Net income per share of common stock, basic and diluted	$0.45	$0.29	$1.52	$0.53

Weighted-average shares of common stock outstanding, basic and diluted	49,211,205	28,894,515	45,093,314	14,865,530

Dividends declared per share of common stock	$0.50	$0.27	$1.46	$0.27

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$23,601	$10,526	$75,157	$15,696
Other comprehensive loss:
Unrealized loss on foreign currency remeasurement	(8,932)	—	(7,003)	—

Comprehensive income	14,669	10,526	68,154	15,696
Comprehensive income attributable to non-controlling interests	(1,577)	(2,206)	(6,602)	(7,743)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$13,092	$8,320	$61,552	$7,953

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Restricted	Additional	Accumulated Other
	Common	Class A	Paid-In	Comprehensive	Accumulated		Non-Controlling	Total
	Stock	Common Stock	Capital	Income (loss)	Deficit	Equity	Interests	Equity
Balance at December 31, 2012	$293	$—	$609,002	$—	$(535,851)	$73,444	$80,009	$153,453
Reverse stock split	(263)	—	263	—	—	—	—	—
Shares of class A common stock issued	258	—	633,552	—	—	633,810	—	633,810
Deferred directors’ compensation	—	—	169	—	—	169	—	169
Net income	—	—	—	—	7,953	7,953	7,743	15,696
Consolidation of subsidiary	—	—	—	—	5,727	5,727	6,235	11,962
Contributions from non-controlling interests	—	—	—	—	—	—	15,000	15,000
Dividends declared on common stock	—	—	—	—	(7,776)	(7,776)	—	(7,776)
Purchase of and distributions to non-controlling interests	—	—	—	—	—	—	(18,772)	(18,772)

Balance at September 30, 2013	$288	$—	$1,242,986	$—	$(529,947)	$713,327	$90,215	$803,542

Balance at December 31, 2013	$288	$7	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued	284	—	763,123	—	—	763,407	—	763,407
Restricted class A common stock earned	—	(2)	5,554	—	—	5,552	—	5,552
Dividends reinvested	—	—	149	—	(149)	—	—	—
Deferred directors’ compensation	—	—	281	—	—	281	—	281
Other comprehensive loss	—	—	—	(7,003)	—	(7,003)	—	(7,003)
Net income	—	—	—	—	68,555	68,555	6,602	75,157
Dividends declared on common stock	—	—	—	—	(70,962)	(70,962)	—	(70,962)
Distributions to non-controlling interests	—	—	—	—	—	—	(13,323)	(13,323)

Balance at September 30, 2014	$572	$5	$2,022,093	$(6,205)	$(538,726)	$1,477,739	$32,120	$1,509,859

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$75,157	$15,696
Adjustments to reconcile net income to net cash provided by operating activities
Valuation allowance on loans held-for-sale	—	(1,200)
Gain on investments at fair value	(7,604)	(4,464)
Income from equity investments in unconsolidated subsidiaries	(24,294)	—
Gain on extinguishment of debt	—	(38)
Non-cash compensation expense	6,824	2,138
Distributions of income from unconsolidated subsidiaries	14,125	—
Amortization of deferred interest on loans	(12,763)	(3,265)
Amortization of deferred financing costs and premiums/discount on debt obligations	6,842	1,381
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	(8,184)	1,182
Accounts payable, accrued expenses, and other liabilities	7,357	3,015

Net cash provided by operating activities	57,460	14,445

Cash flows from investing activities
Originations and fundings of loans receivable	(2,297,545)	(1,385,729)
Origination and exit fees received on loans receivable	28,015	9,036
Principal collections and proceeds from the sale of loans receivable and other assets	403,189	239,631
Distributions from equity investments	—	3,518
Increase in restricted cash	(759)	(62,150)

Net cash used in investing activities	(1,867,100)	(1,195,694)

Cash flows from financing activities
Borrowings under revolving repurchase obligations	2,348,197	580,781
Repayments under revolving repurchase obligations	(1,537,138)	(261,678)
Borrowings under asset-specific repurchase agreements	163,088	310,827
Repayments under asset-specific repurchase agreements	(181,858)	(7,104)
Repayment of other liabilities	(20,794)	(64,943)
Proceeds from sales of loan participations	368,850	—
Payment of deferred financing costs	(12,780)	(5,744)
Settlement of interest rate swaps	—	(6,123)
Contributions from non-controlling interests	—	15,000
Purchase of and distributions to non-controlling interests	(13,323)	(18,717)
Proceeds from issuance of class A common stock	763,407	633,810
Dividends paid on class A common stock	(55,399)	—

Net cash provided by financing activities	1,822,250	1,176,109

Net increase in cash and cash equivalents	12,610	(5,140)
Cash and cash equivalents at beginning of period	52,342	15,423
Effects of currency translation on cash and cash equivalents	(1,609)	—

Cash and cash equivalents at end of period	$63,343	$10,283

Supplemental disclosure of cash flows information
Payments of interest	$(35,977)	$(4,801)

Payments of income taxes	$(1,398)	$(218)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$28,892	$—

Participations sold	$368,850	$—

Consolidation of subsidiaries	$—	$(38,913)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior loans collateralized by properties in North America and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Certain assets of consolidated VIEs can only be used to satisfy the obligations of those VIEs. The liabilities of consolidated VIEs are non-recourse to us. As of September 30, 2014, our consolidated balance sheet included $28.9 million of other assets, and $20.0 million of other liabilities that were attributable to consolidated VIEs. As of December 31, 2013, our consolidated balance sheet included $49.8 million of other assets, and $40.2 million of other liabilities, that were attributable to consolidated VIEs. As of both September 30, 2014 and December 31, 2013, all assets and liabilities of consolidated VIEs were part of our CT Legacy Portfolio segment.

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

Loans Receivable and Provision for Loan Losses

We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

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

Repurchase Agreements

We record investments financed with repurchase agreements as separate assets and the related borrowings under any repurchase agreements are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase agreements are reported separately on our consolidated statements of operations.

Loan Participations Sold

Loan participations sold represent senior interests in certain loans that we sold, however we present these loan participations sold as liabilities because these arrangements do not qualify as sales under GAAP. These participations are non-recourse and remain on our consolidated balance sheet until the loan is repaid. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

•	Loans receivable, net: The fair values for these loans were estimated by our Manager taking into consideration factors, including capitalization rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants. In the case of impaired loans receivable, fair value was determined based on the lower of amortized cost and the value of the underlying real estate collateral.

•	Repurchase obligations: The fair value was estimated based on the rate at which a similar credit facility would have currently priced.

•	Convertible notes, net: The convertible notes are actively traded and their fair values were obtained using quoted market prices based on recent transactions.

•	Participations sold: These obligations are recorded at their face value and not at fair value. The fair value was estimated based on the value of the related loan receivable asset.

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

Accounting for Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain of its employees that vest over the life of the awards as well as deferred stock units issued to certain members of our Board of Directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 11 for additional information.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services-Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” or ASU 2013-08. ASU 2013-08 amends the criteria for qualification as an investment company under Topic 946 of the FASB Accounting Standards Codification, or Topic 946, and requires additional disclosure by investment companies. ASU 2013-08 is effective for the first interim or annual period beginning after December 15, 2013, and is to be applied prospectively. We currently consolidate CT Legacy Partners, which accounts for its operations as an investment company under Topic 946. Our adoption of ASU 2013-08 on January 1, 2014 did not impact CT Legacy Partners’ status as an investment company. Further, because ASU 2013-08 specifically excluded REITs from its scope, it did not otherwise impact our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” or ASU 2014-11. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014 and for interim periods beginning after March 15, 2015. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. CASH AND CASH EQUIVALENTS, INCLUDING RESTRICTED CASH

As discussed in Note 2, we deposit our cash and cash equivalents, including restricted cash, with high credit-quality institutions to minimize credit risk exposure. The following table provides details of our cash and cash equivalents, including restricted cash balances ($ in thousands):

Asset Category	Depository	Credit Rating(1)	September 30, 2014	December 31, 2013
Cash and cash equivalents	Bank of America	A-1	$63,343	$52,342
Restricted cash	Bank of America	A-1	10,855	10,096

			$74,198	$62,438

(1)	Represents the short-term credit rating for the Bank of America, N.A. legal entity as issued by Standard & Poor’s as of October 1, 2014.

4. LOANS RECEIVABLE

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2014	December 31, 2013
Number of loans	55	31
Principal balance	$3,940,626	$2,077,227
Net book value	$3,906,226	$2,047,223
Unfunded commitments(1)	$513,363	$164,283
Weighted-average cash coupon(2)	L+4.42%	L+4.64%
Weighted-average all-in yield(2)	L+4.97%	L+5.26%
Weighted-average maximum maturity (years)(3)	3.9	4.1

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next five years.
(2)	As of September 30, 2014, 83% of our loans are indexed to one-month USD LIBOR, 13% are indexed to three-month GBP LIBOR, and 4% referencing other floating rate indices. In addition, 17% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.30%, as of September 30, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. As of September 30, 2014, 88% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 12% are open to repayment by the borrower.

Activity relating to our loans receivable was ($ in thousands):

	Principal Balance	Deferred Fees and Other Items	Net Book Value
December 31, 2013	$2,077,227	$(30,004)	$2,047,223
Loan fundings	2,297,545	—	2,297,545
Loan repayments and sales	(374,946)	—	(374,946)
Unrealized loss on foreign currency translation	(21,653)	309	(21,344)
Deferred origination fees and expenses	—	(28,015)	(28,015)
Amortization of deferred fees and expenses	—	12,763	12,763
Realized loan losses(1)	(10,547)	10,547	—
Reclassification to other assets	(27,000)	—	(27,000)

September 30, 2014	$3,940,626	$(34,400)	$3,906,226

(1)	Includes a loan loss reserve of $10.5 million as of December 31, 2013, related to one loan in the CT Legacy Portfolio segment, owned by CT CDO I, with a principal balance of $10.5 million. This loan was subsequently written-off resulting in an aggregate loan loss reserve of zero as of September 30, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	September 30, 2014		December 31, 2013
	Net Book		Net Book
Asset Type	Value	Percentage	Value	Percentage
Senior loans(1)	$3,701,763	95%	$1,800,329	88%
Subordinate loans(2)	204,463	5	246,894	12

	$3,906,226	100%	$2,047,223	100%

	Net Book		Net Book
Property Type	Value	Percentage	Value	Percentage
Office	$1,698,674	43%	$864,666	42%
Hotel	1,080,034	28	390,492	19
Multifamily	384,188	10	341,819	17
Condominium	323,773	8	275,645	13
Retail	190,865	5	43,115	2
Other	228,692	6	131,486	6

	$3,906,226	100%	$2,047,223	100%

	Net Book		Net Book
Geographic Location	Value	Percentage	Value	Percentage
United States
Northeast	$1,201,003	31%	$828,571	40%
West	668,419	17	469,262	23
Southeast	503,345	13	243,798	12
Southwest	357,777	9	216,429	11
Northwest	242,203	6	166,207	8
Midwest	322,635	8	85,708	4

Subtotal	3,295,382	84	2,009,975	98
International
United Kingdom	490,558	13	37,248	2
Spain	85,329	2	—	—
Netherlands	34,957	1	—	—

Subtotal	610,844	16	37,248	2

Total	$3,906,226	100%	$2,047,223	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings as of September 30, 2014 ($ in thousands):

	Senior Loans(1)			Subordinate Loans(2)			Total
Risk	Number	Principal	Net	Number	Principal	Net	Net
Rating	of Loans	Balance	Book Value	of Loans	Balance	Book Value	Book Value
1 - 3	53	$3,732,929	$3,701,763	2	$207,697	$204,463	$3,906,226
4 - 5	—	—	—	—	—	—	—
6 - 8	—	—	—	—	—	—	—

	53	$3,732,929	$3,701,763	2	$207,697	$204,463	$3,906,226

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

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

Loan Impairments and Nonaccrual Loans

We do not have any loan impairments, nonaccrual loans, or loans in maturity default as of September 30, 2014. We did not have any material interest receivable accrued on nonperforming loans as of September 30, 2014 or December 31, 2013. As of December 31, 2013, CT CDO I, which is a component of our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $10.5 million that was delinquent on its contractual payments. As of December 31, 2013, this loan was on nonaccrual status and we had recorded a 100% loan loss reserve on this loan. This loan was subsequently written-off resulting in a loan loss reserve of zero as of September 30, 2014. As of December 31, 2013, CT CDO I had one loan with a net book value of $27.0 million in maturity default, but which had no reserve recorded due to our expectation of future repayment. In June 2014, this loan was restructured and reclassified to other assets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of September 30, 2014, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI
Carried Interest
Total as of December 31, 2013	$22,480
Distributions	(14,125)
Deferred income allocation(1)	6,635

Total as of September 30, 2014	$14,990

(1)	In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of September 30, 2014, we had been allocated $15.0 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received and appropriate contingencies have been eliminated. During the nine months ended September 30, 2014, we received a $14.1 million distribution from CTOPI in respect of our carried interest and recorded such amount as income in our consolidated statement of operations. In addition, we had previously recorded, but deferred recognition of, $10.2 million of advance distributions in respect of our carried interest to allow us to pay any taxes owed on phantom taxable income allocated to us from the partnership. We recognized $24.3 million of distributions as income during the nine months ended September 30, 2014 as all fund-level contingencies had been satisfied.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. As of September 30, 2014, we had granted 96% of the pool, and the remainder was unallocated. If any awards remain unallocated at the time promote distributions are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

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

During the nine months ended September 30, 2014, we made payments of $11.2 million under the CTOPI incentive plan, which amount was recognized as a component of general and administrative expenses in our consolidated statement of operations.

6. SECURED FINANCINGS

As of September 30, 2014, our secured financings included revolving repurchase facilities, asset-specific financings, and senior loan participations sold. During the nine months ended September 30, 2014, we entered into three revolving repurchase facilities, one asset-specific repurchase agreement, and sold two senior loan participations, providing an additional $2.0 billion of credit capacity.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Repurchase Agreements

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities outstanding ($ in thousands):

	September 30, 2014					Dec. 31, 2013 Borrowings Outstanding
	Maximum	Collateral	Repurchase Borrowings(3)
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available
Wells Fargo	$500,000	$574,395	$447,994	$360,725	$87,269	$—
Bank of America	500,000	537,159	424,404	353,542	70,862	271,320
Citibank	500,000	584,020	441,567	324,429	117,138	334,692
JP Morgan(4)	498,546	519,159	396,587	269,618	126,969	257,610
MetLife	500,000	341,524	263,889	232,389	31,500	—
Morgan Stanley(5)	406,025	168,930	128,703	128,703	—	—

	$2,904,571	$2,725,187	$2,103,144	$1,669,406	$433,738	$863,622

(1)	Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.
(2)	Represents the principal balance of the collateral assets.
(3)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($248.5 million) facility.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($406.0 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $1.6 billion and $1.2 billion for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, we had aggregate borrowings of $1.7 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.14% per annum. As of September 30, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.1 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table outlines the key terms of our revolving repurchase facilities:

Lender	Rate(1)(2)	Guarantee(1)(3)	Advance Rate(1)	Margin Call(4)	Term/Maturity
Wells Fargo	L+1.85%	25%	78.47%	Collateral marks only	Term matched(6)
Bank of America	L+1.75%	50%	79.57%	Collateral marks only	May 21, 2019(5)
Citibank	L+1.94%	25%	76.06%	Collateral marks only	Term matched(6)
JP Morgan	L+1.98%	25%	77.37%	Collateral marks only	Term matched(6)(7)
MetLife	L+1.82%	50%	77.64%	Collateral marks only	June 29, 2020(8)
Morgan Stanley	L+2.32%	25%	78.61%	Collateral marks only	March 3, 2017

(1)	Represents a weighted-average based on collateral assets pledged and borrowings outstanding as of September 30, 2014.
(2)	Represents weighted-average cash coupon on borrowings outstanding as of September 30, 2014. As of September 30, 2014, 91% of our revolving repurchase agreements are indexed to one-month USD LIBOR, 7% are indexed to three-month GBP LIBOR, and 2% referencing other floating rate indices.
(3)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our revolving repurchase facilities are not recourse to us.
(4)	Margin call provisions under our revolving repurchase facilities do not permit valuation adjustments based on capital markets activity, and are limited to collateral-specific credit marks.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	These revolving repurchase facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.
(7)	Borrowings denominated in British pound sterling under this facility mature on December 30, 2016.
(8)	Includes five one-year extension options which may be exercised at our sole discretion.

Asset-Specific Repurchase Agreements

The following table details overall statistics for our asset-specific repurchase agreements ($ in thousands):

	September 30, 2014		December 31, 2013
	Repurchase	Collateral	Repurchase	Collateral
	Agreements	Assets	Agreements	Assets
Number of loans	3	4	4	4
Principal balance	$226,961	$288,831	$245,731	$334,857
Weighted-average cash coupon(1)	L+2.62%	L+4.73%	L+2.55%	L+4.79%
Weighted-average all-in yield / cost(1)	L+3.00%	L+5.22%	L+3.03%	L+5.38%

(1)	As of September 30, 2014, all of our asset-specific repurchase agreements are indexed to one-month USD LIBOR. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

The weighted-average outstanding asset-specific balance was $256.9 million and $251.7 million for the three and nine months ended September 30, 2014, respectively.

Debt Covenants

Each of the guarantees related to our revolving repurchase facilities and asset-specific repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.1 billion as of September 30, 2014 plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2014; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2014 and December 31, 2013, we were in compliance with these covenants.

Loan Participations Sold

Loan participations sold represent senior interests in certain loans that we sold, however we present these participations sold as liabilities because these arrangements do not qualify as sales under GAAP. These participations are non-recourse and remain on our consolidated balance sheet until the loan is repaid. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details overall statistics for our loan participations sold ($ in thousands):

	September 30, 2014		December 31, 2013
	Participations	Underlying	Participations	Underlying
	Sold	Loans	Sold	Loans
Number of loans	3	3	1	1
Principal balance	$447,977	$619,323	$90,000	$173,837
Weighted-average cash coupon(1)	L+3.01%	L+4.56%	L+5.12%	L+5.66%
Weighted-average all-in yield / cost(1)	L+3.22%	L+5.81%	L+5.26%	L+9.25%

(1)	As of September 30, 2014, 40% of our participations sold are indexed to one-month LIBOR and 60% are indexed to three-month LIBOR. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

7. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum. As of September 30, 2014, the Convertible Notes were carried on our consolidated balance sheet at $161.3 million, net of an unamortized discount of $7.8 million.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of September 30, 2014. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity. As of September 30, 2014 we had the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

We recorded a $9.1 million discount upon issuance of the Convertible Notes based on the implied value of the conversion option and an assumed effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

8. EQUITY

Total equity increased by $753.1 million during the nine months ended September 30, 2014 to $1.5 billion. This increase was primarily driven by the issuance of additional shares of our class A common stock. See below for further discussion of our share issuances.

Share and Share Equivalents

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of 100,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We do not have any shares of preferred stock issued and outstanding as of September 30, 2014.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our issuances of class A common stock during the nine months ended September 30, 2014 ($ in thousands, except per share data):

	Class A Common Stock Offerings			2014 Total /
	January 2014	April 2014	September 2014	Wtd.-Avg.
Shares Issued	9,775,000	9,200,000	9,200,000	28,175,000
Issue Price(1)	$26.25	$27.72	$27.49	$27.13
Net Proceeds(2)	$256,092	$254,758	$252,555	$763,405

(1)	Represents price per share paid to the underwriters.
(2)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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

The following table details the movement in our outstanding shares of class A common stock, restricted class A common stock, and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2014	2013
Beginning balance	29,602,884	3,016,407
Issuance of class A common stock	28,175,003	25,875,000
Issuance of deferred stock units	15,104	6,758

Ending balance	57,792,991	28,898,165

(1)	Deferred stock units held by members of our board of directors totalled 113,486 and 96,514 as of September 30, 2014 and 2013, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the nine months ended September 30, 2014, we issued three shares of class A common stock under the dividend reinvestment component and zero shares under the direct stock purchase plan component. As of September 30, 2014, 9,999,997 shares of class A common stock, in the aggregate, remain available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, capital needs, and our determination of the appropriate sources of funding to meet such needs. As of September 30, 2014, we had not sold any shares of class A common stock under the ATM Agreements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Dividends

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

Our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

On September 15, 2014, we declared a dividend of $0.50 per share, or $28.8 million, which was paid on October 15, 2014 to stockholders of record as of September 30, 2014. During the nine months ended September 30, 2014, we declared aggregate dividends of $1.46 per share, or $71.0 million. During the nine months ended September 30, 2013, we declared aggregate dividends of $0.27 per share, or $7.8 million.

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

The following table sets forth the calculation of basic and diluted earnings per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income(1)	$22,024	$8,320	$68,555	$7,953
Weighted-average shares outstanding,basic and diluted	49,211,205	28,894,515	45,093,314	14,865,530

Per share amount, basic and diluted	$0.45	$0.29	$1.52	$0.53

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Refer to Note 14 for the allocation of our results of operations to each of our operating segments.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of September 30, 2014, total accumulated other comprehensive loss was $6.2 million, representing the cumulative currency translation adjustment on assets and liabilities denominated in a foreign currency. During the nine months ended September 30, 2014, we recorded a $7.0 million currency translation loss in other comprehensive income. We did not have any accumulated other comprehensive income or loss as of, or for the nine months ended September 30, 2013.

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of September 30, 2014, CT Legacy Partners’ total equity was $55.0 million, of which $22.9 million was owned by Blackstone Mortgage Trust, Inc., and $32.1 million was allocated to non-controlling interests.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. OTHER EXPENSES

Our other expenses consist of the management and inventive fees we pay to our Manager and our general and administrative expenses.

Management and Incentive Fees

Pursuant to our management agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding Equity balance, as defined in the management agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in the management agreement) for the previous 12-month period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our legacy portfolio.

During the nine months ended September 30, 2014 and 2013, we incurred $12.4 million and $3.4 million of management fees payable to our Manager, respectively. During the three months ended September 30, 2014 and 2013, we incurred $4.6 million and $2.4 million of management fees payable to our Manager, respectively. During the three and nine months ended September 30, 2014, we incurred $842,000 of incentive fees payable to our Manager. We did not incur any incentive fees payable to our Manager during the three or nine months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Professional services	$701	$843	$1,983	$2,109
Operating and other costs	461	148	1,503	1,123

	1,162	991	3,486	3,232

Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	—	—	11,190	—
Management incentive awards plan - CT Legacy Partners(2)	458	458	1,010	1,969
Director stock-based compensation	94	94	281	169
Restricted class A common stock earned	1,525	—	5,554	—

	2,077	552	18,035	2,138

Expenses of consolidated securitization vehicles	129	72	399	726

	$3,368	$1,615	$21,920	$6,096

(1)	Represents the portion of CTOPI promote revenue paid under compensation awards. See Note 5 for further discussion.
(2)	Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of September 30, 2014, incentive awards for 94% of the pool have been granted, and the remainder was unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

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

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $2.4 million and $2.8 million as of September 30, 2014 and December 31, 2013, respectively.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2014 and December 31, 2013, we were in compliance with all REIT requirements.

During the nine months ended September 30, 2014, we recorded a current income tax provision of $412,000 comprised of (i) $219,000 related to activities of our taxable REIT subsidiaries, (ii) a $124,000 provision reflecting our estimated risk of loss related to an uncertain tax position taken during the period, and (iii) $69,000 related to other items. During the nine months ended September 30, 2013, we recorded a current income tax provision of $329,000 related to activities of our taxable REIT subsidiaries. We did not have any deferred tax assets or liabilities as of September 30, 2014 or December 31, 2013.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2013, we had NOLs of $159.0 million and NCLs of $41.5 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $9.5 million will expire in 2014, $31.4 million will expire in 2015, and $602,000 will expire in 2016 or later.

As of September 30, 2014, tax years 2010 through 2013 remain subject to examination by taxing authorities.

11. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of September 30, 2014, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under five benefit plans as of September 30, 2014: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2014, there were 1,435,133 shares available under the Current Plans.

During 2013, we issued 700,000 shares of restricted class A common stock under our Current Plans. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 485,606 shares of restricted class A common stock outstanding as of September 30, 2014 will vest as follows: 58,310 shares will vest in 2014; 233,239 shares will vest in 2015; and 194,057 shares will vest in 2016.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	700,000	$25.69
Vested	(214,394)	25.56

Balance as of September 30, 2014	485,606	$25.75

12. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets measured at fair value on a recurring basis ($ in thousands):

	Level 1	Level 2	Level 3	Fair Value(1)
September 30, 2014
Other assets, at fair value(2)	$—	$1,625	$42,296	$43,921
December 31, 2013
Other assets, at fair value(2)	$—	$1,944	$54,461	$56,405

(1)	CT CDO I had one impaired loan with a principal balance of $10.5 million measured on a non-recurring basis that had a 100% loan loss reserve as of December 31, 2013. This loan was written off during the nine months ended September 30, 2014.
(2)	Other assets include loans, securities, equity investments, and other receivables carried at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	2014	2013
	Other	Loans	Other	Investment in
	Assets	Held-for-Sale, net	Assets	CT Legacy Assets
January 1,	$54,461	$—	$—	$132,000
Consolidation of CT Legacy Partners	—	—	166,094	(132,000)
Transfer from loans receivable, at fair value	—	2,000	—	—
Proceeds from investments	(19,781)	(3,200)	(85,547)	—
Deferred interest	—	—	325	—
Adjustments to fair value included in earnings
Gain on investments at fair value	7,616	—	4,463	—
Valuation allowance on loans held-for-sale	—	1,200	—	—

September 30,	$42,296	$—	$85,335	$—

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value. The following describes the key assumptions used in arriving at the fair value of each of these assets as of September 30, 2014 and December 31, 2013.

Securities: As of September 30, 2014, our securities, which had a book value of $10.1 million, were valued by obtaining assessments from third-party dealers.

Loans: The following table lists the range of key assumptions for each type of loans receivable as of September 30, 2014 and December 31, 2013 ($ in millions):

		Recovery	Fair Value as of
Collateral Type	Discount Rate	Percentage(1)	September 30, 2014	December 31, 2013
Hotel	(2)	100%	$15.0	$15.0
Office	(3)	100%	4.0	25.7

			$19.0	$40.7

(1)	Represents the proportion of the principal expected to be collected relative to the loan balances as of September 30, 2014 and December 31, 2013, excluding loans for which there is no expectation of future cash flows.
(2)	The discount rate used to value our hotel loan portfolio was 7% as of September 30, 2014 and December 31, 2013. A 100 bp discount rate increase would result in a decrease in book value of 0.2% and 1.4% as of September 30, 2014 and December 31, 2013, respectively.
(3)	The discount rates used to value our office loan portfolio was 15% as of September 30, 2014 and ranged from 6% to 15% as of December 31, 2013. A 100 bp discount rate increase would result in a decrease in fair value of 1.5% and 0.3% as of September 30, 2014 and December 31, 2013, respectively.

Equity investments and other receivables: As of September 30, 2014, equity investments and other receivables, which had an aggregate book value of $13.2 million, were generally valued by discounting expected cash flows and assumptions regarding the collection of principal on the underlying loans and investments.

There were no liabilities recorded at fair value as of September 30, 2014 or December 31, 2013. Refer to Note 2 for further discussion regarding fair value measurement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2014			December 31, 2013
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$63,343	$63,343	$63,343	$52,342	$52,342	$52,342
Restricted cash	10,855	10,855	10,855	10,096	10,096	10,096
Loans receivable, net	3,906,226	3,940,626	3,940,626	2,047,223	2,077,227	2,058,699
Financial liabilities
Revolving repurchase facilities	1,669,406	1,669,406	1,669,406	863,622	863,622	863,622
Asset-specific repurchase agreements	226,961	226,961	226,961	245,731	245,731	245,731
Loan participations sold	447,977	447,977	447,977	90,000	90,000	90,000
Convertible notes, net	161,259	172,500	178,934	159,524	172,500	181,772

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

13. TRANSACTIONS WITH RELATED PARTIES

As of September 30, 2014, our consolidated balance sheet included $5.4 million of accrued management and incentive fees and $50,000 of expense reimbursements payable to our Manager. During the nine months ended September 30, 2014, we paid $10.3 million of management fees to our Manager and reimbursed our Manager for $90,000 of expenses incurred on our behalf. In addition, as of September 30, 2014, our consolidated balance sheet included $151,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the nine months ended September 30, 2014, CT Legacy Partners made aggregate preferred distributions of $1.7 million to such affiliate.

On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. We recorded a non-cash expense related to these shares of $2.4 million during the nine months ended September 30, 2014. Refer to Note 11 for further discussion of our restricted class A common stock.

During the nine months ended September 30, 2014, CT CDO I, which is consolidated by us, incurred $393,000 of special servicing fees to an affiliate of our Manager, of which it paid $139,000.

During the nine months ended September 30, 2014, we paid $26,000 of fees to a third-party service provider for equity capital markets data services. This service provider was acquired by an affiliate of our Manager on August 6, 2014.

During the nine months ended September 30, 2014, we incurred $50,000 of fees to a third-party service provider for various administrative services that was owned by an affiliate of our Manager.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

There were no transactions between our operating segments during the nine months ended September 30, 2014 and 2013. For the three and nine months ended September 30, 2014, 14% and 10% of our revenues were generated from international sources, respectively. Substantially all of our revenues for the three and nine months ended September 30, 2013 were generated from domestic sources.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated statement of operations for each segment for the three months ended September 30, 2014 and 2013 ($ in thousands):

	Three Months Ended September 30, 2014
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$49,720	$666	$50,386
Less: Interest and related expenses	19,713	190	19,903

Income from loans and other investments, net	30,007	476	30,483
Other expenses
Management and incentive fees	5,412	—	5,412
General and administrative expenses	2,705	663	3,368

Total other expenses	8,117	663	8,780
Gain on investments at fair value	—	1,780	1,780

Income before income taxes	21,890	1,593	23,483
Income tax benefit	—	(118)	(118)

Net income	21,890	1,711	23,601
Net income attributable to non-controlling interests	—	(1,577)	(1,577)

Net income attributable to Blackstone Mortgage Trust, Inc.	$21,890	$134	$22,024

	Three Months Ended September 30, 2013
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$15,143	$3,710	$18,853
Less: Interest and related expenses	3,822	585	4,407

Income from loans and other investments, net	11,321	3,125	14,446
Other expenses
Management and incentive fees	2,433	—	2,433
General and administrative expenses	1,026	589	1,615

Total other expenses	3,459	589	4,048
Valuation allowance on loans held-for-sale	—	(600)	(600)
Gain on investments at fair value	—	464	464

Income before income taxes	7,862	2,400	10,262
Income tax benefit	(21)	(243)	(264)

Net income	7,883	2,643	10,526
Net income attributable to non-controlling interests	—	(2,206)	(2,206)

Net income attributable to Blackstone Mortgage Trust, Inc.	$7,883	$437	$8,320

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated statement of operations for each segment for the nine months ended September 30, 2014 and 2013 ($ in thousands):

	Nine Months Ended September 30, 2014
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$123,127	$3,380	$126,507
Less: Interest and related expenses	46,843	854	47,697

Income from loans and other investments, net	76,284	2,526	78,810
Other expenses
Management and incentive fees	13,219	—	13,219
General and administrative expenses	9,049	12,871	21,920

Total other expenses	22,268	12,871	35,139
Gain on investments at fair value	—	7,604	7,604
Income from equity investments in unconsolidated subsidiaries	—	24,294	24,294

Income before income taxes	54,016	21,553	75,569
Income tax provision	131	281	412

Net income	53,885	21,272	75,157
Net income attributable to non-controlling interests	—	(6,602)	(6,602)

Net income attributable to Blackstone Mortgage Trust, Inc.	$53,885	$14,670	$68,555

	Nine Months Ended September 30, 2013
	Loan	CT Legacy
	Origination	Portfolio	Total
Income from loans and other investments
Interest and related income	$17,051	$9,276	$26,327
Less: Interest and related expenses	3,991	2,501	6,492

Income from loans and other investments, net	13,060	6,775	19,835
Other expenses
Management and incentive fees	3,416	—	3,416
General and administrative expenses	2,923	3,173	6,096

Total other expenses	6,339	3,173	9,512
Valuation allowance on loans held-for-sale	—	1,200	1,200
Gain on investments at fair value	—	4,464	4,464
Gain on extinguishment of debt	—	38	38

Income before income taxes	6,721	9,304	16,025
Income tax benefit	(19)	348	329

Net income	6,740	8,956	15,696
Net income attributable to non-controlling interests	(193)	(7,550)	(7,743)

Net income attributable to Blackstone Mortgage Trust, Inc.	$6,547	$1,406	$7,953

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents our consolidated balance sheet for each segment as of September 30, 2014 and December 31, 2013 ($ in thousands):

	September 30, 2014
	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$63,343	$—	$63,343
Restricted cash	—	10,855	10,855
Loans receivable, net	3,906,226	—	3,906,226
Equity investments in unconsolidated subsidiaries	—	14,990	14,990
Accrued interest receivable, prepaid expenses, and other assets	29,727	73,332	103,059

Total assets	$3,999,296	$99,177	$4,098,473

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$45,309	$37,702	$83,011
Revolving repurchase facilities	1,669,406	—	1,669,406
Asset-specific repurchase agreements	226,961	—	226,961
Loans participations sold	447,977	—	447,977
Convertible notes, net	161,259	—	161,259

Total liabilities	2,550,912	37,702	2,588,614
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,448,384	29,355	1,477,739
Non-controlling interests	—	32,120	32,120

Total equity	1,448,384	61,475	1,509,859

Total liabilities and equity	$3,999,296	$99,177	$4,098,473

	December 31, 2013
	Loan	CT Legacy
	Origination	Portfolio	Total
Assets
Cash and cash equivalents	$52,342	$—	$52,342
Restricted cash	—	10,096	10,096
Loans receivable, net	2,000,223	47,000	2,047,223
Equity investments in unconsolidated subsidiaries	—	22,480	22,480
Accrued interest receivable, prepaid expenses, and other assets	21,020	59,619	80,639

Total assets	$2,073,585	$139,195	$2,212,780

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$21,104	$76,049	$97,153
Revolving repurchase facilities	863,622	—	863,622
Asset-specific repurchase agreements	245,731	—	245,731
Loan participations sold	90,000	—	90,000
Convertible notes, net	159,524	—	159,524

Total liabilities	1,379,981	76,049	1,456,030
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	693,604	24,305	717,909
Non-controlling interests	—	38,841	38,841

Total equity	693,604	63,146	756,750

Total liabilities and equity	$2,073,585	$139,195	$2,212,780

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Introduction

Blackstone Mortgage Trust is a real estate finance company that primarily originates and purchases senior loans collateralized by properties in North America and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the NYSE under the symbol “BXMT.”

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2014 we recorded earnings per share of $0.45, declared a dividend of $0.50 per share, and reported $0.50 per share of Core Earnings. In addition, our book value per share as of September 30, 2014 was $25.57. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current loan origination portfolio and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and the allocation of basic and diluted net income per share between our two reportable segments based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months ended September 30, 2014			Three Months ended
	Loan Origination	CT Legacy Portfolio	Total	June 30, 2014
Net income(1)	$21,890	$134	$22,024	$33,466
Weighted-average shares outstanding, basic and diluted	49,211,205	49,211,205	49,211,205	47,977,813

Net income per share, basic and diluted	$0.45	$—	$0.45	$0.70

Dividends per share			$0.50	$0.48

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

The $0.25 per share decrease in net income for the three months ended September 30, 2014 as compared to the three months ended June 30, 2014 was primarily due to promote revenue that we recognized during the three months ended June 30, 2014 from our carried interest in CTOPI. This was partially offset by a 16% increase in the net interest income in our Loan Origination segment.

Core Earnings

Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio segment, (ii) non-cash equity compensation expense, (iii) incentive management fees, (iv) depreciation and amortization, (v) unrealized gains (losses), and (vi) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2014	June 30, 2014
Net income(1)	$22,024	$33,466
CT Legacy Portfolio segment net income	(134)	(15,508)
Incentive management fees	842	—
Amortization of discount on convertible notes	404	397
Unrealized gain on foreign currency remeasurement	—	(235)
Non-cash compensation expense	1,619	2,382

Core Earnings	$24,755	$20,502

Weighted-average shares outstanding, basic and diluted	49,211,205	47,977,813

Core Earnings per share, basic and diluted	$0.50	$0.43

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Book Value Per Share

The following table calculates our book value per share and the allocation of our book value per share between our two reportable segments ($ in thousands, except per share data):

	September 30, 2014
	Loan Origination	CT Legacy Portfolio	Total	June 30, 2014
Stockholders’ equity	$1,448,384	$29,355	$1,477,739	$1,239,308
Shares
Class A common stock	57,193,899	57,193,899	57,193,899	47,935,370
Restricted class A common stock	485,606	485,606	485,606	544,133
Deferred stock units	113,486	113,486	113,486	108,391

	57,792,991	57,792,991	57,792,991	48,587,894

Book value per share	$25.06	$0.51	$25.57	$25.51

On a consolidated basis, our book value per share as of September 30, 2014 increased by $0.06 from June 30, 2014. The increase was due to the issuance of 9,200,000 shares of class A common stock in a public offering at a price to the underwriters of $27.49 per share, partially offset by (i) foreign currency valuation adjustments and (ii) the excess of dividends declared over GAAP net income during the quarter.

II. Loan Origination Portfolio

The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business generally. During the quarter ended September 30, 2014, our Loan Origination segment originated $670.5 million of new loan commitments, funded $556.6 million under new and existing loans, and generated interest income of $49.7 million. These loan originations were primarily financed by $252.6 million of net proceeds from the sale of our class A common stock, $124.7 million of additional net borrowings under our secured financings, and $109.1 million of proceeds from loans sales and principal collections. We incurred interest expense of $19.7 million during the quarter, which resulted in $30.0 million of net interest income during the quarter.

Portfolio Overview

The following table details our loan originations activity during the quarter ended September 30, 2014 ($ in thousands):

	Loans	Loan	Loan
	Originated	Commitments(2)	Fundings(3)
Senior loans(1)	8	$670,514	$556,328
Subordinate loans	—	—	240

Total	8	$670,514	$556,568

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	Includes new originations and additional commitments made under existing loan agreements.
(3)	Includes additional fundings of $67.6 million under existing loan commitments.

As of September 30, 2014, the majority of loans in the Loan Origination segment were senior mortgage loans or investments that are not structured as mortgages, but have risk exposure substantially similar to senior mortgage loans.

The following table details overall statistics for our loan portfolio within the Loan Origination segment ($ in thousands):

September 30, 2014
Number of loans	55
Principal balance	$3,940,626
Net book value	$3,906,226
Weighted-average cash coupon (1)	L+4.42%
Weighted-average all-in yield (1)	L+4.97%
Weighted-average maximum maturity (years) (2)	3.9

(1)	As of September 30, 2014, 83% of our loans are indexed to one-month USD LIBOR, 13% are indexed to three-month GBP LIBOR, and 4% are indexed to other floating index rates. In addition, 17% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.30%, as of September 30, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.
(2)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. As of September 30, 2014, 88% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 12% are open to repayment by the borrower.

The charts below detail the geographic distribution and types of properties securing these loans, as of September 30, 2014 (net book value, % of total):

Geographic Diversification	Collateral Diversification

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns each loan a risk rating between “1” (less risk) to “8” (greater risk). Loans that pose a higher risk of non-performance and/or loss are placed on our watch list. Watch list loans are those with an internal risk rating of “4” or higher.

All of the investments in the Loan Origination segment are performing as expected and the weighted-average risk rating of our loan portfolio was 2.8 as of both September 30, 2014 and December 31, 2013.

Secured Financings

The following table details our revolving repurchase facilities outstanding ($ in thousands):

	September 30, 2014					Dec. 31, 2013 Borrowings Outstanding
	Maximum	Collateral	Repurchase Borrowings(3)
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available
Wells Fargo	$500,000	$574,395	$447,994	$360,725	$87,269	$—
Bank of America	500,000	537,159	424,404	353,542	70,862	271,320
Citibank	500,000	584,020	441,567	324,429	117,138	334,692
JP Morgan(4)	498,546	519,159	396,587	269,618	126,969	257,610
MetLife	500,000	341,524	263,889	232,389	31,500	—
Morgan Stanley(5)	406,025	168,930	128,703	128,703	—	—

	$2,904,571	$2,725,187	$2,103,144	$1,669,406	$433,738	$863,622

(1)	Maximum facility size represents the total amount of borrowings provided for in each repurchase agreement; however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility.
(2)	Represents the principal balance of the collateral assets.
(3)	Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.
(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($248.5 million) facility.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($406.0 million) facility.

As of September 30, 2014, we had aggregate borrowings of $1.7 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.14% per annum. As of September 30, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.1 years.

The following table details our asset-specific repurchase agreements and loan participations sold as of September 30, 2014 ($ in thousands):

Asset-specific
	Repurchase Agreements		Loan Participations Sold(2)
	Repurchase	Collateral	Participations	Underlying
	Agreements	Assets	Sold	Loans
Number of loans	3	4	3	3
Principal balance	$226,961	$288,831	$447,977	$619,323
Weighted-average cash coupon(1)	L+2.62%	L+4.73%	L+3.01%	L+4.56%
Weighted-average all-in yield / cost(1)	L+3.00%	L+5.22%	L+3.22%	L+5.81%

(1)	As of September 30, 2014, all of our asset-specific repurchase agreements and 40% of our participations sold were indexed to one-month USD LIBOR and 60% of our participations sold were indexed to three-month GBP LIBOR. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.
(2)	We also sold a $110.0 million senior interest in a loan that qualified for sale accounting under GAAP and is therefore no longer included on our consolidated balance sheet.

Refer to Note 6 to our consolidated financial statements for additional terms and details of our secured financings, including certain financial covenants.

Floating Rate Portfolio

Our Loan Origination portfolio as of September 30, 2014 was comprised of floating rate loans financed by floating rate secured debt, which results in a return on equity that is correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of September 30, 2014, a 100 basis point increase in LIBOR would have increased our net income by $15.0 million per annum, or $0.26 per share.

The following table details our Loan Origination segment’s sensitivity to interest rates ($ in thousands):

September 30, 2014
Floating rate loans(1)	$3,940,626
Floating rate debt(1)(2)	(2,344,344)

Net floating rate exposure	$1,596,282

Net income impact from 100 bps increase in LIBOR(3)	$15,038

Per share amount, basic and diluted	$0.26

(1)	Our floating rate loans and debt are indexed to LIBOR as of September 30, 2014.
(2)	Includes borrowings under revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.16% as of September 30, 2014.

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

Refer to Notes 2 and 7 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. CT Legacy Portfolio

Our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners; (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager; and (iii) our subordinate interests in CT CDO I, a consolidated securitization vehicle.

During the three months ended September 30, 2014, our CT Legacy Portfolio segment recorded net income of $134,000 driven primarily by net unrealized gains on investments carried at fair value in CT Legacy Partners.

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

As of September 30, 2014, the CT Legacy Partners portfolio consisted of cash, loans, securities, and other assets. As of September 30, 2014, CT Legacy Partners’ total equity was $55.0 million, of which $22.9 million was owned by Blackstone Mortgage Trust, Inc., and $32.1 million was allocated to non-controlling interests. Assuming a $4.3 million fully-vested payment of the related management incentive awards plan, our net interest in CT Legacy Partners would be $18.6 million. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of September 30, 2014, our balance sheet includes $2.4 million in accounts payable and accrued expenses for the management incentive awards plan. Refer to Note 9 to our consolidated financial statements for additional discussion of the CT Legacy Partners management incentive plan.

Carried Interest in CTOPI

In 2012, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale, which entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under previously issued incentive awards. Refer to Note 5 to our consolidated financial statements for additional discussion of the CTOPI incentive awards.

During the nine months ended September 30, 2014, CTOPI returned all capital to its limited partners and made a $14.1 million promote distribution to us. In addition, the return of investor capital by CTOPI eliminated the remaining contingencies related to our recognition of $10.2 million of prior tax advance distributions, resulting in total promote revenue recognized of $24.3 million.

As of September 30, 2014, we had been allocated $8.2 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. Generally, we defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest had a book value of zero as of September 30, 2014.

CT CDO I

As of September 30, 2014, our consolidated balance sheet included an aggregate $28.9 million of assets and $20.0 million of liabilities related to CT CDO I, a highly-levered securitization vehicle that we formed in 2004. Our economic interest in the loans receivable assets held by CT CDO I is restricted by the structural provisions of CT CDO I, and our recovery of these assets will be limited by its distribution provisions. The liabilities of CT CDO I, which are also consolidated on our balance sheet, are non-recourse to us, and can only be satisfied by proceeds from its collateral asset pool. We are not obligated to provide, nor have we provided, any financial support to CT CDO I.

IV. Results of Operations and Liquidity

Operating Results

The following table compares our Loan Origination segment’s operating results for the three months ended September 30, 2014 and June 30, 2014 ($ in thousands, except per share data):

	September 30, 2014	June 30, 2014	$	%
Income from loans and other investments
Interest and related income	$49,720	$41,372	$8,348	20.2%
Less: Interest and related expenses	19,713	15,503	4,210	27.2%

Income from loans and other investments, net	30,007	25,869	4,138	16.0%
Other operating expenses	8,117	7,911	206	2.6%

Net income(1)	$21,890	$17,958	$3,932	21.9%

Dividends per share	$0.50	$0.48	$0.02	4.2%

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Income from loans and other investments, net

Income from loans and other investments increased $4.1 million, or 16.0%, on a net basis during the three months ended September 30, 2014 compared to the three months ended June 30, 2014. The increase was primarily due to (i) earning a full quarter of interest on the loans originated during the three months ended June 30, 2014, and (ii) additional interest earned on the $556.6 million of loans funded during the three months ended September 30, 2014. This was partially offset by additional interest expense incurred on our repurchase agreements and senior loan participations sold.

Other operating expenses

Other operating expenses are comprised of management and incentive fees payable to our Manager and general and administrative expenses. Other operating expenses increased by $206,000 during the three months ended September 30, 2014 compared to the three months ended June 30, 2014 due to (i) $842,000 of incentive fees incurred during the third quarter, and (ii) an increase of $160,000 of management fees. This was partially offset by a $764,000 decrease in non-cash restricted stock amortization resulting from a second quarter accelerated vesting of certain awards under the plan.

Results of Operations

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Three Months Ended		2014 vs	Nine Months Ended		2014 vs
	September 30,		2013	September 30,		2013
	2014	2013		$2014	2013	$
Income from loans and other investments
Interest and related income	$50,386	$18,853	$31,533	$126,507	$26,327	$100,180
Less: Interest and related expenses	19,903	4,407	15,496	47,697	6,492	41,205

Income from loans and other investments, net	30,483	14,446	16,037	78,810	19,835	58,975
Other expenses
Management and incentive fees	5,412	2,433	2,979	13,219	3,416	9,803
General and administrative expenses	3,368	1,615	1,753	21,920	6,096	15,824

Total other expenses	8,780	4,048	4,732	35,139	9,512	25,627
Impairments, provisions, and valuation adjustments	1,780	(136)	1,916	7,604	5,702	1,902
Income from equity investments in unconsolidated subsidiaries	—	—	—	24,294	—	24,294

Income before provision for taxes	23,483	10,262	13,221	75,569	16,025	59,544
Income tax (benefit) provision	(118)	(264)	146	412	329	83

Net income	$23,601	$10,526	$13,075	$75,157	$15,696	$59,461
Net income attributable to non-controlling interests	(1,577)	(2,206)	629	(6,602)	(7,743)	1,141

Net income attributable to Blackstone Mortgage Trust, Inc.	$22,024	$8,320	$13,704	$68,555	$7,953	$60,602

Net income per share - basic and diluted	$0.45	$0.29	$0.16	$1.52	$0.53	$0.99
Dividends per share	$0.50	$0.27	$0.23	$1.46	$0.27	$1.19

Income from loans and other investments, net

Income from loans and other investments, net increased $16.0 million and $59.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the corresponding periods in 2013. These increases were a result of the continued growth of our loan originations business that was re-launched in May 2013.

Other expenses

Other expenses includes management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $4.7 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 primarily due to (i) $2.2 million of management fees payable to our Manager as a result of an increased outstanding Equity balance, as defined in our management agreement, due to additional net proceeds received from the sale of shares of our class A common stock, (ii) $1.5 million of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, (iii) $842,000 of incentive management fees, and (iv) $249,000 of additional general operating expenses.

Other expenses increased by $25.6 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 primarily due to (i) a $10.2 million increase in compensation expenses associated with our CT Legacy Portfolio segment incentive plans, primarily as a result of payments triggered by CTOPI promote distributions received, (ii) an increase of $9.0 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of shares of our class A common stock, (iii) $5.6 million of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) $842,000 of incentive management fees.

Impairments, provisions, and valuation adjustments

During the three and nine months ended September 30, 2014, impairments, provisions, and valuation adjustments represented net gains on investments carried at fair value by CT Legacy Partners.

During the three months ended September 30, 2013, we recognized (i) $464,000 of net gains on investments held by CT Legacy Partners and (ii) a $600,000 negative valuation adjustment on CT CDO I’s loan classified as held-for-sale. During the nine months ended September 30, 2013, we recognized (i) $4.5 million of net gains on investments held by CT Legacy Partners and (ii) a $1.2 million positive valuation adjustment on CT CDO I’s loan classified as held-for-sale.

Income from equity investments in unconsolidated subsidiaries

During the nine months ended September 30, 2014, we recognized $24.3 million of promote revenue from CTOPI. No such income was recognized during the nine months ended September 30, 2013.

Dividends per share

During the three months ended September 30, 2014, we declared a dividend of $0.50 per share, or $28.8 million, which was paid on October 15, 2014 to common stockholders of record as of September 30, 2014. During the three months ended September 30, 2013, we declared a dividend of $0.27 per share, or $7.8 million, which was paid on October 15, 2013 to common stockholders of record as of September 30, 2013.

During the nine months ended September 30, 2014, we declared aggregate dividends of $1.46 per share, or $71.0 million. During the nine months ended September 30, 2013, we declared aggregate dividends of $0.27 per share, or $7.8 million.

Liquidity and Capital Resources

Capitalization

During the first nine months of 2014, we issued 28,175,000 shares of our class A common stock in public offerings at a weighted-average price to the underwriters of $27.13 per share. We generated aggregate net proceeds from these issuances of $763.4 million after deducting underwriting discounts and other offering expenses.

See Note 8 to our consolidated financial statements for additional details regarding our recent equity offerings.

During the nine months ended 2014, we entered into three revolving repurchase facilities, one asset-specific repurchase agreement, and sold two senior loan participations, providing an additional $2.0 billion of credit capacity. As of September 30, 2014, we had aggregate borrowings of $1.7 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.14% per annum. As of September 30, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 2.1 years. We also had three asset-specific repurchase agreements outstanding with an aggregate outstanding balance of $227.0 million, a cash coupon of 2.62%, and an all-in cost of 3.00%, as well as three loan participations sold outstanding with an aggregate book balance of $448.0 million, a cash coupon of LIBOR plus 3.01%, and an all-in cost of LIBOR plus 3.22%.

See Note 6 to our consolidated financial statements for additional details regarding our secured financings.

As of September 30, 2014, we also had $172.5 million aggregate principal amount of convertible notes outstanding with a net book value of $164.7 million, which carry a cash coupon of LIBOR plus 5.25% and an all-in cost of 5.87%. These notes mature in December 2018.

See Note 7 to our consolidated financial statements for additional details regarding our convertible notes.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our revolving repurchase facilities, which are set forth in the following table ($ in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$63,343	$52,342
Available borrowings under revolving repurchase facilities	433,738	218,555

	$497,081	$270,897

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2013, we filed a shelf registration statement with the SEC that is effective for a term of three years and will expire in July 2016. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. In addition, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock, and entered into equity distribution agreements pursuant to which we may sell, from time to time, up to an aggregate of $200.0 million of our class A common stock.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $2.5 billion of outstanding secured financings and convertible notes, our $513.4 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities	$57,460	$14,445
Cash flows from investing activities	(1,867,100)	(1,195,694)
Cash flows from financing activities	1,822,250	1,176,109

Net increase in cash and cash equivalents	$12,610	$(5,140)

We experienced a net increase in cash of $12.6 million for the nine months ended September 30, 2014, compared to a net decrease of $5.1 million for the nine months ended September 30, 2013. The increase during the nine months ended September 30, 2014 was primarily due to the receipt of cash interest on loans in our Loan Origination segment portfolio, net of related interest expense, and other operating activities.

During the nine months ended September 30, 2014, we (i) had net borrowings of $792.3 million under our revolving repurchase obligations and asset-specific repurchase agreements, (ii) generated $763.4 million of net proceeds from the sale of our class A common stock, (iii) received $403.2 million of loan principal repayments, and (iv) sold $368.9 million of senior loan participations. We used the proceeds from our debt and equity financing activities to originate a net $2.3 billion of new loans during the nine months ended September 30, 2014.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2014 and December 31, 2013, we were in compliance with all REIT requirements.

Refer to Note 10 to our consolidated financial statements for additional discussion of our income taxes.

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

V. Loan Portfolio Details

The following table provides details of the Loan Origination segment’s portfolio, on a loan-by-loan basis, as of September 30, 2014 ($ in millions):

											Risk Rating as of
		Origination	Principal	Book	Cash	All-in	Maximum	Geographic	Property	Origination	September 30,	December 31,
	Loan Type(1)	Date	Balance	Balance	Coupon(2)	Yield(2)	Maturity(3)	Location	Type	LTV	2014	2013
1	Senior loan	5/22/2014	$324.8	$320.3	L + 4.00%	L + 4.34%	5/22/2019	UK	Hotel	57%	3	N/A
2	Senior loan	11/21/2013	181.0	179.7	L + 4.50%	L + 4.86%	11/9/2018	NY	Condo	68%	3	3
3	Sub. Mortgage part.	10/23/2013	173.8	170.5	L + 5.66%	L + 9.25%	4/9/2015	WA	Office	67%	2	3
4	Senior loan	7/31/2014	146.4	145.1	L + 3.50%	L + 4.01%	8/9/2019	IL	Office	70%	3	N/A
5	Senior loan	12/17/2013	140.0	139.1	L + 4.75%	L + 5.27%	1/9/2019	NY	Office	70%	3	3
6	Senior loan	1/30/2014	125.0	124.5	L + 4.30%	L + 4.63%	12/1/2017	NY	Hotel	38%	3	N/A
7	Senior loan	6/20/2014	117.5	116.3	L + 5.75%	L + 6.39%	6/20/2016	CA	Hotel	44%	3	N/A
8	Senior loan	1/7/2014	110.9	109.6	L + 4.75%	L + 5.30%	1/7/2019	Diversified	Other	66%	3	N/A
9	Senior loan	2/25/2014	101.0	99.7	L + 4.40%	L + 4.81%	3/9/2019	Diversified	Hotel	49%	3	N/A
10	Senior loan	2/20/2014	97.0	96.6	L + 4.40%	L + 4.58%	3/9/2019	NY	Office	69%	3	N/A
11	Senior loan	10/30/2013	96.6	96.1	L + 4.38%	L + 4.61%	11/9/2018	CA	Hotel	72%	2	2
12	Senior loan	9/30/2013	89.5	89.4	L + 3.70%	L + 3.83%	9/30/2020	NY	Multifamily	62%	3	3
13	Senior loan	6/26/2014	87.0	86.2	L + 4.30%	L + 4.83%	7/15/2019	NY	Multifamily	77%	3	N/A
14	Senior loan	3/17/2014	86.2	86.0	L + 4.75%	L + 4.93%	12/28/2016	NY	Condo	70%	3	N/A
15	Senior loan	9/8/2014	86.7	85.3	L + 4.00%	L + 4.34%	11/20/2019	ES	Retail	70%	3	N/A
16	Senior loan	3/4/2014	86.3	85.0	L + 4.00%	L + 4.70%	3/4/2018	UK	Office	52%	3	N/A
17	Senior loan	8/8/2013	85.1	84.8	L + 4.25%	L + 4.62%	8/10/2018	Diversified	Diversified	59%	3	3
18	Senior loan	5/20/2014	80.0	79.3	L + 4.00%	L + 4.54%	6/9/2019	DC	Office	79%	3	N/A
19	Senior loan	10/2/2013	78.2	77.7	L + 5.00%	L + 5.38%	9/14/2018	Diversified	Other	64%	2	3
20	Senior loan	5/16/2014	77.5	77.0	L + 3.85%	L + 4.15%	6/9/2019	FL	Office	74%	3	N/A
21	Senior loan	7/11/2014	76.0	75.2	L + 3.65%	L + 4.03%	8/9/2019	IL	Office	64%	2	N/A
22	Senior loan	6/27/2013	74.7	74.5	L + 3.85%	L + 4.03%	7/9/2018	GA	Multifamily	72%	2	3
23	Senior loan	5/21/2013	73.7	73.6	L + 3.95%	L + 4.04%	6/9/2018	CA	Office	73%	1	2
24	Senior loan	5/22/2014	69.2	68.5	L + 4.50%	L + 4.92%	6/15/2019	CA	Office	67%	3	N/A
25	Senior loan	8/8/2013	68.0	67.9	L + 4.00%	L + 4.23%	6/10/2016	NY	Office	68%	3	3
26	Senior loan	9/27/2013	60.5	60.1	L + 3.85%	L + 4.23%	10/10/2018	Diversified	Multifamily	76%	3	3
27	Senior loan	1/13/2014	60.5	60.0	L + 4.35%	L + 4.71%	1/9/2019	NY	Office	70%	3	N/A
28	Senior loan	8/28/2014	59.7	59.3	L + 4.00%	L + 4.33%	10/9/2018	NY	Office	57%	3	N/A
29	Senior loan	7/26/2013	57.7	57.3	L + 5.00%	L + 5.75%	8/9/2018	VA	Office	75%	3	3
30	Senior loan	3/11/2014	55.7	55.2	L + 4.50%	L + 4.92%	4/9/2019	NY	Multifamily	65%	3	N/A

continued...

											Risk Rating as of
		Origination	Principal	Book	Cash	All-in	Maximum	Geographic	Property	Origination	September 30,	December 31,
	Loan Type(1)	Date	Balance	Balance	Coupon(2)	Yield(2)	Maturity(3)	Location	Type	LTV	2014	2013
31	Senior loan	4/1/2014	50.0	49.6	L + 4.20%	L + 4.73%	4/9/2019	HI	Hotel	69%	3	N/A
32	Senior loan	6/25/2013	48.4	48.8	L + 5.00%	L + 5.67%	12/9/2016	IL	Hotel	53%	3	3
33	Senior loan	9/9/2014	48.5	48.1	L + 4.00%	L + 4.31%	9/9/2019	FL	Office	71%	3	N/A
34	Senior loan	6/5/2014	47.1	46.7	L + 4.50%	L + 4.86%	6/5/2019	UK	Retail	80%	3	N/A
35	Senior loan	9/4/2013	46.8	46.5	L + 3.85%	L + 4.25%	9/10/2018	Diversified	Multifamily	76%	3	3
36	Senior loan	7/2/2013	46.3	46.0	L + 4.25%	L + 4.64%	7/10/2018	CO	Hotel	69%	3	3
37	Senior loan	10/31/2013	46.0	45.8	L + 4.25%	L + 4.78%	10/9/2018	CA	Hotel	51%	3	3
38	Senior loan	12/30/2013	44.5	44.1	L + 4.50%	L + 4.89%	1/9/2019	AZ	Office	68%	3	3
39	Senior loan	7/17/2013	43.5	43.3	L + 4.50%	L + 5.11%	7/16/2017	NY	Retail	69%	3	3
40	Senior loan	6/7/2013	42.1	41.8	L + 3.80%	L + 3.97%	6/15/2018	CA	Office	27%	1	2
41	Senior loan	9/26/2014	40.1	39.6	L + 4.00%	L + 4.67%	10/9/2019	TX	Office	70%	3	N/A
42	Senior loan	3/26/2014	39.8	39.5	L + 4.30%	L + 4.70%	4/9/2019	CA	Office	71%	3	N/A
43	Senior loan	6/12/2014	40.0	38.6	L + 4.00%	L + 6.14%	6/30/2018	CA	Office	71%	3	N/A
44	Senior loan	11/28/2013	39.2	38.6	L + 4.63%	L + 5.43%	11/27/2018	UK	Office	68%	3	3
45	Senior loan	7/12/2013	37.5	37.2	L + 3.85%	L + 4.04%	8/9/2018	IL	Office	68%	2	2
46	Senior loan	6/18/2014	35.5	35.0	L + 4.00%	L + 4.46%	7/20/2019	NL	Office	69%	3	N/A
47	Mezzanine loan(4)	12/13/2013	33.9	34.0	L + 12.56%	L + 12.35%	12/13/2017	NY	Condo	75%	3	3
48	Senior loan	7/25/2013	32.9	33.0	L + 3.95%	L + 4.07%	8/9/2017	CO	Hotel	64%	2	2
49	Senior loan	12/20/2013	31.0	30.7	L + 4.10%	L + 4.64%	1/9/2019	CA	Office	43%	3	3
50	Senior loan	12/9/2013	28.0	27.8	L + 4.35%	L + 4.71%	12/9/2018	CA	Hotel	55%	2	3
51	Senior loan	4/4/2014	27.6	27.3	L + 4.25%	L + 4.66%	4/9/2019	CA	Office	65%	3	N/A
52	Senior loan	2/28/2014	26.0	25.8	L + 4.00%	L + 4.27%	3/9/2019	AZ	Other	69%	2	N/A
53	Senior loan	9/23/2014	25.0	24.9	L + 6.84%	L + 7.60%	10/1/2017	NY	Condo	48%	3	N/A
54	Senior loan	10/8/2013	10.6	10.6	L + 5.00%	L + 5.29%	11/6/2016	NY	Condo	23%	1	3
55	Senior loan	7/23/2014	4.1	3.1	L + 5.00%	L + 5.77%	8/9/2019	GA	Office	43%	3	N/A

			$3,940.6	$3,906.2	L + 4.42%	L + 4.97%	3.9 years			64%	2.8	2.8

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.
(2)	As of September 30, 2014, 83% of our loans are indexed to one-month USD LIBOR, 13% are indexed to three-month GBP LIBOR, and 4% referencing other floating rate indices. In addition, 17% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.30%, as of September 30, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.
(3)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(4)	We originated the loan directly senior to this subordinate loan, but sold the senior loan to finance our overall investment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Loan Origination Portfolio segment

Our Loan Origination investments are exposed to the risks related to interest rate fluctuations discussed above. The table below details our interest rate exposure to this portfolio ($ in thousands):

September 30, 2014
Floating rate loans(1)	$3,940,626
Floating rate debt(1)(2)	(2,344,344)

Net floating rate exposure	$1,596,282

Net income impact from 100 bps increase in LIBOR(3)	$15,038

Per share amount, basic and diluted	$0.26

(1)	Amounts represent aggregate principal balances.
(2)	Includes borrowings under revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.16% as of September 30, 2014.

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

Risk of Non-Performance

In addition to the risks related to fluctuations in asset values and cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by certain facts we consider during our underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract.

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

The nature of our loans and investments also exposes us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making an investment and active monitoring of the asset portfolios that serve as our collateral.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€ in thousands):

	September 30, 2014
Foreign currency assets	£306,403	€96,591
Foreign currency liabilities	(240,511)	(22,583)

Net exposure to exchange rate fluctuations	£65,892	€74,008

We estimate that a 10% decline in the rate of exchange from the US dollar to the British pound sterling and from the U.S. dollar to the Euro would result in a decline of $10.7 million and $9.4 million, respectively, in our net assets denominated in foreign currencies, as of September 30, 2014.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2014, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Second Amended and Restated Management Agreement

On October 23, 2014, we entered into a Second Amended and Restated Management Agreement, dated as of October 23, 2014, or Second Amended and Restated Management Agreement, with the Manager, an affiliate of Blackstone that serves as our external manager. As of October 23, 2014, affiliates of Blackstone owned approximately 6.9% of our outstanding shares of class A common stock. The Second Amended and Restated Management Agreement amends and restates the existing Amended and Restated Management Agreement, dated as of March 26, 2013, as amended by Amendment No. 1 to the Amended and Restated Management Agreement, dated as of July 30, 2013, or the Existing Agreement. The amendments to the Existing Agreement that were effected by the Second Amended and Restated Management Agreement include the following:

•	incorporation of the terms of Amendment No. 1 to the Amended and Restated Management Agreement, dated as of July 30, 2013;

•	amendment of our investment guidelines to increase the threshold required for approval by the investment risk management committee of our board of directors from any proposed investment in excess of $150.0 million to any proposed investment in excess of $250.0 million;

•	revisions of the definitions for Incentive Compensation and Management Fee (in each case as defined in the Second Amended and Restated Management Agreement) to remove wording regarding calculation of payments during the ramp-up periods that is no longer relevant from and after the fourth full calendar quarter following Blackstone’s December 2012 investment; and

The foregoing description of the Second Amended and Restated Management Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Second Amended and Restated Management Agreement, a copy of which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q and is incorporated herein by reference.

Fourth Amended and Restated Bylaws

On October 23, 2014, our board of directors approved our Fourth Amended and Restated Bylaws, amending and restating our existing bylaws to, among other things, reflect our May 2013 name change, reflect recent developments in Maryland law and public company governance, clarify certain corporate procedures, remove obsolete provisions and make conforming language and stylistic changes.

In particular, our Fourth Amended and Restated Bylaws include the following:

•	amendments to the stockholder meeting provisions to clarify (i) the information that must be submitted to us relating to each individual nominee for election and each matter proposed to be acted on and (ii) the circumstances under which we are entitled to cancel or adjourn a requested meeting;

•	revisions to the advance notice of director nominee and stockholder proposal provisions to provide the board of directors with sufficient time to consider stockholder nominations or business proposals and to provide the board of directors with additional information with respect thereto;

•	revisions to the provisions governing our directors clarifying (i) how directors may resign and how such resignation will become effective and (ii) the procedures determining who will preside as chairman and secretary of meetings of the board of directors;

•	amendments authorizing the board of directors and stockholders to ratify prior actions and inactions by us, and to allow the board of directors to take action during emergencies if a quorum of the board of directors may not be readily obtained;

•	amendments to clarify that a committee of the board of directors may delegate some or all of its power and authority to one or more subcommittees;

•	amendments relating to the provisions concerning our officers to provide us with additional flexibility as to, among other things, their appointment and removal; and

•	revisions to clarify that rights to indemnification vest immediately upon election as a director or an officer.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Fourth Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this quarterly report on Form 10-Q and is incorporated herein by reference. In addition, a version of the Fourth Amended and Restated Bylaws that has been marked to show changes from the bylaws that were previously in effect is included as Exhibit 3.2 and is incorporated herein by reference.

Amendment of Existing Master Repurchase and Securities Contract

On October 23, 2014, we and a special-purpose wholly-owned subsidiary of ours entered into Amendment No. 1 to the Amended and Restated Master Repurchase and Securities Contract with Wells Fargo Bank, National Association, or the Buyer, that was originally entered into on April 4, 2014, in order to increase the facility amount from $500.0 million to $1.0 billion. All other material terms, including the maturity date of the facility, remain the same.

The Buyer or its affiliates have provided, or may in the future provide, certain commercial banking, financial advisory, investment banking and other services to us in the ordinary course of business, for which they receive customary fees and commissions.

Forms of Award Agreements

On October 23, 2014, our Compensation Committee adopted new forms of award agreements for restricted stock awards pursuant to the Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan and the Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan. The award agreements include, among other provisions, vesting, termination, and transferability provisions. Copies of the forms of award agreements are filed as exhibit 10.3 and 10.4, respectively, herewith.

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

ITEM 6.	EXHIBITS

3.1	Fourth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc.

3.2	Fourth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (marked).

10.1	Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C.

10.2	Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company

10.3	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan

10.4	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

October 28, 2014	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 28, 2014	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer
(Principal Financial Officer)

October 28, 2014	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Principal Accounting Officer