Form 10-K
period 2014-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2015-02-17
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $1,303,564,616 as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 10, 2015, there were 58,270,028 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “BXMT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I.

ITEM 1.	BUSINESS

References herein to “Blackstone Mortgage Trust,” “company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Our Company

Blackstone Mortgage Trust is a real estate finance company that originates and purchases senior loans collateralized by properties in North America and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 42nd Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.

We conduct our operations as a Real Estate Investment Trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Our business is organized into two operating segments: the Loan Origination segment; and the CT Legacy Portfolio segment.

Our Manager

We are externally managed and advised by our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel.

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of real estate funds, private equity funds, hedge fund solutions, credit-oriented funds, and closed-end funds. Through its different businesses, Blackstone had total assets under management of approximately $290.4 billion as of December 31, 2014.

In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 320 investment professionals in Blackstone’s global real estate group, the largest private equity real estate manager in the world with $80.9 billion of investor capital under management as of December 31, 2014. Blackstone’s real estate group was co-founded in 1991 by John G. Schreiber, who currently serves as a member of our board of directors and is the chairman of our Manager’s investment committee. Jonathan D. Gray, who is the global head of Blackstone’s real estate group, is a member of the board of directors of Blackstone and is a member of our Manager’s investment committee.

Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group, to pursue opportunities relating to debt and preferred equity investments globally, with a focus on North America and Europe. Michael B. Nash, the chief investment officer and co-founder of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. As of December 31, 2014, 76 dedicated BREDS professionals, including 14 investment professionals based in London, managed approximately $9.0 billion of investor capital.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 10 and 15 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.

Our Investment Strategy

Our investment strategy is to originate loans and invest in debt and related instruments supported by institutional quality commercial real estate in attractive locations. Through our Manager, we draw on Blackstone’s extensive real estate debt investment platform and its established sourcing, underwriting, and structuring capabilities in order to execute our investment strategy. In addition, we have access to Blackstone’s extensive network and Blackstone’s substantial real estate and other investment holdings, which provide our Manager access to market data on a scale not available to many competitors. While the majority of our capital will likely continue to be invested in North America and Europe, we expect to benefit from Blackstone’s global real estate debt platform.

We directly originate, co-originate, and acquire debt instruments in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate around the world. In the case of loans we acquire, we focus on performing loans that are supported by well-capitalized properties and portfolios. We believe that the scale and flexibility of our capital, as well as our Manager’s and its affiliates’ relationships, enables us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios.

Our business is currently focused on originating senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets primarily in the office, lodging, residential, retail, industrial, and healthcare sectors in North America and Europe. These investments may be in the form of whole loans or may also include pari passu participations within mortgage loans. Although originating senior mortgage loans is our primary area of focus, we also originate subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed both to provide attractive current income and protect investors’ capital.

As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy by targeting assets such as:

•

Subordinate mortgage loans: These are interests, often referred to as “B Notes,” in a junior portion of a mortgage loan. The interests are subordinated to the “A Note” or senior participation interest by virtue of a contractual arrangement.

•

Mezzanine loans: These are loans (including pari passu participations in such loans) made to the owners of a mortgage borrower and secured by a pledge of equity interests in the mortgage borrower. These loans are structurally subordinate to any loan made directly to the mortgage borrower.

•	Preferred equity: These are investments subordinate to any mezzanine loan, but senior to the owners’ common equity.

•	Real estate securities: These are interests in real estate which may take the form of commercial mortgage-backed securities, or CMBS, or collateralized loan obligations, or CLOs.

•	Note financings: These are loans secured by other mortgage loans, subordinate mortgage interests, and mezzanine loans.

We believe that the diversification of the portfolio of assets that we originate, our ability to aggressively manage those assets, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.

Our Portfolio

Since the re-launch of our business in May 2013, we have originated 64 loans, representing $5.9 billion of total commitments, with an average loan size of $92.2 million.

The following table details the overall statistics of our current Loan Origination segment portfolio as of December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014	December 31, 2013
Number of loans	60	28
Principal balance	$4,462,897	$2,018,863
Net book value	$4,428,500	$2,000,223
Floating rate loans	100%	100%
Senior loans	98%	90%
Weighted-average origination loan-to-value	64%	65%
Weighted-average cash coupon(1)	L+4.36%	L+4.64%
Weighted-average all-in yield(1)	L+4.81%	L+5.28%
Weighted-average maximum maturity (years)(2)	3.9	4.2

(1)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 14% of our loans earned interest based on LIBOR floors, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(2)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 15% are open to repayment by the borrower.

Our loan portfolio is diversified by collateral property type and geographic location, and is comprised of senior mortgages and similar credit quality loans. The following presents the geographic distribution and types of properties securing our loan portfolio as of December 31, 2014:

For information regarding our Loan Origination segment’s portfolio as of December 31, 2014, see Item 7 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Origination Portfolio” and – “V. Loan Portfolio Details” in this Annual Report on Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured and unsecured revolving repurchase facilities, asset-specific repurchase agreements, and the sale of senior loan participations. In addition to our current mix of financing sources, we may also access additional forms of financings including credit facilities, securitizations, resecuritizations, and public and private, secured and unsecured debt issuances by us or our subsidiaries.

The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants related to our credit facilities. Our decision to use leverage to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 4-to-1. We will endeavor to match the terms, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.

Subject to maintaining our qualification as a REIT, we may engage in hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate or currency swaps or cap agreements, options, futures contracts, forward rate or currency agreements or similar financial instruments.

Floating Rate Portfolio

Our Loan Origination segment portfolio was 100% comprised of floating rate loans financed by floating rate secured debt as of December 31, 2014, resulting in a return on equity that is highly correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income.

Investment Guidelines

Our board of directors has approved the following investment guidelines:

•

our Manager shall seek to invest our capital in a broad range of investments in, or relating to, public and/or private debt, non-controlling equity, loans and/or other interests (including “mezzanine” interests and/or options or derivatives) relating to real estate assets (including pools thereof), real estate companies, and/or real estate-related holdings;

•

prior to the deployment of capital into investments, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonable determined by our Manager to be of high quality;

•

not more than 25% of our equity, as defined in the Management Agreement with our Manager, will be invested in any individual investment without the approval of a majority of the investment risk management committee of our board of directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation shall be deemed to be multiple investments in such underlying securities, instruments and assets and not such particular vehicle, product or other arrangement in which they are aggregated);

•	any investment in excess of $250.0 million shall require the approval of a majority of the investment risk management committee of our board of directors;

•	no investment shall be made that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code; and

•	no investment shall be made that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act.

These investment guidelines may be amended, restated, modified, supplemented or waived pursuant to the approval of a majority of our board of directors, which must include a majority of the independent directors, without the approval of our stockholders.

Competition

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Blackstone and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for originations of and investments in assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

In the face of this competition, we have access to our Manager’s and Blackstone’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us assess risks and determine appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A – “Risk Factors – Risks Related to Our Lending and Investment Activities.”

Employees

We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement between our Manager and us. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager.

Government Regulation

Our operations in the United States are subject, in certain instances, to supervision and regulation by state and federal governmental authorities and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Furthermore, our international activities are also subject to applicable regulations in local jurisdictions.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In the wake of the recent global financial crisis, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Taxation of the Company

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we are subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and will not be able to qualify as a REIT for the subsequent four full taxable years.

Furthermore, we have formed several taxable REIT subsidiaries, or TRS. Any TRS we own will pay federal, state, and local income tax on its net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

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

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Exchange Act, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” and “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic, and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital;

•

the deterioration of performance and thereby credit quality of property securing our investments, borrowers and, in general, the risks associated with the ownership and operation of real estate that may cause cash flow deterioration to us and potentially principal losses on our investments;

•	a compression of the yield on our investments and an increase in the cost of our liabilities, as well as the level of leverage available to us;

•	adverse developments in the availability of desirable loan and investment opportunities whether they are due to competition, regulation, or otherwise;

•

events, contemplated or otherwise, such as acts of God including hurricanes, earthquakes, and other natural disasters, acts of war and/or terrorism and others that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	the cost of operating our business, including, but not limited to, the cost of operating a real estate investment platform and the cost of operating as a publicly-traded company;

•

authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies as the Financial Accounting Standards Board, or FASB, the SEC, the Internal Revenue Service, or IRS, the New York Stock Exchange, or NYSE, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

•	other factors, including those items discussed in the risk factors set forth below.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations.

Risks Related to Our Lending and Investment Activities

Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.

We seek to invest primarily in debt instruments relating to real estate-related businesses, assets, or interests. Any deterioration of real estate fundamentals generally, and in North America and Europe in particular, could negatively impact our performance by making it more difficult for entities in which we have an investment, or Borrower Entities, to satisfy their debt payment obligations, increasing the default risk applicable to Borrower Entities, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of Borrower Entities and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals (including average occupancy and room rates for hotel properties), energy supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations (such as rent control), changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy that depress travel activity, demand and/or real estate values generally and other factors that are beyond our control. The value of securities of companies that service the real estate business sector may also be affected by such risks.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations. In addition, while improved real estate fundamentals have resulted in increased investment opportunities for us, market conditions relating to real estate debt investments have evolved since the global financial crisis, which has resulted in a modification to certain loan structures and/or market terms. Any such changes in loan structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.

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

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	changes in national, regional, or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	declines in regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences any of the foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.

Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments.

Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience a compression of the yield on our investments and our financing costs. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

Prepayment rates may adversely affect the value of our portfolio of assets.

In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors and other factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

The lack of liquidity in certain of our target assets may adversely affect our business.

The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as mortgages, B Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that we will be able to identify and implement successful restructuring programs and improvements with respect to any distressed loans or investments we may have from time to time.

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

B Notes, mezzanine loans, and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures will expose us to greater risk of loss.

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

There are increased risks involved with our construction lending activities.

We have in the past and may in the future invest in loans which fund the construction of commercial properties. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans on income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

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

We invest a material portion of our capital in assets outside the United States and may increase the percentage of our investments outside the United States if our Manager deems such investments appropriate in its discretion. To the extent that we invest in non-domestic real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the burdens of complying with international regulatory requirements and prohibitions that differ between jurisdictions;

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	political hostility to investments by foreign investors;

•	higher rates of inflation;

•	higher transaction costs;

•	greater difficulty enforcing contractual obligations;

•	fewer investor protections;

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

In addition, we currently hold assets and may acquire additional assets that are denominated in British pounds sterling and in Euros. Further deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.

If any country were to leave the Eurozone, or if the Eurozone were to break up entirely, the treatment of debt obligations previously denominated in Euros is uncertain. A number of issues would be raised, such as whether obligations that are expressed to be payable in Euros would be re-denominated into a new currency. The answer to this and other questions is uncertain and would depend on the way in which the break-up occurred and also on the nature of the transaction; the law governing it; which courts have jurisdiction in relation to it; the place of payment; and the place of incorporation of the payor. If we were to hold any investments in Euros at the time of any Eurozone exits or break-up, this uncertainty and potential re-denomination could have a material adverse effect on the value of our investments and the income from them.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We hold assets denominated in British pounds sterling, Euros, and Canadian dollars, and may acquire assets denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

Our success depends on the availability of attractive investments and our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.

Our operating results are dependent upon the availability of, as well as our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates and credit spreads, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot make any assurances that our Manager will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated.

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

We operate in a competitive market for lending and investment opportunities which has recently intensified, and competition may limit our ability to originate or acquire desirable loans and investments in assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operation.

We operate in a competitive market for lending and investment opportunities, which recently has intensified. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Our loans and investments may be concentrated in terms of geography, asset types, and sponsors.

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

In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, and the subsequent enactment of the Terrorism Risk Insurance Program Reauthorization Act of 2015, which extended TRIA through the end of 2020, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2020. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.

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

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. Derivative instruments, especially when purchased in large amounts, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, including swaps, futures, forwards and options, are highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or commodity. Such derivatives and other customized instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and speculative position limits on the exchanges or over-the-counter markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments that are traded over-the-counter and not on an exchange. The risk of nonperformance by the obligor on such an instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for derivative instruments that are traded over-the-counter and not on an exchange. Such over-the-counter derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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

Some of our portfolio investments may be in the form of positions or securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Risks Related to Our Financing and Hedging

We may incur a significant amount of debt, which may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. A duration mismatch may occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our liabilities may have set maturity dates.

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

Our investments may include loans with either floating interest rates or fixed interest rates. Floating rate investments earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate investments, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

In addition, some hedging instruments involve additional risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, certain regulatory requirements with respect to derivatives, including record keeping, financial responsibility or segregation of customer funds and positions are still under development and could impact our hedging transactions and how we and our counterparty must manage such transactions.

We are subject to counterparty risk associated with our hedging activities.

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of over-the-counter instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of unrealized profits and force us to cover our commitments, if any, at the then current market price. Counterparty risk with respect to certain exchange-traded and over-the-counter derivatives may be further complicated by recently enacted U.S. financial reform legislation.

We may enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy may involve entering into hedging transactions that could require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due with respect to an early termination would generally be equal to the unrealized loss of such open transaction positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely affect our results of operations and financial condition.

We may fail to qualify for, or choose not to elect, hedge accounting treatment.

We intend to record derivative and hedging transactions in accordance with Topic 815 of the Financial Accounting Standards Board’s Accounting Standard Codification, or Topic 815. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the Topic 815 definition of a derivative (such as short sales), we fail to satisfy Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

Our success will depend to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the executive officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of Blackstone. These individuals will evaluate, negotiate, execute and monitor our investments and advise us regarding maintenance of our REIT status and exclusion from regulation under the Investment Company Act; therefore, our success will depend on their continued service with our Manager and its affiliates. The departure of one or more of the executive officers or key personnel from our Manager and its affiliates could have a material adverse effect on our performance.

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

We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we may be required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

In addition, our Manager has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.

We may compete with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and result in decisions that are not in the best interests of our stockholders.

We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Blackstone has appointed two nominees to serve on our board of directors (one of whom serves as executive chairman of our board of directors), and Stephen D. Plavin, our chief executive officer and a member of our board, Paul D. Quinlan, our chief financial officer, and our other executive officers are also executives of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•

Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore may compete with us. In particular, Blackstone Real Estate Debt Strategies, or BREDS, part of Blackstone’s real estate investment business, seeks to invest in a broad range of real estate-related debt investments via several different investment funds, managed accounts and other vehicles.

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

While our Manager will seek to manage potential conflicts of interest in a fair and reasonable manner in accordance with the investment allocation policy and procedures of our Manager and/or its affiliates with respect to the allocation of investment opportunities among us and one or more Blackstone Funds (as the same may be amended, updated or revised from time to time without prior notice from our Manager or our consent), which we refer to as the Allocation Policy, and as required pursuant to the Management Agreement, the portfolio strategies employed by our Manager, Blackstone or their affiliates in managing the Blackstone Funds could conflict with the strategies employed by our Manager in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the securities and instruments in which we invest. Conversely, participation in specific investment opportunities may be appropriate, at times, for both us and the Blackstone Funds. Our Manager has an investment allocation policy in place which provides that investment opportunities falling within the shared investment objectives of our business and the Blackstone Funds will generally be allocated on a basis that our Manager and applicable Blackstone affiliates determine to be fair and reasonable in accordance with the Allocation Policy, subject to legal, tax, regulatory, accounting and other considerations and taking into account a variety of factors. Our Manager is entitled to amend the Allocation Policy at any time without prior notice or our consent.

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

•

Service Providers. Certain of our service providers (including lenders, brokers, attorneys, and investment banking firms) may be sources of investment opportunities, counterparties therein or advisors with respect thereto. This may influence our Manager in deciding whether to select such a service provider. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

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

Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business.

In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, expands the scope of U.S. sanctions against Iran and Section 219 of the ITRA amended the Exchange Act to require companies subject to

SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or Treasury, engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. In some cases, ITRA requires companies to disclose these types of transactions even if they were permissible under U.S. law. Travelport Limited , which may be considered an affiliate of Blackstone, and therefore our affiliate, has publicly filed and/or provided to Blackstone the disclosures reproduced on Exhibit 99.1 of this report, which disclosures are hereby incorporated by reference herein. We have not independently verified or participated in the preparation of these disclosures. We are required to separately file with the SEC a notice that such activities have been disclosed in our reports, and the SEC is required to post those notices of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

Actions of the U.S. government, including the U.S. Congress, Federal Reserve Board, Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets, or market response to those actions, may not achieve the intended effect and may adversely affect our business.

In July 2010, President Obama signed into law the Dodd-Frank Act, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. In October 2014, five federal banking and housing agencies and the SEC issued final credit risk retention rules, which generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules, which generally become effective in December 2016 with respect to new securitization transactions backed by mortgage loans other than residential mortgage loans, could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have an adverse effect on our business.

In addition, the Federal Reserve Board, Treasury and other governmental and regulatory bodies have taken or are taking other actions to address the global financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Blackstone’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although Blackstone takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

In addition, we are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in New York City, where most of our personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Finally, we rely on third party service providers for certain aspects of our business, including for certain information systems, technology and administration. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of our operations and could affect our reputation and hence adversely affect our business.

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

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

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

The capital and credit markets have recently experienced a period of extreme volatility and disruption. The market price and liquidity of the market for shares of our class A common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our class A common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;

•	actual or perceived conflicts of interest with our Manager or other affiliates of Blackstone and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of leverage we employ;

•	additions to or departures of our Manager’s or Blackstone’s key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our class A common stock, and would result in increased interest expenses on our debt;

•	a compression of the yield on our investments and an increase in the cost of our liabilities;

•	failure to maintain our REIT qualification or exclusion from Investment Company Act regulation;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions, and trends including inflationary concerns, and the current state of the credit and capital markets;

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

Our directors and executive officers, along with vehicles for the benefit of their families, collectively own and control 383,072 shares of our class A common stock, representing approximately 0.7% of our outstanding shares of class A common stock as of February 10, 2015. Blackstone and certain of its affiliates, with whom three of our directors are associated, owns 3,580,495 shares of our class A common stock, which represented approximately 6.1% of our outstanding class A common stock as of February 10, 2015. By virtue of their voting power, in addition to Blackstone’s board designation rights, these stockholders have the power to significantly influence our business and affairs and are able to influence the outcome of matters required to be submitted to stockholders for approval, including the election of our directors, amendments to our charter, mergers or sales of assets. The influence exerted by these stockholders over our business and affairs might not be consistent with the interests of some or all of our stockholders. In addition, the concentration of ownership in our officers or directors or stockholders associated with them may have the effect of delaying or preventing a change in control of our company, including transactions which would be in the best interests of our stockholders and would result in receipt of a premium to the price of our class A common stock (and even if such change in control would not reasonably jeopardize our REIT status), and might negatively affect the market price of our class A common stock.

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

Maryland Takeover Statutes. We are subject to the Maryland Business Combination Act, which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to stockholders. “Business combinations” between such a third party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:

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

Control shares are voting shares of stock which, if aggregated with all other shares of stock owned or entitled to be voted (except solely by virtue of a revocable proxy) by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the specified ranges of voting power. Control shares do not include shares the acquirer is then entitled to vote as a result of having previously obtained stockholder approval. A control share acquisition means the acquisition of issued and outstanding control shares subject to certain exceptions. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the control shares in question. If no request for a meeting is made, we may present the question at any stockholders meeting.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2014			2013
	High	Low	Dividend	High	Low	Dividend
First Quarter	$29.68	$26.95	$0.48	$29.50	$18.10	$—
Second Quarter	$30.04	$27.84	$0.48	$29.28	$20.60	$—
Third Quarter	$29.25	$27.08	$0.50	$26.55	$23.89	$0.27
Fourth Quarter	$29.70	$26.51	$0.52	$28.20	$24.31	$0.45

Total			$1.98			$0.72

The last reported sale price of our class A common stock on February 10, 2015 as reported on the NYSE composite transaction tape was $28.91. As of February 5, 2015, there were 197 holders of record of our class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 21,326 holders as of February 5, 2015.

During the year ended December 31, 2014, we declared aggregate quarterly dividends of $1.98 per share, of which approximately $1.92 will be included as taxable dividends for 2014 and approximately $0.06 will be recognized in 2015. Substantially all of the 2014 dividends represented ordinary income. During the year ended December 31, 2013, we declared aggregate quarterly dividends of $0.72 per share, all of which represented ordinary income. We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles, or GAAP) to our stockholders so as to comply with the REIT provisions of the Internal Revenue Code, as amended. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant. In accordance with Internal Revenue Service guidance, we are required to report the amount of excess inclusion income earned by us. We calculated excess inclusion income to be de minimis.

Issuer Purchases of Equity Securities

We did not repurchase any of our class A common stock during the three months ended December 31, 2014.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	939,319
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—	$—	939,319

(1)

The number of securities remaining for future issuances consists of an aggregate 939,319 shares issuable under our 2013 stock incentive plan and our 2013 manager incentive plan which were approved by our stockholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-41 of this report.

	Years ended December 31,(1)
	2014	2013	2012	2011	2010
	(in thousands, except for per share data)
Revenues
Interest and related income	$184,766	$53,164	$34,939	$117,161	$158,792

Total revenues	184,766	53,164	34,939	117,161	158,792

Expenses
Interest expense	69,143	18,017	38,138	96,974	123,963
Management and incentive fees	19,491	5,937	—	—	—
General and administrative expenses	27,799	11,505	10,369	8,982	6,035

Total expenses	116,433	35,459	48,507	105,956	129,998

Impairments, provisions, and valuation adjustments	13,258	8,676	87,891	(31,251)	(220,963)
Gain on extinguishment of debt	—	—	—	271,031	3,134
(Loss) gain on deconsolidation of subsidiaries	(8,615)	—	200,283	—	—
Other income	—	38	6,000	—	—
Income from equity investments in unconsolidated subsidiaries	28,036	—	1,781	3,649	3,608

Income (loss) before income taxes	101,012	26,419	282,387	254,634	(185,427)
Income tax provision	518	995	174	1,425	14

Net income (loss) from continuing operations	100,494	25,424	282,213	253,209	(185,441)

Net (loss) income from discontinued operations, net of tax	—	—	(2,138)	(890)	97
Loss on sale of discontinued operations	—	—	(271)	—	—

Net income (loss)	100,494	25,424	279,804	252,319	(185,344)

Net (income) loss attributable to non-controlling interests	(10,449)	(10,392)	(98,780)	5,823	—

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$90,045	$15,032	$181,024	$258,142	$(185,344)

Net income (loss) from continuing operations per share of common stock
Basic	$1.86	$0.81	$78.19	$114.31	$(82.89)

Diluted	$1.86	$0.81	$74.16	$108.17	$(82.89)

Net (loss) income from discontinued operations per share of common stock
Basic	$—	$—	$(1.03)	$(0.39)	$0.04

Diluted	$—	$—	$(1.03)	$(0.39)	$0.04

Net income (loss) per share of common stock
Basic	$1.86	$0.81	$77.16	$113.92	$(82.85)

Diluted	$1.86	$0.81	$73.13	$107.78	$(82.85)

Weighted-average shares of common stock outstanding
Basic	48,394	18,520	2,346	2,266	2,237

Diluted	48,394	18,520	2,475	2,395	2,237

Dividends declared per share of common stock	$1.98	$0.72	$20.00	$—	$—

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Balance Sheet Data
Total assets	$4,588,521	$2,212,780	$322,343	$1,366,316	$4,120,690
Total liabilities	3,087,635	1,456,030	168,890	1,495,255	4,531,877
Non-controlling interests	35,515	38,841	80,009	(18,515)	—
Total equity (deficit)	1,500,886	756,750	73,444	(110,424)	(411,187)

(1)

The consolidated historical financial data above may not be comparable due to the significant impact on our consolidated financial statements of (i) the Investment Management Business Sale in December 2012 and (ii) a corporate debt restructuring we completed in March 2011. Refer to Note 11 to our consolidated financial statements for additional details of the Investment Management Business sale. In addition, on April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. As a result, share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split.

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

Introduction

Blackstone Mortgage Trust is a real estate finance company that originates and purchases senior loans collateralized by properties in North America and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Our business is organized into two operating segments: the Loan Origination segment and the CT Legacy Portfolio segment.

2014 Highlights

Operating results:

•	Net income of $1.86 per share in 2014 represents an increase of 129.6% compared to 2013, reflecting the launch of our senior lending program in May 2013.

•	Achieved Core Earnings of $91.6 million during 2014 compared to $18.9 million during 2013.

•	Declared aggregate dividends of $1.98 per share in 2014, with the fourth quarter representing an annualized yield of 8.3% on our December 31, 2014 book value of $25.10.

•	Issued 28,275,000 shares of class A common stock at a weighted-average price of $27.14 per share, contributing to a net $0.85 per share increase in book value during 2014.

Loan originations:

•

Continued to grow our floating-rate Loan Origination portfolio with 35 loans closed during 2014, representing total commitments of $3.4 billion. As of December 31, 2014, 20% of our portfolio was secured by collateral located outside of the United States.

•	Total Loan Origination segment portfolio of $4.4 billion with a weighted-average loan-to-value of 64%, all of which are performing floating-rate loans.

Secured financings:

•	Credit capacity of $4.4 billion includes six revolving repurchase facilities, three asset-specific financings, four senior-loan participations sold, and one non-consolidated senior interest.

•	All-in cost of revolving repurchase facilities of L+2.11% as of December 31, 2014, providing stable, non-capital markets based mark-to-market financings.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends per share, Core Earnings per share, and book value per share. For the year ended December 31, 2014 we recorded earnings per share of $1.86, declared dividends of $1.98 per share, and reported $1.89 per share of Core Earnings. In addition, our book value per share as of December 31, 2014 was $25.10. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current Loan Origination segment portfolio and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and the allocation of basic and diluted net income per share between our two reportable segments based on the weighted average of our shares of class A common stock, including restricted class A common stock and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended December 31, 2014			Year Ended December 31, 2014
	Loan Origination	CT Legacy Portfolio	Total
Net income (loss)(1)	$26,323	$(4,833)	$21,490	$90,045
Weighted-average shares outstanding, basic and diluted	58,190,324	58,190,324	58,190,324	48,394,478

Net income (loss) per share,basic and diluted	$0.45	$(0.08)	$0.37	$1.86

Dividends per share			$0.52	$1.98

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current Loan Origination segment portfolio and operations. We also use Core Earnings to calculate the incentive and base management fees due to our Manager under our management agreement and, as such, we believe that the disclosure of Core Earnings is useful to our investors.

Core Earnings does not represent net income or cash generated from operating activities and should not be considered as an alternative to GAAP net income, or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except share and per share data):

	Three Months Ended December 31, 2014	Year Ended December 31, 2014
Net income(1)	$21,490	$90,045
CT Legacy Portfolio segment net loss (income)	4,833	(9,839)
Incentive management fees	817	1,659
Amortization of discount on convertible notes	408	1,600
Unrealized gain on foreign currency remeasurement	—	(203)
Non-cash compensation expense	2,528	8,363

Core Earnings	$30,076	$91,625

Weighted-average shares outstanding, basic and diluted	58,190,324	48,394,478

Core Earnings per share, basic and diluted	$0.52	$1.89

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Book Value Per Share

The following table calculates our book value per share and the allocation of our book value per share between our two reportable segments ($ in thousands, except share and per share data):

	December 31, 2014			December 31, 2013
	Loan Origination	CT Legacy Portfolio	Total
Stockholders’ equity	$1,442,891	$22,480	$1,465,371	$717,909
Shares
Class A common stock	57,350,170	57,350,170	57,350,170	28,801,651
Restricted class A common stock	919,719	919,719	919,719	700,000
Deferred stock units	118,919	118,919	118,919	101,233

	58,388,808	58,388,808	58,388,808	29,602,884

Book value per share	$24.71	$0.39	$25.10	$24.25

II. Loan Origination Portfolio

During the year ended December 31, 2014, our Loan Origination segment funded $3.1 billion of new loan commitments and generated interest income of $180.7 million. Our loan originations were financed with $1.7 billion of secured financings, $766.1 million of net proceeds from the sale of our class A common stock, and $571.2 million of loan principal collections. We incurred interest expense of $68.1 million during the year, which resulted in $112.6 million of net interest income during the year.

Portfolio Overview

The following table details our loan originations activity during the three months and year ended December 31, 2014 ($ in thousands):

	Three Months Ended December 31, 2014		Year Ended December 31, 2014
	Loan Commitments(2)	Loan Fundings(3)	Loan Commitments(2)	Loan Fundings(3)
Senior loans(1)	$780,880	$769,613	$3,441,255	$3,066,810
Subordinate loans	—	105	—	453

Total	$780,880	$769,718	$3,441,255	$3,067,263

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes new originations and additional commitments made under existing loan agreements.
(3)

Loan fundings during the three months ended December 31, 2014 included $137.1 million of additional fundings under existing loan commitments as of September 30, 2014, and loan fundings during the year ended December 31, 2014 included $53.8 million of additional fundings under existing loan commitments as of December 31, 2013.

As of December 31, 2014, the majority of loans in the Loan Origination segment were senior mortgages and similar credit quality loans.

The following table details overall statistics for our loan portfolio within the Loan Origination segment ($ in thousands):

	December 31, 2014	December 31, 2013
Number of loans	60	28
Principal balance	$4,462,897	$2,018,863
Net book value	$4,428,500	$2,000,223
Unfunded loan commitments(1)	$513,229	$164,283
Weighted-average cash coupon(2)	L+4.36%	L+4.64%
Weighted-average all-in yield(2)	L+4.81%	L+5.28%
Weighted-average maximum maturity (years)(3)	3.9	4.2

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next five years.
(2)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 14% of our loans earned interest based on LIBOR floors, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 15% are open to repayment by the borrower.

The charts below detail the geographic distribution and types of properties securing these loans, as of December 31, 2014 ($ in millions):

Refer to section V of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.

Asset Management and Performance

We actively manage the investments in our Loan Origination segment portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. Previously, our Manager assigned risk ratings between “1” and “8,” from less risk to greater risk.

As of December 31, 2014, all of the investments in the Loan Origination segment are performing as expected and the weighted-average risk rating of our loan portfolio is 2.2.

Secured Financings

Our secured financings included revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold. The following table details our revolving repurchase facilities outstanding ($ in thousands):

	December 31, 2014					Dec. 31, 2013 Borrowings Outstanding
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings(3)
Lender			Potential	Outstanding	Available
Wells Fargo	$1,000,000	$747,256	$585,737	$484,365	$101,372	$—
Citibank	500,000	621,025	472,080	392,455	79,625	334,692
Bank of America	500,000	557,810	441,201	389,347	51,854	271,320
JP Morgan(4)	488,155	544,654	422,249	341,487	80,762	257,610
MetLife	500,000	476,499	366,902	305,889	61,013	—
Morgan Stanley(5)	389,050	174,297	137,181	127,240	9,941	—

	$3,377,205	$3,121,541	$2,425,350	$2,040,783	$384,567	$863,622

(1)

Maximum facility size represents the total amount of borrowings in each repurchase agreement; however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility at the discretion of the lender.

(2)	Represents the principal balance of the collateral assets.

(3)

Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($238.2 million) facility.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($389.1 million) facility.

As of December 31, 2014, we had aggregate borrowings of $2.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum. As of December 31, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.8 years.

The following table details our asset-specific repurchase agreements and loan participations sold as of December 31, 2014 ($ in thousands):

	Asset-specific Repurchase Agreements		Loan Participations Sold(2)(3)

	Repurchase Agreements	Collateral Assets	Participations Sold	Underlying Loans

Number of loans	3	4	4	4
Principal balance	$324,553	$429,197	$499,433	$635,701
Weighted-average cash coupon(1)	L+2.68%	L+5.07%	L+2.51%	L+4.10%
Weighted-average all-in yield / cost(1)	L+3.16%	L+5.53%	L+2.71%	L+4.71%

(1)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

(2)	We also sold a $110.0 million senior interest in a loan that qualified for sale accounting under GAAP and is therefore no longer included on our consolidated balance sheet.
(3)	During 2014, we recorded $12.4 million of interest expense related to our loan participations sold.

Refer to Note 6 to our consolidated financial statements for additional terms and details of our secured financings, including certain financial covenants.

Floating Rate Portfolio

Our Loan Origination segment portfolio as of December 31, 2014 was comprised of floating rate loans financed by floating rate secured debt, which results in a return on equity that is correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. For instance, all other things being equal, as of December 31, 2014, a 100 basis point increase in LIBOR would have increased our net income by $15.2 million per annum, or $0.26 per share, while a 10 basis point decrease in LIBOR would have decreased our net income to $902,000 per annum, or $0.02 per share.

The following table details our Loan Origination segment’s sensitivity to interest rates ($ in thousands):

December 31, 2014
Floating rate loans(1)	$4,462,897
Floating rate debt(1)(2)	(2,864,769)

Net floating rate exposure	$1,598,128

Net income impact from 100 bps increase in LIBOR(3)	$15,160

Per share impact, basic and diluted	$0.26

(1)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.17% as of December 31, 2014.

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

III. CT Legacy Portfolio

As of December 31, 2014, Our CT Legacy Portfolio segment consists of: (i) our interests in CT Legacy Partners, LLC, or CT Legacy Partners and (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the year ended December 31, 2014, our CT Legacy Portfolio segment recorded net income of $9.8 million driven primarily by (i) $28.0 million of revenue from our carried interest in CTOPI and (ii) $13.3 million of net unrealized gains on investments carried at fair value in CT Legacy Partners. This was offset by (i) $12.9 million of compensation expenses triggered by CTOPI carried interest distributions received and (ii) the recognition of an $8.6 million loss as a result of the 100% impairment of our subordinate interests in CT CDOI which resulted in its deconsolidation.

CT Legacy Partners

As of December 31, 2014, the CT Legacy Partners portfolio consisted of cash, loans, securities, and other assets. As of December 31, 2014, CT Legacy Partners’ total equity was $60.8 million, of which $25.3 million was owned by Blackstone Mortgage Trust, Inc., and $35.5 million was allocated to non-controlling interests. Assuming a $3.5 million fully-vested payment of the related management incentive awards plan, our net interest in CT Legacy Partners would be $21.8 million. We periodically accrue a payable for the management incentive awards plan based on the vesting schedule for the awards and continued employment with an affiliate of our Manager of the award recipients. As of December 31, 2014, our balance sheet includes $2.8 million in accounts payable and accrued expenses for the management incentive awards plan. Refer to Note 10 to our consolidated financial statements for additional discussion of the CT Legacy Partners management incentive plan.

Carried Interest in CTOPI

In 2012, we transferred our management of CTOPI and sold our 4.6% co-investment to Blackstone. However, we retained our carried interest in CTOPI following the sale, which entitles us to earn carried interest distributions in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We own a net 55% of the carried interest of CTOPI’s general partner; the remaining 45% is payable under previously issued incentive awards. Refer to Note 5 to our consolidated financial statements for additional discussion of the CTOPI incentive awards.

During the year ended December 31, 2014, CTOPI returned all capital to its limited partners and made a $17.9 million carried interest distribution to us. In addition, the return of investor capital by CTOPI eliminated the remaining contingencies related to our recognition of $10.2 million of prior tax advance distributions, resulting in total carried interest revenue recognized of $28.0 million.

As of December 31, 2014, we had been allocated $5.8 million of carried interest revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value, and after payment of the related incentive awards. Generally, we defer the recognition of income on our carried interest in CTOPI until cash is collected or appropriate contingencies have been eliminated. As a result, our net investment in the CTOPI carried interest had a book value of zero as of December 31, 2014.

IV. Our Results of Operations and Liquidity

Results of Operations

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics for the years ended December 31, 2014, 2013, and 2012 ($ in thousands, except per share data):

	Year Ended December 31,		2014 vs 2013	Year Ended December 31,		2013 vs 2012

	2014	2013		$2013	2012	$
Income from loans and other investments
Interest and related income	$184,766	$53,164	$131,602	$53,164	$34,939	$18,225
Less: Interest and related expenses	69,143	18,017	51,126	18,017	38,138	(20,121)

Income (loss) from loans and other investments, net	115,623	35,147	80,476	35,147	(3,199)	38,346
Other expenses
Management and incentive fees	19,491	5,937	13,554	5,937	—	5,937
General and administrative expenses	27,799	11,505	16,294	11,505	10,369	1,136

Total other expenses	47,290	17,442	29,848	17,442	10,369	7,073
Impairments, provisions, and valuation adjustments	13,258	8,676	4,582	8,676	87,891	(79,215)
(Loss) gain on deconsolidation of subsidiary	(8,615)	—	(8,615)	—	200,283	(200,283)
Other income (loss)	—	38	(38)	38	6,000	(5,962)
Income from equity investments in unconsolidated subsidiaries	28,036	—	28,036	—	1,781	(1,781)

Income before income taxes	101,012	26,419	74,593	26,419	282,387	(255,968)
Income tax provision	518	995	(477)	995	174	821

Income from continuing operations	$100,494	$25,424	$75,070	$25,424	$282,213	$(256,789)

Loss from discontinued operations, net of tax	—	—	—	—	(2,138)	2,138
Loss on sale of discontinued operations	—	—	—	—	(271)	271

Net income	$100,494	$25,424	$75,070	$25,424	$279,804	$(254,380)

Net income attributable to non-controlling interests	(10,449)	(10,392)	(57)	(10,392)	(98,780)	88,388

Net income attributable to Blackstone Mortgage Trust, Inc.	$90,045	$15,032	$75,013	$15,032	$181,024	$(165,992)

Income from continuing operations per share – diluted	$1.86	$0.81		$0.81	$74.16
Net income per share – diluted	$1.86	$0.81		$0.81	$73.13
Dividends per share	$1.98	$0.72		$0.72	$20.00

Income from loans and other investments, net

Income from loans and other investments, net increased by $80.5 million during 2014 compared to 2013. This increase is comprised of $84.0 million related to our Loan Origination segment offset by a decrease of $3.5 million related to our CT Legacy Portfolio segment. The increase in our Loan Origination segment is a result of operating our originations business for a full year in 2014, compared to only a partial year of operations in 2013. The decrease in the CT Legacy Portfolio segment was driven by loan repayments received during the year.

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

Other expenses

Other expenses includes management and incentive fees paid to our Manager and general and administrative expenses. All general and administrative expenses incurred during 2012 related to our former investment management business have been reclassified to loss from discontinued operations.

Other expenses increased by $29.8 million during 2014 compared to 2013 primarily due to (i) an increase of $13.6 million of management and incentive fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of shares of our class A common stock, (ii) $9.3 million of non-cash compensation expenses associated with our CT Legacy Portfolio segment incentive plans, and (iii) $6.9 million of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.

Other expenses increased by $7.1 million during 2013 compared to 2012 primarily due to (i) an increase of $6.0 million of management fees payable to our Manager, (ii) $2.5 million of non-cash compensation expenses driven by the accelerated vesting of certain awards under the CT Legacy Partners incentive plan, (iii) $1.7 million of additional professional fees and other operating costs, and (iv) $787,000 of additional expenses of our consolidated securitized vehicles. These were partially offset by a decrease of $3.8 million of transaction costs incurred during 2012 related to sale of our investment management business.

Impairments, provisions, and valuation adjustments

During 2014, we recognized $13.3 million of net gains on investments held by CT Legacy Partners.

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

Income from equity investments in unconsolidated subsidiaries

During 2014, we recognized $28.0 million of promote revenue from CTOPI. No such income was recognized during 2013.

The income from equity investments during 2012 of $1.8 million was comprised of income from our co-investments in CTOPI and CT High Grade II. In December 2012, these co-investments were sold as a component of the sale of our investment management business.

(Loss) gain on deconsolidation of subsidiary

During 2014, we recognized a loss of $8.6 million on the deconsolidation of CT CDO I resulting from the write-off of our subordinate interests in that securitization vehicle. Refer to Note 2 to our consolidated financial statements for further details.

During 2012, we recognized a gain of $146.4 million on the deconsolidation of CT Legacy Asset and $53.9 million on the deconsolidation of CT CDOs II and IV. These gains were primarily the result of a reversal of charges to GAAP equity resulting from losses previously recorded in excess of our economic interests in these vehicles.

Other significant items

Our income tax provision decreased by $477,000 during 2014 compared to 2013. The decrease was primarily driven by the repayment of investments held by our taxable REIT subsidiaries during 2013. During 2012, we recorded an income tax provision primarily related to alternative minimum taxes incurred as a result of our use of net operating losses, or NOLs, to offset 2012 taxable income.

As a result of the sale of our investment management business in December 2012, our 2014 and 2013 operating results do not include any income or expense items related to our former investment management business. The income and expense items related to our investment management business in 2012 have been reclassified to loss from discontinued operations.

Dividends per share

During 2014, we declared aggregate dividends of $101.3 million, or $1.98 per share. During 2013, we declared aggregate dividends of $21.1 million, or $0.72 per share. During 2012, we declared a special dividend of $48.6 million, or $20.00 per share.

Liquidity and Capital Resources

Capitalization

During 2014, we issued 28,275,000 shares of our class A common stock in public offerings at a weighted-average price to the underwriters of $27.14 per share. We generated aggregate net proceeds from these issuances of $766.1 million after deducting underwriting discounts and other offering expenses.

See Note 9 to our consolidated financial statements for additional details regarding our recent equity offerings.

During 2014, we entered into three revolving repurchase facilities, two asset-specific repurchase agreements, and sold three senior loan participations, providing $2.2 billion of financing capacity. As of December 31, 2014, we had aggregate borrowings of $2.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum. We also had three asset-specific repurchase agreements outstanding with an aggregate outstanding balance of $324.6 million, a cash coupon of LIBOR plus 2.68%, and an all-in cost of LIBOR plus 3.16%, as well as loan participations sold outstanding with an aggregate book balance of $499.4 million, a cash coupon of LIBOR plus 2.51%, and an all-in cost of LIBOR plus 2.71%.

See Note 6 to our consolidated financial statements for additional details regarding our secured financings.

As of December 31, 2014, we also had $172.5 million aggregate principal amount of convertible notes with a net book value of $161.9 million, which carry a cash coupon of 5.25% and an all-in cost of 5.87%. These notes mature in December 2018.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	As of December 31,
	2014	2013
Cash and cash equivalents	$51,810	$52,342
Available borrowings under repurchase facilities	384,567	218,555

	$436,377	$270,897

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to an aggregate of $200.0 million of our class A common stock.

Our existing loan portfolio also provides us with liquidity as loans are repaid, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $3.0 billion of outstanding debt obligations, our $513.2 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2014 were as follows ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$513,229	$70,135	$403,019	$40,075	$—
Revolving repurchase facilities(2)	2,040,783	253,825	1,729,769	57,189	—
Asset-specific repurchase agreements(3)	348,092	54,311	293,781	—	—
Loan participations sold(3)	556,388	43,997	114,138	398,253	—
Convertible notes, net	209,228	9,937	18,364	180,927	—

Total	$3,667,720	$432,205	$2,559,071	$676,444	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.

(2)

The allocation of our revolving repurchase facilities is based on the initial maturity date of each individual borrowing under our revolving repurchase facilities. Excludes the related future interest payment obligations, which are not fixed and determinable due to the revolving nature of these facilities.

(3)

Obligations were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Future interest payment obligations are determined using the relevant benchmark rates in effect as of December 31, 2014.

We are also required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 10 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities	$80,637	$28,669	$6,768
Cash flows from investing activities	(2,412,896)	(1,782,491)	189,601
Cash flows from financing activities	2,333,936	1,790,718	(215,764)

Net increase (decrease) in cash and cash equivalents	$1,677	$36,896	$(19,395)

We experienced a net increase in cash of $1.7 million for the year ended December 31, 2014, compared to a net increase of $36.9 million for the year ended December 31, 2013. During 2014, we (i) borrowed $1.2 billion under our repurchase facilities, (ii) generated $766.1 million of net proceeds from the sale of our class A common stock, (iii) received $620.4 million of proceeds from loan sales and principal collections, and (iv) and sold $432.5 million of loan participations. We used the proceeds from our debt and equity financing activities to originate $3.1 billion of new loans during the year ended December 31, 2014. Refer to Notes 6 and 9 to our consolidated financial statements for additional discussion of our sale of shares of class A common stock and our debt obligations, respectively. Refer to Note 3 to our consolidated financial statements for further discussion of our loan origination activity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2014 and 2013, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2014, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates and assumptions:

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

One of our subsidiaries, CT Legacy Partners, LLC, or CT Legacy Partners, accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this accounting treatment in consolidation and, accordingly, report the loans and other investments of CT Legacy Partners at fair value on our consolidated balance sheets.

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the current presentation including reclassifying (i) loans receivable, at fair value, into accrued interest receivable, prepaid expenses, and other assets, (ii) securitized debt obligations into accounts payable, accrued expenses, and other liabilities, and (iii) restricted class A common stock into class A common stock.

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

Assets of consolidated VIEs can only be used to satisfy the obligations of those VIEs. The liabilities of consolidated VIEs are non-recourse to us. Determination of the primary beneficiary can involve significant judgment by our Manager.

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

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Previously, our Manager assigned risk ratings between “1” and “8,” from less risk to greater risk.

Derivative Financial Instruments

We classify all derivative financial instruments as other assets or other liabilities on our consolidated balance sheets at fair value. The designation of derivative contracts as hedges, the measurement of their effectiveness, and the estimate of the fair value of the contracts all may involve significant judgments by our Manager, and changes to those judgments could significantly impact our reported results of operations.

On the date we enter into a derivative contract, we designate each contract as (i) a hedge of a net investment in a foreign operation, or net investment hedge, (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or cash flow hedge, (iii) a hedge of a recognized asset or liability, or fair value hedge, or (iv) a derivative instrument not to be designated as a hedging derivative, or freestanding derivative. For all derivatives other than those designated as freestanding derivatives, we formally document our hedge relationships and designation at inception. This documentation includes the identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and our evaluation of the effectiveness of its hedged transaction.

On a quarterly basis, we also formally assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of the effective portion of our hedges are reflected in accumulated other comprehensive income (loss) on our consolidated financial statements. Changes in the fair value of the ineffective portion of our hedges are included in net income (loss). Amounts are reclassified out of accumulated other comprehensive income (loss) and into net income (loss) when the hedged item is either sold or substantially liquidated. To the extent a derivative does not qualify for hedge accounting and is deemed a freestanding derivative, the changes in its value are included in net income (loss).

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

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

The value of each asset reported at fair value using Level 3 inputs is determined by an internal committee composed of members of senior management of our Manager, including our Chief Executive Officer, Chief Financial Officer, and other senior officers.

Certain of our other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 14 to our consolidated financial statements. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager. The use of different assumptions or methodologies could have a material effect on our estimated fair value amounts.

We are also required by GAAP to disclose fair value information about financial instruments, that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

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

•

Derivative financial instruments: The fair value of our foreign currency contracts were valued using advice from a third party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which a similar credit facility would have currently priced.

•	Convertible notes, net: The convertible notes are actively traded and their fair values were obtained using quoted market prices based on recent transactions.

•	Participations sold: The fair value of these instruments were estimated based on the value of the related loan receivable asset.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 12 to our consolidated financial statements for additional information.

V. Loan Portfolio Details

The following table provides details of the Loan Origination segment’s portfolio, on a loan-by-loan basis, as of December 31, 2014 ($ in millions):

	Loan Type(1)	Principal Balance	Book Balance	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Geographic Location	Property Type	Origination LTV	Risk Rating
1	Senior loan	$311.2	$307.1	L + 4.00%	L + 4.34%	5/22/2019	UK	Hotel	57%	2
2	Senior loan	181.0	179.8	L + 4.50%	L + 4.86%	11/9/2018	NY	Condo	68%	3
3	Senior loan	163.3	161.8	L + 3.80%	L + 4.31%	12/9/2019	US diversified	Office	65%	2
4	Senior loan	153.9	152.8	L + 3.50%	L + 4.01%	8/9/2019	IL	Office	71%	2
5	Senior loan	151.8	150.6	L + 4.75%	L + 5.14%	1/7/2019	US diversified	Other	71%	2
6	Senior loan	149.4	147.9	L + 3.40%	L + 3.62%	11/20/2019	UK	Hotel	62%	2
7	Senior loan	139.8	139.1	L + 4.75%	L + 5.27%	1/9/2019	NY	Office	70%	2
8	Senior loan	138.6	137.0	L + 5.50%	L + 5.96%	12/9/2019	CAN	Office	53%	3
9	Senior loan	133.4	133.0	L + 4.30%	L + 4.63%	12/1/2017	NY	Hotel	39%	3
10	Senior loan	120.4	119.4	L + 5.75%	L + 6.39%	6/20/2016	CA	Hotel	44%	3
11	Senior loan	119.4	118.0	L + 4.40%	L + 4.81%	3/9/2019	US diversified	Hotel	51%	2
12	Senior loan	97.7	97.4	L + 4.40%	L + 4.58%	3/9/2019	NY	Office	70%	2
13	Senior loan	97.7	97.3	L + 4.38%	L + 4.61%	11/9/2018	CA	Hotel	72%	2
14	Senior loan	95.1	94.0	L + 4.00%	L + 4.58%	3/4/2018	UK	Office	55%	2
15	Senior loan	89.5	89.4	L + 3.70%	L + 3.83%	9/30/2020	NY	Multifamily	62%	3
16	Senior loan	87.0	86.3	L + 4.30%	L + 4.83%	7/15/2019	NY	Multifamily	77%	2
17	Senior loan	87.5	86.3	L + 4.00%	L + 4.34%	11/20/2019	ES	Retail	71%	2
18	Senior loan	84.5	83.9	L + 4.35%	L + 4.77%	12/9/2018	NY	Office	64%	3
19	Senior loan	81.6	80.8	L + 3.75%	L + 4.12%	11/9/2019	NY	Retail	78%	2
20	Senior loan	80.0	79.4	L + 4.00%	L + 4.54%	6/9/2019	DC	Office	79%	2
21	Senior loan	78.9	78.8	L + 4.75%	L + 4.91%	12/28/2016	NY	Condo	70%	2
22	Senior loan	78.2	77.8	L + 5.00%	L + 5.38%	9/14/2018	US diversified	Other	64%	2
23	Senior loan	77.5	77.0	L + 3.85%	L + 4.15%	6/9/2019	FL	Office	74%	2
24	Senior loan	76.0	75.3	L + 3.65%	L + 4.03%	8/9/2019	IL	Office	64%	2
25	Senior loan	73.8	73.7	L + 3.95%	L + 4.04%	6/9/2018	CA	Office	73%	1
26	Senior loan	69.9	69.8	L + 3.85%	L + 4.02%	7/9/2018	GA	Multifamily	74%	2
27	Senior loan	69.9	69.2	L + 4.50%	L + 4.92%	6/15/2019	CA	Office	67%	2
28	Senior loan	68.0	67.9	L + 4.00%	L + 4.23%	6/10/2016	NY	Office	68%	2
29	Senior loan	61.0	60.6	L + 3.85%	L + 4.23%	10/10/2018	US diversified	Multifamily	76%	2
30	Senior loan	60.5	60.3	L + 5.00%	L + 5.75%	8/9/2018	VA	Office	70%	2
31	Senior loan	60.5	60.1	L + 4.35%	L + 4.71%	1/9/2019	NY	Office	70%	2
32	Senior loan	58.2	58.0	L + 4.25%	L + 4.67%	8/10/2018	US diversified	Diversified	60%	2
33	Senior loan	57.0	56.5	L + 4.50%	L + 4.92%	4/9/2019	NY	Multifamily	66%	3

continued…

	Loan Type(1)	Principal Balance	Book Balance	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Geographic Location	Property Type	Origination LTV	Risk Rating
34	Sub. Mortgage part.	54.4	53.8	L + 5.66%	L + 9.47%	4/9/2015	WA	Office	21%	1
35	Senior loan	50.0	49.7	L + 4.20%	L + 4.73%	4/9/2019	HI	Hotel	69%	2
36	Senior loan	48.4	48.6	L + 5.00%	L + 5.67%	12/9/2016	IL	Hotel	50%	2
37	Senior loan	48.5	48.1	L + 4.00%	L + 4.31%	9/9/2019	FL	Office	71%	2
38	Senior loan	48.0	47.7	L + 3.85%	L + 4.25%	9/10/2018	US diversified	Multifamily	76%	2
39	Senior loan	46.3	46.0	L + 4.25%	L + 4.64%	7/10/2018	CO	Hotel	69%	2
40	Senior loan	46.0	45.8	L + 4.25%	L + 4.78%	10/9/2018	CA	Hotel	51%	2
41	Senior loan	45.1	44.8	L + 4.50%	L + 4.86%	6/5/2019	UK	Retail	80%	2
42	Senior loan	45.0	44.6	L + 4.50%	L + 4.89%	1/9/2019	AZ	Office	68%	2
43	Senior loan	45.0	44.4	L + 4.15%	L + 4.63%	10/9/2019	NY	Hotel	65%	2
44	Senior loan	44.0	43.6	L + 4.25%	L + 4.94%	1/9/2017	NY	Multifamily	50%	2
45	Senior loan	43.5	43.4	L + 4.50%	L + 5.11%	7/16/2017	NY	Retail	69%	2
46	Senior loan	40.1	39.7	L + 4.00%	L + 4.67%	10/9/2019	TX	Office	70%	2
47	Senior loan	39.8	39.5	L + 4.30%	L + 4.70%	4/9/2019	CA	Office	71%	2
48	Senior loan	39.4	39.1	L + 3.85%	L + 4.04%	8/9/2018	IL	Office	69%	1
49	Senior loan	40.0	38.8	L + 4.00%	L + 6.14%	6/30/2018	CA	Office	71%	3
50	Mezzanine loan(4)	34.0	34.1	L + 12.56%	L + 12.35%	12/13/2017	NY	Condo	75%	3
51	Senior loan	34.0	33.5	L + 4.00%	L + 4.46%	7/20/2019	NL	Office	69%	2
52	Senior loan	32.9	33.0	L + 3.95%	L + 4.07%	8/9/2017	CO	Hotel	64%	1
53	Senior loan	31.0	30.7	L + 4.10%	L + 4.64%	1/9/2019	CA	Office	43%	2
54	Senior loan	29.3	28.9	L + 4.63%	L + 5.49%	11/27/2018	UK	Office	68%	2
55	Senior loan	28.0	27.8	L + 4.35%	L + 4.71%	12/9/2018	CA	Hotel	55%	2
56	Senior loan	27.9	27.7	L + 4.25%	L + 4.66%	4/9/2019	CA	Office	65%	2
57	Senior loan	26.0	25.9	L + 4.00%	L + 4.27%	3/9/2019	AZ	Other	69%	2
58	Senior loan	25.0	24.9	L + 6.83%	L + 7.59%	10/1/2017	NY	Condo	48%	3
59	Senior loan	9.5	9.5	L + 5.00%	L + 5.29%	11/6/2016	NY	Condo	20%	1
60	Senior loan	9.6	8.6	L + 5.00%	L + 5.77%	8/9/2019	GA	Office	43%	3

		$4,462.9	$4,428.5	L + 4.36%	L + 4.81%	3.9 years			64%	2.2

(1)

Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, note financings of senior mortgage loans, and pari passu participations in senior mortgage loans.

(2)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 14% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.

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

Loan Origination Portfolio

Our Loan Origination segment investments are exposed to the risks related to interest rate fluctuations discussed above. For instance, all other things being equal, as of December 31, 2014, a 100 basis point increase in LIBOR would have increased our net income by $15.2 million per annum, or $0.26 per share, while a 10 basis point decrease in LIBOR would have decreased our net income by $902,000 per annum or $0.02 per share. The table below details our interest rate exposure to this portfolio ($ in thousands):

December 31, 2014
Floating rate loans(1)	$4,462,897
Floating rate debt(1)(2)	(2,864,769)

Net floating rate exposure	$1,598,128

Net income impact from 100 bps increase in LIBOR(3)	$15,160

Per share impact, basic and diluted	$0.26

(1)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.17% as of December 31, 2014.

CT Legacy Portfolio

Our investments in CT Legacy Partners are also exposed to the risks related to interest rate fluctuations discussed above, however as a liquidating portfolio these investments are more sensitive to credit risk than interest rate risk.

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

Currency Risk

Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. Generally, we mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In certain circumstances, we may also enter into foreign currency derivative contracts to further mitigate this exposure.

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	December 31, 2014
Foreign currency assets	£405,331	€101,137	C$	162,434
Foreign currency liabilities	(324,954)	(22,684)		(113,270)
Foreign currency contracts – notional	—	—		(48,400)

Net exposure to exchange rate fluctuations	£80,377	€78,453	C$	764

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in US dollar terms of $12.5 million and $9.5 million, respectively, as of December 31, 2014. Our net asset exposure to the Canadian dollar has been hedged with foreign currency forward contracts.

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

Evaluation of Disclosure Controls and Procedures

The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Blackstone Mortgage Trust, Inc. and subsidiaries, or Blackstone Mortgage Trust, is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone Mortgage Trust’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

Blackstone Mortgage Trust’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the company; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the company’s management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2014, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2014, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2014, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2015 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2015 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2015 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2015 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2015 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.2

Fourth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

4.1

Indenture, dated as of November 25, 2013, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on November 25, 2013 and incorporated herein by reference).

4.2

First Supplemental Indenture, dated as of November 25, 2013, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on November 25, 2013 and incorporated herein by reference)

4.3	Form of 5.25% Convertible Senior Note due 2018 (included as Exhibit A in Exhibit 4.5)

10.1

Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.2

Trademark License Agreement, dated May 6, 2013, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 7, 2013 and incorporated herein by reference)

10.3

Assignment Agreement, dated as of December 19, 2012, by and among Huskies Acquisition LLC, Blackstone Holdings III L.P. and Capital Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.4	+

Capital Trust, Inc. Amended and Restated 1997 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on January 29, 1999 and incorporated herein by reference)

10.5	+

Capital Trust, Inc. 2007 Long-Term Incentive Plan (the “2007 Plan”) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 12, 2007 and incorporated herein by reference)

10.6	+	2007 Amendment to the 2007 Plan (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.7	+	Capital Trust, Inc. 2011 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 28, 2011 and incorporated herein by reference)

10.8	+	Form of Annual Bonus Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 1, 2012 and incorporated herein by reference)

10.9	+

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

10.12	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.13	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

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

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Manager Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.17	+	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.18

Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.19

Limited Liability Company Agreement of 42-16 Partners, LLC, dated as of May 13, 2013, by and between Blackstone Mortgage Trust, Inc. and Blackstone Holdings Finance Co. L.L.C. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 17, 2013 and incorporated herein by reference)

10.20

Letter Agreement, dated as of May 13, 2013, by and between Blackstone Mortgage Trust, Inc. and Blackstone Holdings Finance Co. L.L.C. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 17, 2013 and incorporated herein by reference)

10.21

Master Repurchase Agreement, dated as of May 21, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.22

Joinder Agreement, dated as of September 23, 2013, by Parlex 1 Finance, LLC, Parlex 3 Finance LLC and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.23

Amendment No. 1 to Master Repurchase Agreement, dated as of September 23, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.24

Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.25

Amendment No. 1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.26

Amendment No. 2 to Guarantee Agreement, dated as of February 21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.27

Master Repurchase and Securities Contract, dated as of June 7, 2013, by and between Wells Fargo Bank, National Association and SVP 2013 Finance, LLC (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.28

Limited Guarantee Agreement, dated as of June 7, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.29

Master Repurchase Agreement, dated as of June 12, 2013, by and between Citibank, N.A. and Parlex 2 Finance, LLC (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.30

First Amendment to Master Repurchase Agreement, dated as of July 26, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.31	*	Second Amendment to Master Repurchase Agreement, dated as of September 11, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc.

Exhibit Number		Exhibit Description

10.32	*	Third Amendment to Master Repurchase Agreement, dated as of November 20, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc.

10.33	*	Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc.

10.34

Fourth Amendment to Master Repurchase Agreement, dated as of January 31, 2014, by and between Citibank, N.A. and Parlex 2 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.35

Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.36	*	First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A.

10.37

Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.38

Master Repurchase Agreement, dated as of June 28, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.39

Amendment No. 1 to Master Repurchase Agreement, dated as of December 20, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.40

Guarantee Agreement, dated as of June 28, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.41

Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.42

Master Repurchase Agreement, dated as of December 20, 2013, among JPMorgan Chase Bank, National Association and Parlex 4 UK Finance, LLC and Parlex 4 Finance, LLC (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.43

Guarantee Agreement, dated as of December 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.44

Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.45

Master Repurchase and Securities Contract Agreement, dated as of March 3, 2014, among Parlex 6 UK Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.46

Parent Guaranty and Indemnity, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.47

Master Repurchase and Securities Contract, dated as of March 13, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.48

Amendment No. 1 to Master Repurchase and Securities Contract, dated as of March 21, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.49

Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.50

Master Repurchase Agreement, dated as of April 25, 2014, between 643 Single Family Finco 2014, LLC and Goldman Sachs Bank USA (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.51

Guaranty, dated as of April 25, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Goldman Sachs Bank USA (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.52

Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.53

Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.54

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference)

10.55

Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.56

Assignment and Assumption of Lease, dated as of December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings I L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.57

Consent to Assignment of Lease, and Fifth Lease Modification Agreement, dated December 19, 2012, between 410 Park Avenue Associates, L.P., Blackstone Holdings I L.P. and Capital Trust, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

23.2	*	Consent of Ernst & Young LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

99.1	*	Section 13(r) Disclosure

101.INS	++	XBRL Instance Document

101.SCH	++	XBRL Taxonomy Extension Schema Document

101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.
++

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

February 17, 2015	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 17, 2015 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 17, 2015 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal executive officer)

February 17, 2015 Date	/s/ Paul D. Quinlan Paul D. Quinlan Chief Financial Officer (Principal financial officer)

February 17, 2015 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Principal Accounting Officer

February 17, 2015 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 17, 2015 Date	/s/ Thomas E. Dobrowski Thomas E. Dobrowski, Director

February 17, 2015 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 17, 2015 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 17, 2015 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

February 17, 2015 Date	/s/ John G. Schreiber John G. Schreiber, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blackstone Mortgage Trust, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in (deficit) equity, and cash flows for the years then ended. Our audits also included the 2014 and 2013 information in the financial statement schedule listed in the Index at Item 15(a). The consolidated financial statements of the Company for the year ended December 31, 2012, before the effects of the adjustments to retrospectively apply the one-for-ten reverse stock split discussed in Note 13 to the consolidated financial statements, and the 2012 information in the financial statement schedule were audited by other auditors whose report, dated March 26, 2013, expressed an unqualified opinion on those financial statements and schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the 2014 and 2013 consolidated financial statements present fairly, in all material respects, the financial position of Blackstone Mortgage Trust, Inc. and subsidiaries as of December 31, 2014, and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2014 and 2103 information in the financial statement schedule, when considered in relation to the basic 2014 and 2013 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited the adjustments to the 2012 consolidated financial statements to retrospectively apply the one-for-ten reverse stock split, as discussed in Note 13 to the consolidated financial statements. Our procedures included (1) comparing the amounts shown in the earnings per share disclosures for 2012 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and income statement amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the amounts to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2012 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2012 consolidated financial statements taken as a whole.

/s/ Deloitte & Touche LLP

New York, New York

February 17, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Capital Trust, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in (deficit) equity, and cash flows of Capital Trust, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2012. Our audit also included the 2012 information in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of the Company’s operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such 2012 information in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

New York, New York

March 26, 2013

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$51,810	$52,342
Restricted cash	11,591	10,096
Loans receivable, net	4,428,500	2,047,223
Equity investments in unconsolidated subsidiaries	10,604	22,480
Accrued interest receivable, prepaid expenses, and other assets	86,016	80,639

Total assets	$4,588,521	$2,212,780

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$61,013	$97,153
Revolving repurchase facilities	2,040,783	863,622
Asset-specific repurchase agreements	324,553	245,731
Loan participations sold	499,433	90,000
Convertible notes, net	161,853	159,524

Total liabilities	3,087,635	1,456,030

Equity
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 58,269,889 and 29,501,651 shares issued and outstanding as of December 31, 2014 and 2013, respectively	583	295
Additional paid-in capital	2,027,404	1,252,986
Accumulated other comprehensive (loss) income	(15,024)	798
Accumulated deficit	(547,592)	(536,170)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,465,371	717,909
Non-controlling interests	35,515	38,841

Total equity	1,500,886	756,750

Total liabilities and equity	$4,588,521	$2,212,780

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2014	2013	2012
Income from loans and other investments
Interest and related income	$184,766	$53,164	$34,939
Less: Interest and related expenses	69,143	18,017	38,138

Income (loss) from loans and other investments, net	115,623	35,147	(3,199)
Other expenses
Management and incentive fees	19,491	5,937	—
General and administrative expenses	27,799	11,505	10,369

Total other expenses	47,290	17,442	10,369
Recovery of provision for loan losses	—	—	36,147
Valuation allowance on loans held-for-sale	—	1,259	—
Unrealized gain on investments at fair value	13,258	7,417	51,904
(Loss) gain on deconsolidation of subsidiary	(8,615)	—	200,283
Other income	—	38	5,840
Income from equity investments in unconsolidated subsidiaries	28,036	—	1,781

Income before income taxes	101,012	26,419	282,387
Income tax provision	518	995	174

Income from continuing operations	100,494	25,424	282,213
Loss from discontinued operations, net of tax	—	—	(2,138)
Loss on sale of discontinued operations	—	—	(271)

Net income	100,494	25,424	279,804

Net income attributable to non-controlling interests	(10,449)	(10,392)	(98,780)

Net income attributable to Blackstone Mortgage Trust, Inc.	$90,045	$15,032	$181,024

Income from continuing operations per share of common stock
Basic	$1.86	$0.81	$78.19

Diluted	$1.86	$0.81	$74.16

Loss from discontinued operations per share of common stock
Basic	$—	$—	$(1.03)

Diluted	$—	$—	$(1.03)

Net income per share of common stock
Basic	$1.86	$0.81	$77.16

Diluted	$1.86	$0.81	$73.13

Weighted-average shares of common stock outstanding
Basic	48,394,478	18,520,052	2,345,943

Diluted	48,394,478	18,520,052	2,475,294

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$100,494	$25,424	$279,804
Other comprehensive income
Unrealized (loss) gain on foreign currency remeasurement	(15,822)	798	—
Unrealized gain on derivative financial instruments	—	—	8,367
Gain on interest rate swaps no longer designated as cash flow hedges	—	—	2,481
Amortization of unrealized gains and losses on securities	—	—	(775)
Amortization of net deferred gains on settlement of swaps	—	—	(56)
Other-than-temporary impairments of securities related to fair value adjustments in excess of expected credit losses, net of amortization	—	—	688

Other comprehensive (loss) income	(15,822)	798	10,705

Comprehensive income	84,672	26,222	290,509
Comprehensive income attributable to non-controlling interests	(10,449)	(10,392)	(98,790)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$74,223	$15,830	$191,719

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in (Deficit) Equity

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2011	$222	$597,049	$(40,584)	$(667,111)	$(110,424)	$(18,515)	$(128,939)
Shares of class A common stock issued	50	9,950	—	—	10,000	—	10,000
Restricted class A common stock earned	4	993	—	—	997	—	997
Shares issued upon exercise of warrants	17	(17)	—	—	—	—	—
Deferred directors’ compensation	—	1,027	—	—	1,027	—	1,027
Other comprehensive income	—	—	10,695	—	10,695	10	10,705
Deconsolidation of subsidiaries	—	—	29,889	—	29,889	—	29,889
Net income	—	—	—	181,024	181,024	98,780	279,804
Dividends declared on common stock	—	—	—	(49,764)	(49,764)	—	(49,764)
Distributions to non-controlling interests	—	—	—	—	—	(266)	(266)

Balance at December 31, 2012	$293	$609,002	$—	$(535,851)	$73,444	$80,009	$153,453

Shares of class A common stock issued	265	633,549	—	—	633,807	—	633,807
Adjustment to par value for reverse stock split and charter amendment	(263)	263	—	—	—	—	—
Restricted class A common stock earned	—	1,057	—	—	1,064	—	1,064
Issuance of convertible notes	—	8,826	—	—	8,826	—	8,826
Deferred directors’ compensation	—	289	—	—	289	—	289
Other comprehensive income	—	—	798	—	798	—	798
Consolidation of subsidiaries	—	—	—	5,727	5,727	6,235	11,962
Net income	—	—	—	15,032	15,032	10,392	25,424
Dividends declared on common stock	—	—	—	(21,078)	(21,078)	—	(21,078)
Contributions from non-controlling interests	—	—	—	—	—	15,000	15,000
Distributions to non-controlling interests	—	—	—	—	—	(72,795)	(72,795)

Balance at December 31, 2013	$295	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750

Shares of class A common stock issued	288	765,855	—	—	766,143	—	766,143
Restricted class A common stock earned	—	7,983	—	—	7,983	—	7,983
Dividends reinvested	—	205	—	(205)	—	—	—
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive income	—	—	(15,822)	—	(15,822)	—	(15,822)
Net income	—	—	—	90,045	90,045	10,449	100,494
Dividends declared on common stock	—	—	—	(101,262)	(101,262)	—	(101,262)
Distributions to non-controlling interests	—	—	—	—	—	(13,775)	(13,775)

Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886

See accompanying notes to consolidated financial statements.

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income	$100,494	$25,424	$279,804
Adjustments to reconcile net income to net cash provided by operating activities
Recovery of provision for loan losses	—	—	(36,147)
Valuation allowance on loans held-for-sale	—	(1,259)	—
Unrealized gain on investments at fair value	(13,258)	(7,417)	(51,904)
Income from equity investments in unconsolidated subsidiaries	(28,036)	—	(1,781)
Loss (gain) on deconsolidation of subsidiary	8,615	—	(200,283)
Other non-cash income (loss)	—	(38)	(5,896)
Non-cash compensation expense	9,716	6,242	3,808
Distributions of income from unconsolidated subsidiaries	17,867	8,795	1,933
Distributions from CT Legacy Asset	—	—	9,581
Loss on sale of discontinued operations	—	—	271
Amortization of deferred interest on loans	(19,785)	(6,290)	(566)
Amortization of deferred financing costs and premiums/discount on debt obligations	9,900	4,935	12,133
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	(13,166)	116	(1,751)
Accounts payable, accrued expenses, and other liabilities	8,290	(1,839)	(2,434)

Net cash provided by operating activities	80,637	28,669	6,768

Cash flows from investing activities
Proceeds from Investment Management Business Sale	—	—	21,424
Origination and fundings of loans receivable	(3,067,263)	(2,327,913)	—
Origination and exit fees received on loans receivable	35,449	25,402	—
Principal collections and proceeds from the sale of loans receivable and other assets	620,413	508,718	172,462
Distributions from equity investments	—	7,151	—
Contributions to unconsolidated subsidiaries	—	—	(4,030)
Distributions from unconsolidated subsidiaries	—	—	1,006
(Increase) decrease in restricted cash	(1,495)	4,151	(1,261)

Net cash (used in) provided by investing activities	(2,412,896)	(1,782,491)	189,601

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from financing activities
Repayment and purchase of secured notes	—	(11,059)	—
Borrowings under revolving repurchase facilities	2,898,427	1,356,796	123,977
Repayments under revolving repurchase facilities	(1,709,740)	(571,380)	(58,464)
Borrowings under asset-specific repurchase agreements	298,512	310,827	—
Repayments under asset-specific repurchase agreements	(216,904)	(7,104)	—
Proceeds from issuance of convertible notes	—	168,415	—
Repayment of other liabilities	(20,794)	(98,965)	(241,945)
Proceeds from sale of loan participations	494,306	90,000	—
Repayment of loan participations	(61,836)	—	—
Payment of deferred financing costs	(16,160)	(8,867)	—
Settlement of interest rate swaps	—	(6,123)	—
Contributions from non-controlling interests	—	15,000	—
Purchase of and distributions to non-controlling interests	(13,775)	(72,853)	(16)
Proceeds from issuance of common stock	766,138	633,807	10,000
Dividends paid on class A common stock	(84,238)	(7,776)	(48,960)
Vesting of restricted class A common stock	—	—	(356)

Net cash provided by (used in) financing activities	2,333,936	1,790,718	(215,764)

Net increase (decrease) in cash and cash equivalents	1,677	36,896	(19,395)
Cash and cash equivalents at beginning of year	52,342	15,423	34,818
Effects of currency translation on cash and cash equivalents	(2,209)	23	—

Cash and cash equivalents at end of year	$51,810	$52,342	$15,423

Supplemental disclosure of cash flows information
Payments of interest	$(55,174)	$(12,702)	$(26,363)

(Payments) receipts of income taxes	$(1,473)	$8	$(2,747)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$30,357	$13,302	$804

Participations sold, net	432,470	90,000	—

Deconsolidation (consolidation) of subsidiaries	$8,615	$(38,913)	$371,621

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Blackstone Mortgage Trust is a real estate finance company that originates and purchases senior loans collateralized by properties in North America and Europe. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended. We are organized as a holding company and conduct our business primarily through our various subsidiaries. Our business is organized into two operating segments: the Loan Origination segment and the CT Legacy Portfolio segment.

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

One of our subsidiaries, CT Legacy Partners, LLC, or CT Legacy Partners, accounts for its operations in accordance with industry-specific GAAP accounting guidance for investment companies, pursuant to which it reports its investments at fair value. We have retained this accounting treatment in consolidation and, accordingly, report the loans and other investments of CT Legacy Partners at fair value on our consolidated balance sheets.

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the current presentation including reclassifying (i) loans receivable, at fair value, into accrued interest receivable, prepaid expenses, and other assets, (ii) securitized debt obligations into accounts payable, accrued expenses, and other liabilities, and (iii) restricted class A common stock into class A common stock.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Assets of consolidated VIEs can only be used to satisfy the obligations of those VIEs. The liabilities of consolidated VIEs are non-recourse to us. As of December 31, 2013, our consolidated balance sheet included $49.8 million of other assets and $40.2 million of other liabilities that were attributable to CT CDO I, a consolidated VIE which was part of our CT Legacy Portfolio segment. During 2014, we recorded a 100% impairment of our residual interests in CT CDO I. As a result of this impairment, we no longer have a variable interest in CT CDO I, and therefore ceased to be its primary beneficiary. This resulted in the recognition of an $8.6 million loss on the deconsolidation of CT CDO I on our consolidated statement of operations. As of December 31, 2014, we no longer had any assets or liabilities on our consolidated balance sheet attributable to a consolidated VIE.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

1 –	Very Low Risk

2 –	Low Risk

3 –	Medium Risk

4 –	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 –	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Previously, our Manager assigned risk ratings between “1” and “8,” from less risk to greater risk.

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

Derivative Financial Instruments

We classify all derivative financial instruments as other assets or other liabilities on our consolidated balance sheets at fair value.

On the date we enter into a derivative contract, we designate each contract as (i) a hedge of a net investment in a foreign operation, or net investment hedge, (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability, or cash flow hedge, (iii) a hedge of a recognized asset or liability, or fair value hedge, or (iv) a derivative instrument not to be designated as a hedging derivative, or freestanding derivative. For all derivatives other than those designated as freestanding derivatives, we formally document our hedge relationships and designation at inception. This documentation includes the identification of the hedging instruments and the hedged items, its risk management objectives, strategy for undertaking the hedge transaction and our evaluation of the effectiveness of its hedged transaction.

On a quarterly basis, we also formally assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of the effective portion of our hedges are reflected in accumulated other comprehensive income (loss) on our consolidated financial statements. Changes in the fair value of the ineffective portion of our hedges are included in net income (loss). Amounts are reclassified out of accumulated other comprehensive income (loss) and into net income (loss) when the hedged item is either sold or substantially liquidated. To the extent a derivative does not qualify for hedge accounting and is deemed a freestanding derivative, the changes in its value are included in net income (loss).

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

Loan Participations Sold

Loan participations sold represent senior interests in certain loans that we sold, however we present such loan participations sold as liabilities because these arrangements do not qualify as sales under GAAP. These participations are non-recourse and remain on our consolidated balance sheet until the loan is repaid. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or Codification, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

The estimated value of each asset reported at fair value using Level 3 inputs is determined by an internal committee composed of members of senior management of our Manager, including our Chief Executive Officer, Chief Financial Officer, and other senior officers.

Certain of our other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 14. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

We are also required by GAAP to disclose fair value information about financial instruments, that are not otherwise reported at fair value in our consolidated balance sheet, to the extent it is practicable to estimate a fair value for those instruments. These disclosure requirements exclude certain financial instruments and all non-financial instruments.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants. In the case of impaired loans receivable, fair value was determined based on the lower of amortized cost and the value of the underlying real estate collateral.

•

Derivative financial instruments: The fair value of our foreign currency contracts was valued using advice from a third party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which a similar credit facility would have currently priced.

•	Convertible notes, net: The convertible notes are actively traded and their fair values were obtained using quoted market prices based on recent transactions.

•	Participations sold: The fair value of these instruments were estimated based on the value of the related loan receivable asset.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 12 for additional information.

Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain of its employees that vest over the life of the awards as well as deferred stock units issued to certain members of our Board of Directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 13 for additional information.

Earnings per Share

Basic earnings per share, or Basic EPS, is computed in accordance with the two-class method and is based on the net earnings allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by the weighted-average number of shares of class A common stock, including restricted class A common stock and deferred stock units outstanding during the period. Our restricted class A common stock is considered a participating security, as defined by GAAP, and has been included in our Basic EPS under the two-class method as these restricted shares have the same rights as our other shares of class A common stock, including participating in any gains or losses.

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by the weighted-average number of shares of class A common stock, including restricted class A common stock and deferred stock units. Refer to Note 9 for additional discussion of earnings per share.

Foreign Currency

In the normal course of business, we enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed when incurred.

Segment Reporting

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with loan origination and acquisition, the capitalization of our loan portfolio, and the costs associated with operating our business generally. The CT Legacy Portfolio segment includes our activities specifically related to CT Legacy Partners and our equity investment in CTOPI. Our Manager makes operating decisions and assesses the performance of each of our business segments based on financial and operating data and metrics generated from our internal information systems.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2016, and is to be applied prospectively. We do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” or ASU 2014-11. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. We currently record our repurchase arrangements as secured borrowings and do not anticipate that ASU 2014-11 will have a material impact on our consolidated financial statements.

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

3. LOANS RECEIVABLE

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2014	December 31, 2013
Number of loans	60	31
Principal balance	$4,462,897	$2,077,227
Net book value	$4,428,500	$2,047,223
Unfunded loan commitments(1)	$513,229	$164,283
Weighted-average cash coupon(2)	L+4.36%	L+4.64%
Weighted-average all-in yield(2)	L+4.81%	L+5.26%
Weighted-average maximum maturity (years)(3)	3.9	4.1

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 14% of our loans earned interest based on LIBOR floors, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 15% are open to repayment by the borrower.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Activity relating to our loans receivable was ($ in thousands):

	Principal Balance	Deferred Fees and Other Items	Net Book Value
December 31, 2013	$2,077,227	$(30,004)	$2,047,223
Loan fundings	3,067,263	—	3,067,263
Loan repayments and sales	(591,246)	—	(591,246)
Unrealized loss on foreign currency translation	(52,801)	725	(52,076)
Deferred origination fees and expenses	—	(35,449)	(35,449)
Amortization of deferred fees and expenses	—	19,785	19,785
Realized loan losses(1)	(10,546)	10,546	—
Reclassification to other assets	(27,000)	—	(27,000)

December 31, 2014	$4,462,897	$(34,397)	$4,428,500

(1)

Includes a loan loss reserve of $10.5 million as of December 31, 2013, related to one loan in the CT Legacy Portfolio segment, owned by CT CDO I, with a principal balance of $10.5 million. This loan was subsequently written off in 2014 resulting in an aggregate loan loss reserve of zero as of December 31, 2014.

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	December 31, 2014		December 31, 2013
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior loans(1)	$4,340,586	98%	$1,800,329	88%
Subordinate loans(2)	87,914	2	246,894	12

	$4,428,500	100%	$2,047,223	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$1,878,605	42%	$864,666	42%
Hotel	1,267,486	29	390,492	19
Multifamily	426,094	10	341,819	17
Condominium	315,686	7	275,645	13
Retail	270,812	6	43,115	2
Other	269,817	6	131,486	7

	$4,428,500	100%	$2,047,223	100%

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
United States
Northeast	$1,383,258	31%	$828,571	40%
Southeast	657,484	15	243,798	12
West	628,275	14	469,262	23
Southwest	405,741	9	216,429	11
Midwest	335,406	8	85,708	4
Northwest	138,796	3	166,207	8

Subtotal	3,548,960	80	2,009,975	98
International
United Kingdom	622,692	14	37,248	2
Canada	137,024	3	—	—
Spain	86,289	2	—	—
Netherlands	33,535	1	—	—

Subtotal	879,540	20	37,248	2

Total	$4,428,500	100%	$2,047,223	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Loan Risk Ratings

As described in Note 2, our Manager evaluates our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on several factors. One of the primary factors considered is how senior or junior each loan is relative to other debt obligations of the borrower. Additional factors considered in the assessment include risk of loss, current LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2.

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings as of December 31, 2014 ($ in thousands):

	Senior Loans(1)			Subordinate Loans(2)
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value	Total Net Book Value
1 – 3	58	$4,374,532	$4,340,586	2	$88,365	$87,914	$4,428,500
4 – 5	—	—	—	—	—	—	—

	58	$4,374,532	$4,340,586	2	$88,365	$87,914	$4,428,500

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings as of December 31, 2013 ($ in thousands):

	Senior Loans(1)			Subordinate Loans(2)
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value	Total Net Book Value
1 – 3	26	$1,811,513	$1,800,329	3	$227,350	$219,894	$2,020,223
4 – 5	—	—	—	2	37,548	27,000	27,000

	26	$1,811,513	$1,800,329	5	$264,898	$246,894	$2,047,223

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Loan Impairments and Nonaccrual Loans

We do not have any loan impairments, nonaccrual loans, or loans in maturity default as of December 31, 2014. We did not have any material interest receivable accrued on nonperforming loans as of December 31, 2014 or 2013. As of December 31, 2013, CT CDO I, which was a component of our CT Legacy Portfolio segment, had one impaired subordinate interest in a mortgage loan with a gross book value of $10.5 million that was delinquent on its contractual payments. As of December 31, 2013, this loan was on nonaccrual status and we had recorded a 100% loan loss reserve on this loan. This loan was subsequently written off resulting in a loan loss reserve of zero as of December 31, 2014. As of December 31, 2013, CT CDO I had one loan with a net book value of $27.0 million in maturity default, but which had no reserve recorded due to our expectation of future repayment. In June 2014, this loan was restructured and reclassified to other assets.

4. LOANS HELD-FOR-SALE

During the first quarter of 2013, we reclassified a $6.6 million subordinate mortgage loan and its related $4.6 million provision for loan losses to loans held-for-sale. We subsequently sold this loan and recorded a $1.3 million valuation adjustment to reflect the position at its fair value based on the proceeds received from the sale. We did not have any loans classified as held-for-sale as of December 31, 2014 or 2013.

5. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of December 31, 2014, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2013	$22,480
Distributions	(17,867)
Deferred income allocation(1)	5,991

Total as of December 31, 2014	$10,604

(1)	In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

recognition of revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn carried interest revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of December 31, 2014, we had been allocated $10.6 million of carried interest revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received and appropriate contingencies have been eliminated. During the year ended December 31, 2014, we received a $17.9 million distribution from CTOPI in respect of our carried interest and recorded such amount as income in our consolidated statement of operations. In addition, we had previously recorded, but deferred recognition of, $10.2 million of advance distributions in respect of our carried interest to allow us to pay any taxes owed on phantom taxable income allocated to us from the partnership. We recognized $28.0 million of distributions as income during the year ended December 31, 2014 as all fund-level contingencies had been satisfied.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI carried interest distributions received by us. As of December 31, 2014, we had granted 96% of the pool, and the remainder was unallocated. If any awards remain unallocated at the time carried interest distributions are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 65% of these grants have the following vesting schedule: (i) one-third on the date of grant; (ii) one-third on September 13, 2012; and (iii) the remainder is contingent on continued employment with an affiliate of our Manager and upon our receipt of carried interest distributions from CTOPI. Of the remaining 35% of these grants, 31% are fully vested as a result of an acceleration event, and 4% vest solely upon our receipt of carried interest distributions from CTOPI or the disposition of certain investments owned by CTOPI.

During the year ended December 31, 2014, we made payments of $12.9 million under the CTOPI incentive plan, which amount was recognized as a component of general and administrative expenses in our consolidated statement of operations.

6. SECURED FINANCINGS

As of December 31, 2014, our secured financings included revolving repurchase facilities, asset-specific financings, and senior loan participations sold. During the year ended December 31, 2014, we entered into three revolving repurchase facilities, two asset-specific repurchase agreements, and sold three senior loan participations, providing an additional $2.2 billion of credit capacity.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Repurchase Agreements

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities outstanding ($ in thousands):

	December 31, 2014					Dec. 31, 2013 Borrowings Outstanding
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings(3)
Lender			Potential	Outstanding	Available
Wells Fargo	$1,000,000	$747,256	$585,737	$484,365	$101,372	$—
Citibank	500,000	621,025	472,080	392,455	79,625	334,692
Bank of America	500,000	557,810	441,201	389,347	51,854	271,320
JP Morgan(4)	488,155	544,654	422,249	341,487	80,762	257,610
MetLife	500,000	476,499	366,902	305,889	61,013	—
Morgan Stanley(5)	389,050	174,297	137,181	127,240	9,941	—

	$3,377,205	$3,121,541	$2,425,350	$2,040,783	$384,567	$863,622

(1)

Maximum facility size represents the total amount of borrowings in each repurchase agreement, however these borrowings are only available to us once sufficient collateral assets have been pledged under each facility at the discretion of the lender.

(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represent the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)	The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($238.2 million) facility.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($389.1 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $1.4 billion for the year ended December 31, 2014. As of December 31, 2014, we had aggregate borrowings of $2.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum. As of December 31, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.8 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following table outlines the key terms of our revolving repurchase facilities:

Lender	Rate(1)(2)	Guarantee(1)(3)	Advance Rate(1)	Margin Call(4)	Term/Maturity
Wells Fargo	L+1.82%	25%	78.82%	Collateral marks only	Term matched(5)
Citibank	L+1.93%	25%	76.68%	Collateral marks only	Term matched(5)
Bank of America	L+1.77%	50%	79.59%	Collateral marks only	May 21, 2019(6)
JP Morgan	L+1.94%	25%	77.92%	Collateral marks only	Term matched(5)(7)
MetLife	L+1.81%	50%	77.27%	Collateral marks only	June 29, 2020(8)
Morgan Stanley	L+2.32%	25%	78.71%	Collateral marks only	March 3, 2017

(1)	Represents a weighted-average based on collateral assets pledged and borrowings outstanding as of December 31, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(2)

Represents weighted-average cash coupon on borrowings outstanding as of December 31, 2014. As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

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

(6)	Includes two one-year extension options which may be exercised at our sole discretion.
(7)	Borrowings denominated in British pound sterling under this facility mature on December 30, 2016.
(8)	Includes five one-year extension options which may be exercised at our sole discretion.

Asset-Specific Repurchase Agreements

The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	December 31, 2014		December 31, 2013
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	3	4	4	4
Principal balance	$324,553	$429,197	$245,731	$334,857
Weighted-average cash coupon(1)	L+2.68%	L+5.07%	L+2.55%	L+4.79%
Weighted-average all-in yield / cost(1)	L+3.16%	L+5.53%	L+3.03%	L+5.38%

(1)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

The weighted-average outstanding asset-specific balance was $257.9 million for the year ended December 31, 2014.

Debt Covenants

Each of the guarantees related to our revolving repurchase facilities and asset-specific repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.1 billion as of December 31, 2014 plus 75% of the net cash proceeds of future equity issuances subsequent to December 31, 2014; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2014 and 2013, we were in compliance with these covenants.

Loan Participations Sold

The financing of a loan by the non-recourse sale of a senior interest in the loan through a participation agreement does not qualify as a sale under GAAP. Therefore, in the instance of such sales, we present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details statistics for our loan participations sold ($ in thousands):

	December 31, 2014		December 31, 2013
	Participations Sold	Underlying Loans	Participations Sold	Underlying Loans
Number of loans	4	4	1	1
Principal balance	$499,433	$635,701	$90,000	$173,837
Weighted-average cash coupon(1)	L+2.51%	L+4.10%	L+5.12%	L+5.66%
Weighted-average all-in yield / cost(1)	L+2.71%	L+4.71%	L+5.26%	L+9.25%

(1)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

7. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum. As of December 31, 2014, the Convertible Notes were carried on our consolidated balance sheet at $161.9 million, net of an unamortized discount of $7.3 million.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of December 31, 2014. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events including distributions above $0.50 per share, subject to certain limited exceptions. We may not redeem the Convertible Notes prior to maturity. As of December 31, 2014 we had the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share. As of December 31, 2014, the closing price of our class A common stock was $29.14 which exceeds our Convertible Notes conversion price of $28.66. As a result, the if-converted value of our convertible notes exceeded the principal balance by $2.9 million as of December 31, 2014.

We recorded a $9.1 million discount upon issuance of the Convertible Notes based on the implied value of the conversion option and an assumed effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. For the year ended December 31, 2014, we incurred total interest on our convertible notes of $11.5 million, of which $9.1 million related to cash coupon and $2.4 million related to the amortization of discount and certain issuance costs. We incurred total interest on our convertible notes of $1.1 million for the year ended December 31, 2013, of which $874,000 related to cash coupon and $197,000 related to the amortization of discount and certain issuance costs. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

8. DERIVATIVE FINANCIAL INSTRUMENTS

We may, from time to time, enter into derivative contracts to achieve certain risk management objectives. Currently, we use derivative financial instruments to manage, or hedge, the variability in the carrying value of certain of our net investments in consolidated, foreign currency-denominated subsidiaries caused by the

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

fluctuations in foreign currency exchange rates. Historically, our consolidated subsidiary, CT Legacy Partners, also used derivative financial instruments to manage, or hedge, the cash flow variability caused by the fluctuations in interest rates.

As of and during the year ended December 31, 2014, we had a net investment hedge on one Canadian dollar-denominated subsidiary which consisted of two Canadian dollar forward contracts. These foreign currency contracts had an aggregate notional value of $42.5 million, and their fair value of $1.1 million has been included as part of accrued interest receivable, prepaid expenses, and other assets on our consolidated balance sheet. The following table summarizes the notional and fair value amounts of our derivative financial instruments as of December 31, 2014 and 2013 ($ in thousands):

	December 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Currency Contracts	$42,525	$1,138	$—	$—

	$42,525	$1,138	$—	$—

The following table summarizes the impact of our derivative financial instruments to our consolidated statement of operations and consolidated statement of comprehensive income for the year ended December 31, 2014, 2013, and 2012 ($ in thousands):

	For the year ended December 31,
	2014	2013	2012
Net investment hedges – Foreign currency contracts
Gain recognized in other comprehensive income	$1,138	$—	$—

Gain reclassified from AOCI into net income	$—	$—	$—

Gain recognized in net income	$—	$—	$—

Freestanding derivatives – Interest rate contracts(1)
Loss recognized in other comprehensive income	$—	$—	$(10,449)

Loss reclassified from AOCI into net income	$—	$—	$(15,066)

Gain recognized in net income	$—	$136	$—

(1)

The interest rate derivatives represent five interest rate swaps that our consolidated subsidiary, CT Legacy Partners was party to during 2013. In June 2013, CT Legacy Partners terminated these interest rate swaps and recorded a gain of $136,000 which was included as a component of interest expense on our consolidated statements of operations for the year ended December 31, 2013. CT Legacy Partners is no longer party to any derivative financial instruments as of December 31, 2014.

9. EQUITY

Total equity increased by $744.1 million during the year ended December 31, 2014 to $1.5 billion. This increase was primarily driven by the issuance of additional shares of our class A common stock. See below for further discussion of our share issuances.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Share and Share Equivalents

Authorized Capital

We have the authority to issue up to 200,000,000 shares of stock, consisting of 100,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We do not have any shares of preferred stock issued and outstanding as of December 31, 2014.

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

The following table details our issuances of class A common stock during the year ended December 31, 2014 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings				2014 Total / Wtd.-Avg.
	January 2014	April 2014	September 2014	December 2014(3)
Shares Issued	9,775,000	9,200,000	9,200,000	100,000	28,275,000
Issue Price(1)	$26.25	$27.72	$27.49	$27.58	$27.14
Net Proceeds(2)	$256,092	$254,758	$252,530	$2,758	$766,138

(1)	Represents price per share paid to the underwriters.
(2)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.
(3)	Issuance represents 100,000 shares issued over a five-day period in December, with a weighted average issue price of $27.58, and generating net proceeds of $2.8 million.

We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 13 for additional discussion of these long-term incentive plans.

In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. During 2014, we issued 2,851 shares of class A common stock to Joshua A. Polan in exchange for his deferred stock units upon his decision not to stand for reelection to our board of directors.

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)(2)	2014	2013	2012
Beginning balance	29,602,884	3,016,407	2,277,344
Issuance of class A common stock	28,275,006	25,875,000	669,047
Issuance of restricted class A common stock, net	490,381	700,000	36,493
Issuance of deferred stock units	20,537	11,477	33,523

Ending balance	58,388,808	29,602,884	3,016,407

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(1)	Deferred stock units held by members of our board of directors totalled 118,919, 101,233, and 89,754 as of December 31, 2014, 2013, and 2012, respectively.
(2)	Share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See below for further discussion.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the year ended December 31, 2014, we issued six shares of class A common stock under the dividend reinvestment component and zero shares under the direct stock purchase plan component. As of December 31, 2014, 9,999,994 shares of class A common stock, in the aggregate, remain available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2014, we sold 100,000 shares of class A common stock under the ATM Agreements, with net proceeds totaling $2.8 million. As of December 31, 2014, sales of our class A common stock with an aggregate sales price of $197.2 million remain available for issuance under the ATM Agreements.

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

During the years ended December 31, 2014, 2013, and 2012 we declared dividends per share of $1.98, $0.72, and $20.00, respectively, representing aggregate dividends payment of $101.3 million, $21.1 million, and $49.8 million during each year.

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding for the indicated periods ($ in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income	$90,045	$15,032	$181,024
Weighted-average shares outstanding(1)	48,394,478	18,520,052	2,345,943
Warrants and options outstanding for the purchase of class A common stock	—	—	129,351

Weighted-average shares outstanding, diluted	48,394,478	18,520,052	2,475,294
Per share amount, basic	$1.86	$0.81	$77.16

Per share amount, diluted	$1.86	$0.81	$73.13

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

The following table sets forth the calculation of basic and diluted income from continuing operations per share based on the weighted-average of our shares of class A common stock, including restricted class A common stock and deferred stock units outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Income from continuing operations	$100,494	$25,424	$282,213
Net income attributable to non-controlling interests	(10,449)	(10,392)	(98,780)

Income from continuing operations attributable to Blackstone Mortgage Trust, Inc.	90,045	15,032	183,433
Weighted-average shares outstanding(1)	48,394,478	18,520,052	2,345,943
Warrants and options outstanding for the purchase of class A common stock	—	—	129,351

Weighted-average shares outstanding, diluted	48,394,478	18,520,052	2,475,294
Per share amount, basic	$1.86	$0.81	$78.19

Per share amount, diluted	$1.86	$0.81	$74.16

(1)	Share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split which we effected as of May 6, 2013. See above for further discussion.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of December 31, 2014, total accumulated other comprehensive loss was $15.0 million, representing the cumulative currency translation adjustment on assets and liabilities denominated in foreign currencies. During the year ended December 31, 2014, we recorded a $15.8 million currency translation loss in other comprehensive income. As of and during the year ended December 31, 2013, total accumulated other comprehensive income was $798,000 representing the currency translation adjustment on assets denominated in foreign currencies. The following table details the primary components of accumulated other comprehensive loss as of, and for the year ended, December 31, 2012 ($ in thousands):

Accumulated Other Comprehensive Loss	Mark-to-Market on Interest Rate Hedges	Deferred Gains on Settled Hedges	Other-than- Temporary Impairments	Unrealized Gains on Securities	Total
Total as of December 31, 2011	(27,423)	56	(16,578)	3,361	(40,584)
Unrealized gain on derivative financial instruments	8,367	—	—	—	8,367
Ineffective portion of cash flow hedges(1)	2,481	—	—	—	2,481
Amortization of net unrealized gains on securities	—	—	—	(775)	(775)
Amortization of net deferred gains on settlement of swaps	—	(56)	—	—	(56)
Other-than-temporary impairments of securities	—	—	678	—	678
Deconsolidation of subsidiaries	16,575	—	15,900	(2,586)	29,889

Total as of December 31, 2012	$—	$—	$—	$—	$—

(1)

As a result of the deconsolidation of CT Legacy Asset in the first quarter of 2012, the balance of accumulated other comprehensive income related to cash flow hedges of CT Legacy Asset was reclassified to interest expense.

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of December 31, 2014, CT Legacy Partners’ total equity was $60.8 million, of which $25.3 million was owned by Blackstone Mortgage Trust, Inc., and $35.5 million was allocated to non-controlling interests.

10. OTHER EXPENSES

Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.

Management and Incentive Fees

Pursuant to our management agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our average outstanding Equity balance, as defined in the management agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in the management agreement) for the previous 12-month

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

period over (b) an amount equal to 7.00% per annum multiplied by our average outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since May 29, 2013, the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items and (ii) the net income (loss) related to our CT Legacy Portfolio segment.

During the years ended December 31, 2014 and 2013, we incurred $17.8 million and $5.9 million of management fees payable to our Manager, respectively. We did not incur any management fees payable to our Manager during the year ended December 31, 2012. During the year ended December 31, 2014, we incurred $1.7 million of incentive fees payable to our Manager. We did not incur any incentive fees payable to our Manager during the years ended December 31, 2013 and 2012.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31, 2014
	2014	2013	2012
Professional services	$2,627	$2,441	$895
Operating and other costs	2,009	1,797	1,732
Transaction costs – investment management sale	—	—	3,870

	4,636	4,238	6,497

Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan – CTOPI(1)	12,898	—	—
Management incentive awards plan – CT Legacy Partners(2)	1,374	5,089	2,232
Restricted class A common stock earned	7,988	1,064	1,353
Director stock-based compensation	375	263	223

	22,635	6,416	3,808

Expenses of consolidated securitization vehicles	528	851	64

	$27,799	$11,505	$10,369

(1)	Represents the portion of CTOPI carried interest revenue paid under compensation awards. See Note 5 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 Restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of December 31, 2014, incentive awards for 94% of the pool have been granted, and the remainder was unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 53% of these grants have the following vesting schedule: (i) 25% on the date of grant; (ii) 25% in March 2013; (iii) 25% in March 2014; and (iv) the remainder is contingent on continued employment with an

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 47% of these grants, 29% are fully vested as a result of an acceleration event, and 18% vest only upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $2.8 million as of both December 31, 2014 and 2013.

11. DISCONTINUED OPERATIONS

Investment Management Business Sale

On December 19, 2012, pursuant to a purchase and sale agreement, dated as of September 27, 2012, or Purchase Agreement, by and between us and an affiliate of Blackstone, we completed the disposition of our investment management and special servicing business for a purchase price of $21.4 million. The sale included our equity interests in CT Investment Management Co., LLC, our related private investment fund co-investments, and 100% of the outstanding class A preferred stock of CT Legacy REIT. We refer to the entire transaction as our Investment Management Business Sale. As a result of the Investment Management Business Sale, the income and expense items related to our investment management business have been reclassified to income from discontinued operations on our consolidated statements of operations for the year ended December 31, 2012.

The following table provides additional information on the components of discontinued operations ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Servicing fees	$—	$—	$9,686
Management fees from affiliates	—	—	6,312

Total revenues		—	15,998
General and administrative expenses	—	—	12,938

Income from discontinued operations before income taxes	—	—	3,060

Income tax provision	—	—	(5,198)

Loss from discontinued operations	$—	$—	$(2,138)

Loss on sale of discontinued operations	—	—	(271)

Loss from discontinued operations per share common stock:
Basic	$—	$—	$(1.03)

Diluted	$—	$—	$(1.03)

12. INCOME TAXES

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

During the years ended December 31, 2014, 2013, and 2012, we recorded a current income tax provision of $518,000, $995,000, and $174,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2014 or 2013.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2014, we had estimated NOLs of $159.0 million and NCLs of $32.0 million available to be carried forward and utilized in current or future periods. To the extent we are unable to utilize our NOLs, they will expire in 2029. To the extent we are unable to utilize our NCLs, $31.4 million will expire in 2015, and $602,000 will expire in 2017.

As of December 31, 2014, tax years 2011 through 2014 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under five benefit plans as of December 31, 2014: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2014, there were 939,319 shares available under the Current Plans.

We issued 490,381 and 700,000 shares of restricted class A common stock under our Current Plans during 2014 and 2013, respectively. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 919,719 shares of restricted class A common stock outstanding as of December 31, 2014 will vest as follows; 398,751 shares will vest in 2015; 357,511 shares will vest in 2016; and 163,457 shares will vest in 2017.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	700,000	$25.69
Granted	490,381	27.82
Vested	(270,662)	25.57

Balance as of December 31, 2014	919,719	$26.86

14. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets measured and reported at fair value on a recurring basis ($ in thousands):

	Level 1	Level 2	Level 3	Fair Value
December 31, 2014
Other assets, at fair value(1)	$—	$2,648	$47,507	$50,155
December 31, 2013
Other assets, at fair value(1)	$—	$1,944	$54,461	$56,405

(1)	Other assets include loans, securities, equity investments, and other receivables carried at fair value.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	2014 Other Assets	2013
		Loans Held-for-Sale, net	Other Assets	Investment in CT Legacy Assets
January 1,	$54,461	$—	$—	$132,000
Consolidation of CT Legacy Partners	—	—	164,780	(132,000)
Transfer from loans receivable, at fair value	—	2,000	—	—
Proceeds from investments	(20,231)	(3,259)	(118,635)	—
Adjustments to fair value included in earnings
Gain on investments at fair value	13,277	—	7,332	—
Valuation allowance on loans held-for-sale	—	1,259	—	—
Deferred interest	—	—	984	—

December 31,	$47,507	$—	$54,461	$—

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value. The following describes the key assumptions used in arriving at the fair value of each of these assets as of December 31, 2014 and 2013.

Securities: As of December 31, 2014 and 2013, our securities, which had a book value of $10.0 million and $9.4 million, respectively, were valued by obtaining assessments from third-party dealers.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Loans: The following table lists the range of key assumptions for each type of loans receivable as of December 31, 2014 and December 31, 2013 ($ in millions):

	Discount Rate	Recovery Percentage(1)	Fair Value as of
Collateral Type			December 31, 2014	December 31, 2013
Hotel	(2)	100%	$15.0	$15.0
Office	(3)	100%	4.0	25.7

			$19.0	$40.7

(1)

Represents the proportion of the principal expected to be collected relative to the loan balances as of December 31, 2014 and 2013, excluding loans for which there is no expectation of future cash flows.

(2)

The discount rate used to value our hotel loan portfolio was 7% as of December 31, 2014 and 2013. A 100 bp discount rate increase would result in a decrease in fair value of 0.3% and 1.4% as of December 31, 2014 and 2013, respectively.

(3)

The discount rates used to value our office loan portfolio was 15% as of December 31, 2014 and ranged from 6% to 15% as of December 31, 2013. A 100 bp discount rate increase would result in a decrease in fair value of 1.1% and 0.3% as of December 31, 2014 and 2013, respectively.

Equity investments and other receivables: As of December 31, 2014, equity investments and other receivables, which had an aggregate book value of $18.5 million, were generally valued by discounting expected cash flows.

There were no liabilities recorded at fair value as of December 31, 2014 or 2013. Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not reported in the statement of financial position at fair value, for which it is practicable to estimate that value.

The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 that are not reported in the statement of financial position at fair value ($ in thousands):

	December 31, 2014			December 31, 2013
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$51,810	$51,810	$51,810	$52,342	$52,342	$52,342
Restricted cash	11,591	11,591	11,591	10,096	10,096	10,096
Loans receivable, net	4,428,500	4,462,897	4,462,897	2,047,223	2,077,227	2,058,699

Financial liabilities
Revolving repurchase facilities	2,040,783	2,040,783	2,040,783	863,622	863,622	863,622
Asset-specific repurchase agreements	324,553	324,553	324,553	245,731	245,731	245,731
Loan participations sold	499,433	499,433	499,433	90,000	90,000	90,000
Convertible notes, net	161,853	172,500	181,341	159,524	172,500	181,772

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other significant fair value estimates are measured using unobservable inputs, or Level 3 inputs. The use of different assumptions or methodologies could have a material effect on our estimated fair value amounts. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

15. TRANSACTIONS WITH RELATED PARTIES

Transactions Related to Our Manager and its Affiliates

As further described in Note 11, in December 2012 we concluded multiple, related transactions with Blackstone and its affiliates, including: (i) the Investment Management Business Sale; (ii) the sale of 500,000 shares of our class A common stock for $20.00 per share; and (iii) the execution of a new external management agreement with our Manager. In addition, Blackstone received the right to designate two members of our board of directors and exercised that right by designating an employee and one of its senior advisors to replace two former members of our board of directors who resigned effective December 19, 2012. Certain of our former employees are now employed by an affiliate of our Manager.

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

On October 23, 2014, we and our Manager entered into a Second Amended and Restated Management Agreement, or the Second Amended and Restated Management Agreement. The Second Amended and Restated Management Agreement amended and restated the existing Management Agreement to, among other things: (i) incorporate the terms of Amendment No. 1 to our amended and restated Management Agreement; (ii) amend our investment guidelines to increase the threshold required for approval by the investment risk management committee of our board of directors from any proposed investment in excess of $150.0 million to any proposed investment in excess of $250.0 million; and (iii) revise the definitions for Incentive Compensation and Management Fee (in each case as defined in the Second Amended and Restated Management Agreement) to remove wording regarding the calculation of payments during 2013 that is no longer relevant.

As of December 31, 2014, our consolidated balance sheet included $6.3 million of accrued management and incentive fees payable to our Manager. During the year ended December 31, 2014, we paid $15.7 million of management and incentive fees to our Manager and reimbursed our Manager for $115,000 of expenses incurred on our behalf. In addition, as of December 31, 2014, our consolidated balance sheet includes $151,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the year ended December 31, 2014, CT Legacy Partners made aggregate preferred distributions of $2.1 million to such affiliate.

On October 23, 2014, we issued 337,941 shares of restricted class A common stock with a fair value of $9.4 million as of the grant date to our Manager under the 2013 Manager Plan. On October 3, 2013, we issued

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. During the years ended, December 31, 2014 and 2013, we recorded a non-cash expense related to these shares of $3.8 million and $767,000, respectively. Refer to Note 13 for further discussion of our restricted class A common stock.

During the years ended December 31, 2014 and 2013, CT CDO I incurred special servicing fees to our Manager of $522,000 and $847,000 respectively, of which it paid $139,000 and $847,000 respectively.

During the years ended December 31, 2014 and 2013, we paid fees of $26,000 and $9,000, respectively, to a third-party service provider for equity capital markets data services. This service provider was acquired by an affiliate of our Manager on August 6, 2014.

During the year ended December 31, 2014, we incurred $96,000 of fees to a third-party service provider for various administrative services that was owned by an affiliate of our Manager. We did not incur any of these fees during the year ended December 31, 2013.

During the year ended December 31, 2014, we incurred $80,000 of fees to an affiliate of our Manager for various administrative services. We did not incur any of these fees during the year ended December 31, 2013.

There may be conflicts between us and our Manager with respect to certain of the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

The Management Agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners, CTOPI, and CT CDO I, which may result in further conflicts between the economic interests of us and our Manager. Refer to Note 10 for further discussion of the Management Agreement with our Manager.

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

An affiliate of our Manager purchased 1,960,784 shares of our class A common stock as part of our stock offering on May 22, 2013. These shares were purchased for $25.50 each, the same price offered to non-affiliated purchasers. This affiliate owned class A common stock representing 5.4% of outstanding class A common stock and stock units as of February 10, 2015. In addition, an affiliate of our Manager was compensated $1.0 million for its role as co-manager of our offering of class A common stock on May 22, 2013 and $188,000 for its role as co-manager of our offering of convertible notes on November 19, 2013.

On October 2, 2013 we originated a $71.0 million loan, the proceeds of which were used by the borrower to repay an existing loan owned by an affiliate of our Manager.

On October 23, 2013, we purchased a $176.9 million loan from a third party. In conjunction with our acquisition of this loan, we consented to its restructuring, which restructuring resulted in an affiliate of our Manager earning a $2.3 million modification fee. During 2014, we received $119.4 million of proceeds from partial repayments of this loan, resulting in a net book value of $53.8 million as of December 31, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

On June 20, 2014, CT CDO I, CT Legacy Partners, CTOPI, and other affiliates of our Manager entered into a deed-in-lieu of foreclosure transaction which resulted in a restructuring of the interests held by each entity with respect to certain loans in our CT Legacy Portfolio segment with an aggregate principal balance of $35.0 million and an aggregate book value of $27.0 million.

Other Related-Party Transactions

In conjunction with the Investment Management Business Sale, we entered into a letter agreement with W.R. Berkley Corporation, or WRBC, pursuant to which we agreed not to undertake any offering of our class A common stock, or other equity securities, in an aggregate amount greater than $30.0 million without prior approval of a majority of the independent members of our board of directors. This one-time approval was obtained in conjunction with our May 2013 offering of class A common stock, and we are no longer required to obtain such approval for future offerings. An employee of WRBC was a member of our board of directors until our annual meeting held on June 18, 2014.

16. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of December 31, 2014, we had unfunded commitments of $513.2 million related to 35 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire over the next five years.

Income Tax Audit of CTIMCO

The Internal Revenue Service, or the IRS, is currently undergoing an examination of the federal income tax returns for the year ended December 31, 2012 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examination is on-going, and no adjustments have been communicated to us by the IRS. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined by the IRS to be owed by CTIMCO would ultimately be paid by us.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in our Manager’s opinion, will not have a material adverse effect on our consolidated financial position or results of operations. As of December 31, 2014, there are no reserves recorded for pending litigation.

Board of Director’s Compensation

As of December 31, 2014, of the eight members of our board of directors, five are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of December 31, 2014, the annual compensation for our directors was paid 50% in cash and 50% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

17. SEGMENT REPORTING

We operate our real estate finance business through a Loan Origination segment and a CT Legacy Portfolio segment. The Loan Origination segment includes our activities associated with the origination and acquisition of mortgage loans, the capitalization of our loan portfolio, and the costs associated with operating our business

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

generally. The CT Legacy Portfolio segment includes our activities specifically related to CT Legacy Partners and our equity investment in CTOPI. Our Manager identifies, makes operating decisions, and assesses the performance of each of our business segments based on financial and operating data and metrics generated from our internal information systems.

Our Loan Origination segment business commenced during 2013. Accordingly, no comparable segment data exists for 2012, or any other prior period, and we have therefore not retrospectively restated our previously reported 2012 information.

There were no transactions between our operating segments during the years ended December 31, 2014 and 2013. For the year ended December 31, 2014, 11% of our revenues were generated from international sources. Substantially all of our revenues for the year ended December 31, 2013 were generated from domestic sources.

The following table presents our consolidated statement of operations for each segment for the year ended December 31, 2014 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Income from loans and other investments
Interest and related income	$180,654	$4,112	$184,766
Less: Interest and related expenses	68,098	1,045	69,143

Income from loans and other investments, net	112,556	3,067	115,623
Other expenses
Management and incentive fees	19,491	—	19,491
General and administrative expenses	12,665	15,134	27,799

Total other expenses	32,156	15,134	47,290
Gain on investments at fair value	—	13,258	13,258
Loss on deconsolidation of subsidiaries	—	(8,615)	(8,615)
Income from equity investments in unconsolidated subsidiaries	—	28,036	28,036

Income before income taxes	80,400	20,612	101,012
Income tax provision	194	324	518

Net income	80,206	20,288	100,494
Net income attributable to non-controlling interests	—	(10,449)	(10,449)

Net income attributable to Blackstone Mortgage Trust, Inc.	$80,206	$9,839	$90,045

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents our consolidated balance sheet for each segment as of December 31, 2014 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Assets
Cash and cash equivalents	$51,810	$—	$51,810
Restricted cash	—	11,591	11,591
Loans receivable, net	4,428,500	—	4,428,500
Equity investments in unconsolidated subsidiaries	—	10,604	10,604
Accrued interest receivable, prepaid expenses, and other assets	36,531	49,485	86,016

Total assets	$4,516,841	$71,680	$4,588,521

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$47,328	$13,685	$61,013
Revolving repurchase facilities	2,040,783	—	2,040,783
Asset-specific repurchase agreements	324,553	—	324,553
Loan participations sold	499,433	—	499,433
Convertible notes, net	161,853	—	161,853

Total liabilities	3,073,950	13,685	3,087,635
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,442,891	22,480	1,465,371
Non-controlling interests	—	35,515	35,515

Total equity	1,442,891	57,995	1,500,886

Total liabilities and equity	$4,516,841	$71,680	$4,588,521

The following table presents our consolidated statement of operations for each segment for the year ended December 31, 2013 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Income from loans and other investments
Interest and related income	$41,621	$11,543	$53,164
Less: Interest and related expenses	13,053	4,964	18,017

Income from loans and other investments, net	28,568	6,579	35,147
Other expenses
Management and incentive fees	5,937	—	5,937
General and administrative expenses	5,149	6,356	11,505

Total other expenses	11,086	6,356	17,442
Valuation allowance on loans held-for-sale	—	1,259	1,259
Gain on investments at fair value	—	7,417	7,417
Gain on extinguishment of debt	—	38	38

Income before income taxes	17,482	8,937	26,419
Income tax benefit	31	964	995

Net income	17,451	7,973	25,424
Net income attributable to non-controlling interests	(193)	(10,199)	(10,392)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$17,258	$(2,226)	$15,032

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents our consolidated balance sheet for each segment as of December 31, 2013 ($ in thousands):

	Loan Origination	CT Legacy Portfolio	Total
Assets
Cash and cash equivalents	$52,342	$—	$52,342
Restricted cash	—	10,096	10,096
Loans receivable, net	2,000,223	47,000	2,047,223
Equity investments in unconsolidated subsidiaries	—	22,480	22,480
Accrued interest receivable, prepaid expenses, and other assets	21,020	59,619	80,639

Total assets	$2,073,585	$139,195	$2,212,780

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$21,104	$76,049	$97,153
Revolving repurchase facilities	863,622	—	863,622
Asset-specific repurchase agreements	245,731	—	245,731
Loan participations sold	90,000	—	90,000
Convertible notes, net	159,524	—	159,524

Total liabilities	1,379,981	76,049	1,456,030
Equity
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	693,604	24,305	717,909
Non-controlling interests	—	38,841	38,841

Total equity	693,604	63,146	756,750

Total liabilities and equity	$2,073,585	$139,195	$2,212,780

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

18. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2014, 2013, and 2012 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2014
Revenues(1)	$33,656	$42,466	$50,386	$58,258
Net income	$13,116	$38,439	$23,601	$25,338
Net income attributable to
Blackstone Mortgage Trust, Inc.	$13,065	$33,466	$22,024	$21,490
Net income per share of class A common stock:
Basic	$0.34	$0.70	$0.45	$0.37
Diluted	$0.34	$0.70	$0.45	$0.37
2013
Revenues(1)	$1,456	$6,017	$18,853	$26,837
Net (loss) income	$(1,597)	$6,768	$10,526	$9,728
Net (loss) income attributable to
Blackstone Mortgage Trust, Inc.	$(3,115)	$2,748	$8,320	$7,079
Net (loss) income per share of class A common stock:
Basic	$(1.03)	$0.22	$0.29	$0.24
Diluted	$(1.03)	$0.22	$0.29	$0.24
2012
Revenues(1)	$14,716	$6,763	$6,944	$6,517
Net income	$140,622	$3,351	$12,900	$122,931
Net income attributable to
Blackstone Mortgage Trust, Inc.	$66,553	$2,283	$6,999	$105,189
Net income per share of class A common stock:
Basic	$29.14	$1.00	$3.02	$42.21
Diluted	$27.39	$0.93	$2.84	$40.65

(1)	Excludes revenues from discontinued operations.

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. Earnings per share amounts have been adjusted to give retroactive effect to the reverse stock split, which we effected on May 6, 2013. See Note 9 for a further discussion of earnings per share.

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2014

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Face Amount of Loans	Carrying Amount of Loans(6)
Senior Mortgage Loans(1)
Borrower A	Hotel / UK	L + 4.00%	5/22/2019	I/O	$—	$311,240	$307,084
Borrower B	Condo / Northeast	L + 4.50%	11/9/2018	I/O	—	181,000	179,839
Borrower C	Office / Diversified	L + 3.80%	12/9/2019	I/O	—	163,300	161,770
Borrower D	Office / Midwest	L + 3.50%	8/9/2019	I/O	—	153,879	152,751
Borrower E	Other / Diversified	L + 4.75%	1/7/2019	I/O	—	151,767	150,618
Borrower F	Hotel / UK	L + 3.40%	11/20/2019	I/O	—	149,395	147,936
Borrower G	Office / Northeast	L + 4.75%	1/9/2019	I/O	—	139,809	139,099
Borrower H	Office / Canada	L + 5.50%	12/9/2019	I/O	—	138,644	137,024
Borrower I	Hotel / Northeast	L + 4.30%	12/1/2017	I/O	—	133,350	132,987
All other mortgage loans individually less than 3%	Various / Diversified	L + 3.65% – L + 6.83%	6/10/2016 – 9/30/2020		—	2,852,148	2,831,478

Total senior mortgage loans					—	4,374,532	4,340,586

Subordinate Loans(7)
Borrower AA	Office / Northwest	L + 5.66%	4/9/2015	I/O	88,986	54,399	53,833
Borrower BB	Condo / Northeast	L + 12.56%	12/13/2017	I/O	110,388	33,966	34,081

Total subordinate loans					199,374	88,365	87,914

Total loans					$199,374	$4,462,897	$4,428,500

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)

As of December 31, 2014, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)	Maximum maturity date assumes all extension options are exercised.
(4)	I/O = interest only.
(5)	Represents only third party liens.
(6)	The tax basis of the loans included above is approximately $3.9 billion as of December 31, 2014.
(7)	Includes subordinate interests in mortgages and mezzanine loans.

S-1

Blackstone Mortgage Trust, Inc.

Notes to Schedule IV

As of December 31, 2014

(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2014	2013	2012
Balance at January 1,	$2,047,223	$141,500	$869,269
Additions during period:
Consolidation (deconsolidation) of subsidiary	—	—	(645,163)
Loan fundings	3,067,263	2,327,914	26
Amortization of deferred fees and expenses	19,785	5,965	180
Unrealized gain on foreign currency translation	—	796	—
Valuation allowance on loans held-for-sale	—	1,259	—
Recovery of provision for loan losses	—	—	36,147
Deductions during period:
Collections of principal	(564,183)	(383,647)	(118,959)
Unrealized (loss) on foreign currency translation	(52,076)	—	—
Deferred origination fees and expenses	(35,449)	(25,402)	—
Loans sold	(27,063)	(21,162)	—
Transfers to other assets	(27,000)	—	—

Balance at December 31,	$4,428,500	$2,047,223	$141,500

S-2