Form 10-Q
period 2015-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2015-04-28
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of April 21, 2015 was 81,451,211.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$18,474	$51,810
Restricted cash	26,890	11,591
Loans receivable, net	4,943,383	4,428,500
Equity investments in unconsolidated subsidiaries	11,570	10,604
Accrued interest receivable, prepaid expenses, and other assets	85,381	86,016

Total assets	$5,085,698	$4,588,521

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$62,862	$61,013
Revolving repurchase facilities	2,241,630	2,040,783
Asset-specific repurchase agreements	407,203	324,553
Loan participations sold	708,845	499,433
Convertible notes, net	162,460	161,853

Total liabilities	3,583,000	3,087,635

Equity
Class A common stock, $0.01 par value, 100,000,000 shares authorized, 58,451,077 and 58,269,889 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	585	583
Additional paid-in capital	2,030,760	2,027,404
Accumulated other comprehensive loss	(31,756)	(15,024)
Accumulated deficit	(542,654)	(547,592)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	1,456,935	1,465,371
Non-controlling interests	45,763	35,515

Total equity	1,502,698	1,500,886

Total liabilities and equity	$5,085,698	$4,588,521

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Income from loans and other investments
Interest and related income	$63,407	$33,656
Less: Interest and related expenses	24,161	12,074

Income from loans and other investments, net	39,246	21,582
Other expenses
Management and incentive fees	6,671	3,397
General and administrative expenses	7,663	3,199

Total other expenses	14,334	6,596
Unrealized gain (loss) on investments at fair value	17,476	(1,339)
Income from equity investments in unconsolidated subsidiaries	3,950	—

Income before income taxes	46,338	13,647
Income tax provision	245	531

Net income	46,093	13,116

Net income attributable to non-controlling interests	(10,700)	(51)

Net income attributable to Blackstone Mortgage Trust, Inc.	$35,393	$13,065

Net income per share of common stock
Basic	$0.60	$0.34

Diluted	$0.60	$0.34

Weighted-average shares of common stock outstanding
Basic	58,576,025	37,967,365

Diluted	58,576,025	37,967,365

Dividends Declared per share of common stock	$0.52	$0.48

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$46,093	$13,116
Other comprehensive income:
Unrealized (loss) gain on foreign currency remeasurement	(16,732)	36

Comprehensive income	29,361	13,152
Comprehensive income attributable to non-controlling interests	(10,700)	(51)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$18,661	$13,101

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2013	$295	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued, net	99	255,994	—	—	256,093	—	256,093
Restricted class A common stock earned	(1)	1,741	—	—	1,740	—	1,740
Deferred directors’ compensation	—	139	—	—	139	—	139
Other comprehensive income	—	—	36	—	36	—	36
Net income	—	—	—	13,065	13,065	51	13,116
Dividends declared on common stock	—	—	—	(18,899)	(18,899)	—	(18,899)
Distributions to non-controlling interests	—	—	—	—	—	(575)	(575)

Balance at March 31, 2014	$393	$1,510,860	$834	$(542,004)	$970,083	$38,317	$1,008,400

Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	3,202	—	—	3,202	—	3,202
Dividends reinvested	—	60	—	(57)	3	—	3
Deferred directors’ compensation	—	94	—	—	94	—	94
Other comprehensive loss	—	—	(16,732)	—	(16,732)	—	(16,732)
Net income	—	—	—	35,393	35,393	10,700	46,093
Dividends declared on common stock	—	—	—	(30,398)	(30,398)	—	(30,398)
Distributions to non-controlling interests	—	—	—	—	—	(452)	(452)

Balance at March 31, 2015	$585	$2,030,760	$(31,756)	$(542,654)	$1,456,935	$45,763	$1,502,698

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$46,093	$13,116
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized (gain) loss on investments at fair value	(17,476)	1,339
Income from equity investments in unconsolidated subsidiaries	(3,950)	—
Non-cash compensation expense	6,104	1,970
Amortization of deferred interest on loans	(5,717)	(3,470)
Amortization of deferred financing costs and premiums/discount on debt obligations	3,519	1,625
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	2,021	(2,051)
Accounts payable, accrued expenses, and other liabilities	1,819	2,510

Net cash provided by operating activities	32,413	15,039

Cash flows from investing activities
Originations and fundings of loans receivable	(903,152)	(740,236)
Origination and exit fees received on loans receivable	6,078	7,121
Principal collections and proceeds from the sale of loans receivable and other assets	348,153	76,562
Increase in restricted cash	(15,299)	(581)

Net cash used in investing activities	(564,220)	(657,134)

Cash flows from financing activities
Borrowings under revolving repurchase facilities	588,980	760,462
Repayments under revolving repurchase facilities	(379,235)	(315,862)
Borrowings under asset-specific repurchase agreements	99,162	—
Repayments under asset-specific repurchase agreements	(8,320)	(23,250)
Repayment of other liabilities	—	(787)
Proceeds from sales of loan participations	256,000	—
Repayment of loan participations	(28,164)	—
Payment of deferred financing costs	(3,053)	(2,217)
Settlement of forward contracts	4,141	—
Distributions to non-controlling interests	(452)	(575)
Proceeds from issuance of class A common stock	3	256,093
Dividends paid on class A common stock	(30,300)	(13,276)

Net cash provided by financing activities	498,762	660,588

Net (decrease) increase in cash and cash equivalents	(33,045)	18,493
Cash and cash equivalents at beginning of period	51,810	52,342
Effects of currency translation on cash and cash equivalents	(291)	(1)

Cash and cash equivalents at end of period	$18,474	$70,834

Supplemental disclosure of cash flows information
Payments of interest	$(18,996)	$(7,629)

Payments of income taxes	$(129)	$(1,160)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(30,398)	$(18,899)

Participations sold, net	$227,836	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission.

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

Certain reclassifications have been made in the presentation of the prior period consolidated statement of cash flows to conform to the current period presentation.

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

Blackstone Mortgage Trust, Inc.

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

Loan Participations Sold

Loan participations sold represent senior interests in certain loans that we sold, however, we present such loan participations sold as liabilities because these arrangements do not qualify as sales under GAAP. These participations are non-recourse and remain on our consolidated balance sheet until the loan is repaid. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

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

(Unaudited)

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

Segment Reporting

We previously operated our business through two segments, the Loan Origination segment and the CT Legacy Portfolio segment. In the first quarter of 2015, as a result of asset resolutions in our CT Legacy Portfolio, our Manager determined that the CT Legacy Portfolio segment was no longer a distinct and separately managed business. Accordingly, we no longer present segment reporting.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments presented in ASU 2015-03 are consistent with the accounting guidance related to debt discounts. ASU 2015-03 is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and we are currently assessing the impact of ASU 2015-03 on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02. ASU 2015-02 amends the guidance related to accounting for the consolidation of certain legal entities. The modifications made in ASU 2015-02 impact limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. ASU 2015-02 is effective for the first interim or annual period beginning after December 15, 2015. We do not anticipate that the adoption of ASU 2015-02 will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 2015-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. We do not anticipate that the adoption of ASU 2014-15 will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures,” or ASU 2014-11. ASU 2014-11 amends the accounting guidance for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings, and requires additional disclosure about certain transactions by the transferor. ASU 2014-11 is effective for certain transactions that qualify for sales treatment for the first interim or annual period beginning after December 15, 2014. The new disclosure requirements for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that qualify for secured borrowing treatment is effective for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. We have historically recorded our repurchase arrangements as secured borrowings and, accordingly, the adoption of ASU 2014-11 did not have a material impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2015	December 31, 2014
Number of loans	60	60
Principal balance	$4,977,468	$4,462,897
Net book value	$4,943,383	$4,428,500
Unfunded loan commitments(1)	$550,012	$513,229
Weighted-average cash coupon(2)	L+4.26%	L+4.36%
Weighted-average all-in yield(2)	L+4.68%	L+4.81%
Weighted-average maximum maturity (years)(3)	3.7	3.9

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 8% of our loans earned interest based on LIBOR floors, with an average floor of 0.24%, as of March 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2015, 83% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 17% are open to repayment by the borrower.

Activity relating to our loans receivable was ($ in thousands):

	Principal Balance	Deferred Fees and Other Items	Net Book Value
December 31, 2014	$4,462,897	$(34,397)	$4,428,500
Loan fundings	903,152	—	903,152
Loan repayments and sales	(333,113)	—	(333,113)
Unrealized loss on foreign currency translation	(55,468)	673	(54,795)
Deferred origination fees and expenses	—	(6,078)	(6,078)
Amortization of deferred fees and expenses	—	5,717	5,717

March 31, 2015	$4,977,468	$(34,085)	$4,943,383

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	March 31, 2015		December 31, 2014
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior loans(1)	$4,909,214	99%	$4,340,586	98%
Subordinate loans(2)	34,169	1	87,914	2

	$4,943,383	100%	$4,428,500	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$2,516,133	51%	$1,878,605	42%
Hotel	1,269,408	26	1,267,486	29
Multifamily	414,807	8	426,094	10
Condominium	252,065	5	315,686	7
Retail	218,620	4	270,812	6
Other	272,350	6	269,817	6

	$4,943,383	100%	$4,428,500	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
United States
Northeast	$1,508,339	31%	$1,383,258	31%
West	756,791	15	628,275	14
Southeast	666,938	13	657,484	15
Northwest	416,234	8	138,796	3
Midwest	389,586	8	335,406	8
Southwest	377,964	8	405,741	9

Subtotal	4,115,852	83	3,548,960	80
International
United Kingdom	603,306	12	622,692	14
Canada	117,355	2	137,024	3
Spain	76,954	2	86,289	2
Netherlands	29,916	1	33,535	1

Subtotal	827,531	17	879,540	20

Total	$4,943,383	100%	$4,428,500	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes subordinate interests in mortgages and mezzanine loans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loan Risk Ratings

As further described in Note 2, our Manager evaluates our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, risk of loss, current LTV, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2.

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2015			December 31, 2014
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1	4	$405,957	$401,840	5	$209,961	$209,112
2	45	3,741,108	3,717,453	44	3,339,972	3,313,906
3	11	830,403	824,090	11	912,964	905,482
4 - 5	—	—	—	—	—	—

	60	$4,977,468	$4,943,383	60	$4,462,897	$4,428,500

We do not have any loan impairments, nonaccrual loans, or loans in maturity default as of March 31, 2015 or December 31, 2014.

4. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of March 31, 2015, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2014	$10,604
Deferred income allocation(1)	966

Total as of March 31, 2015	$11,570

(1)

In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of March 31, 2015, we had been allocated $11.6 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received or earned, pending distribution, and appropriate contingencies have been eliminated. During the three months ended March 31, 2015, we recognized $3.9 million of promote income from CTOPI in respect of our carried interest and recorded such amount as income in our consolidated statement of operations. This carried interest was earned and was available in cash at CTOPI pending distribution as of March 31, 2015.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. As of March 31, 2015, we had granted 96% of the pool, and the remainder was unallocated. If any awards remain unallocated at the time promote distributions are received by us, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

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

During the three months ended March 31, 2015, we accrued $1.8 million under the CTOPI incentive plan, which amount was recognized as a component of general and administrative expenses in our consolidated statement of operations.

5. SECURED FINANCINGS

As of March 31, 2015, our secured financings included revolving repurchase facilities, asset-specific financings, and senior loan participations sold. During the three months ended March 31, 2015, we increased the maximum facility size of three of our revolving repurchase facilities, entered into one asset-specific repurchase agreement, and sold one senior loan participation, providing an additional $1.1 billion of credit capacity.

Repurchase Agreements

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	March 31, 2015					Dec. 31, 2014 Borrowings Outstanding
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings(3)
Lender			Potential	Outstanding	Available
Wells Fargo	$1,000,000	$837,372	$654,656	$515,103	$139,553	$484,365
JP Morgan(4)	739,147	741,916	580,899	513,813	67,086	341,487
Bank of America	750,000	501,041	397,700	397,033	667	389,347
MetLife	750,000	527,611	409,178	347,943	61,235	305,889
Citibank	500,000	625,053	474,103	340,511	133,592	392,455
Morgan Stanley(5)	370,250	171,590	135,125	127,227	7,898	127,240

	$4,109,397	$3,404,583	$2,651,661	$2,241,630	$410,031	$2,040,783

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

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($226.6 million) facility, and $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($370.3 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.3 billion for the three months ended March 31, 2015. As of March 31, 2015, we had aggregate borrowings of $2.2 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.87% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.09% per annum. As of March 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.7 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table outlines the key terms of our revolving repurchase facilities:

Lender	Rate(1)(2)	Guarantee(1)(3)	Advance Rate(1)	Margin Call(4)	Term/Maturity
Wells Fargo	L+1.82%	25%	79.18%	Collateral marks only	Term matched(5)
JP Morgan	L+1.87%	25%	80.09%	Collateral marks only	Term matched(5)(6)
Bank of America	L+1.80%	50%	79.54%	Collateral marks only	May 21, 2019(7)
MetLife	L+1.81%	50%	77.82%	Collateral marks only	February 24, 2021(8)
Citibank	L+1.92%	25%	76.64%	Collateral marks only	Term matched(5)
Morgan Stanley	L+2.32%	25%	78.75%	Collateral marks only	March 3, 2017

(1)	Represents a weighted-average based on collateral assets pledged and borrowings outstanding as of March 31, 2015.
(2)

Represents weighted-average cash coupon on borrowings outstanding as of March 31, 2015. As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

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

(6)	Borrowings denominated in British pound sterling under this facility mature on January 7, 2018.
(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)	Includes five one-year extension options which may be exercised at our sole discretion.

Asset-Specific Repurchase Agreements

The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	March 31, 2015		December 31, 2014
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	4	5	3	4
Principal balance	$407,203	$539,043	$324,553	$429,197
Weighted-average cash coupon(1)	L+2.75%	L+5.21%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+3.20%	L+5.70%	L+3.16%	L+5.53%

(1)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield / cost includes the amortization of deferred origination fees / financing costs.

The weighted-average outstanding balance of our asset-specific repurchase agreements was $338.6 million for the three months ended March 31, 2015.

Debt Covenants

Each of the guarantees related to our revolving repurchase facilities and asset-specific repurchase agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.1 billion as of March 31, 2015 plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2015; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2015 and December 31, 2014, we were in compliance with these covenants.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The following table details statistics for our loan participations sold ($ in thousands):

	March 31, 2015		December 31, 2014
	Participations Sold	Underlying Loans	Participations Sold	Underlying Loans
Number of loans	4	4	4	4
Principal balance	$708,845	$879,043	$499,433	$635,701
Weighted-average cash coupon(1)	L+2.40%	L+4.06%	L+2.51%	L+4.10%
Weighted-average all-in cost / yield(1)	L+2.68%	L+4.36%	L+2.71%	L+4.71%

(1)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

6. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum. As of March 31, 2015, the Convertible Notes were carried on our consolidated balance sheet at $162.5 million, net of an unamortized discount of $6.9 million.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of March 31, 2015. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity. As of March 31, 2015, the conversion option value was zero based on the price of our class A common stock of $28.37. In addition, we had the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

We recorded a $9.1 million discount upon issuance of the Convertible Notes based on the implied value of the conversion option and an assumed effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the three months ended March 31, 2015, we incurred total interest on our convertible notes of $2.9 million, of which $2.3 million related to cash coupon and $630,000 related to the amortization of discount and certain issuance costs. During the three months ended March 31, 2014, we incurred total interest on our convertible notes of $2.9 million, of which $2.3 million related to cash coupon and $592,000 related to the amortization of discount and certain issuance costs. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

7. DERIVATIVE FINANCIAL INSTRUMENTS

We enter into derivative financial instruments to achieve certain risk management objectives. Currently, we use derivative financial instruments to manage, or hedge, the variability in the carrying value of certain of our net investments in consolidated, foreign currency-denominated subsidiaries caused by the fluctuations in foreign currency exchange rates. For derivatives that are designated and qualify as a hedge of net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portion of a net investment hedge is recognized in the consolidated statement of operations. For derivatives that are not designated as hedging instruments, the gain or loss is recognized in the consolidated statement of operations during the current period.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of and during the three months ended March 31, 2015, we had net investment hedges related to our investment in a Canadian dollar-denominated subsidiary which consisted of two forward contracts to sell Canadian dollars for United States dollars at agreed upon rates in May 2015. These foreign currency contracts had an aggregate notional value of CAD 44.0 million, and a fair value of $351,000 which is included as a component of accrued interest receivable, prepaid expenses, and other assets on our consolidated balance sheet. In addition, we had offsetting contracts to both sell and buy Canadian dollars in an amount of CAD 4.46 million in exchange for United States dollars in May 2015. The purpose of this contract was to effectively terminate part of a pre-existing contract. Due to the fact that these contracts offset, there was no gain or loss recognized in the consolidated statement of operations related to these contracts.

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position as of(1)		Fair Value of Derivatives in a Liability Position as of(2)
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$351	$1,138	$—	$—

Total derivatives designated as hedging instruments	351	1,138	—	—

Derivatives not designated as hedging instruments:
Foreign exchange contracts(3)	36	—	52	—

Total derivatives not designated as hedging instruments	—	—	52	—

Total Derivatives	$387	$1,138	$52	$—

(1)	Included in accrued interest receivable, prepaid expenses, and other assets in our consolidated balance sheet.
(2)	Included in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet.
(3)	Balances represent offsetting contracts with the same counterparty, both with a settlement date of May 11, 2015.

The following table summarizes the impact of our derivative financial instruments on our consolidated statement of operations and consolidated statement of comprehensive income for the three months ended March 31, 2015 and 2014 ($ in thousands):

Derivatives in Net Investment Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)(1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2015	2014		2015	2014
Foreign Exchange contracts	$3,337	$—	Gain (Loss) on Sale of Subsidiary	$—	$—

Total	$3,337	$—		$—	$—

(1)	During the three months ended March 31, 2015 we received a cash settlement of $4.1 million on our foreign currency forward contracts.

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2015, we were in net asset positions with all of our derivative counterparties.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. EQUITY

Share and Share Equivalents

Authorized Capital

As of March 31, 2015, we had the authority to issue up to 200,000,000 shares of stock, consisting of 100,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We do not have any shares of preferred stock issued and outstanding as of March 31, 2015. Refer to Note 15 for additional discussion of our authorized capital.

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 11 for additional discussion of these long-term incentive plans.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2015	2014
Beginning balance	58,388,808	29,602,884
Issuance of class A common stock	139	9,775,000
Issuance of restricted class A common stock, net	181,049	—
Issuance of deferred stock units	5,414	4,955

Ending balance	58,575,410	39,382,839

(1)	Deferred stock units held by members of our board of directors totalled 124,333 and 106,188 as of March 31, 2015 and 2014, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2015, we issued 139 shares of class A common stock under the dividend reinvestment component and zero shares under the direct stock purchase plan component. As of March 31, 2015, 9,999,855 shares of class A common stock, in the aggregate, remain available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the three months ended March 31, 2015. As of March 31, 2015, sales of our class A common stock with an aggregate sales price of $197.2 million remain available for issuance under the ATM Agreements.

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

On March 16, 2015, we declared a dividend of $0.52 per share, or $30.4 million, which was paid on April 15, 2015 to stockholders of record as of March 31, 2015. On March 14, 2014, we declared dividends of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to stockholders of record as of March 31, 2014.

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding for the indicated periods ($ in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income(1)	$35,393	$13,065
Weighted-average shares outstanding, basic and diluted	58,576,025	37,967,365

Per share amount, basic and diluted	$0.60	$0.34

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of March 31, 2015, total accumulated other comprehensive loss was $31.8 million, representing the cumulative currency translation adjustment on assets and liabilities denominated in foreign currencies. As of December 31, 2014, total accumulated other comprehensive loss was $15.0 million, representing the cumulative currency translation adjustment on assets and liabilities denominated in a foreign currency.

Non-controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of March 31, 2015, CT Legacy Partners’ total equity was $78.4 million, of which $32.6 million was owned by Blackstone Mortgage Trust, Inc., and $45.8 million was allocated to non-controlling interests.

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

During the three months ended March 31, 2015 and 2014, we incurred $5.5 million and $3.4 million of management fees payable to our Manager, respectively. During the three months ended March 31, 2015, we incurred $1.2 million of incentive fees payable to our Manager. We did not incur any incentive fees payable to our Manager during the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended
	March 31,
	2015	2014
Professional services	$795	$525
Operating and other costs	764	570

	1,559	1,095

Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	1,777	—
Management incentive awards plan - CT Legacy Partners(2)	1,030	136
Restricted class A common stock earned	3,203	1,740
Director stock-based compensation	94	94

	6,104	1,970

Expenses of consolidated securitization vehicles	—	134

	$7,663	$3,199

(1)	Represents the portion of CTOPI promote revenue accrued under compensation awards. See Note 4 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). As of March 31, 2015, incentive awards for 94% of the pool have been granted, and the remainder was unallocated. If any awards remain unallocated at the time distributions are paid, any amounts otherwise payable to the unallocated awards will be distributed pro rata to the plan participants then employed by an affiliate of our Manager.

Approximately 53% of these grants have the following vesting schedule: (i) 25% on the date of grant; (ii) 25% in March 2013; (iii) 25% in March 2014; and (iv) the remainder is contingent on continued employment with an

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 47% of these grants, 29% are fully vested as a result of an acceleration event, and 18% vest only upon our receipt of distributions from CT Legacy Partners.

We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $3.8 million and $2.8 million as of March 31, 2015 and December 31, 2014, respectively.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2015 and December 31, 2014, we were in compliance with all REIT requirements.

During the three months ended March 31, 2015 and 2014, we recorded a current income tax provision of $245,000 and $531,000, respectively, related to our taxable REIT subsidiaries as well as various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2015 or December 31, 2014.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service, or the IRS, with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2014, we had NOLs of $159.0 million and NCLs of $32.0 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, $31.4 million will expire in 2015, and $602,000 will expire in 2016 or later.

As of March 31, 2015, tax years 2010 through 2014 remain subject to examination by taxing authorities.

11. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of March 31, 2015, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under five benefit plans as of March 31, 2015: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2015, there were 752,856 shares available under the Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2015, we issued 187,674 shares of restricted class A common stock under our Current Plans. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,045,330 shares of restricted class A common stock outstanding as of March 31, 2015 will vest as follows: 402,559 shares will vest in 2015; 416,756 shares will vest in 2016; and 226,015 shares will vest in 2017.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	919,719	$26.86
Granted	187,674	29.38
Vested	(55,438)	25.61
Forfeited	(6,625)	27.14

Balance as of March 31, 2015	1,045,330	$27.38

12. FAIR VALUES

Assets Recorded at Fair Value

The following table summarizes our assets measured at fair value on a recurring basis ($ in thousands):

	Level 1	Level 2	Level 3	Fair Value(1)
March 31, 2015
Other assets, at fair value(1)	$—	$1,712	$49,967	$51,679
December 31, 2014
Other assets, at fair value(1)	$—	$2,648	$47,507	$50,155

(1)	Other assets include loans, securities, equity investments, and other receivables carried at fair value, as well as derivative financial instruments.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Three Months Ended March 31,
	2015	2014
January 1,	$47,507	$54,461
Proceeds from investments	(15,038)	(113)
Adjustments to fair value included in earnings
Unrealized gain (loss) on investments at fair value	17,498	(1,331)

March 31,	$49,967	$53,017

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value. The following describes the key assumptions used in arriving at the fair value of each of these assets as of March 31, 2015 and December 31, 2014.

Securities: As of March 31, 2015, our securities, which had a book value of $9.9 million, were valued by obtaining assessments from third-party dealers.

Loans: As of March 31, 2015, we had one loan with a fair value of $4.0 million and as of December 31, 2014, we had two loans with an aggregate fair value of $19.0 million. The discount rate used to value the remaining loan was 15% as of both March 31, 2015 and December 31, 2014. The discount rate used to value the loan that was outstanding as of December 31, 2014, but that repaid during 2015, was 7% as of December 31, 2014. A 100 bp discount rate increase would result in a decrease in fair value of 0.9% and 0.5% as of March 31, 2015 and December 31, 2014, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Equity investments and other receivables: As of March 31, 2015, equity investments and other receivables, which had an aggregate book value of $36.1 million, were generally valued by discounting expected cash flows.

There were no material liabilities recorded at fair value as of March 31, 2015 or December 31, 2014. Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2015			December 31, 2014
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$18,474	$18,474	$18,474	$51,810	$51,810	$51,810
Restricted cash	26,890	26,890	26,890	11,591	11,591	11,591
Loans receivable, net	4,943,383	4,977,468	4,977,468	4,428,500	4,462,897	4,462,897
Financial liabilities
Revolving repurchase facilities	2,241,630	2,241,630	2,241,630	2,040,783	2,040,783	2,040,783
Asset-specific repurchase agreements	407,203	407,203	407,203	324,553	324,553	324,553
Loan participations sold	708,845	708,845	708,845	499,433	499,433	499,433
Convertible notes, net	162,460	172,500	180,852	161,853	172,500	181,341

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

13. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to a management agreement, the initial term of which expires on December 19, 2015 and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of March 31, 2015, our consolidated balance sheet included $6.7 million of accrued management and incentive fees payable to our Manager. During the three months ended March 31, 2015, we paid $6.3 million of management and incentive fees to our Manager and reimbursed our Manager for $139,000 of expenses incurred on our behalf. In addition, as of March 31, 2015, our consolidated balance sheet includes $151,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the three months ended March 31, 2015, CT Legacy Partners made aggregate preferred distributions of $452,000 to such affiliate.

On October 23, 2014, we issued 337,941 shares of restricted class A common stock with a fair value of $9.4 million as of the grant date to our Manager under the 2013 Manager Plan. On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. During the three months ended March 31, 2015 and 2014, we recorded a non-cash expense related to these shares of $1.4 million and $859,000, respectively. Refer to Note 11 for further discussion of our restricted class A common stock.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2015, we incurred $18,000 of expenses to a third-party service provider for equity capital markets data services. This service provider was acquired by an affiliate of our Manager on August 6, 2014.

During the three months ended March 31, 2015, we incurred $37,000 of expenses to a third-party service provider for various administrative services that was owned by an affiliate of our Manager.

During the three months ended March 31, 2015, we incurred $20,000 of expenses to an affiliate of our Manager for various administrative services.

During the three months ended March 31, 2015, we originated a $320.0 million loan to a third-party. In conjunction with the origination, an affiliate of our Manager earned a modification fee of $354,000.

On March 27, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, executed a binding agreement, subject to customary closing conditions, to sell a hotel portfolio it owns to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which sale will result in the liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. As of December 31, 2014, CT Legacy Partners carried its investment in the Three-Pack JV at $18.5 million. During the three months ended March 31, 2015, we recognized $17.6 million of unrealized gain on investments at fair value on our consolidated statement of operations to reflect the expected net sales proceeds to be received by CT Legacy Partners. Upon completion of the sale transaction certain former employees, including certain of our executive officers, will receive incentive compensation payments of an aggregate $2.4 million under the CT Legacy Partners Management Incentive Awards Plan, assuming net sale proceeds to CT Legacy Partners are equivalent to its $36.1 million carrying value as of March 31, 2015. See Note 9 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

Refer to Note 15 for a discussion of related party transactions subsequent to March 31, 2015.

14. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of March 31, 2015, we had unfunded commitments of $550.0 million related to 40 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire over the next four years.

Income Tax Audit of CTIMCO

The IRS is currently undergoing an examination of the federal income tax returns for the year ended December 31, 2012 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examination is on-going, and no adjustments have been communicated to us by the IRS. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined by the IRS to be owed by CTIMCO would ultimately be paid by us. As of March 31, 2015, there are no reserves recorded for the CTIMCO examination.

Litigation

In the normal course of business, we are subject to various legal proceedings and claims, the resolution of which, in our Manager’s opinion, will not have a material adverse effect on our consolidated financial position or results of operations. As of March 31, 2015, there are no reserves recorded for pending litigation.

Board of Director’s Compensation

As of March 31, 2015, of the eight members of our board of directors, five are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of March 31, 2015, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. SUBSEQUENT EVENTS

On April 8, 2015, our Board of Directors approved an amendment to our charter to increase the number of authorized shares of our stock from 200,000,000 to 300,000,000, including an increase in the authorized number of shares of our class A common stock from 100,000,000 to 200,000,000.

On April 10, 2015, we entered into an agreement, which we refer to as the Designation Agreement, to acquire a $4.6 billion portfolio of commercial mortgage loans, secured by properties located in North America and Europe, which we refer to as the Loan Portfolio, from General Electric Capital Corporation and certain of its affiliates. The purchase price for the Loan Portfolio is $4.4 billion, subject to certain adjustments, and we have agreed to assume $223.9 million of unfunded commitments. The acquisition is expected to close in stages beginning in the second quarter of 2015, subject to regulatory approval and the satisfaction or waiver of various closing conditions. Concurrently with our entry into the Designation Agreement, we also entered into an agreement with Wells Fargo that will, subject to customary terms and conditions, provide for $4.0 billion of secured financing. The closing of the Wells Fargo facility is subject to the negotiation, in good faith, and the execution and delivery of definitive documentation acceptable to the parties and certain other customary terms and conditions.

On April 17, 2015, we completed an underwritten public offering of 23,000,000 shares of our class A common stock, including 3,000,000 shares sold pursuant to the underwriters’ full exercise of their 30-day option to purchase additional sales. Net proceeds from the offering totaled $681.8 million and were received on April 17, 2015. We plan to use substantially all of the net proceeds from this offering to fund a portion of the purchase price for the Loan Portfolio acquisition, and for working capital and other general corporate purposes. In conjunction with the offering, affiliates of our Manager purchased 1,229,508 shares of our class A common stock, and employees of affiliates of our Manager, including certain of our executive officers and directors, purchased 655,737 shares of our class A common stock, in each case, at the same $30.50 per share price offered to the public. We did not, however, pay the underwriters any fees for these affiliate share purchases. Blackstone Capital Markets acted as a co-manager of the offering, for which it was compensated approximately $750,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2014 and elsewhere in this quarterly report on Form 10-Q.

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

Loan Portfolio Acquisition

On April 17, 2015, we entered into an agreement, which we refer to as the Designation Agreement, to acquire a $4.6 billion portfolio of commercial mortgage loans, secured by properties located in North America and Europe, which we refer to as the Loan Portfolio, from General Electric Capital Corporation and certain of its affiliates. The purchase price for the Loan Portfolio is $4.4 billion, subject to certain adjustments, and we have agreed to assume $223.9 million of unfunded commitments. The acquisition is expected to close in stages beginning in the second quarter of 2015, subject to regulatory approval and the satisfaction or waiver of various closing conditions. Concurrently with our entry into the Designation Agreement, we also entered into an agreement with Wells Fargo that will, subject to customary terms and conditions, provide for $4.0 billion of secured financing. However, the closing of the Wells Fargo facility is subject to the negotiation, in good faith, and the execution and delivery of definitive documentation acceptable to the parties and certain other customary terms and conditions.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2015 we recorded earnings per share of $0.60, declared a dividend of $0.52 per share, and reported $0.54 per share of Core Earnings. In addition, our book value per share as of March 31, 2015 was $24.87. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that are not necessarily indicative of our current loan origination activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and the allocation of basic and diluted net income per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2015	December 31, 2014
Net income(1)	$35,393	$21,490
Weighted-average shares outstanding, basic and diluted	58,576,025	58,190,324

Net income per share, basic and diluted	$0.60	$0.37

Dividends per share	$0.52	$0.52

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Core Earnings

Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio, (ii) non-cash equity compensation expense, (iii) incentive management fees, (iv) depreciation and amortization, (v) unrealized gains (losses), and (vi) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except share and per share data):

	Three Months Ended
	March 31, 2015	December 31, 2014
Net income(1)	$35,393	$21,490
CT Legacy Portfolio net (income) loss	(8,400)	4,833
Non-cash compensation expense	3,297	2,528
Incentive management fees	1,212	817
Other items	342	408

Core Earnings	$31,844	$30,076

Weighted-average shares outstanding, basic and diluted	58,576,025	58,190,324

Core Earnings per share, basic and diluted	$0.54	$0.52

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except share and per share data):

	March 31, 2015	December 31, 2014
Stockholders’ equity	$1,456,935	$1,465,371
Shares
Class A common stock	57,405,747	57,350,170
Restricted class A common stock	1,045,330	919,719
Deferred stock units	124,333	118,919

	58,575,410	58,388,808

Book value per share	$24.87	$25.10

II. Loan Portfolio

During the quarter ended March 31, 2015, we funded $903.2 million under new and existing loan commitments and generated interest income of $63.4 million. Our loan originations were financed with $528.4 million of secured financings and $333.1 million of proceeds from loan principal repayments. We incurred interest expense of $24.2 million during the quarter, which resulted in $39.2 million of net interest income during the three months ended March 31, 2015.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended March 31, 2015		Three Months Ended December 31, 2014
	Loan Commitments(2)	Loan Fundings(3)	Loan Commitments(2)	Loan Fundings(3)
Senior loans(1)	$937,050	$903,049	$780,880	$769,613
Subordinate loans	—	103	—	105

Total	$937,050	$903,152	$780,880	$769,718

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes new originations and additional commitments made under existing loan agreements.
(3)

Loan fundings during the three months ended March 31, 2015 include $118.1 million of additional fundings under existing loan commitments as of December 31, 2014, and loan fundings during the three months ended December 31, 2014 include $108.4 million of additional fundings under existing loan commitments as of September 30, 2014.

As of March 31, 2015, the majority of our loans were senior mortgages and similar credit quality loans. The following table details overall statistics for our loan portfolio ($ in thousands):

	March 31, 2015	December 31, 2014
Number of loans	60	60
Principal balance	$4,977,468	$4,462,897
Net book value	$4,943,383	$4,428,500
Unfunded loan commitments(1)	$550,012	$513,229
Weighted-average cash coupon(2)	L+4.26%	L+4.36%
Weighted-average all-in yield(2)	L+4.68%	L+4.81%
Weighted-average maximum maturity (years)(3)	3.7	3.9

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 8% of our loans earned interest based on LIBOR floors, with an average floor of 0.24%, as of March 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2015, 83% of our loans are subject to yield maintenance, lock-out provisions, or other prepayment restrictions and 17% are open to repayment by the borrower.

The charts below detail the geographic distribution and types of properties securing these loans, as of March 31, 2015 ($ in millions):

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.

Asset Management

We actively manage the investments in our loan portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. As of March 31, 2015, all of the investments in the loan portfolio are performing as expected and the weighted-average risk rating of our loan portfolio is 2.1.

Secured Financings

Our secured financings included revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold. The following table details our revolving repurchase facilities outstanding ($ in thousands):

	March 31, 2015					Dec. 31, 2014
	Maximum	Collateral	Repurchase Borrowings(3)			Borrowings
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available	Outstanding
Wells Fargo	$1,000,000	$837,372	$654,656	$515,103	$139,553	$484,365
JP Morgan(4)	739,147	741,916	580,899	513,813	67,086	341,487
Bank of America	750,000	501,041	397,700	397,033	667	389,347
MetLife	750,000	527,611	409,178	347,943	61,235	305,889
Citibank	500,000	625,053	474,103	340,511	133,592	392,455
Morgan Stanley(5)	370,250	171,590	135,125	127,227	7,898	127,240

	$4,109,397	$3,404,583	$2,651,661	$2,241,630	$410,031	$2,040,783

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

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($226.6 million) facility, and $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($370.3 million) facility.

As of March 31, 2015, we had aggregate borrowings of $2.2 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.87% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.09% per annum. As of March 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.7 years.

The following table details our asset-specific repurchase agreements and loan participations sold as of March 31, 2015 ($ in thousands):

	Asset-specific Repurchase Agreements		Loan Participations Sold(2)(3)
	Repurchase Agreements	Collateral Assets	Participations Sold	Underlying Loans
Number of loans	4	5	4	4
Principal balance	$407,203	$539,043	$708,845	$879,043
Weighted-average cash coupon(1)	L+2.75%	L+5.21%	L+2.40%	L+4.06%
Weighted-average all-in cost / yield(1)	L+3.20%	L+5.70%	L+2.68%	L+4.36%

(1)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

(2)

We also sold a $110.7 million senior interest in a loan that qualified for sale accounting under GAAP and is therefore no longer included on our consolidated balance sheet. Accordingly, the information detailed in the table excludes such participation.

(3)	During 2015, we recorded $4.3 million of interest expense related to our loan participations sold.

Refer to Note 5 to our consolidated financial statements for additional terms and details of our secured financings, including certain financial covenants.

Floating Rate Portfolio

Our loan portfolio as of March 31, 2015 was comprised of floating rate loans financed by floating rate secured debt, which results in a return on equity that is correlated to LIBOR. Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. Subsequent to the quarter-ended March 31, 2015, we entered into an agreement to acquire a $4.6 billion portfolio of commercial real estate loans, a significant portion of which earn a fixed rate of interest. Accordingly, while the net interest income generated by our loan portfolio as a whole will continue to have a positive correlation to increases in LIBOR and we may enter into hedging transactions with respect to our fixed rate loans, the magnitude of positive correlations to increases in LIBOR is expected to decrease subsequent to the acquisition of this portfolio. See Note 15 to our consolidated financial statements for additional discussion of the loan portfolio acquisition and related financing thereof.

Excluding the April loan portfolio acquisition, as of March 31, 2015, a 100 basis point increase in LIBOR would have increased our net income by $16.0 million per annum, or $0.27 per share, while a 10 basis point decrease in LIBOR would have decreased our net income by $1.1 million per annum, or $0.02 per share.

The following table details our loan portfolio’s sensitivity to interest rates ($ in thousands):

March 31, 2015
Floating rate loans(1)	$4,977,468
Floating rate debt(1)(2)	(3,357,678)

Net floating rate exposure	$1,619,790

Net income impact from 100 bps increase in LIBOR(3)	$15,963

Per share amount, basic and diluted	$0.27

(1)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.18% as of March 31, 2015.

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

CT Legacy Portfolio

As of March 31, 2015, Our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners, LLC, or CT Legacy Partners and (ii) our carried interest in CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the quarter ended March 31, 2015 we recognized $17.5 million of unrealized gain on investments at fair value and $3.9 million of income from equity investments in unconsolidated subsidiaries related to assets in the CT Legacy Portfolio.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Three Months Ended March 31,		Variance
	2015	2014	$	%
Income from loans and other investments
Interest and related income	$63,407	$33,656	$29,751	88.4%
Less: Interest and related expenses	24,161	12,074	12,087	100.1%

Income from loans and other investments, net	39,246	21,582	17,664	81.8%
Other expenses
Management and incentive fees	6,671	3,397	3,274	96.4%
General and administrative expenses	7,663	3,199	4,464	139.5%
Total other expenses	14,334	6,596	7,738	117.3%

Impairments, provisions, and valuation adjustments	17,476	(1,339)	18,815	N/M
Income from equity investments in unconsolidated subsidiaries	3,950	—	3,950	100.0%
Income tax provision	245	531	(286)	(53.9)%

Net income	$46,093	$13,116	$32,977	251.4%

Net income attributable to non-controlling interests	(10,700)	(51)	(10,649)	N/M

Net income attributable to Blackstone Mortgage Trust, Inc.	$35,393	$13,065	$22,328	170.9%

Net income per share, basic and diluted	$0.60	$0.34
Dividends per share	$0.52	$0.48

Income from loans and other investments, net

Income from loans and other investments, net increased $17.7 million, or 81.8%, during the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to the interest income earned on our loan portfolio, the principal balance of which increased $2.2 billion as of March 31, 2015 compared with March 31, 2014. This was partially offset by additional interest expense incurred on our secured financings, the principal balance of which increased $1.1 billion as of March 31, 2015 compared with March 31, 2014.

Other expenses

Other expenses are comprised of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $7.7 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to (i) an increase of $3.3 million of management and incentive fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (ii) an increase of $2.7 million of compensation expenses associated with our CT Legacy Portfolio incentive plans, (iii) $1.5 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) $329,000 of additional general operating expenses.

Impairments, provisions, and valuation adjustments

During the three months ended March 31, 2015, we recognized $17.5 million of net unrealized gains on investments held by CT Legacy Partners. During the three months ended March 31, 2014, we recognized $1.3 million of net unrealized losses on investments held by CT Legacy Partners.

Income from equity investments in unconsolidated subsidiaries

During the three months ended March 31, 2015, we recognized $3.9 million of promote income from CTOPI. No such income was recognized during the three months ended March 31, 2014.

Net income attributable to non-controlling interests

During the three months ended March 31, 2015, we recognized $10.7 million of net income attributable to non-controlling interest compared with $51,000 during the three months ended March 31, 2014. The non-controlling interest represents the portion of CT Legacy Partners net income that is not owned by us. The increase in non-controlling interest is primarily a result of the $17.5 million unrealized gain on investments at fair value recognized by CT Legacy Partners during the three months ended March 31, 2015.

Dividends per share

During the three months ended March 31, 2015, we declared a dividend of $0.52 per share, or $30.4 million, which was paid on April 15, 2015 to common stockholders of record as of March 31, 2015. During the three months ended March 31, 2014, we declared a dividend of $0.48 per share, or $18.9 million, which was paid on April 15, 2014 to common stockholders of record as of March 31, 2014.

IV. Liquidity and Capital Resources

Capitalization

During the three months ended March 31, 2015, we increased the maximum facility size of three of our revolving repurchase facilities, entered into one asset-specific repurchase agreements, and sold one senior loan participation, providing $1.1 billion of financing capacity. As of March 31, 2015, we had aggregate borrowings of $2.2 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.87% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.09% per annum. We also had four asset-specific repurchase agreements outstanding with an aggregate outstanding balance of $407.2 million, a cash coupon of LIBOR plus 2.75%, and an all-in cost of LIBOR plus 3.20%, as well as loan participations sold outstanding with an aggregate book balance of $708.8 million, a cash coupon of LIBOR plus 2.40%, and an all-in cost of LIBOR plus 2.68%.

See Note 5 to our consolidated financial statements for additional details regarding our secured financings.

As of March 31, 2015, we also had $172.5 million aggregate principal amount of convertible notes with a net book value of $162.5 million, which carry a cash coupon of 5.25% and an all-in cost of 7.16%. These notes mature in December 2018.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	March 31, 2015	December 31, 2014
Cash and cash equivalents	$18,474	$51,810
Available borrowings under repurchase facilities	410,031	218,555

	$428,505	$270,365

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2013, we filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, that is effective for a term of three years and will expire in July 2016. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares representing preferred stock, (v) warrants, (vi) subscription rights, (vii) purchase contracts, and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to an aggregate of $200.0 million of our class A common stock.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest. During the three months ended March 31, 2015, we received $333.1 million of proceeds from loan principal repayments and sales.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $2.8 billion of outstanding repurchase obligations and convertible notes, our $550.0 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2015 were as follows ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$550,012	$59,855	$426,716	$63,441	$—
Revolving repurchase facilities(2)	2,241,630	250,187	1,937,217	54,226	—
Asset-specific repurchase agreements(3)	429,726	59,217	370,509	—	—
Loan participations sold(3)	765,470	276,499	112,531	376,440	—
Convertible notes, net	209,228	12,201	18,364	178,663	—

Total	$4,196,066	$657,959	$2,865,337	$672,770	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our revolving repurchase facilities is based on the initial maturity date of each individual borrowing under our revolving repurchase facilities. Excludes the related future interest payment obligations, which are not fixed and determinable due to the revolving nature of these facilities.

(3)

Obligations were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Future interest payment obligations are determined using the relevant benchmark rates in effect as of March 31, 2015. Assumes repayment date based on the initial maturity of each instrument.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities	$32,413	$15,039
Cash flows from investing activities	(564,220)	(657,134)
Cash flows from financing activities	498,762	660,588

Net (decrease) increase in cash and cash equivalents	$(33,045)	$18,493

We experienced a net decrease in cash of $33.0 million for the quarter ended March 31, 2015, compared to a net increase of $18.5 million for the quarter ended March 31, 2014. During the three months ended March 31, 2015, we (i) borrowed $209.7 million under our repurchase facilities, (ii) received $348.2 million of proceeds from loan sales and principal collections, and (iii) sold $256.0 million of loan participations. We used the proceeds from our debt and equity financing activities to originate $903.2 million of new loans during the year ended March 31, 2015. Refer to Note 5 to our consolidated financial statements for additional discussion of our debt obligations. Refer to Note 3 to our consolidated financial statements for further discussion of our loan origination activity.

V. Other Items

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2015 and December 31, 2014, we were in compliance with all REIT requirements.

Refer to Note 10 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 17, 2015.

Refer to Note 2 to our consolidated financial statements for the description of our Significant Accounting Policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2015 ($ in millions):

	Loan Type(1)	Origination Date	Total Commitment	Principal Balance	Book Balance	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Geographic Location	Property Type	Origination LTV	Risk Rating
1	Senior loan	3/4/2015	$320.0	$320.0	$320.0	L+4.25%	L+4.51%	3/9/2017	WA	Office	64%	2
2	Senior loan	5/22/2014	296.2	296.2	292.4	L+4.00%	L+4.34%	5/22/2019	UK	Hotel	57%	1
3	Senior loan	1/7/2015	315.0	251.7	248.8	L+3.50%	L+3.95%	1/9/2020	NY	Office	53%	2
4	Senior loan	11/21/2013	181.0	181.0	180.0	L+4.50%	L+4.86%	11/9/2018	NY	Condo	68%	3
5	Senior loan	12/9/2014	210.7	163.3	162.0	L+3.80%	L+4.31%	12/9/2019	Diversified-US	Office	65%	2
6	Senior loan	7/31/2014	190.0	155.9	154.9	L+3.50%	L+4.01%	8/9/2019	IL	Office	71%	2
7	Senior loan	1/7/2014	160.0	154.1	153.1	L+4.75%	L+5.14%	1/7/2019	Diversified-US	Other	71%	2
8	Senior loan	11/20/2014	142.2	142.2	140.9	L+3.40%	L+3.62%	11/20/2019	UK	Hotel	62%	2
9	Senior loan	12/17/2013	139.6	139.6	139.0	L+4.75%	L+5.27%	1/9/2019	NY	Office	70%	2
10	Senior loan	2/25/2014	166.0	134.9	133.7	L+4.40%	L+4.82%	3/9/2019	Diversified-US	Hotel	54%	2
11	Senior loan	1/30/2014	145.9	133.4	133.1	L+4.30%	L+4.63%	12/1/2017	NY	Hotel	39%	2
12	Senior loan	10/30/2013	130.0	127.8	127.3	L+4.38%	L+4.62%	11/9/2018	CA	Hotel	72%	2
13	Senior loan	6/20/2014	137.5	124.7	123.8	L+5.75%	L+6.39%	6/20/2016	CA	Hotel	45%	3
14	Senior loan	11/17/2014	142.9	118.6	117.4	L+5.50%	L+5.94%	12/9/2019	CAN	Office	52%	3
15	Senior loan	2/20/2014	100.0	98.8	98.5	L+4.40%	L+4.58%	3/9/2019	NY	Office	70%	2
16	Senior loan	3/4/2014	115.5	98.3	97.4	L+4.00%	L+4.58%	3/4/2018	UK	Office	57%	2
17	Senior loan	8/28/2014	125.0	93.0	92.5	L+4.35%	L+4.71%	12/9/2018	NY	Office	68%	3
18	Senior loan	9/30/2013	111.1	89.5	89.5	L+3.70%	L+3.83%	9/30/2020	NY	Multifamily	62%	3
19	Senior loan	10/28/2014	85.0	81.8	81.0	L+3.75%	L+4.12%	11/9/2019	NY	Diversified	78%	2
20	Senior loan	2/18/2015	89.9	81.8	80.9	L+3.75%	L+4.30%	3/9/2020	CA	Office	71%	2
21	Senior loan	3/12/2015	101.1	81.3	80.3	L+3.25%	L+3.69%	3/11/2020	CA	Office	68%	2
22	Senior loan	5/20/2014	82.0	80.0	79.5	L+4.00%	L+4.54%	6/9/2019	DC	Office	79%	2
23	Senior loan	5/16/2014	86.8	78.8	78.3	L+3.85%	L+4.15%	6/9/2019	FL	Office	74%	2
24	Senior loan	10/2/2013	78.2	78.2	77.8	L+5.00%	L+5.38%	9/14/2018	Diversified-US	Other	64%	2
25	Senior loan	9/8/2014	78.0	78.0	77.0	L+4.00%	L+4.34%	11/20/2019	ES	Retail	71%	2
26	Senior loan	7/11/2014	82.2	76.0	75.4	L+3.65%	L+4.03%	8/9/2019	IL	Office	64%	2
27	Senior loan	5/22/2014	79.7	70.2	69.6	L+4.50%	L+4.92%	6/15/2019	CA	Office	67%	2
28	Senior loan	8/8/2013	68.0	68.0	68.0	L+4.00%	L+4.23%	6/10/2016	NY	Office	68%	2
29	Senior loan	6/27/2013	64.7	64.5	64.4	L+3.85%	L+4.02%	7/9/2018	GA	Multifamily	70%	2
30	Senior loan	7/26/2013	76.8	63.4	63.3	L+5.00%	L+5.61%	8/9/2018	VA	Office	70%	2

continued…

	Loan Type(1)	Origination Date	Total Commitment	Principal Balance	Book Balance	Cash Coupon(2)	All-in Yield(2)	Maximum Maturity(3)	Geographic Location	Property Type	Origination LTV	Risk Rating
31	Senior loan	9/27/2013	63.2	61.0	60.7	L+3.85%	L+4.23%	10/10/2018	Diversified-US	Multifamily	76%	2
32	Senior loan	1/13/2014	60.5	60.5	60.1	L+4.35%	L+4.71%	1/9/2019	NY	Office	70%	2
33	Senior loan	8/8/2013	59.3	58.2	58.1	L+4.25%	L+4.67%	8/10/2018	Diversified-US	Diversified	60%	2
34	Senior loan	3/11/2014	65.0	57.4	57.0	L+4.50%	L+4.92%	4/9/2019	NY	Multifamily	66%	3
35	Senior loan	7/17/2013	60.0	53.1	53.0	L+4.50%	L+5.34%	7/16/2017	NY	Retail	72%	2
36	Senior loan	10/6/2014	60.0	51.0	50.5	L+4.15%	L+4.56%	10/9/2019	NY	Hotel	68%	2
37	Senior loan	4/1/2014	50.0	50.0	49.7	L+4.20%	L+4.73%	4/9/2019	HI	Hotel	69%	2
38	Senior loan	2/27/2015	71.0	50.2	49.5	L+3.50%	L+4.00%	2/26/2020	IL	Office	64%	2
39	Senior loan	9/4/2013	51.8	49.4	49.1	L+3.85%	L+4.25%	9/10/2018	Diversified-US	Multifamily	76%	3
40	Senior loan	6/25/2013	48.4	48.4	48.7	L+4.25%	L+5.90%	12/9/2016	IL	Hotel	50%	2
41	Senior loan	9/9/2014	56.0	48.5	48.2	L+4.00%	L+4.31%	9/9/2019	FL	Office	71%	2
42	Senior loan	7/2/2013	50.0	46.3	46.1	L+4.25%	L+4.64%	7/10/2018	CO	Hotel	69%	2
43	Senior loan	10/31/2013	46.0	46.0	45.9	L+4.25%	L+4.78%	10/9/2018	CA	Hotel	51%	1
44	Senior loan	12/30/2013	51.0	45.9	45.6	L+4.50%	L+4.89%	1/9/2019	AZ	Office	69%	2
45	Senior loan	12/19/2014	44.0	44.0	43.6	L+4.25%	L+4.94%	1/9/2017	NY	Multifamily	50%	2
46	Senior loan	6/5/2014	42.9	42.9	42.6	L+4.50%	L+4.86%	6/5/2019	UK	Retail	80%	2
47	Senior loan	3/26/2014	43.3	40.6	40.3	L+4.30%	L+4.70%	4/9/2019	CA	Office	71%	2
48	Senior loan	9/26/2014	51.0	40.1	39.7	L+4.00%	L+4.67%	10/9/2019	TX	Office	70%	2
49	Senior loan	7/12/2013	40.0	39.4	39.1	L+3.85%	L+4.04%	8/9/2018	IL	Office	69%	1
50	Senior loan	6/12/2014	40.0	40.0	39.0	L+4.00%	L+6.14%	6/30/2018	CA	Office	71%	3
51	Senior loan	12/20/2013	46.5	35.6	35.4	L+4.10%	L+4.51%	1/9/2019	CA	Office	46%	2
52	Mezzanine loan(4)	12/13/2013	35.2	34.1	34.2	L+12.56%	L+12.35%	12/13/2017	NY	Condo	75%	3
53	Senior loan	11/28/2013	42.5	30.4	30.0	L+4.63%	L+5.49%	11/27/2018	UK	Office	68%	2
54	Senior loan	6/18/2014	30.3	30.3	29.9	L+4.00%	L+4.46%	7/20/2019	NL	Office	69%	2
55	Senior loan	4/4/2014	30.7	28.1	27.9	L+4.25%	L+4.66%	4/9/2019	CA	Office	64%	2
56	Senior loan	12/9/2013	28.0	28.0	27.8	L+4.35%	L+4.71%	12/9/2018	CA	Hotel	55%	2
57	Senior loan	2/28/2014	26.0	26.0	25.9	L+4.00%	L+4.27%	3/9/2019	AZ	Other	69%	2
58	Senior loan	9/23/2014	25.0	25.0	24.9	L+6.82%	L+7.58%	10/1/2017	NY	Condo	48%	3
59	Senior loan	3/17/2014	28.9	24.4	24.4	L+4.75%	L+5.17%	12/28/2016	NY	Condo	62%	1
60	Senior loan	7/23/2014	80.0	17.7	16.7	L+5.00%	L+5.81%	8/9/2019	GA	Office	43%	3

			$5,527.5	$4,977.5	$4,943.4	L+4.26%	L+4.68%	3.7 years			63.9%	2.1

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition, 8% of our loans currently earn interest based on LIBOR floors, with an average floor of 0.24%, as of March 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(4)	We originated the loan directly senior to this subordinate loan, but sold the senior loan to finance our overall investment.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our business is exposed to the risks related to interest rate fluctuations. We generally originate floating rate assets and finance those assets with index-matched floating rate liabilities. As a result, we significantly reduce our exposure to changes in portfolio value and cash flow variability related to changes in interest rates. Subsequent to the quarter-ended March 31, 2015, we entered into an agreement to acquire a $4.6 billion portfolio of commercial real estate loans, a significant portion of which earn a fixed rate of interest. Accordingly, while the net interest income generated by our loan portfolio as a whole will continue to have a positive correlation to increases in LIBOR and we may enter into hedging transactions with respect to our fixed rate loans, the magnitude of positive correlations to increases in LIBOR is expected to decrease subsequent to the acquisition of this portfolio. See Note 15 to our consolidated financial statements for additional discussion of the loan portfolio acquisition and related financing thereof.

Loan Portfolio

Our loan portfolio investments are exposed to the risks related to interest rate fluctuations discussed above. Excluding the April loan portfolio acquisition, as of March 31, 2015, a 100 basis point increase in LIBOR would have increased our net income by $16.0 million per annum, or $0.27 per share, while a 10 basis point decrease in LIBOR would have decreased our net income by $1.1 million per annum, or $0.02 per share. The table below details our interest rate exposure to this portfolio ($ in thousands):

March 31, 2015
Floating rate loans(1)	$4,977,468
Floating rate debt(1)(2)	(3,357,678)

Net floating rate exposure	$1,619,790

Net income impact from 100 bps increase in LIBOR(3)	$15,963

Per share amount, basic and diluted	$0.27

(1)

As of March 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under revolving repurchase facilities, asset-specific repurchase agreements, and loan participations sold.
(3)	Annualized net income includes the impact of LIBOR floors for our loan receivable investments where such floors are paying relative to LIBOR of 0.18% as of March 31, 2015.

Risk of Non-Performance

In addition to the risks related to fluctuations in asset values and cash flows associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various facts we consider during our underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€ in thousands):

	March 31, 2015
Foreign currency assets	£412,151	€101,963	C$	150,965
Foreign currency liabilities	(329,324)	(22,632)		(105,807)
Foreign currency contracts—notional	—	—		(44,036)

Net exposure to exchange rate fluctuations	£82,827	€79,331	C$	1,122

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $12.3 million and $8.6 million, respectively, as of March 31, 2015. The majority of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2015, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014. The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Risks Related to the Loan Portfolio Acquisition

Blackstone’s, our Manager’s and third party service providers’ due diligence of the Loan Portfolio may not reveal all of the liabilities or negative conditions associated with the assets in the Loan Portfolio, which could lead to losses.

Affiliates of Blackstone, including our Manager, have reviewed and assessed various factors and characteristics that are material to the performance of the $4.6 billion portfolio of commercial mortgage loans secured by properties located in North America and Europe, or the Loan Portfolio, we propose to acquire from General Electric Capital Corporation and certain of its affiliates, which we refer to collectively as GE Capital. In making the assessment and otherwise conducting due diligence, Blackstone and our Manager will rely on the resources and information available to them. There can be no assurance that Blackstone’s and our Manager’s due diligence process will uncover all relevant facts or risks. It is possible that negative conditions will be revealed after the Loan Portfolio acquisition is consummated that adversely affect the value of our portfolio and financial performance.

If our Manager has overestimated the yields or incorrectly priced the risks of the Loan Portfolio, we may experience losses.

Our Manager has valued the Loan Portfolio based on expected yields and risks, taking into account estimated future losses on the mortgage loans and the underlying collateral, and the estimated impact of these losses on expected future cash flows and returns. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager has underestimated the asset level losses relative to the price we pay for a particular asset in the Loan Portfolio, we may experience losses with respect to such asset.

If any portion of our financing for the Loan Portfolio is unavailable, we may be forced to liquidate certain assets to pay for the Loan Portfolio acquisition or we may be unable to close the Loan Portfolio acquisition.

We intend to finance a substantial portion of the purchase price for the Loan Portfolio with equity and debt financing. We recently completed an underwritten registered offering of shares of our class A common stockr the Offering, in order to raise funds which we expect will be used to finance a portion of the purchase price for the Loan Portfolio, and we also expect to enter into a financing facility with Wells Fargo that will, subject to customary terms and conditions, provide for $4.0 billion of secured financing, or the Wells Fargo facility. Although we have entered into an agreement with Wells Fargo with respect to the Wells Fargo facility, we have not yet executed definitive documentation. Even after we have entered into definitive documentation for the Wells Fargo facility, there will be certain conditions that must be satisfied or waived in order for closing of such financing to occur, and there is a risk these conditions will not be satisfied. In the event that the financing contemplated by the Wells Fargo facility or any other suitable financing is not available to us, we may be required to obtain alternative financing on terms that are less favorable to us than those contemplated by the Wells Fargo facility. If other financing becomes necessary and we are unable to secure such other financing on acceptable terms or in a timely manner, we may be forced to liquidate certain of the loans in our existing portfolio in order to pay the purchase price of the Loan Portfolio acquisition, which could have an adverse effect on our results of operations and financial condition, or we may be unable to close the acquisition at all. In addition, in the event we are unable to close the acquisition at all, we may be liable for damages to other purchasers under the Purchase and Sale Agreement, including certain affiliates of Blackstone for an amount not to exceed the $1.5 billion termination fee.

To the extent the acquired loans in the Loan Portfolio are repaid on or before their maturity dates, we will bear reinvestment risk.

Of the assets we are purchasing in the Loan Portfolio, approximately 41.3% (by unpaid principal balance as of March 31, 2015) are open to repayment and an additional 4.6% (by unpaid principal balance as of March 31, 2015) are scheduled to mature in 2015. In addition, borrowers may repay their loans prior to their stated maturities. As such loans are repaid, we will have to redeploy the proceeds we receive in repayment. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. We would expect to either redeploy the proceeds we receive to originate and acquire loans that meet our investment criteria or repay borrowings under our credit facilities. If we fail to redeploy the proceeds we receive in repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

The Loan Portfolio acquisition will significantly increase the size and change the mix of our portfolio of assets, and we may be unable to successfully integrate the new assets or manage our growth effectively, which could have a material adverse effect on our results of operations and financial condition.

The Loan Portfolio acquisition will significantly increase the size and change the mix of our portfolio of assets. We may be unable to successfully and efficiently integrate the newly-acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. We may prove to lack the resources required to effectively manage our assets, particularly to the extent the assets become stressed. Under these circumstances, our results of operations and financial condition may be materially adversely affected.

Certain loans in the Loan Portfolio are concentrated in terms of geography, asset types, and sponsors.

The Loan Portfolio acquisition contemplates the purchase by us of certain assets that are concentrated in certain property types which may be subject to a higher risk of default or foreclosure, or are secured by properties concentrated in a limited number of geographic locations. To the extent that assets in the Loan Portfolio are concentrated in any one region or type of asset, downturns generally relating to such type of asset or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of this asset concentration, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our stockholders’ investment. As a result of this high level of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans. Please refer to exhibit 99.1 to our Current Report on Form 8-K filed on April 13, 2015 for further details on the property type and geographic distribution of properties securing the Loan Portfolio.

We may need to foreclose on certain of the loans we will acquire as part of the Loan Portfolio acquisition, which could result in losses that harm our results of operations and financial condition.

If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. For example, approximately 30.6% of the loans comprising the Loan Portfolio are secured by mobile home parks. Housing communities such as mobile home parks are “special purpose” properties that cannot be readily converted to general residential, retail or office use, and this may adversely affect the liquidation value of the property if its operation as a mobile home park becomes unprofitable due to competition, age of the improvements or other factors. As a result, if we foreclose on and come to own certain of these properties, our financial performance and returns to investors could suffer.

A substantial portion of the Loan Portfolio consists of fixed-rate loans that may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Approximately $2.2 billion of the aggregate principal amount of the Loan Portfolio consists of loans with fixed interest rates. Fixed interest rate investments do not have adjusting interest rates and the relative value of the fixed cash flows from these investments will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

Certain of the assets in the Loan Portfolio consists of assets denominated in foreign currencies and subject us to increased foreign currency risks.

Approximately 15.1%, 9.5%, and 7.2% of the loans in the Loan Portfolio by value are denominated in Canadian dollars, British pounds sterling and Euros, respectively, which exposes us to increased foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and distributions. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our real estate investment trust tests and may affect the amounts available for payment of dividends on our class A common stock.

We must manage our portfolio so that we do not become an investment company that is subject to regulation under the Investment Company Act of 1940, as amended, or the Investment Company Act. Although we expect that following the Loan Portfolio acquisition we will continue to not be an investment company that is subject to regulation under the Investment Company Act, there can be no assurance that this will be the case.

We conduct our operations so that we avail ourselves of the statutory exclusion provided in Section 3(c)(5)(C) for companies engaged primarily in investment in mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, we must maintain, on the basis of positions taken by the SEC’s Division of Investment Management (the “Division”), in interpretive and no-action letters, a minimum of 55% of the value of our total assets in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances.

Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. If, however, as a result of the assets to be acquired by us upon consummation of the Loan Portfolio acquisition, we do not meet these requirements, we could be forced to find alternative buyers for the non-Qualifying Interest assets subject to the Loan Portfolio acquisition or alter our investment portfolios by selling or otherwise disposing of a substantial portion of the assets that do not satisfy the applicable requirements or by acquiring a significant position in assets that are Qualifying Interests. In the past, when required due to the mix of assets in our balance sheet portfolio, and in connection with our reliance on the Section 3(c)(5)(C) exclusion, we have purchased agency residential mortgage-backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans, which are treated as Qualifying Interests based on the Division’s positions. Such investments may not represent an optimum use of capital when compared to the available investments we and our subsidiaries target pursuant to our investment strategy. These investments present additional risks to us, and these risks are compounded by our inexperience with such investments. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage-backed securities when and if required for compliance purposes. To the extent we must find alternative buyers for the non-Qualifying Interest assets, we may not realize all of the benefits of the Loan Portfolio acquisition. Altering our portfolio in this manner may have an adverse effect on our investments if we are forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

If it were established that, following the consummation of the Loan Portfolio acquisition, we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Thus, compliance with the requirements of the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

The Loan Portfolio acquisition could place strains on the Manager, its employees, its information systems and its internal controls, which may adversely impact our business.

The Loan Portfolio acquisition may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage our increased size effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, asset management, administrative, financial and accounting systems and controls. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes.

Consummation of the Loan Portfolio acquisition is subject to conditions precedent and dependent in part on the actions of third parties we do not control and whose actions may subject us to liability. Failure to consummate the Loan Portfolio acquisition could materially impede our growth prospects, negatively impact our stock price or future business and financial results, and require us to find alternative uses for the proceeds of the Offering.

Consummation of the Loan Portfolio acquisition is subject to conditions precedent and dependent in part on the actions of third parties to the Transaction Agreements who we do not control, and if we or the other parties to the Transaction Agreements fail to fulfill these conditions, it is possible that the closing of the Loan Portfolio acquisition could be delayed or might not occur at all. In addition, actions or failures to act by such third parties, including certain affiliates of our Manager, could expose us to claims for damages, financial penalties and reputational harm.

The Offering was not conditioned upon the closing of the Loan Portfolio acquisition. Accordingly, if the Loan Portfolio acquisition does not close and we do not purchase the Loan Portfolio and recognize the benefits that we believe the Loan Portfolio acquisition presents, a purchaser of our class A common stock will not receive any refund of its investment. Instead, we would be required to deploy the proceeds of the Offering to one or more alternative investments or repay certain indebtedness, and our decisions in respect of these investments would generally not be subject to stockholder approval. These alternative investments may not be readily available to us, especially in light of the size of the Offering relative to our previous offerings, or may yield lower returns than the Loan Portfolio assets. Further, if the closing of the Loan Portfolio acquisition is delayed, we are likely to invest the proceeds of the Offering in instruments that do not offer the returns we expect to achieve from the Loan Portfolio, which would cause our near term financial performance to suffer. We may also use the proceeds of the Offering to engage in repurchases of our outstanding shares of class A common stock. Under the circumstances described above, our growth prospects may be materially impeded.

In addition, if the Loan Portfolio acquisition is not completed, we will still be required to pay certain costs relating to the Loan Portfolio acquisition, whether or not the Loan Portfolio acquisition is completed, such as legal, accounting and financial advisor fees, and matters relating to the Loan Portfolio acquisition may require substantial commitments of time and resources by our Manager, which could otherwise have been devoted to other opportunities that may have been beneficial to us. In addition, we may experience negative reactions from the financial markets. We also could be subject in some circumstances to stockholder or other litigation relating to the failure to complete the acquisition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by Travelport Worldwide Limited, which may be considered an affiliate of Blackstone and therefore our affiliate.

ITEM 6. EXHIBITS

10.1	Amendment No. 2 to Master Repurchase Agreement, dated as of June 30, 2014, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A.

10.2	Amendment No. 3 to Master Repurchase Agreement, dated as of March 27, 2015, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A.

10.3	Amendment No. 2 to Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association

10.4	Amendment No. 1 to Master Repurchase Agreement, dated as of June 27, 2014, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, and JPMorgan Chase Bank, National Association

10.5	Amendment No. 2 to Master Repurchase Agreement, dated as of January 14, 2015, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, and JPMorgan Chase Bank, National Association

10.6	Amendment No. 1 to Master Repurchase Agreement, dated as of February 24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company

10.7	Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.8	Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.9	Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

April 28, 2015	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 28, 2015	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer
(Principal Financial Officer)

April 28, 2015	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Principal Accounting Officer