Form 10-Q
period 2015-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2015-07-28
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of July 21, 2015 was 93,230,131.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$104,252	$51,810
Restricted cash	7,025	11,591
Loans receivable, net	10,131,323	4,428,500
Equity investments in unconsolidated subsidiaries	7,406	10,604
Accrued interest receivable, prepaid expenses, and other assets	216,055	86,016

Total Assets	$10,466,061	$4,588,521

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$83,182	$61,013
Secured debt agreements	7,088,738	2,365,336
Loan participations sold	635,581	499,433
Convertible notes, net	163,073	161,853

Total Liabilities	7,970,574	3,087,635

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 93,229,986 and 58,269,889 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	932	583
Additional paid-in capital	3,063,429	2,027,404
Accumulated other comprehensive loss	(19,332)	(15,024)
Accumulated deficit	(561,905)	(547,592)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,483,124	1,465,371
Non-controlling interests	12,363	35,515

Total Equity	2,495,487	1,500,886

Total Liabilities and Equity	$10,466,061	$4,588,521

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from loans and other investments
Interest and related income	$80,481	$42,466	$143,889	$76,122
Less: Interest and related expenses	30,634	15,720	54,796	27,794

Income from loans and other investments, net	49,847	26,746	89,093	48,328
Other expenses
Management and incentive fees	8,051	4,410	14,721	7,807
General and administrative expenses	15,698	15,356	23,359	18,554

Total other expenses	23,749	19,766	38,080	26,361
Unrealized gain on investments at fair value	4,714	7,163	22,190	5,824
Income from equity investments in unconsolidated subsidiaries	1,710	24,294	5,659	24,294

Income before income taxes	32,522	38,437	78,862	52,085
Income tax provision (benefit)	105	(2)	350	530

Net income	32,417	38,439	78,512	51,555

Net income attributable to non-controlling interests	(3,133)	(4,973)	(13,833)	(5,024)

Net income attributable to Blackstone Mortgage Trust, Inc.	$29,284	$33,466	$64,679	$46,531

Net income per share of common stock basic and diluted	$0.36	$0.70	$0.93	$1.08

Weighted-average shares of common stock outstanding, basic and diluted	80,940,535	47,977,813	69,820,061	43,000,242

Dividends declared per share of common stock	$0.52	$0.48	$1.04	$0.96

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$32,417	$38,439	$78,512	$51,555
Other comprehensive income:
Unrealized gain (loss) on foreign currency remeasurement	15,732	1,894	(4,336)	1,930
Unrealized (loss) gain on derivative financial instruments	(3,308)	—	28	—

Comprehensive income	44,841	40,333	74,204	53,485
Comprehensive income attributable to non-controlling interests	(3,133)	(4,973)	(13,833)	(5,024)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$41,708	$35,360	$60,371	$48,461

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$295	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued, net	191	510,654	—	—	510,845	—	510,845
Restricted class A common stock earned	(2)	4,029	—	—	4,027	—	4,027
Dividends reinvested	—	97	—	(97)	—	—	—
Deferred directors’ compensation	—	188	—	—	188	—	188
Other comprehensive income	—	—	1,930	—	1,930	—	1,930
Net income	—	—	—	46,531	46,531	5,024	51,555
Dividends declared on common stock	—	—	—	(42,122)	(42,122)	—	(42,122)
Distributions to non-controlling interests	—	—	—	—	—	(1,148)	(1,148)

Balance at June 30, 2014	$484	$1,767,954	$2,728	$(531,858)	$1,239,308	$42,717	$1,282,025

Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886
Shares of class A common stock issued, net	349	1,029,208	—	—	1,029,557	—	1,029,557
Restricted class A common stock earned	—	6,504	—	—	6,504	—	6,504
Dividends reinvested	—	125	—	(118)	7	—	7
Deferred directors’ compensation	—	188	—	—	188	—	188
Other comprehensive loss	—	—	(4,308)	—	(4,308)	—	(4,308)
Net income	—	—	—	64,679	64,679	13,833	78,512
Dividends declared on common stock	—	—	—	(78,874)	(78,874)	—	(78,874)
Distributions to non-controlling interests	—	—	—	—	—	(36,985)	(36,985)

Balance at June 30, 2015	$932	$3,063,429	$(19,332)	$(561,905)	$2,483,124	$12,363	$2,495,487

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$78,512	$51,555
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on investments at fair value	(22,190)	(5,824)
Income from equity investments in unconsolidated subsidiaries	(5,659)	(24,294)
Non-cash compensation expense	11,184	4,769
Distributions of income from unconsolidated subsidiaries	5,007	14,125
Amortization of deferred interest on loans	(12,198)	(7,702)
Amortization of deferred financing costs and premiums/discount on debt obligations	7,955	4,103
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	(56,703)	(5,236)
Accounts payable, accrued expenses, and other liabilities	443	2,513

Net cash provided by operating activities	6,351	34,009

Cash flows from investing activities
Originations and fundings of loans receivable	(6,430,243)	(1,740,977)
Origination and exit fees received on loans receivable	16,373	21,751
Principal collections and proceeds from the sale of loans receivable and other assets	686,037	271,884
Decrease (increase) in restricted cash	4,566	(1,296)

Net cash used in investing activities	(5,723,267)	(1,448,638)

Cash flows from financing activities
Borrowings under secured debt agreements	6,241,975	1,835,136
Repayments under secured debt agreements	(1,520,790)	(1,167,507)
Repayment of other liabilities	—	(20,794)
Proceeds from sales of loan participations	256,000	368,850
Repayment of loan participations	(124,164)	—
Payment of deferred financing costs	(17,712)	(10,510)
Payments under derivative financial instruments	1,062	—
Purchase of and distributions to non-controlling interests	(36,985)	(1,148)
Proceeds from issuance of class A common stock	1,029,557	510,845
Dividends paid on class A common stock	(60,695)	(32,129)

Net cash provided by financing activities	5,768,248	1,482,743

Net increase in cash and cash equivalents	51,332	68,114
Cash and cash equivalents at beginning of period	51,810	52,342
Effects of currency translation on cash and cash equivalents	1,110	—

Cash and cash equivalents at end of period	$104,252	$120,456

Supplemental disclosure of cash flows information
Payments of interest	$(43,558)	$(21,522)

Payments of income taxes	$(126)	$(1,159)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(48,480)	$(23,322)

Participations sold, net	$131,836	$368,850

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

Certain reclassifications have been made in the presentation of the prior period consolidated balance sheet and statement of cash flows to conform to the current period presentation.

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

As of December 31, 2014, we no longer had any assets or liabilities on our consolidated balance sheet attributable to any consolidated VIEs.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may ultimately differ from those estimates.

Revenue Recognition

Interest income from our loans receivable is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are similarly deferred, however expenses related to loans acquired are included in general and administrative expenses as incurred.

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

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended June 30, 2015, we acquired a portfolio of loans from General Electric Capital Corporation and certain of its affiliates for a total purchase price of $4.7 billion. We allocated the aggregate purchase price between each loan based on its fair value relative to the overall portfolio, which allocation resulted in purchase discounts or premiums determined on an asset-by-asset basis. Each loan will accrete from its allocated purchase price to its principal balance over the life of the loan, consistent with the other loans in our portfolio.

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

Derivative Financial Instruments

We classify all derivative financial instruments as either other assets or other liabilities on our consolidated balance sheets at fair value.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our convertible notes as of the issuance date based on our nonconvertible debt borrowing rate. The equity component of the convertible notes is reflected within additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is amortized over the period during which the convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to the convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

Deferred Financing Costs

The deferred financing costs that are included in accrued interest receivable, prepaid expenses, and other assets on our consolidated balance sheets include issuance and other costs related to our debt obligations. These costs are amortized as interest expense using the effective interest method over the life of the related obligations.

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic, or ASC 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

ASC 820 also establishes a fair value hierarchy that prioritizes and ranks the level of market price observability used in measuring financial instruments. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument, and the state of the marketplace, including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Certain of our other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 13. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of fair value of the underlying collateral, less costs to sell, to the

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

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

•

Derivative financial instruments: The fair value of our foreign currency contracts and interest rates caps was valued using advice from a third party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

•	Repurchase obligations: The fair values for these instruments were estimated based on the rate at which a similar credit facility would have currently priced.

•	Convertible notes, net: The convertible notes are actively traded and their fair values were obtained using quoted market prices for these instruments.

•	Loan participations sold: The fair value of these instruments were estimated based on the value of the related loan receivable asset.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 11 for additional information.

Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain of its employees that vest over the life of the awards as well as deferred stock units issued to certain members of our Board of Directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 12 for additional information.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02. ASU 2015-02 amends the guidance related to accounting for the consolidation of certain legal entities. The modifications made in ASU 2015-02 impact limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. ASU 2015-02 is effective for the first interim or annual period beginning after December 15, 2015. We have elected early adoption of ASU 2015-02 and determined there to be no material impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied prospectively. We do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

3. LOANS RECEIVABLE

During the second quarter of 2015, we completed the acquisition of a $4.9 billion portfolio of commercial mortgage loans secured by properties located in North America and Europe from General Electric Capital Corporation, or GE, and certain of its affiliates and joint venture partnerships. The purchase price for this GE portfolio was $4.7 billion and we assumed $202.1 million of unfunded commitments.

The following table details overall statistics for our loans receivable portfolio as of June 30, 2015 ($ in thousands):

	Floating Rate Loans	Fixed Rate Loans	Total
Number of loans	101	37	138
Principal balance	$8,009,046	$2,160,563	$10,169,609
Net book value	$7,969,227	$2,162,096	$10,131,323
Unfunded loan commitments(1)	$786,419	$4,735	$791,154
Weighted-average cash coupon(2)	L+4.21%	5.33%	4.72%
Weighted-average all-in yield(2)	L+4.59%	5.54%	5.06%
Weighted-average maximum maturity (years)(3)	3.5	2.9	3.4

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of June 30, 2015, our floating rate loans were indexed to various benchmark rates, with 80% of floating rate loans indexed to USD LIBOR. In addition, $1.2 billion of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.59%, as of June 30, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2015, 69% of our loans were subject to yield maintenance or other prepayment restrictions and 31% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details overall statistics for our loans receivable portfolio as of December 31, 2014 ($ in thousands):

December 31, 2014
Number of loans	60
Principal balance	$4,462,897
Net book value	$4,428,500
Unfunded loan commitments(1)	$513,229
Weighted-average cash coupon(2)	L+4.36%
Weighted-average all-in yield(2)	L+4.81%
Weighted-average maximum maturity (years)(3)	3.9

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2014, all of our loans were floating rate loans and were indexed to various benchmark rates, with 79% of floating rate loans indexed to USD LIBOR. In addition, 14% of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans were subject to yield maintenance or other prepayment restrictions and 15% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2014	$4,462,897	$(34,397)	$4,428,500
Loan purchases and fundings	6,430,243	—	6,430,243
Loan repayments and sales	(723,922)	—	(723,922)
Unrealized gain (loss) on foreign currency translation	391	286	677
Deferred fees and other items(1)	—	(16,373)	(16,373)
Amortization of fees and other items(1)	—	12,198	12,198

June 30, 2015	$10,169,609	$(38,286)	$10,131,323

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	June 30, 2015		December 31, 2014
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior loans(1)	$9,977,017	98%	$4,340,586	98%
Subordinate loans(2)	154,306	2	87,914	2

	$10,131,323	100%	$4,428,500	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$4,088,256	40%	$1,878,605	42%
Hotel	2,231,682	22	1,267,486	29
Manufactured housing	1,415,800	14	—	—
Retail	773,034	8	270,812	6
Multifamily	472,867	5	426,094	10
Condominium	352,152	3	315,686	7
Other	797,532	8	269,817	6

	$10,131,323	100%	$4,428,500	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
United States
Northeast	$2,275,132	22%	$1,383,258	31%
Southeast	1,952,500	19	657,484	15
West	1,293,416	13	628,275	14
Southwest	1,266,544	13	405,741	9
Midwest	607,835	6	335,406	8
Northwest	398,951	4	138,796	3

Subtotal	7,794,378	77	3,548,960	80
International
United Kingdom	1,159,450	11	622,692	14
Canada	806,010	8	137,024	3
Germany	230,565	2	—	—
Spain	79,875	1	86,289	2
Netherlands	61,045	1	33,535	1

Subtotal	2,336,945	23	879,540	20

Total	$10,131,323	100%	$4,428,500	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes mezzanine loans and subordinate interests in mortgages.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Loan Risk Ratings

As further described in Note 2, our Manager evaluates our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2.

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	June 30, 2015			December 31, 2014
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1	9	$970,624	$963,451	5	$209,961	$209,112
2	87	6,626,108	6,601,541	44	3,339,972	3,313,906
3	42	2,572,877	2,566,331	11	912,964	905,482
4 - 5	—	—	—	—	—	—

	138	$10,169,609	$10,131,323	60	$4,462,897	$4,428,500

We do not have any loan impairments, nonaccrual loans, or loans in maturity default as of June 30, 2015 or December 31, 2014.

4. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of June 30, 2015, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was as follows ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2014	$10,604
Distributions	(5,007)
Income allocation(1)	1,809

Total as of June 30, 2015	$7,406

(1)

In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of June 30, 2015, we had been allocated $7.4 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received or earned, pending distribution, and appropriate contingencies have been eliminated. During the six months ended June 30, 2015, we recognized $5.7 million of promote income from CTOPI in respect of our carried interest and recorded such amount as income in our consolidated statement of operations. This carried interest was either received in cash, or was earned and available in cash at CTOPI pending future distribution as of June 30, 2015.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. Approximately 68% of the pool is two-thirds vested as of June 30, 2015, with the remainder contingent on continued employment with an affiliate of our Manager and upon our receipt of promote distributions from CTOPI. The remaining 32% of the pool is fully vested as a result of an acceleration event. During the six months ended June 30, 2015, we accrued $2.5 million under the CTOPI incentive plan, which amount was recognized as a component of general and administrative expenses in our consolidated statement of operations.

5. SECURED DEBT AGREEMENTS

As of June 30, 2015, our secured financings included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific repurchase agreements. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	June 30, 2015	December 31, 2014
Revolving repurchase facilities	$2,636,822	$2,040,783
GE portfolio acquisition facility	4,038,165	—
Asset-specific repurchase agreements	413,751	324,553

	$7,088,738	$2,365,336

Revolving Repurchase Facilities

During the six months ended June 30, 2015, we increased the maximum facility size of three of our revolving repurchase facilities, providing an additional $762.5 million of credit capacity. The following table details our revolving repurchase facilities as of June 30, 2015 ($ in thousands):

	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential	Outstanding	Available(3)
Bank of America	$750,000	$815,125	$642,169	$606,535	$35,634
JP Morgan(4)	753,348	832,222	653,830	566,063	87,767
Wells Fargo	1,000,000	887,926	689,679	549,858	139,821
MetLife	750,000	556,409	433,445	364,153	69,292
Citibank	500,000	575,506	439,239	362,562	76,677
Morgan Stanley(5)	393,450	243,383	190,850	187,651	3,199

	$4,146,798	$3,910,571	$3,049,212	$2,636,822	$412,390

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

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($240.8 million) facility, and $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($393.5 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.2 billion for the six months ended June 30, 2015. As of June 30, 2015, we had aggregate borrowings of $2.6 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.05% per annum. As of June 30, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.7 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table outlines the key terms of our revolving repurchase facilities:

Lender	Rate(1)(2)	Guarantee(1)(3)	Advance Rate(1)	Margin Call(4)	Term/Maturity
Bank of America	L+1.69%	50%	79.5%	Collateral marks only	May 21, 2019(5)
JP Morgan	L+1.81%	25%	80.3%	Collateral marks only	Term matched(6)(7)
Wells Fargo	L+1.80%	25%	79.2%	Collateral marks only	Term matched(6)
MetLife	L+1.80%	50%	77.9%	Collateral marks only	February 24, 2021(8)
Citibank	L+1.93%	25%	76.7%	Collateral marks only	Term matched(6)
Morgan Stanley	L+2.34%	25%	78.4%	Collateral marks only	March 3, 2017

(1)	Represents a weighted-average based on collateral assets pledged and borrowings outstanding as of June 30, 2015.
(2)

Represents weighted-average cash coupon on borrowings outstanding as of June 30, 2015. As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

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

(7)	Borrowings denominated in British pound sterling under this facility mature on January 7, 2018.
(8)	Includes five one-year extension options which may be exercised at our sole discretion.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with $4.2 billion of financing secured by the portfolio. Of this amount, an aggregate of $4.0 billion was advanced at closings that were completed in stages during the quarter, and an additional $162.0 million is available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of June 30, 2015, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. As of June 30, 2015, we had outstanding asset-specific borrowings of $3.8 billion under the GE portfolio acquisition facility.

Sequential Pay Advance

The GE portfolio acquisition facility also includes a sequential pay advance feature that provides $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. Borrowings under the sequential pay advance accrue interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance is denominated in U.S. Dollars and will be repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each have a maturity date that is one year from the date of funding, and we guarantee 100% of outstanding borrowings of the sequential pay advance. As of June 30, 2015, we had outstanding sequential pay advance borrowings of $236.7 million under the GE portfolio acquisition facility.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Asset-Specific Repurchase Agreements

During the six months ended June 30, 2015, we entered into one asset-specific repurchase agreement providing an additional $103.1 million of credit capacity. The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	June 30, 2015		December 31, 2014
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	4	5	3	4
Principal balance	$413,751	$548,837	$324,553	$429,197
Weighted-average cash coupon(1)	L+2.75%	L+5.21%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+3.19%	L+5.70%	L+3.16%	L+5.53%

(1)

As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, cost / all-in yield includes the amortization of deferred origination fees / financing costs.

The weighted-average outstanding balance of our asset-specific repurchase agreements was $375.5 million for the six months ended June 30, 2015.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of June 30, 2015 plus 75% of the net cash proceeds of future equity issuances subsequent to June 30, 2015; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2015 and December 31, 2014, we were in compliance with these covenants.

6. LOAN PARTICIPATIONS SOLD

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

During the six months ended June 30, 2015, we sold one senior loan participation, providing an additional $256.0 million of credit capacity. The following table details statistics for our loan participations sold ($ in thousands):

	June 30, 2015		December 31, 2014
	Participations Sold	Underlying Loans	Participations Sold	Underlying Loans
Number of loans	4	4	4	4
Principal balance	$635,581	$786,511	$499,433	$635,701
Weighted-average cash coupon(1)	L+2.39%	L+4.03%	L+2.51%	L+4.10%
Weighted-average all-in cost / yield(1)	L+2.64%	L+4.26%	L+2.71%	L+4.71%

(1)

As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of June 30, 2015. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity. As of June 30, 2015, the conversion option value was zero based on the price of our class A common stock of $27.82. In addition, we had the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

We recorded a $13.2 million discount upon issuance of the Convertible Notes, including $4.1 million of initial issuance costs, based on the implied value of the conversion option and an assumed effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the six months ended June 30, 2015, we incurred total interest on our convertible notes of $5.8 million, of which $4.5 million related to cash coupon and $1.3 million related to the amortization of discount and certain issuance costs. During the six months ended June 30, 2014, we incurred total interest on our convertible notes of $5.7 million, of which $4.5 million related to cash coupon and $1.2 million related to the amortization of discount and certain issuance costs. As of June 30, 2015, the Convertible Notes were carried on our consolidated balance sheet at $163.1 million, net of an unamortized discount of $9.4 million. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

We use derivative financial instruments, which include interest rate caps and may also include interest rate swaps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings. In addition, certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency, the U.S. Dollar. We enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of the U.S. Dollar.

The principal objective of such arrangements is to minimize the risks and/or costs associated with our operating and financing structure as well as to hedge specific transactions. We do not intend to utilize derivatives for speculative or other purposes. The use of derivative financial instruments carries certain risks, including the risk that the counterparties to these contractual arrangements are not able to perform under the agreements. To mitigate this risk, we only enter into derivative financial instruments with counterparties with high credit ratings and with major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

Cash Flow Hedges of Interest Rate Risk

Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. In addition, we may be required by our lenders to enter into certain derivative contracts related to our credit facilities. To accomplish this objective, we primarily use interest rate caps. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an up-front premium.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects earnings. During the six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

with floating rate debt. The ineffective portion of the change in fair value of such derivatives is recognized directly in earnings. During the six months ended June 30, 2015, we recorded no hedge ineffectiveness in our consolidated statement of operations.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2015, we estimate that an additional $131,000 will be reclassified from other comprehensive income as an increase to interest expense.

As of June 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd. Avg. Maturity (Years)
Interest Rate Caps	26		$1,097,632	2%	USD LIBOR	1.8
Interest Rate Caps	11	C$	550,589	2%	CDOR	1.7
Interest Rate Caps	1		€152,710	2%	EURIBOR	1.5
Interest Rate Caps	1		£15,142	2%	GBP LIBOR	1.8

Net Investment Hedges of Foreign Currency Risk

We have made investments in foreign entities which expose us to fluctuations between the U.S. Dollar and the foreign currency of the investment. Currently, we use derivative financial instruments to manage, or hedge, the variability in the carrying value of certain of our net investments in consolidated, foreign currency-denominated subsidiaries caused by the fluctuations in foreign currency exchange rates. For derivatives that are designated and qualify as a hedge of our net investment in a foreign currency, the gain or loss on such derivatives is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portion of a net investment hedge is recognized in our consolidated statement of operations. For derivatives that are not designated as hedging instruments, gains or losses are recognized in our consolidated statement of operations during the current period.

As of June 30, 2015, we had the following outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell CAD Forward	2	C$	204,261
Sell GBP Forward	2		£64,000
Sell EUR Forward	2		€51,000

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 – “Derivatives and Hedging.” Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings. During both the three and six months ended June 30, 2015, we recorded losses of $11,000 related to non-designated hedges.

As of June 30, 2015, we had the following outstanding non-designated hedges (notional amount in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount
Interest Rate Caps	2	$42,240
Interest Rate Caps	1	£619

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position as of(1)		Fair Value of Derivatives in a Liability Position as of(2)
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate caps	$919	$—	$—	$—
Foreign exchange contracts	1,672	1,138	2,506	—

Total derivatives designated as hedging instruments	$2,591	$1,138	$2,506	$—

(1)	Included in accrued interest receivable, prepaid expenses, and other assets in our consolidated balance sheet.
(2)	Included in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statement of operations for the three and six months ended June 30, 2015 ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)(1)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Hedging Relationships	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015		Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Cash Flow Hedges
Interest rate caps	$823	$823	Interest Expense	$—	$—

Net Investment Hedges
Foreign exchange contracts	2,485	(851)	Gain (Loss) on Sale of Subsidiary	—	—

Total	$3,308	$(28)		$—	$—

(1)

During the six months ended June 30, 2015, we received net cash settlements of $2.8 million on our foreign currency forward contracts. Those amounts are included as a component of Other Comprehensive Income on our consolidated balance sheet.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2015, we were in a net asset position of $921,964 with one of our derivative counterparties and a net liability position of $1.3 million with another of our derivative counterparties.

9. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of June 30, 2015, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We do not have any shares of preferred stock issued and outstanding as of June 30, 2015.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our issuance of class A common stock during the six months ended June 30, 2015 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings			2015 Total / Wtd. Avg.
	April 2015	May 2015(3)	June 2015
Shares issued	23,000,000	280,025	11,500,000	34,780,025
Share issue price(1)	$29.75	$29.97	$29.42	$29.64
Net proceeds(2)	$683,727	$7,895	$337,935	$1,029,557

(1)	Represents price per share paid by the underwriters or sales agents, as applicable, after underwriting or sales discounts and commissions.
(2)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.
(3)

Issuance represents 280,025 shares issued over a five-day period in May 2015 under our at-the-market program, with a weighted average issue price of $29.97, and generating net proceeds of $7.9 million after allocable expenses.

We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 12 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2015	2014
Beginning balance	58,388,808	29,602,884
Issuance of class A common stock	34,780,298	18,975,001
Issuance of restricted class A common stock, net	179,799	—
Issuance of deferred stock units	10,665	10,009

Ending balance	93,359,570	48,587,894

(1)	Deferred stock units held by members of our board of directors totalled 129,584 and 106,188 as of June 30, 2015 and 2014, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the six months ended June 30, 2015, we issued 273 shares of class A common stock under the dividend reinvestment component and did not issue shares under the direct stock purchase plan component. As of June 30, 2015, a total of 9,999,721 shares of class A common stock remain available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2015, we sold 280,025 shares of class A common stock under the ATM Agreements, with net proceeds totaling $7.9 million. As of June 30, 2015, sales of our class A common stock with an aggregate sales price of $188.6 million remain available for issuance under the ATM Agreements.

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

On June 30, 2015, we declared a dividend of $0.52 per share, or $48.5 million, which was paid on July 15, 2015, to stockholders of record as of June 30, 2015. During the six months ended June 30, 2015, we declared aggregate dividends of $1.04 per share, or $78.9 million. During the six months ended June 30, 2014, we declared aggregate dividends of $0.96 per share, or $42.1 million.

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding for the indicated periods ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income(1)	$29,284	$33,466	$64,679	$46,531
Weighted-average shares outstanding, basic and diluted	80,940,535	47,977,813	69,820,061	43,000,242

Per share amount, basic and diluted	$0.36	$0.70	$0.93	$1.08

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of June 30, 2015, total accumulated other comprehensive loss was $19.3 million, primarily representing (i) $20.5 million of cumulative currency translation adjustment on assets and liabilities denominated in foreign currencies and (ii) an offsetting $1.2 million gain related to changes in the fair value of derivative instruments. As of December 31, 2014, total accumulated other comprehensive loss was $15.0 million, primarily representing the cumulative currency translation adjustment on assets and liabilities denominated in a foreign currency.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of June 30, 2015, CT Legacy Partners’ total equity was $21.2 million, of which $8.8 million was owned by Blackstone Mortgage Trust, Inc., and $12.4 million was allocated to non-controlling interests.

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

During the six months ended June 30, 2015 and 2014, we incurred $13.5 million and $7.8 million of management fees payable to our Manager, respectively. During the six months ended June 30, 2015, we incurred $1.2 million of incentive fees payable to our Manager. We did not incur any incentive fees payable to our Manager during the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Professional services	$777	$648	$1,476	$1,098
Operating and other costs	554	469	1,112	1,031
GE transaction costs	9,013	—	9,213	—

Subtotal	10,344	1,117	11,801	2,129
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	828	11,190	2,605	11,190
Management incentive awards plan - CT Legacy Partners(2)	1,024	416	2,054	552
Restricted class A common stock earned	3,303	2,289	6,506	4,029
Director stock-based compensation	94	94	188	188

Subtotal	5,249	13,989	11,353	15,959

Total BXMT expenses	15,593	15,106	23,154	18,088
Expenses of consolidated subsidiaries	105	250	205	466

Total general and administrative expenses	$15,698	$15,356	$23,359	$18,554

(1)	Represents the portion of CTOPI promote revenue accrued under compensation awards. See Note 4 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). Approximately 50% of the pool is three-fourths vested as of June 30, 2015, with the remainder contingent on continued employment with an affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 50% of the pool, 27% is fully vested as a result of an

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

acceleration event, and 33% vest only upon our receipt of distributions from CT Legacy Partners. We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $1.2 million and $2.8 million as of June 30, 2015 and December 31, 2014, respectively.

11. INCOME TAXES

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2015 and December 31, 2014, we were in compliance with all REIT requirements.

During the six months ended June 30, 2015 and 2014, we recorded a current income tax provision of $350,000 and $530,000, respectively, related to our taxable REIT subsidiaries as well as various state and local taxes. We did not have any deferred tax assets or liabilities as of June 30, 2015 or December 31, 2014.

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

As of June 30, 2015, tax years 2011 through 2014 remain subject to examination by taxing authorities, however no such examinations are ongoing.

12. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of June 30, 2015, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors are compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under five benefit plans as of June 30, 2015: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2015, there were 748,855 shares available under the Current Plans.

During the six months ended June 30, 2015, we issued 190,674 shares of restricted class A common stock under our Current Plans. These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 869,948 shares of restricted class A common stock outstanding as of June 30, 2015 will vest as follows: 227,761 shares will vest in 2015; 416,339 shares will vest in 2016; and 225,598 shares will vest in 2017. As of June 30, 2015,

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $24.2 million. This cost is expected to be recognized over a weighted average period of 1.5 years from June 30, 2015.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share

Balance as of December 31, 2014	919,719	$26.86
Granted	190,674	29.39
Vested	(229,570)	26.95
Forfeited	(10,875)	28.02

Balance as of June 30, 2015	869,948	$27.38

13. FAIR VALUES

Assets and Liabilities Recorded at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$2,591	$—	$2,591	$—	$1,138	$—	$1,138
Other assets, at fair value(1)	$—	$1,251	$12,696	$13,947	$—	$1,510	$47,507	$49,017
Liabilities
Derivatives	$—	$2,506	$—	$2,506	$—	$—	$—	$—

(1)	Other assets include loans, securities, equity investments, and other receivables carried at fair value.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Six Months Ended June 30,
	2015	2014
January 1,	$47,507	$54,461
Proceeds from investments	(57,039)	(326)
Adjustments to fair value included in earnings
Unrealized gain on investments at fair value	22,228	5,829

June 30,	$12,696	$59,964

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value. The following describes the key assumptions used in arriving at the fair value of each of these assets as of June 30, 2015 and December 31, 2014.

Securities: As of June 30, 2015, our securities, which had a book value of $11.0 million, were valued by obtaining assessments from third-party dealers.

Loans: As of June 30, 2015, we had no loans carried at fair value. As of December 31, 2014, we had one hotel loan and one office loan with an aggregate fair value of $19.0 million. The discount rate used to value the hotel loan that was outstanding as of December 31, 2014, was 7% and a 100 bp discount rate increase would have resulted in a decrease in fair value of 0.3%. The discount rate used to value the office loan that was outstanding as of December 31, 2014, was 15% and a 100 bp discount rate increase would have resulted in a decrease in fair value of 1.1%.

Equity investments and other receivables: As of June 30, 2015, equity investments and other receivables, which had an aggregate book value of $2.9 million, were generally valued by discounting expected cash flows.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2015			December 31, 2014
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$104,252	$104,252	$104,252	$51,810	$51,810	$51,810
Restricted cash	7,025	7,025	7,025	11,591	11,591	11,591
Loans receivable, net	10,131,323	10,169,609	10,154,374	4,428,500	4,462,897	4,462,897

Financial liabilities
Secured debt agreements	7,088,738	7,088,738	7,088,738	2,040,783	2,040,783	2,040,783
Loan participations sold	635,581	635,581	635,581	499,433	499,433	499,433
Convertible notes, net	163,073	172,500	185,006	161,853	172,500	181,341

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

14. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to a management agreement, the initial term of which expires on December 19, 2016 and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of June 30, 2015, our consolidated balance sheet included $8.1 million of accrued management and incentive fees payable to our Manager. During the six months ended June 30, 2015, we paid $12.9 million of management and incentive fees to our Manager and reimbursed our Manager for $139,000 of expenses incurred on our behalf. In addition, as of June 30, 2015, our consolidated balance sheet includes $83,333 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. During the six months ended June 30, 2015, CT Legacy Partners made aggregate preferred distributions of $841,000 to such affiliate.

On October 23, 2014, we issued 337,941 shares of restricted class A common stock with a fair value of $9.4 million as of the grant date to our Manager under the 2013 Manager Plan. On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. During the six months ended June 30, 2015 and 2014, we recorded a non-cash expense related to these shares of $3.3 million and $1.7 million, respectively. Refer to Note 12 for further discussion of our restricted class A common stock.

In conjunction with our April 2015 stock offering, affiliates of our Manager, including certain of our executive officers and directors, purchased 1,885,245 shares of our class A common at the same $30.50 per share price offered to the public. We did not, however, pay the underwriters any fees for these affiliate share purchases. Blackstone Capital Markets acted as co-manager of the offering, for which it was compensated $761,000 on terms consistent with those for other non-affiliated underwriters.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

On April 10, 2015, we entered into a memorandum of designation and understanding, or Designation Agreement, with GE and certain affiliates of our Manager to acquire a $4.6 billion portfolio of commercial mortgage loans from GE. Pursuant to the terms of the Designation Agreement, we were designated as the purchaser of this loan portfolio by an affiliate of our Manager that entered into a purchase and sale agreement dated as of April 10, 2015 with GE to acquire the majority of GE’s global real estate debt and equity business for an aggregate purchase price of approximately $23.0 billion. Certain transaction-related expenses incurred by us in connection with the acquisition of this loan portfolio represent an allocation of transaction expenses paid by affiliates of our Manager in connection with the overall acquisition transaction with GE.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which sale will result in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. As of December 31, 2014, CT Legacy Partners carried its investment in the Three-Pack JV at $18.5 million. During the six months ended June 30, 2015, we recognized a gain of $22.1 million on our consolidated statement of operations to reflect the $40.6 million of expected net sales proceeds to be received by CT Legacy Partners, of which $37.7 million has been received as of June 30, 2015. As a result of the sale transaction, certain employees of our Manager, including certain of our executive officers, will receive incentive compensation payments of an aggregate $2.7 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million has already been paid, based on $40.6 million of net sale proceeds to CT Legacy Partners. See Note 10 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

On May 15, 2015 we originated a $590.0 million loan, the proceeds of which were used by the borrower to repay an existing loan owned by an affiliate of our Manager.

During the three months ended March 31, 2015, we originated a $320.0 million loan to a third-party. In conjunction with the origination of our loan and repayment of the pre-existing financing, an affiliate of our Manager earned a modification fee of $354,000.

During the six months ended June 30, 2015, we incurred $129,000 of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager.

15. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of June 30, 2015, we had unfunded commitments of $791.2 million related to 72 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire over the next four years.

Income Tax Audits of CTIMCO

The IRS and the State of New York are separately undergoing examinations of the income tax returns for the years ended December 31, 2012 and 2011 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examinations are on-going, and no adjustments have been communicated to us. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined to be owed by CTIMCO would ultimately be paid by us. As of June 30, 2015, there are no reserves recorded for the CTIMCO examinations.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any material legal proceedings.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Board of Directors’ Compensation

As of June 30, 2015, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of June 30, 2015, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

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

Loan Portfolio Acquisition

During the three months ended June 30, 2015, we acquired a portfolio of 77 loans from General Electric Capital Corporation and certain of its affiliates, or GE, for a total purchase price of $4.7 billion. The GE loan portfolio consists of commercial mortgage loans secured by properties located in North America and Europe, and represents a significant expansion of our lending business. The acquisition closed in stages during the second quarter of 2015 and was financed through borrowings of $4.0 billion under a secured debt agreement with Wells Fargo as well as a portion of the $1.0 billion of proceeds we received from our underwritten offerings of shares of class A common stock.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended June 30, 2015, we recorded earnings per share of $0.36, declared a dividend of $0.52 per share, and reported $0.38 per share of Core Earnings. In addition, our book value per share as of June 30, 2015 was $26.60. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and the allocation of basic and diluted net income per share based on the weighted-average of our shares of class A common stock, restricted class A common stock, and deferred stock units outstanding ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2015	March 31, 2015
Net income (1)	$29,284	$35,393
Weighted-average shares outstanding, basic and diluted	80,940,535	58,576,025

Net income per share, basic and diluted	$0.36	$0.60

Dividends per share	$0.52	$0.52

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

During the three months ended June 30, 2015, Core Earnings was $0.38 per share compared to $0.54 per share during the three months ended March 31, 2015. The decrease in Core Earnings is primarily due to transaction expenses associated with the GE loan portfolio acquisition and an increase in our weighted-average shares outstanding as a result of issuing 34.8 million additional shares of our class A common stock during the quarter.

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except share and per share data):

	Three Months Ended
	June 30, 2015	March 31, 2015
Net income(1)	$29,284	$35,393
CT Legacy Portfolio net income	(1,857)	(8,400)
Non-cash compensation expense	3,396	3,297
Incentive management fees	—	1,212
GE purchase discount accretion adjustment(2)	(459)	—
Other items	416	342

Core Earnings	$30,780	$31,844

Weighted-average shares outstanding, basic and diluted	80,940,535	58,576,025

Core Earnings per share, basic and diluted	$0.38	$0.54

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

As of June 30, 2015, book value was $26.60 per share compared to $24.87 per share as of March 31, 2015. The increase in book value per share is primarily due to offerings of our class A common stock during the quarter for average net proceeds of $29.64 per share. Additionally, positive unrealized foreign currency fluctuations resulted in an increase of $0.13 per share of book value in accumulated other comprehensive income. The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2015	March 31, 2015

Stockholders’ equity	$2,483,124	$1,456,935
Shares
Class A common stock	92,360,038	57,405,747
Restricted class A common stock	869,948	1,045,330
Deferred stock units	129,584	124,333

Total outstanding	93,359,570	58,575,410

Book value per share	$26.60	$24.87

II. Loan Portfolio

During the quarter ended June 30, 2015, we acquired the entire $4.9 billion GE loan portfolio and originated $1.7 billion of new loans, for total originations of $6.5 billion. Loan fundings during the quarter totaled $6.1 billion, including $549.4 million of non-consolidated senior interests. We generated interest income of $80.5 million and incurred interest expense of $30.6 million during the quarter, which resulted in $49.8 million of net interest income during the three months ended June 30, 2015.

Our GE loan portfolio acquisition was financed with borrowings of $4.0 billion under our secured debt agreement with Wells Fargo. Our other loan originations were financed with a net $401.7 million of borrowings under secured debt agreements, and $390.8 million of proceeds from loan principal repayments. Additionally, we capitalized our loan origination activity through the issuance of our class A common stock with total proceeds of $1.0 billion during the quarter.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended June 30, 2015		Three Months Ended March 31, 2015
	Loan Originations(1)	Loan Fundings(2)	Loan Originations(1)	Loan Fundings(2)
Senior loans(3)	$5,614,422	$5,404,820	$937,050	$903,049
Non-consolidated senior interests(4)	754,000	549,449	—	335
Subordinate loans(4)	166,000	122,271	—	103

Total	$6,534,422	$6,076,540	$937,050	$903,487

(1)	Includes new originations and additional commitments made under existing borrowings.
(2)

Loan fundings during the three months ended June 30, 2015 include $116.2 million of additional fundings under existing loans as of March 31, 2015, and loan fundings during the three months ended March 31, 2015 include $118.1 million of additional fundings under existing loans as of December 31, 2014.

(3)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(4)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These subordinate loan originations are therefore presented net of the related non-consolidated senior interests. During the three months ended June 30, 2015, our subordinate loan originations are presented net of related non-consolidated senior interest of $754.0 million. Loan fundings under these non-consolidated senior interests totaled $549.4 million during the quarter. See “Non-Consolidated Senior Interests” below.

As of June 30, 2015, the majority of our loans were senior mortgages and similar credit quality loans. The following table details overall statistics for our loan portfolio ($ in thousands):

	Floating Rate Loans	Fixed Rate Loans	Total
Number of loans	101	37	138
Principal balance	$8,009,046	$2,160,563	$10,169,609
Net book value	$7,969,227	$2,162,096	$10,131,323
Unfunded loan commitments(1)	$786,419	$4,735	$791,154
Weighted-average cash coupon(2)	L+4.21%	5.33%	4.72%
Weighted-average all-in yield(2)	L+4.59%	5.54%	5.06%
Weighted-average maximum maturity (years)(3)	3.5	2.9	3.4

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of June 30, 2015, our floating rate loans were indexed to various benchmark rates, with 80% of floating rate loans indexed to USD LIBOR. In addition, $1.2 billion of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.59%, as of June 30, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2015, 69% of our loans were subject to yield maintenance or other prepayment restrictions and 31% were open to repayment by the borrower without penalty.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2014 ($ in thousands):

December 31, 2014
Number of loans	60
Principal balance	$4,462,897
Net book value	$4,428,500
Unfunded loan commitments(1)	$513,229
Weighted-average cash coupon(2)	L+4.36%
Weighted-average all-in yield(2)	L+4.81%
Weighted-average maximum maturity (years)(3)	3.9

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2014, all of our loans were floating rate loans and were indexed to various benchmark rates, with 79% of floating rate loans indexed to USD LIBOR. In addition, 14% of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans were subject to yield maintenance or other prepayment restrictions and 15% were open to repayment by the borrower without penalty.

The charts below detail the geographic distribution and types of properties securing these loans, as of June 30, 2015 ($ in millions):

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. As of June 30, 2015, all of the investments in the loan portfolio are performing and the weighted-average risk rating of our loan portfolio is 2.2.

Secured Debt Agreements

Our secured debt agreements included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific repurchase agreements.

The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	June 30, 2015	December 31, 2014
Revolving repurchase facilities	$2,636,822	$2,040,783
GE portfolio acquisition facility	4,038,165	—
Asset-specific repurchase agreements	413,751	324,553

	$7,088,738	$2,365,336

Revolving Repurchase Facilities

During the six months ended June 30, 2015, we increased the maximum facility size of three of our revolving repurchase facilities providing an additional $762.5 million dollars of credit capacity. The following table details our revolving repurchase facilities as of June 30, 2015 ($ in thousands):

	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential	Outstanding	Available(3)
Bank of America	$750,000	$815,125	$642,169	$606,535	$35,634
JP Morgan(4)	753,348	832,222	653,830	566,063	87,767
Wells Fargo	1,000,000	887,926	689,679	549,858	139,821
MetLife	750,000	556,409	433,445	364,153	69,292
Citibank	500,000	575,506	439,239	362,562	76,677
Morgan Stanley(5)	393,450	243,383	190,850	187,651	3,199

	$4,146,798	$3,910,571	$3,049,212	$2,636,822	$412,390

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

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility and a £153.0 million ($240.8 million) facility, and $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($393.5 million) facility.

As of June 30, 2015, we had aggregate borrowings of $2.6 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.05% per annum. As of June 30, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.7 years.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with $4.2 billion of financing secured by the portfolio. Of this amount, an aggregate of $4.0 billion was advanced at closings that were completed in stages during the quarter, and an additional $162.0 million is available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of June 30, 2015, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. As of June 30, 2015, we had outstanding asset-specific borrowings of $3.8 billion under the GE portfolio acquisition facility.

Sequential Pay Advance

The GE portfolio acquisition facility also includes a sequential pay advance feature that provides $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. Borrowings under the sequential pay advance accrue interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance is denominated in U.S. Dollars and will be repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each have a maturity date that is one year from the date of funding, and we guarantee 100% of outstanding borrowings of the sequential pay advance. As of June 30, 2015, we had outstanding sequential pay advance borrowings of $236.7 million under the GE portfolio acquisition facility.

Asset-Specific Repurchase Agreements

During the six months ended June 30, 2015, we entered into one asset-specific repurchase agreement providing an additional $103.1 million of credit capacity. The following table details our asset-specific repurchase agreements ($ in thousands):

	June 30, 2015		December 31, 2014
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	4	5	3	4
Principal balance	$413,751	$548,837	$324,553	$429,197
Weighted-average cash coupon(1)	L+2.75%	L+5.21%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+3.19%	L+5.70%	L+3.16%	L+5.53%

(1)

As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

Refer to Note 5 to our consolidated financial statements for additional terms and details of our secured debt agreements, including certain financial covenants.

Loan Participations Sold

During the six months ended June 30, 2015, we sold one senior loan participation, providing an additional $256.0 million of credit capacity. The following table details statistics for our loan participations sold ($ in thousands):

	June 30, 2015		December 31, 2014
	Participations Sold	Underlying Loans	Participations Sold	Underlying Loans
Number of loans	4	4	4	4
Principal balance	$635,581	$786,511	$499,433	$635,701
Weighted-average cash coupon(1)	L+2.39%	L+4.03%	L+2.51%	L+4.10%
Weighted-average all-in cost / yield(1)	L+2.64%	L+4.26%	L+2.71%	L+4.71%

(1)

As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

Refer to Note 6 to our consolidated financial statements for additional details related to our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and our results of operations. During the six months ended June 30, 2015, we facilitated the syndication of two such non-consolidated senior interests, totaling $754.0 million. Fundings under these non-consolidated senior interests totaled $549.8 million during the six months ended June 30, 2015. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of June 30, 2015 ($ in thousands):

	June 30, 2015
	Total Loan	Non-Consolidated Senior Interest	Subordinate Interest
Number of loans	3	3	3
Principal balance	$816,513	$660,173	$156,340
Weighted-average cash coupon	L+4.60%	L+2.83%	L+12.04%
Weighted-average all-in yield(1)	L+5.08%	L+3.29%	L+12.60%

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

The following table details our non-consolidated senior interests as of December 31, 2014 ($ in thousands):

	December 31, 2014
	Total Loan	Non-Consolidated Senior Interest	Subordinate Interest
Number of loans	1	1	1
Principal balance	$144,354	$110,388	$33,966
Weighted-average cash coupon	L+5.25%	L+3.00%	L+12.56%
Weighted-average all-in yield(1)	L+5.21%	L+3.00%	L+12.35%

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2015, 79% of our loans earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2015, 21% of our loans earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of such financing. In instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s sensitivity to interest rates by currency as of June 30, 2015 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$6,449,844	£720,770	€143,036	C$	327,611
Floating rate debt(1)(2)	(5,829,314)	(594,397)	(210,055)		(799,422)

Net floating rate exposure(3)	$620,530	£126,373	€(67,019)	C$	(471,811)

(1)

As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements and loan participations sold.
(3)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, €152.7 million, and C$550.6 million to limit our exposure to increases in interest rates.

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

CT Legacy Portfolio

As of June 30, 2015, Our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners, LLC, or CT Legacy Partners and (ii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the six months ended June 30, 2015 we recognized (i) $22.2 million of unrealized gain on investments at fair value, (ii) $5.7 million of income from equity investments in unconsolidated subsidiaries, and (iii) $13.8 million of non-controlling interest related to our CT Legacy Portfolio. In addition, we received $30.8 million of distributions related to assets in the CT Legacy Portfolio.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Three Months Ended June 30,		2015 vs 2014	Six Months Ended June 30,		2015 vs 2014

	2015	2014		$2015	2014	$
Income from loans and other investments
Interest and related income	$80,481	$42,466	$38,015	$143,889	$76,122	$67,767
Less: Interest and related expenses	30,634	15,720	14,914	54,796	27,794	27,002

Income from loans and other investments, net	49,847	26,746	23,101	89,093	48,328	40,765
Other expenses
Management and incentive fees	8,051	4,410	3,641	14,721	7,807	6,914
General and administrative expenses	15,698	15,356	342	23,359	18,554	4,805

Total other expenses	23,749	19,766	3,983	38,080	26,361	11,719
Unrealized gain on investments at fair value	4,714	7,163	(2,449)	22,190	5,824	16,366
Income from equity investments in unconsolidated subsidiaries	1,710	24,294	(22,584)	5,659	24,294	(18,635)

Income before provision for taxes	32,522	38,437	(5,915)	78,862	52,085	26,777
Income tax (benefit) provision	105	(2)	107	350	530	(180)

Net income	32,417	38,439	(6,022)	78,512	51,555	26,957

Net income attributable to non-controlling interests	(3,133)	(4,973)	1,840	(13,833)	(5,024)	(8,809)

Net income attributable to Blackstone Mortgage Trust, Inc.	$29,284	$33,466	$(4,182)	$64,679	$46,531	$18,148

Net income per share - basic and diluted	$0.36	$0.70	$(0.34)	$0.93	$1.08	$(0.15)
Dividends per share	$0.52	$0.48	$0.04	$1.04	$0.96	$0.08

Income from loans and other investments, net

Income from loans and other investments, net increased $38.0 million and $67.8 million, during the three months and six months ended June 30, 2015, respectively, as compared to the corresponding periods in 2014. The increase was primarily due to the interest income earned on our loan portfolio, the principal balance of which increased by $6.7 billion as of June 30, 2015 compared with June 30, 2014. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $5.3 billion as of June 30, 2015 compared with June 30, 2014.

Other expenses

Other expenses are comprised of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $4.0 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to (i) $9.0 million of transaction costs related the GE loan portfolio acquisition, (ii) an increase of $3.6 million of management and incentive fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (iii) $1.0 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) $69,000 of additional general operating expenses. These were partially offset by a decrease of $9.7 million of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Other expenses increased by $11.7 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 due to (i) $9.2 million of transaction costs related the GE loan portfolio acquisition, (ii) an increase of $6.9 million of management and incentive fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (iii) $2.5 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) $198,000 of additional general operating expenses. These were partially offset by a decrease of $7.1 million of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Unrealized gain on investments at fair value

During the three months ended June 30, 2015, we recognized $4.7 million of net unrealized gains on investments held by CT Legacy Partners. During the three months ended June 30, 2014, we recognized $7.2 million of net unrealized gains on investments held by CT Legacy Partners.

During the six months ended June 30, 2015, we recognized $22.2 million of net unrealized gains on investments held by CT Legacy Partners. During the six months ended June 30, 2014, we recognized $5.8 million of net unrealized gains on investments held by CT Legacy Partners.

Income from equity investments in unconsolidated subsidiaries

During the three months ended June 30, 2015, we recognized $1.7 million of promote income from CTOPI. During the three months ended June 30, 2014, we recognized $24.3 million of promote income from CTOPI.

During the six months ended June 30, 2015, we recognized $5.7 million of promote income from CTOPI. During the six months ended June 30, 2014, we recognized $24.3 million of promote income from CTOPI.

Net income attributable to non-controlling interests

During the three months ended June 30, 2015, we recognized $3.1 million of net income attributable to non-controlling interest compared with $5.0 million during the six months ended June 30, 2014. The non-controlling interest represents the portion of CT Legacy Partners net income that is not owned by us. The decrease in non-controlling interest is primarily a result of the decrease of $2.5 million of unrealized gain on investments at fair value recognized by CT Legacy Partners during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

During the six months ended June 30, 2015, we recognized $13.8 million of net income attributable to non-controlling interest compared with $5.0 million during the six months ended June 30, 2014. The increase in non-controlling interest is primarily a result of the increase of $16.4 million of unrealized gain on investments at fair value recognized by CT Legacy Partners during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Dividends per share

During the three months ended June 30, 2015, we declared a dividend of $0.52 per share, or $48.5 million, which was paid on July 15, 2015 to common stockholders of record as of June 30, 2015. During the three months ended June 30, 2014, we declared a dividend of $0.48 per share, or $23.3 million, which was paid on July 15, 2014 to common stockholders of record as of June 30, 2014.

During the six months ended June 30, 2015, we declared aggregate dividends of $1.04 per share, or $78.9 million. During the six months ended June 30, 2014, we declared aggregate dividends of $0.96 per share, or $42.1 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of June 30, 2015, we had 93,229,986 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $7.1 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of June 30, 2015, our secured debt agreements consisted of revolving repurchase facilities with an outstanding balance of $2.6 billion, the GE portfolio acquisition facility with an outstanding balance of $4.0 billion, and $413.8 million of asset-specific repurchase agreements. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of June 30, 2015 we had $635.6 million of loan participations sold and $660.2 million of non-consolidated senior interests.

As of June 30, 2015, we also had $172.5 million aggregate principal amount of Convertible Notes with a net book value of $163.1 million, which carry a cash coupon of 5.25% and an all-in cost of 7.16%. These notes mature in December 2018.

See Notes 5, 6, and 7 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$104,252	$51,810
Available borrowings under revolving repurchase facilities	412,390	218,555

	$516,642	$270,365

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to an aggregate of $200.0 million of our class A common stock. Refer to Note 9 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $7.3 billion of outstanding borrowings under secured debt agreements and Convertible Notes, our $791.2 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2015 were as follows ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$791,154	$153,145	$550,295	$87,714	$—
Secured debt agreements(2)(3)	7,270,096	1,824,674	4,580,812	813,148	51,462
Loan participations sold(3)	687,839	177,233	113,336	397,270	—
Convertible notes, net	203,959	9,221	18,364	176,374	—

Total	$8,953,048	$2,164,273	$5,262,807	$1,474,506	$51,462

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our revolving repurchase facilities is based on the initial maturity date of each individual borrowing under our revolving repurchase facilities. Excludes the related future interest payment obligations, which are not fixed and determinable due to the revolving nature of these facilities.

(3)

Assumes repayment date based on the initial maturity of each instrument. Future interest payment obligations are determined using the relevant benchmark rates in effect as of June 30, 2015, as applicable.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities	$6,351	$34,009
Cash flows from investing activities	(5,723,267)	(1,448,638)
Cash flows from financing activities	5,768,248	1,482,743

Net increase in cash and cash equivalents	$51,332	$68,114

We experienced a net increase in cash of $51.3 million for the six months ended June 30, 2015, compared to a net increase of $68.1 million for the six months ended June 30, 2014. During the six months ended June 30, 2015, we (i) borrowed a net $4.7 billion under our secured debt agreements, (ii) generated $1.0 billion of proceeds from issuances of our class A common stock, (iii) received $686.0 million of proceeds from loan sales and principal collections, and (iv) sold $256.0 million of loan participations. We used the proceeds from our debt and equity financing activities to purchase and originate $6.4 billion of new loans. Refer to Notes 5 and 6 to our consolidated financial statements for additional discussion of our secured debt obligations and participations sold. Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2015 and December 31, 2014, we were in compliance with all REIT requirements.

Refer to Note 11 to our consolidated financial statements for additional discussion of our income taxes.

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

Refer to Note 2 to our consolidated financial statements for the description of our Significant Accounting Policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2015 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
1	Senior loan	6/4/2015	$410.7	$403.9	$408.2	5.48	%(6)	5.66	%(6)	7/18/2018	Canada	Hotel	54%	2
2	Senior loan	6/11/2015	341.1	341.1	341.9	4.88	%(6)	4.93	%(6)	4/30/2019	Diversified-US	MHC	78%	2
3	Senior loan	5/22/2014	314.8	314.8	311.0	L + 4.00%		L + 4.34%		5/22/2019	U.K.	Hotel	57%	1
4	Senior loan	6/23/2015	306.9	306.9	307.6	5.26	%(6)	5.41	%(6)	1/31/2017	Diversified-US	MHC	60%	2
5	Senior loan	5/1/2015	320.3	294.5	291.5	L + 3.45%		L + 3.83%		5/1/2020	NY	Office	68%	3
6	Senior loan	1/7/2015	315.0	261.5	258.7	L + 3.50%		L + 3.95%		1/9/2020	NY	Office	53%	2
7	Senior loan	6/23/2015	213.4	213.4	212.8	5.38%		5.56%		1/18/2017	Germany	Retail	53%	2
8	Senior loan	6/11/2015	206.6	206.6	207.1	4.76	%(6)	4.90	%(6)	1/31/2017	Diversified-US	MHC	65%	2
9	Senior loan	3/4/2015	200.0	200.0	200.0	L + 4.25%		L + 4.25%		3/9/2017	WA	Office	64%	1
10	Senior loan	11/21/2013	181.0	181.0	180.1	L + 4.50%		L + 4.86%		11/9/2018	NY	Condo	68%	3
11	Senior loan	12/9/2014	210.7	163.8	162.7	L + 3.80%		L + 4.31%		12/9/2019	Diversified-US	Office	65%	2
12	Senior loan	7/31/2014	190.0	158.3	157.5	L + 3.50%		L + 4.01%		8/9/2019	IL	Office	70%	2
13	Senior loan	1/7/2014	156.3	156.3	155.4	L + 4.75%		L + 5.14%		1/7/2019	Diversified-US	Other	58%	2
14	Senior loan	11/20/2014	151.1	151.1	149.8	L + 3.40%		L + 3.62%		11/20/2019	U.K.	Hotel	62%	1
15	Senior loan	2/25/2014	166.0	150.5	149.4	L + 4.40%		L + 4.82%		3/9/2019	Diversified-US	Hotel	49%	2
16	Senior loan	6/4/2015	145.7	145.7	145.5	L + 4.50%		L + 4.55%		7/23/2018	U.K.	Other	53%	2
17	Senior loan	6/23/2015	154.8	145.1	145.1	L + 5.00%		L + 5.02%		12/20/2017	D.C.	Office	50%	2
18	Senior loan	12/17/2013	139.6	139.6	139.2	L + 4.75%		L + 5.27%		1/9/2019	NY	Office	70%	2
19	Senior loan	1/30/2014	145.9	133.4	133.2	L + 4.30%		L + 4.63%		12/1/2017	NY	Hotel	38%	2
20	Senior loan	10/30/2013	130.0	128.6	128.2	L + 4.38%		L + 4.62%		11/9/2018	CA	Hotel	71%	2
21	Senior loan	6/20/2014	137.5	127.7	127.0	L + 5.75%		L + 6.30%		6/20/2016	CA	Hotel	43%	3
22	Senior loan	6/23/2015	125.0	125.0	125.5	L + 3.65%		L + 3.64%		11/30/2018	Diversified-US	Hotel	83%	3
23	Senior loan	6/23/2015	119.8	119.8	121.5	L + 3.05%		L + 3.17%		11/1/2016	Diversified-US	Other	57%	2
24	Senior loan	11/17/2014	146.0	121.8	120.7	L + 5.50%		L + 5.94%		12/9/2019	Canada	Office	53%	3
25	Senior loan	5/28/2015	122.0	119.9	119.6	L + 4.75%		L + 4.87%		8/31/2017	Diversified-US	Various	86%	3
26	Senior loan	6/4/2015	114.8	114.8	114.5	L + 5.00%		L + 5.08%		8/15/2018	U.K.	Hotel	48%	2
27	Senior loan	3/4/2014	122.8	104.5	103.6	L + 4.00%		L + 4.58%		3/4/2018	U.K.	Office	50%	2
28	Senior loan	2/20/2014	100.0	99.6	99.3	L + 4.40%		L + 4.58%		3/9/2019	NY	Office	68%	2
29	Senior loan	6/24/2015	100.0	100.0	99.2	L + 3.50%		L + 3.86%		12/1/2019	VA	Office	43%	2
30	Senior loan	9/30/2013	113.5	98.3	98.1	L + 3.94%		L + 4.82%		9/30/2020	NY	Multi	67%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
31	Senior loan	6/4/2015	92.2	92.2	97.1	1.63	%(6)	2.50	%(6)	7/15/2015	U.K.	Office	68%	3
32	Senior loan	8/28/2014	125.0	96.1	95.6	L + 4.35%		L + 4.71%		12/9/2018	NY	Office	78%	3
33	Senior loan	6/23/2015	100.0	90.0	89.6	L + 3.55%		L + 3.66%		7/31/2019	NY	Hotel	59%	3
34	Senior loan	6/30/2015	89.0	89.0	88.8	5.68	%(6)	5.81	%(6)	11/30/2017	Diversified-US	MHC	56%	1
35	Senior loan	6/23/2015	97.4	87.9	87.5	L + 3.40%		L + 3.54%		7/31/2019	VA	Office	75%	3
36	Senior loan	3/12/2015	101.2	88.3	87.4	L + 3.25%		L + 3.69%		3/11/2020	CA	Office	66%	1
37	Senior loan	10/28/2014	85.0	81.8	81.2	L + 3.75%		L + 4.12%		11/9/2019	NY	Retail	78%	2
38	Senior loan	6/4/2015	83.9	80.3	81.1	5.05	%(6)	5.14	%(6)	3/28/2019	Canada	Retail	74%	3
39	Senior loan	2/18/2015	89.9	81.8	81.0	L + 3.75%		L + 4.30%		3/9/2020	CA	Office	71%	2
40	Senior loan	6/23/2015	85.3	80.7	80.6	L + 4.35%		L + 4.38%		8/31/2018	CA	Office	61%	2
41	Senior loan	6/24/2015	107.3	81.6	80.5	L + 4.25%		L + 4.72%		7/9/2020	HI	Hotel	67%	2
42	Senior loan	9/8/2014	80.9	80.9	79.9	L + 4.00%		L + 4.34%		11/20/2019	Spain	Retail	70%	2
43	Senior loan	5/20/2014	82.0	80.0	79.6	L + 4.00%		L + 4.54%		6/9/2019	D.C.	Office	79%	2
44	Senior loan	5/16/2014	86.8	79.4	78.9	L + 3.85%		L + 4.15%		6/9/2019	FL	Office	74%	2
45	Senior loan	10/2/2013	78.2	78.2	77.9	L + 5.00%		L + 5.38%		9/14/2018	Diversified-US	Other	66%	2
46	Senior loan	6/5/2014	77.1	77.1	76.5	L + 4.50%		L + 4.90%		6/5/2019	U.K.	Retail	80%	2
47	Senior loan	7/11/2014	82.2	76.0	75.4	L + 3.65%		L + 4.03%		8/9/2019	IL	Office	64%	2
48	Senior loan	5/22/2014	79.7	71.5	71.0	L + 4.50%		L + 4.92%		6/15/2019	CA	Office	67%	2
49	Senior loan	6/23/2015	80.9	70.9	70.5	L + 3.75%		L + 3.92%		8/31/2019	NY	Condo	50%	2
50	Senior loan	8/8/2013	68.0	68.0	68.0	L + 4.00%		L + 4.23%		6/10/2016	NY	Office	68%	2
51	Senior loan	6/11/2015	75.3	67.8	67.6	L + 3.47%		L + 3.55%		11/30/2018	TX	Office	50%	2
52	Senior loan	6/4/2015	66.9	66.9	66.7	L + 3.25%		L + 3.38%		7/6/2017	U.K.	Retail	55%	2
53	Mezzanine loan(5)	5/15/2015	100.0	67.1	66.3	L + 12.83%		L + 13.46%		5/15/2020	FL	Retail	36%	2
54	Senior loan	6/23/2015	65.6	65.3	65.4	4.83	%(6)	4.87	%(6)	8/31/2020	FL	MHC	69%	2
55	Senior loan	7/26/2013	81.8	64.8	64.7	L + 5.00%		L + 5.82%		8/9/2018	VA	Office	72%	2
56	Senior loan	5/1/2015	83.5	64.3	63.6	L + 3.95%		L + 4.41%		5/9/2020	MD	Hotel	67%	2
57	Senior loan	5/20/2015	71.5	63.0	63.2	L + 4.15%		L + 4.22%		5/31/2018	Diversified-US	Office	62%	3
58	Senior loan	6/27/2013	59.6	59.6	59.5	L + 3.85%		L + 4.01%		7/9/2018	GA	Multi	75%	2
59	Senior loan	3/11/2014	65.0	58.6	58.2	L + 4.50%		L + 4.92%		4/9/2019	NY	Multi	65%	3
60	Senior loan	1/13/2014	60.0	60.0	57.7	L + 3.45%		L + 4.89%		6/9/2020	NY	Office	53%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
61	Senior loan	5/28/2015	63.7	55.9	56.1	L + 3.50%		L + 3.56%		12/31/2018	CA	Office	74%	2
62	Senior loan	6/11/2015	55.6	55.4	55.5	4.57	%(6)	4.61	%(6)	9/30/2020	Diversified-US	MHC	79%	3
63	Senior loan	7/17/2013	60.0	54.5	54.4	L + 4.50%		L + 5.34%		7/16/2017	NY	Retail	69%	2
64	Mezzanine loan(5)	6/30/2015	66.0	55.1	53.8	L + 10.75%		L + 11.70%		7/9/2020	CA	Condo	66%	3
65	Senior loan	5/20/2015	53.0	53.0	52.9	L + 3.75%		L + 3.83%		11/30/2018	AZ	Other	72%	3
66	Senior loan	10/6/2014	60.0	51.0	50.5	L + 4.15%		L + 4.56%		10/9/2019	NY	Hotel	65%	2
67	Senior loan	5/20/2015	54.0	50.3	50.4	L + 3.50%		L + 3.56%		12/31/2018	IL	Office	67%	3
68	Senior loan	4/1/2014	50.0	50.0	49.8	L + 4.20%		L + 4.73%		4/9/2019	HI	Hotel	69%	2
69	Senior loan	7/12/2013	50.0	50.0	49.7	L + 3.85%		L + 3.64%		8/9/2018	IL	Office	68%	2
70	Senior loan	2/27/2015	71.0	50.2	49.6	L + 3.50%		L + 4.00%		2/26/2020	IL	Office	64%	2
71	Senior loan	9/4/2013	51.8	49.6	49.4	L + 3.85%		L + 4.25%		9/10/2018	Diversified-US	Multi	76%	3
72	Senior loan	9/9/2014	56.0	48.5	48.2	L + 4.00%		L + 4.31%		9/9/2019	FL	Office	71%	2
73	Senior loan	12/30/2013	51.0	46.9	46.6	L + 4.50%		L + 4.89%		1/9/2019	AZ	Office	67%	2
74	Senior loan	7/2/2013	50.0	46.3	46.1	L + 4.25%		L + 4.64%		7/10/2018	CO	Hotel	69%	2
75	Senior loan	5/28/2015	49.3	45.0	45.2	5.37	%(6)	5.45	%(6)	2/28/2018	CA	Office	66%	3
76	Senior loan	5/20/2015	58.0	44.8	44.7	5.29	%(6)	5.36	%(6)	6/30/2019	NC	Office	71%	3
77	Senior loan	6/11/2015	47.1	44.2	44.3	4.76	%(6)	4.83	%(6)	10/31/2018	FL	MHC	63%	3
78	Senior loan	6/4/2015	50.8	43.9	44.0	5.36	%(6)	5.76	%(6)	4/30/2016	Canada	Hotel	64%	2
79	Senior loan	12/19/2014	44.0	44.0	43.7	L + 4.25%		L + 4.94%		1/9/2017	NY	Multi	50%	2
80	Senior loan	8/8/2013	43.5	42.4	42.3	L + 4.25%		L + 4.73%		8/10/2018	Diversified-US	Hotel	61%	2
81	Senior loan	3/26/2014	43.3	42.0	41.8	L + 4.30%		L + 4.70%		4/9/2019	CA	Office	71%	2
82	Senior loan	9/26/2014	51.0	40.1	39.8	L + 4.00%		L + 4.67%		10/9/2019	TX	Office	70%	3
83	Senior loan	6/12/2014	40.0	40.0	39.2	L + 4.00%		L + 6.14%		6/30/2018	CA	Office	44%	3
84	Senior loan	5/20/2015	43.1	38.9	39.0	5.00	%(6)	5.06	%(6)	10/31/2018	Diversified-US	Office	66%	3
85	Senior loan	5/20/2015	42.5	38.6	38.6	L + 3.50%		L + 3.56%		12/31/2018	TX	Retail	84%	2
86	Senior loan	5/28/2015	41.4	38.3	38.4	L + 3.55%		L + 3.61%		10/31/2018	CA	Office	64%	1
87	Senior loan	5/20/2015	43.0	38.0	38.1	L + 3.82%		L + 3.88%		9/27/2018	NC	Office	61%	2
88	Senior loan	5/28/2015	40.8	37.9	37.9	5.89	%(6)	6.02	%(6)	3/6/2017	GA	Office	48%	2
89	Senior loan	12/20/2013	46.5	36.5	36.3	L + 4.10%		L + 4.51%		1/9/2019	CA	Office	43%	2
90	Senior loan	6/26/2015	42.1	36.3	35.9	L + 3.75%		L + 4.36%		7/9/2020	CA	Office	73%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
91	Senior loan	6/11/2015	35.5	35.5	35.5	4.58	%(6)	4.63	%(6)	7/31/2019	FL	MHC	80%	3
92	Senior loan	6/11/2015	35.2	35.2	35.3	5.34%		5.37%		5/31/2020	Diversified-US	MHC	65%	2
93	Senior loan	6/23/2015	34.7	34.7	35.0	5.87%		5.80%		8/31/2015	Diversified-US	MHC	72%	3
94	Mezzanine loan(5)	12/13/2013	35.1	34.1	34.2	L + 12.56%		L + 12.35%		12/13/2017	NY	Condo	77%	3
95	Senior loan	11/28/2013	45.2	33.7	33.3	L + 4.63%		L + 5.40%		11/27/2018	U.K.	Office	68%	2
96	Senior loan	6/4/2015	33.8	33.8	33.2	L + 3.75%		L + 4.59%		4/26/2017	U.K.	Retail	56%	2
97	Senior loan	5/28/2015	33.6	33.6	33.1	L + 5.00%		L + 5.88%		1/2/2017	FL	Multi	69%	2
98	Senior loan	5/20/2015	38.5	32.7	32.5	4.71	%(6)	5.13	%(6)	1/31/2019	CA	Office	59%	2
99	Senior loan	6/23/2015	32.6	32.6	32.1	4.90%		5.39%		11/30/2016	GA	Multi	72%	2
100	Senior loan	5/20/2015	36.5	32.0	31.5	L + 3.60%		L + 3.97%		7/11/2019	CA	Office	46%	1
101	Senior loan	5/20/2015	37.0	31.5	31.2	4.42	%(6)	4.81	%(6)	4/30/2019	WA	Multi	74%	2
102	Senior loan	6/18/2014	31.5	31.5	31.1	L + 4.00%		L + 4.46%		7/20/2019	Netherlands	Office	69%	2
103	Senior loan	5/28/2015	30.8	30.7	30.4	L + 4.65%		L + 5.13%		6/30/2018	TX	Hotel	45%	2
104	Senior loan	4/17/2015	30.3	30.3	30.0	L + 4.50%		L + 4.95%		4/20/2020	Netherlands	Hotel	71%	3
105	Senior loan	6/11/2015	29.4	29.4	29.1	L + 5.00%		L + 5.60%		11/30/2017	Diversified-US	Other	53%	2
106	Senior loan	6/4/2015	29.2	29.2	28.7	5.97%		6.75%		7/1/2017	Canada	MHC	49%	1
107	Senior loan	6/23/2015	28.6	28.6	28.2	6.29%		7.17%		5/18/2017	U.K.	Office	40%	2
108	Senior loan	4/4/2014	30.7	28.2	28.1	L + 4.25%		L + 4.66%		4/9/2019	CA	Office	64%	2
109	Senior loan	12/9/2013	28.0	28.0	27.9	L + 4.35%		L + 4.71%		12/9/2018	CA	Hotel	55%	1
110	Senior loan	9/27/2013	29.7	27.9	27.8	L + 3.85%		L + 4.22%		10/10/2018	Diversified-US	Multi	76%	2
111	Senior loan	5/28/2015	32.3	27.8	27.5	L + 4.35%		L + 4.95%		12/31/2017	CA	Office	48%	2
112	Senior loan	6/23/2015	27.4	27.4	27.0	L + 5.45%		L + 6.19%		9/30/2017	Diversified-US	Other	58%	3
113	Senior loan	6/4/2015	28.0	27.0	26.8	L + 4.30%		L + 7.14%		12/14/2015	Canada	Office	63%	3
114	Senior loan	2/28/2014	26.0	26.0	25.9	L + 4.00%		L + 4.27%		3/9/2019	AZ	Other	69%	2
115	Senior loan	5/20/2015	25.8	25.8	25.5	L + 3.65%		L + 4.96%		7/1/2016	TX	Other	63%	2
116	Senior loan	9/23/2014	25.0	25.0	25.0	L + 3.75%		L + 7.57%		10/1/2017	NY	Condo	48%	3
117	Senior loan	6/11/2015	26.0	25.2	25.0	5.23	%(6)	5.52	%(6)	11/30/2020	FL	MHC	75%	3
118	Senior loan	5/28/2015	52.0	25.0	24.6	L + 4.00%		L + 4.50%		6/30/2018	CA	Office	53%	3
119	Senior loan	6/11/2015	24.5	24.5	24.3	5.25	%(6)	5.55	%(6)	11/30/2020	FL	MHC	70%	3
120	Senior loan	5/28/2015	26.3	24.5	24.2	L + 4.25%		L + 5.09%		3/31/2017	CA	Office	59%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
121	Senior loan	7/23/2014	80.0	24.3	23.4	L + 5.00%		L + 5.75%		8/9/2019	GA	Office	43%	3
122	Senior loan	6/11/2015	23.4	23.4	23.1	4.57	%(6)	4.99	%(6)	4/30/2019	SC	MHC	72%	3
123	Senior loan	5/20/2015	21.5	21.5	21.2	4.96%		5.42%		9/30/2018	AZ	Multi	73%	2
124	Senior loan	5/28/2015	21.2	21.2	21.0	L + 3.95%		L + 4.35%		3/31/2019	PA	Hotel	71%	2
125	Senior loan	6/4/2015	18.9	18.9	18.7	4.63%		5.57%		3/1/2017	Canada	Other	59%	2
126	Senior loan	6/11/2015	20.5	18.3	18.1	L + 3.65%		L + 4.16%		10/31/2018	Canada	MHC	65%	3
127	Senior loan	6/4/2015	18.1	17.9	17.8	4.44	%(6)	4.93	%(6)	12/23/2018	Canada	Office	45%	2
128	Senior loan	6/4/2015	20.4	18.0	17.7	L + 3.50%		L + 3.91%		7/17/2019	Germany	Office	67%	2
129	Senior loan	6/11/2015	17.9	17.9	17.7	4.55	%(6)	4.85	%(6)	11/30/2020	FL	MHC	51%	2
130	Senior loan	5/28/2015	16.7	16.6	16.5	5.08	%(6)	5.83	%(6)	4/30/2017	FL	MHC	74%	2
131	Senior loan	5/28/2015	17.3	15.8	15.6	L + 3.70%		L + 4.09%		8/31/2019	NM	Hotel	51%	2
132	Senior loan	6/11/2015	15.7	15.7	15.5	4.79	%(6)	5.07	%(6)	4/30/2021	FL	MHC	71%	3
133	Senior loan	6/4/2015	15.4	15.4	15.1	5.45%		6.63%		10/1/2016	Canada	Other	50%	2
134	Senior loan	6/11/2015	15.0	15.0	14.8	5.27	%(6)	5.59	%(6)	9/30/2020	FL	MHC	64%	2
135	Senior loan	6/4/2015	14.7	14.7	14.6	6.22%		7.58%		9/7/2016	Canada	Other	61%	2
136	Senior loan	6/23/2015	14.0	14.0	13.7	7.33%		7.83%		3/13/2019	CT	Other	36%	2
137	Senior loan	5/20/2015	13.7	13.7	13.6	6.00%		7.04%		9/30/2016	CO	Office	61%	3
138	Senior loan	6/4/2015	16.2	11.7	12.1	L + 3.50%		L + 4.60%		6/1/2017	Canada	Office	58%	3

			$10,960.8	$10,169.6	$10,131.3	4.72%		5.06%		3.4			63%	2.2

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date.
(3)

As of June 30, 2015, our floating rate loans were indexed to various benchmark rates, with 80% of floating rate loans indexed to USD LIBOR. In addition, $1.2 billion of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.59%, as of June 30, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(4)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(5)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These mezzanine loan originations are therefore presented net of the related non-consolidated senior interests.

(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2015, 79% of our loans earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2015, 21% of our loans earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of such financing. In instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s sensitivity to interest rates by currency as of June 30, 2015 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$6,449,844	£720,770	€143,036	C$	327,611
Floating rate debt(1)(2)	(5,829,314)	(594,397)	(210,055)		(799,422)

Net floating rate exposure(3)	$620,530	£126,373	€(67,019)	C$	(471,811)

(1)

As of June 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements and loan participations sold.
(3)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, €152.7 million, and C$550.6 million to limit our exposure to increases in interest rates.

Loan Portfolio Value

As of June 30, 2015, 21% of our loans earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

Risk of Non-Performance

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various facts we consider during our underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract.

Credit Risks

Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	June 30, 2015
Foreign currency assets	£757,965	€340,136	C$	1,008,122
Foreign currency liabilities	(595,463)	(210,425)		(801,083)
Foreign currency contracts - notional	(64,000)	(51,000)		(204,261)

Net exposure to exchange rate fluctuations	£98,502	€78,711	C$	2,778

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $25.6 million and $14.6 million, respectively, as of June 30, 2015. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as updated by the information disclosed under Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015.

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

ITEM 6.	EXHIBITS

3.1	Articles of Amendment, dated April 13, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 13, 2015 and incorporated herein by reference)

10.1	Memorandum of Designation and Understanding, dated as of April 10, 2015 by and among BRE Imagination Holdco LLC, Blackstone Real Estate Partners VIII L.P. and Blackstone Mortgage Trust, Inc.

10.2

Third Amended and Restated Master Repurchase Securities Contract, dated as of June 30, 2015 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken Ont Finco, LLC, Parlex 5 Ken Eur Finco, LLC and Wells Fargo Bank, National Association

10.3	Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association

10.4	Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

July 28, 2015	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

July 28, 2015	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer
(Principal Financial Officer)

July 28, 2015	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Principal Accounting Officer