Form 10-Q
period 2015-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2015-10-27
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of October 20, 2015 was 93,213,042.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
Assets
Cash and cash equivalents	$138,600	$51,810
Restricted cash	9,063	11,591
Loans receivable, net	9,377,591	4,428,500
Equity investments in unconsolidated subsidiaries	7,496	10,604
Accrued interest receivable, prepaid expenses, and other assets	319,118	86,016

Total Assets	$9,851,868	$4,588,521

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$95,153	$61,013
Secured debt agreements	6,585,654	2,365,336
Loan participations sold	507,200	499,433
Convertible notes, net	163,699	161,853

Total Liabilities	7,351,706	3,087,635

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 93,212,863 and 58,269,889 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	932	583
Additional paid-in capital	3,066,662	2,027,404
Accumulated other comprehensive loss	(27,588)	(15,024)
Accumulated deficit	(552,881)	(547,592)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,487,125	1,465,371
Non-controlling interests	13,037	35,515

Total Equity	2,500,162	1,500,886

Total Liabilities and Equity	$9,851,868	$4,588,521

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Income from loans and other investments
Interest and related income	$138,361	$50,386	$282,249	$126,507
Less: Interest and related expenses	51,329	19,903	106,125	47,697

Income from loans and other investments, net	87,032	30,483	176,124	78,810
Other expenses
Management and incentive fees	13,813	5,412	28,535	13,219
General and administrative expenses	5,295	3,368	28,655	21,920

Total other expenses	19,108	8,780	57,190	35,139
Unrealized (loss) gain on investments at fair value	(82)	1,780	22,108	7,604
Income from equity investments in unconsolidated subsidiaries	17	—	5,677	24,294

Income before income taxes	67,859	23,483	146,719	75,569
Income tax provision (benefit)	81	(118)	431	412

Net income	67,778	23,601	146,288	75,157

Net income attributable to non-controlling interests	(890)	(1,577)	(14,724)	(6,602)

Net income attributable to Blackstone Mortgage Trust, Inc.	$66,888	$22,024	$131,564	$68,555

Net income per share of common stock basic and diluted	$0.72	$0.45	$1.69	$1.52

Weighted-average shares of common stock outstanding, basic and diluted	93,357,960	49,211,205	77,752,247	45,093,314

Dividends declared per share of common stock	$0.62	$0.50	$1.66	$1.46

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$67,778	$23,601	$146,288	$75,157
Other comprehensive income:
Unrealized loss on foreign currency remeasurement	(23,148)	(8,932)	(27,484)	(7,003)
Unrealized gain on derivative financial instruments	14,891	—	14,920	—

Comprehensive income	59,521	14,669	133,724	68,154
Comprehensive income attributable to non-controlling interests	(890)	(1,577)	(14,724)	(6,602)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$58,631	$13,092	$119,000	$61,552

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance at December 31, 2013	$295	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued, net	284	763,123	—	—	763,407	—	763,407
Restricted class A common stock earned	(2)	5,554	—	—	5,552	—	5,552
Dividends reinvested	—	149	—	(149)	—	—	—
Deferred directors’ compensation	—	281	—	—	281	—	281
Other comprehensive loss	—	—	(7,003)	—	(7,003)	—	(7,003)
Net income	—	—	—	68,555	68,555	6,602	75,157
Dividends declared on common stock	—	—	—	(70,962)	(70,962)	—	(70,962)
Distributions to non-controlling interests	—	—	—	—	—	(13,323)	(13,323)

Balance at September 30, 2014	$577	$2,022,093	$(6,205)	$(538,726)	$1,477,739	$32,120	$1,509,859

Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886
Shares of class A common stock issued, net	349	1,029,186	—	—	1,029,535	—	1,029,535
Restricted class A common stock earned	—	9,599	—	—	9,599	—	9,599
Dividends reinvested	—	192	—	(179)	13	—	13
Deferred directors’ compensation	—	281	—	—	281	—	281
Other comprehensive loss	—	—	(12,564)	—	(12,564)	—	(12,564)
Net income	—	—	—	131,564	131,564	14,724	146,288
Dividends declared on common stock	—	—	—	(136,674)	(136,674)	—	(136,674)
Distributions to non-controlling interests	—	—	—	—	—	(37,202)	(37,202)

Balance at September 30, 2015	$932	$3,066,662	$(27,588)	$(552,881)	$2,487,125	$13,037	$2,500,162

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$146,288	$75,157
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized gain on investments at fair value	(22,108)	(7,604)
Income from equity investments in unconsolidated subsidiaries	(5,677)	(24,294)
Non-cash compensation expense	14,470	6,824
Distributions of income from unconsolidated subsidiaries	5,007	14,125
Amortization of deferred interest on loans	(25,489)	(12,763)
Amortization of deferred financing costs and premiums/discount on debt obligations	14,684	6,842
Changes in assets and liabilities, net
Accrued interest receivable, prepaid expenses, and other assets	(28,679)	(8,184)
Accounts payable, accrued expenses, and other liabilities	6,114	7,357

Net cash provided by operating activities	104,610	57,460

Cash flows from investing activities
Originations and fundings of loans receivable	(6,807,347)	(2,297,545)
Principal collections and proceeds from the sale of loans receivable and other assets	1,584,189	403,189
Origination and exit fees received on loans receivable	26,799	28,015
Decrease (increase) in restricted cash	2,528	(759)

Net cash used in investing activities	(5,193,831)	(1,867,100)

Cash flows from financing activities
Borrowings under secured debt agreements	6,560,426	2,511,285
Repayments under secured debt agreements	(2,279,837)	(1,718,996)
Repayment of other liabilities	—	(20,794)
Proceeds from sales of loan participations	256,000	368,850
Repayment of loan participations	(238,164)	—
Payment of deferred financing costs	(19,932)	(12,780)
Receipts under derivative financial instruments	11,911	—
Distributions to non-controlling interests	(37,202)	(13,323)
Net proceeds from issuance of class A common stock	1,029,535	763,407
Dividends paid on class A common stock	(109,178)	(55,399)

Net cash provided by financing activities	5,173,559	1,822,250

Net increase in cash and cash equivalents	84,338	12,610
Cash and cash equivalents at beginning of period	51,810	52,342
Effects of currency translation on cash and cash equivalents	2,452	(1,609)

Cash and cash equivalents at end of period	$138,600	$63,343

Supplemental disclosure of cash flows information
Payments of interest	$(85,494)	$(35,977)

Payments of income taxes	$(125)	$(1,398)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(57,800)	$(28,892)

Participations sold, net	$17,836	$368,850

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

Loans Receivable and Provision for Loan Losses

We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible impairment. Impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. If a loan is determined to be impaired, we write down the loan through a charge to the provision for loan losses. Impairment of these loans, which are collateral dependent, is measured by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager. Actual losses, if any, could ultimately differ from these estimates.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the second quarter of 2015, we acquired a portfolio of loans from General Electric Capital Corporation and certain of its affiliates for a total purchase price of $4.7 billion. We allocated the aggregate purchase price between each loan based on its fair value relative to the overall portfolio, which allocation resulted in purchase discounts or premiums determined on an asset-by-asset basis. Each loan will accrete from its allocated purchase price to its expected collection value over the life of the loan, consistent with the other loans in our portfolio.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. We do not anticipate that the adoption of ASU 2014-09 will have a material impact on our consolidated financial statements.

3. LOANS RECEIVABLE

During the second quarter of 2015, we completed the acquisition of a $4.9 billion portfolio of commercial mortgage loans secured by properties located in North America and Europe from General Electric Capital Corporation, or GE, and certain of its affiliates and joint venture partnerships. During the three months ended September 30, 2015, we originated and acquired $351.4 million of loans and funded $85.4 million under existing loans.

The following table details overall statistics for our loans receivable portfolio as of September 30, 2015 ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	96	36	132
Principal balance	$7,339,875	$2,073,090	$9,412,965
Net book value	$7,303,478	$2,074,113	$9,377,591
Unfunded loan commitments(1)	$733,540	$4,720	$738,260
Weighted-average cash coupon(2)	L+4.18%	5.65%	4.77%
Weighted-average all-in yield(2)	L+4.55%	5.79%	5.09%
Weighted-average maximum maturity (years)(3)	3.4	2.9	3.3

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of September 30, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $1.1 billion of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.64%, as of September 30, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2015, 65% of our loans were subject to yield maintenance or other prepayment restrictions and 35% were open to repayment by the borrower without penalty.

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

There were no fixed rate loans in our loans receivable portfolio as of December 31, 2014.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal	Deferred Fees /	Net Book
	Balance	Other Items(1)	Value
December 31, 2014	$4,462,897	$(34,397)	$4,428,500
Loan originations, acquisitions, and fundings	6,807,347	—	6,807,347
Loan repayments	(1,758,821)	—	(1,758,821)
Unrealized (loss) gain on foreign currency translation	(98,458)	333	(98,125)
Deferred fees and other items(1)	—	(26,799)	(26,799)
Amortization of fees and other items(1)	—	25,489	25,489

September 30, 2015	$9,412,965	$(35,374)	$9,377,591

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	September 30, 2015		December 31, 2014
	Net Book		Net Book
Asset Type	Value	Percentage	Value	Percentage
Senior loans(1)	$9,118,863	97%	$4,340,586	98%
Subordinate loans(2)	258,728	3	87,914	2

	$9,377,591	100%	$4,428,500	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$3,894,843	41%	$1,878,605	42%
Hotel	1,943,233	21	1,267,486	29
Manufactured housing	1,407,890	15	—	—
Retail	762,293	8	270,812	6
Multifamily	581,689	6	426,094	10
Condominium	163,323	2	315,686	7
Other	624,320	7	269,817	6

	$9,377,591	100%	$4,428,500	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
United States
Northeast	$2,220,088	23%	$1,383,258	31%
Southeast	1,920,611	20	657,484	15
Southwest	1,211,043	13	405,741	9
West	1,105,932	12	628,275	14
Midwest	615,121	7	335,406	8
Northwest	384,855	4	138,796	3

Subtotal	7,457,650	79	3,548,960	80
International
United Kingdom	970,099	10	622,692	14
Canada	577,181	6	137,024	3
Germany	243,082	3	—	—
Spain	68,398	1	86,289	2
Netherlands	61,181	1	33,535	1

Subtotal	1,919,941	21	879,540	20

Total	$9,377,591	100%	$4,428,500	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes mezzanine loans and subordinate interests in mortgages.

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

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	September 30, 2015			December 31, 2014
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1	14	$1,080,812	$1,074,105	5	$209,961	$209,112
2	82	6,218,253	6,196,357	44	3,339,972	3,313,906
3	35	1,993,998	1,987,472	11	912,964	905,482
4	1	119,902	119,657	—	—	—
5	—	—	—	—	—	—

	132	$9,412,965	$9,377,591	60	$4,462,897	$4,428,500

We did not have any loan impairments or nonaccrual loans as of September 30, 2015 or December 31, 2014. We had one loan with a net book value of $119.7 million which had a maturity default that was less than 90 days past due as of September 30, 2015. As of September 30, 2015, we expect to collect all amounts due under this loan. We did not have any loans in maturity default as of December 31, 2014.

4. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of September 30, 2015, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was as follows ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2014	$10,604
Distributions	(5,007)
Income allocation(1)	1,899

Total as of September 30, 2015	$7,496

(1)

In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of September 30, 2015, we had been allocated $7.5 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received or earned, pending distribution, and appropriate contingencies have been eliminated. We recognized $17,000 and $5.7 million of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statement of operations during the three and nine months ended September 30, 2015, respectively, compared to $24.3 million for both the three and nine months ended September 30, 2014. This carried interest was either received in cash, or was earned and available in cash at CTOPI pending future distribution as of September 30, 2015.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. Approximately 68% of the pool is two-thirds vested as of September 30, 2015, with the remainder contingent on continued employment with an affiliate of our Manager and upon our receipt of promote distributions from CTOPI. The remaining 32% of the pool is fully vested as a result of an acceleration event. During the three and nine months ended September 30, 2015, we accrued $8,000 and $2.6 million under the CTOPI incentive plan compared to $11.2 million for both the three and nine months ended September 30, 2014, which amounts were recognized as a component of general and administrative expenses in our consolidated statement of operations.

5. SECURED DEBT AGREEMENTS

As of September 30, 2015, our secured financings included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific repurchase agreements. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	September 30, 2015	December 31, 2014
Revolving repurchase facilities	$2,780,205	$2,040,783
GE portfolio acquisition facility	3,570,131	—
Asset-specific repurchase agreements	235,318	324,553

	$6,585,654	$2,365,336

Revolving Repurchase Facilities

During the nine months ended September 30, 2015, we entered into one new revolving repurchase facility agreement and increased the maximum facility size of three of our revolving repurchase facilities, providing an additional $1.2 billion of credit capacity. The following table details our revolving repurchase facilities as of September 30, 2015 ($ in thousands):

	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available(3)
Bank of America	$750,000	$833,772	$658,608	$618,944	$39,664
Wells Fargo	1,000,000	908,925	704,733	567,299	137,434
JP Morgan(4)	744,365	847,313	663,958	565,233	98,725
Citibank	500,000	607,186	465,753	397,126	68,627
MetLife	750,000	593,203	462,849	393,557	69,292
Morgan Stanley(5)	378,775	240,413	185,634	182,554	3,080
Société Générale(6)	449,960	69,365	55,492	55,492	—

	$4,573,100	$4,100,177	$3,197,027	$2,780,205	$416,822

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

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($231.9 million) facility, and $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($378.8 million) facility.
(6)	The Société Générale maximum facility size represents a €400.0 million ($450.0 million) facility.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our revolving repurchase facilities was $2.4 billion for the nine months ended September 30, 2015. As of September 30, 2015, we had aggregate borrowings of $2.8 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.04% per annum. As of September 30, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following table outlines the key terms of our revolving repurchase facilities:

Lender	Rate(1)(2)	Guarantee(3)	Advance Rate(1)	Margin Call(4)	Term/Maturity
Bank of America	L+1.69%	50%	79.5%	Collateral marks only	May 21, 2019(5)
Wells Fargo	L+1.80%	25%	79.3%	Collateral marks only	Term matched(6)
JP Morgan	L+1.81%	25%	80.4%	Collateral marks only	Term matched(6)(7)
Citibank	L+1.93%	25%	77.7%	Collateral marks only	Term matched(6)
MetLife	L+1.79%	50%	78.1%	Collateral marks only	February 24, 2021(8)
Morgan Stanley	L+2.34%	25%	78.5%	Collateral marks only	March 3, 2017
Société Générale	L+1.60%	25%	80.0%	Collateral marks only	July 13, 2018(9)

(1)	Represents a weighted-average based on borrowings outstanding and collateral assets pledged as of September 30, 2015.
(2)

Represents weighted-average cash coupon on borrowings outstanding as of September 30, 2015. As of September 30, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

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

(7)	Borrowings denominated in British pound sterling under this facility mature on January 7, 2018.
(8)	Includes five one-year extension options which may be exercised at our sole discretion.
(9)	Includes a one-year extension option which, subject to certain provisions, may be exercised at our discretion.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of September 30, 2015, this facility provided for $3.7 billion of financing, of which $3.6 billion was outstanding and an additional $158.5 million was available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of September 30, 2015, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. As of September 30, 2015, we had outstanding asset-specific borrowings of $3.4 billion under the GE portfolio acquisition facility.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Sequential Pay Advance

The GE portfolio acquisition facility also includes a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. Borrowings under the sequential pay advance accrue interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance is denominated in U.S. Dollars and will be repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each have a maturity date that is one year from the date of funding, and we guarantee 100% of outstanding borrowings of the sequential pay advance. As of September 30, 2015, we had outstanding sequential pay advance borrowings of $134.0 million under the GE portfolio acquisition facility.

Asset-Specific Repurchase Agreements

During the nine months ended September 30, 2015, we entered into one asset-specific repurchase agreement providing an additional $103.1 million of credit capacity. The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	September 30, 2015		December 31, 2014
	Repurchase	Collateral	Repurchase	Collateral
	Agreements	Assets	Agreements	Assets
Number of loans	3	3	3	4
Principal balance	$235,318	$308,786	$324,553	$429,197
Weighted-average cash coupon(1)	L+2.64%	L+5.01%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+3.06%	L+5.48%	L+3.16%	L+5.53%

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, cost / all-in yield includes the amortization of deferred origination fees / financing costs.

The weighted-average outstanding balance of our asset-specific repurchase agreements was $379.0 million and $257.9 million for the nine months ended September 30, 2015 and year ended December 31, 2014, respectively.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2015; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2015 and December 31, 2014, we were in compliance with these covenants.

6. LOAN PARTICIPATIONS SOLD

The financing of a loan by the non-recourse sale of a senior interest in the loan through a participation agreement generally does not qualify as a sale under GAAP. Therefore, in the instance of such sales, we present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the nine months ended September 30, 2015, we sold one senior loan participation, providing an additional $256.0 million of credit capacity. The following table details statistics for our loan participations sold ($ in thousands):

	September 30, 2015		December 31, 2014
	Participations	Underlying	Participations	Underlying
	Sold(2)	Loans	Sold(2)	Loans
Number of loans	3	3	4	4
Principal balance	$507,200	$618,470	$499,433	$635,701
Weighted-average cash coupon(1)	L+2.38%	L+3.93%	L+2.51%	L+4.10%
Weighted-average all-in cost / yield(1)	L+2.49%	L+4.15%	L+2.71%	L+4.71%

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

(2)

During the three and nine months ended September 30, 2015, we recorded $5.2 million and $14.4 million, respectively, of interest expense related to our loan participations sold, compared to $4.2 million and $8.1 million for the same periods in 2014.

7. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of September 30, 2015. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. We may not redeem the Convertible Notes prior to maturity. As of September 30, 2015, the conversion option value was zero based on the price of our class A common stock of $27.44. In addition, we had the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

We recorded a $13.2 million discount upon issuance of the Convertible Notes, including $4.1 million of initial issuance costs, based on the implied value of the conversion option and an assumed effective interest rate of 6.50%. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the three and nine months ended September 30, 2015, we incurred total interest on our convertible notes of $2.9 million and $8.7 million, respectively, of which $2.3 million and $6.8 million related to cash coupon and $649,000 and $1.9 million related to the amortization of discount and certain issuance costs. During the three and nine months ended September 30, 2014, we incurred total interest on our convertible notes of $2.9 million and $8.6 million, respectively, of which $2.3 million and $6.8 million related to cash coupon and $610,000 and $1.8 million related to the amortization of discount and certain issuance costs. As of September 30, 2015, the Convertible Notes were carried on our consolidated balance sheet at $163.7 million, net of an unamortized discount of $8.8 million. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

8. DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

Certain of our foreign operations expose us to fluctuations of foreign interest rates and exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency, the U.S. Dollar. In addition, we enter into derivative financial instruments to protect the value or fix the amount of certain obligations in terms of the U.S. Dollar. In addition, we use derivative financial instruments, which include interest rate caps and may also include interest rate swaps, options, floors and other interest rate derivative contracts, to hedge all or a portion of the interest rate risk associated with our borrowings.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Net Investment Hedges of Foreign Currency Risk

We have made investments in foreign entities that expose us to fluctuations between the U.S. Dollar and the foreign currency of each such investment. Currently, we use derivative financial instruments to manage, or hedge, the variability in the carrying value of certain of our net investments in consolidated, foreign currency-denominated subsidiaries caused by the fluctuations in foreign currency exchange rates. For derivatives that are designated and qualify as a hedge of our net investment in a foreign currency, the gain or loss on such derivatives is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portion of a net investment hedge is recognized in our consolidated statement of operations. For derivatives that are not designated as hedging instruments, gains or losses are recognized in our consolidated statement of operations as incurred.

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2015				December 31, 2014
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell CAD Forward	1	C$	162,000	Sell CAD Forward	1	C$	42,525
Sell GBP Forward	1		£96,900
Sell EUR Forward	1		€50,000

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects net income. These derivatives were used to hedge the variable cash flows associated with floating rate debt. The ineffective portion of the change in fair value of such derivatives is recognized directly in net income. We have not recognized any income or loss resulting from hedge ineffectiveness of interest rate caps in our consolidated statement of operations during the nine months ended September 30, 2015 and 2014.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2015, we estimate that an additional $367,000 will be reclassified from other accumulated comprehensive income as an increase to interest expense.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of September 30, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd. Avg. Maturity
Interest Rate Caps	26		$1,097,632	2%	USD LIBOR	1.6
Interest Rate Caps	11	C	550,589	2%	CDOR	1.5
Interest Rate Caps	1		€152,710	2%	EURIBOR	1.3
Interest Rate Caps	1		£15,142	2%	GBP LIBOR	1.6

We did not have any interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2014.

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 – “Derivatives and Hedging.” Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in our consolidated statement of operations. During both the three and nine months ended September 30, 2015, we recorded losses of $748,000 and $759,000, respectively related to non-designated hedges.

As of September 30, 2015, we had the following outstanding non-designated hedges (notional amount in thousands):

	Number of	Notional
Non-designated Hedges	Instruments	Amount
Sell EUR / Buy GBP Forward	1	€12,857
Interest Rate Caps	1	$13

We did not have any non-designated hedges outstanding as of December 31, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position(1) as of		Liability Position(2) as of
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,416	$1,138	$108	$—
Interest rate caps	314	—	—	—

Total derivatives designated as hedging instruments	$3,730	$1,138	$108	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$—	$260	$—
Interest rate caps	—	—	—	—

Total derivatives not designated as hedging instruments	$—	$—	$260	$—

Total Derivatives	$3,730	$1,138	$368	$—

(1)	Included in accrued interest receivable, prepaid expenses, and other assets in our consolidated balance sheet.
(2)	Included in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet.

The following table presents the effect of our derivative financial instruments on our consolidated statement of operations for the three and nine months ended September 30, 2015 ($ in thousands):

	Amount of Gain			Amount of Gain
	(Loss) Recognized in		Location of	(Loss) Reclassified from
	OCI on Derivatives		Gain (Loss)	Accumulated OCI into
	(Effective Portion)(1)		Reclassified from	Income (Effective Portion)
Derivatives in Hedging Relationships	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Accumulated OCI into Income (Effective Portion)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Net Investment Foreign exchange contracts	$15,478	$16,330	Gain (Loss) on Sale of Subsidiary	$—	$—

Cash Flow Hedges Interest rate caps contracts	(587)	(1,410)	Interest Expense	—	—

Total	$14,891	$14,920		$—	$—

(1)

During the three and nine months ended September 30, 2015, we received net cash settlements of $10.8 million and $13.7 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheet.

We did not have any derivative financial instruments as of or during the nine months ended September 30, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2015, we were in a net asset position with both of our derivative counterparties.

9. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of September 30, 2015, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2015.

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

The following table details our issuance of class A common stock during the nine months ended September 30, 2015 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings			2015 Total /
	April 2015	May 2015(1)	June 2015	Wtd. Avg.
Shares issued	23,000,000	280,025	11,500,000	34,780,025
Share issue price(2)	$29.75	$29.97	$29.42	$29.64
Net proceeds(3)	$683,722	$7,895	$337,918	$1,029,535

(1)	Issuance represents 280,025 shares issued over a five-day period in May 2015 under our at-the-market stock offering program, with a weighted average issue price of $29.97.
(2)	Represents price per share paid by the underwriters or sales agents, as applicable, after underwriting or sales discounts and commissions.
(3)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2015	2014
Beginning balance	58,388,808	29,602,884
Issuance of class A common stock	34,780,443	28,175,003
Issuance of restricted class A common stock, net	162,531	—
Issuance of deferred stock units	16,288	15,104

Ending balance	93,348,070	57,792,991

(1)	Deferred stock units held by members of our board of directors totaled 135,207 and 113,486 as of September 30, 2015 and 2014, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2015, we issued 145 shares and 418 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to two shares and three shares for the same periods in 2014. We did not issue shares under the direct stock purchase plan component of the plan during the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, a total of 9,999,576 shares of class A common stock remain available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. In May 2015, we sold 280,025 shares of class A common stock under the ATM Agreements, with net proceeds totaling $7.9 million. As of September 30, 2015, sales of our class A common stock with an aggregate sales price of $188.6 million remain available for issuance under the ATM Agreements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

On September 14, 2015, we declared a dividend of $0.62 per share, or $57.8 million, which was paid on October 15, 2015, to stockholders of record as of September 30, 2015. The follow table details our dividend activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Dividends declared per share of common stock	$0.62	$0.50	$1.66	$1.46

Earnings Per Share

We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any dividends, and therefore have been included in our basic and diluted net income per share calculation. Our Convertible Notes are excluded from dilutive earnings per share as we have the intent and ability to settle these instruments in cash.

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding for the indicated periods ($ in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income(1)	$66,888	$22,024	$131,564	$68,555
Weighted-average shares outstanding, basic and diluted	93,357,960	49,211,205	77,752,247	45,093,314

Per share amount, basic and diluted	$0.72	$0.45	$1.69	$1.52

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of September 30, 2015, total accumulated other comprehensive loss was $27.6 million, primarily representing (i) $43.6 million of cumulative currency translation adjustment on assets and liabilities denominated in foreign currencies and (ii) an offsetting $16.1 million gain related to changes in the fair value of derivative instruments. As of December 31, 2014, total accumulated other comprehensive loss was $15.0 million, primarily representing the cumulative currency translation adjustments on assets and liabilities denominated in a foreign currency.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of September 30, 2015, CT Legacy Partners’ total equity was $22.3 million, of which $9.3 million was owned by Blackstone Mortgage Trust, Inc., and $13.0 million was allocated to non-controlling interests. As of December 31, 2014, CT Legacy Partners’ total equity was $60.8 million, of which $25.3 million was owned by Blackstone Mortgage Trust, Inc., and $35.5 million was allocated to non-controlling interests.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. OTHER EXPENSES

Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.

Management and Incentive Fees

Pursuant to our management agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the management agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our management agreement) for the previous 12-month period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period (or the period since the date of the first offering of our class A common stock following December 19, 2012, whichever is shorter) is greater than zero. Core Earnings, as defined in our management agreement, is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items (ii) the net income (loss) related to our legacy portfolio and (iii) incentive management fees.

During the three and nine months ended September 30, 2015, we incurred $9.4 million and $22.9 million, respectively, of management fees payable to our Manager, compared to $4.6 million and $12.4 million during the same periods in 2014. In addition, during the three and nine months ended September 30, 2015, we incurred $4.5 million and $5.7 million, respectively, of incentive fees payable to our Manager, compared to $842,000 incurred during both the three and nine months ended September 30, 2014. We did not incur any incentive fees payable to our Manager during the first and second quarter of 2014.

As of September 30, 2015 we had accrued management and incentive fees payable to our Manager of $9.4 million and $4.5 million respectively, compared to $5.5 million and $817,000 as of December 31, 2014.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Professional services	$898	$635	$2,375	$1,733
Operating and other costs	671	451	1,783	1,482
GE transaction costs	370	—	9,583	—

Subtotal	1,939	1,086	13,741	3,215
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	8	—	2,605	11,190
Management incentive awards plan - CT Legacy Partners(2)	89	458	2,151	1,010
Restricted class A common stock earned	3,095	1,525	9,601	5,554
Director stock-based compensation	94	94	281	281

Subtotal	3,286	2,077	14,638	18,035

Total BXMT expenses	5,225	3,163	28,379	21,250
Expenses of consolidated subsidiaries	70	205	276	670

Total general and administrative expenses	$5,295	$3,368	$28,655	$21,920

(1)	Represents the portion of CTOPI promote revenue accrued under compensation awards. See Note 4 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). Approximately 50% of the pool is three-fourths vested as of September 30, 2015, with the remainder contingent on continued employment with an affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 50% of the pool, 27% is fully vested as a result of an acceleration event, and 33% vest only upon our receipt of distributions from CT Legacy Partners. We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $1.3 million and $2.8 million as of September 30, 2015 and December 31, 2014, respectively.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2015 and December 31, 2014, we were in compliance with all REIT requirements.

During the three months and nine months ended September 30, 2015, we recorded a current income tax provision of $81,000 and $431,000, respectively, related to our taxable REIT subsidiaries as well as various state and local taxes. During the three months and nine months ended September 30, 2014, we recorded an income tax benefit of $118,000 and a provision of $412,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2015 or December 31, 2014.

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

As of September 30, 2015, tax years 2012 through 2014 remain subject to examination by taxing authorities, however no such examinations are ongoing.

12. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of September 30, 2015, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under five benefit plans as of September 30, 2015: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2015, there were 760,500 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	919,719	$26.86
Granted	190,674	29.39
Vested	(342,978)	26.94
Forfeited	(28,143)	28.27

Balance as of September 30, 2015	739,272	$27.42

These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 739,272 shares of restricted class A common stock outstanding as of September 30, 2015 will vest as follows: 113,657 shares will vest in 2015; 404,600 shares will vest in 2016; 220,765 shares will vest in 2017; and 250 shares will vest in 2018. As of September 30, 2015, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $20.3 million. This cost is expected to be recognized over a weighted average period of one year from September 30, 2015.

13. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$3,730	$—	$3,730	$—	$1,138	$—	$1,138
Other assets, at fair value(1)	$—	$377	$12,696	$13,073	$—	$1,510	$47,507	$49,017
Liabilities
Derivatives	$—	$368	$—	$368	$—	$—	$—	$—

(1)	Other assets include loans, securities, equity investments, and other receivables measured at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
January 1,	$47,507	$54,461
Proceeds from investment realizations	(57,039)	(19,781)
Adjustments to fair value included in earnings
Unrealized gain on investments at fair value	22,228	7,616

September 30,	$12,696	$42,296

Our other assets include loans, securities, equity investments, and other receivables that are carried at fair value. The following describes the key assumptions used in arriving at the fair value of each of these assets as of September 30, 2015 and December 31, 2014.

Securities: As of September 30, 2015, our securities, which had a book value of $10.2 million, were valued by obtaining assessments from third-party dealers.

Loans: As of September 30, 2015, we had no loans carried at fair value. As of December 31, 2014, we had one hotel loan and one office loan with an aggregate fair value of $19.0 million. The discount rate used to value the hotel loan that was outstanding as of December 31, 2014, was 7% and a 100 bp discount rate increase would have resulted in a decrease in fair value of 0.3%. The discount rate used to value the office loan that was outstanding as of December 31, 2014, was 15% and a 100 bp discount rate increase would have resulted in a decrease in fair value of 1.1%.

Equity investments and other receivables: As of September 30, 2015, equity investments and other receivables, which had an aggregate book value of $2.9 million, were generally valued by discounting expected cash flows.

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2015			December 31, 2014
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$138,600	$138,600	$138,600	$51,810	$51,810	$51,810
Restricted cash	9,063	9,063	9,063	11,591	11,591	11,591
Loans receivable, net	9,377,591	9,412,965	9,441,754	4,428,500	4,462,897	4,462,897

Financial liabilities
Secured debt agreements	6,585,654	6,585,654	6,585,654	2,365,336	2,365,336	2,365,336
Loan participations sold	507,200	507,200	507,200	499,433	499,433	499,433
Convertible notes, net	163,699	172,500	181,988	161,853	172,500	181,341

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to a management agreement, the initial term of which expires on December 19, 2016 and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of September 30, 2015, our consolidated balance sheet included $13.8 million of accrued management and incentive fees payable to our Manager. During the three and nine months ended September 30, 2015, we paid $8.1 million and $21.0 million, respectively, of management and incentive fees to our Manager, compared to $4.4 million and $10.3 million during the same periods of 2014. In addition, during the nine months ended September 30, 2015, we reimbursed our Manager for $139,000 of expenses incurred on our behalf compared to $115,000 during the same period of 2014. We did not reimburse our Manager for expenses incurred on our behalf during the three months ended September 30, 2015, compared to $25,000 during the same period of 2014. As of September 30, 2015, our consolidated balance sheet includes $83,333 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager, compared to $151,000 as of December 31, 2014. During the three and nine months ended September 30, 2015, CT Legacy Partners made aggregate preferred distributions of $216,000 and $1.1 million, respectively, to such affiliate compared to $533,000 and $1.7 million during the same periods of 2014.

On October 23, 2014, we issued 337,941 shares of restricted class A common stock with a fair value of $9.4 million as of the grant date to our Manager under the 2013 Manager Plan. On October 3, 2013, we issued 339,431 shares of restricted class A common stock with a grant date fair value of $8.5 million to our Manager under the 2013 Manager Plan. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. During the three and nine months ended September 30, 2015, we recorded non-cash expense related to these shares of $1.6 million and $4.9 million, respectively, compared to $766,000 and $2.4 million during the same periods of 2014. Refer to Note 12 for further discussion of our restricted class A common stock.

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

On April 10, 2015, we entered into a memorandum of designation and understanding, or Designation Agreement, with GE and certain affiliates of our Manager to acquire a $4.6 billion portfolio of commercial mortgage loans from GE. Pursuant to the terms of the Designation Agreement, we were designated as the purchaser of this loan portfolio by an affiliate of our Manager that entered into a purchase and sale agreement dated as of April 10, 2015 with GE to acquire the majority of GE’s global real estate debt and equity business for an aggregate purchase price of approximately $23.0 billion. Certain transaction-related expenses incurred by us in connection with the acquisition of this loan portfolio represent an allocation of transaction expenses paid by affiliates of our Manager in connection with the overall acquisition transaction with GE. In August 2015, we paid an aggregate $53,000 to certain independent members of our Board of Directors for special committee services related to the GE portfolio acquisition.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which sale will result in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. As of December 31, 2014, CT Legacy Partners carried its investment in the Three-Pack JV at $18.5 million. During the nine months ended September 30, 2015, we recognized a gain of $22.1 million on our consolidated statement of operations to reflect the $40.5 million of expected net sales proceeds to be received by CT Legacy Partners, of which $37.7 million has been received as of September 30, 2015. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, will receive incentive compensation payments of an aggregate $2.7 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million has already been paid, based on $40.5 million of net sale proceeds to CT Legacy Partners. See Note 10 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In May 2015, we originated a $590.0 million loan, the proceeds of which were used by the borrower to repay an existing loan owned by an affiliate of our Manager.

In March 2015, we originated a $320.0 million loan to a third-party. In conjunction with the origination of our loan and repayment of the pre-exiting financing, an affiliate of our Manager earned a modification fee of $354,000.

During the three and nine months ended September 30, 2015, we incurred $178,000 and $307,000 respectively of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager, compared to $79,000 and $141,000 during the same periods of 2014.

15. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of September 30, 2015, we had unfunded commitments of $738.3 million related to 76 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Income Tax Audits of CTIMCO

The IRS and the State of New York are separately undergoing examinations of the income tax returns for the years ended December 31, 2012 and 2011 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examinations are on-going, and no adjustments have been communicated to us. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined to be owed by CTIMCO would ultimately be paid by us. As of September 30, 2015, there are no reserves recorded for the CTIMCO examinations.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of September 30, 2015, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of September 30, 2015, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

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

Loan Portfolio Acquisition

During the second quarter of 2015, we acquired a portfolio of 77 loans from General Electric Capital Corporation and certain of its affiliates, or GE, for a total purchase price of $4.7 billion. The GE loan portfolio consists of commercial mortgage loans secured by properties located in North America and Europe, and represents a significant expansion of our lending business. The acquisition closed in stages during the second quarter of 2015 and was financed through borrowings of $4.0 billion under a secured debt agreement with Wells Fargo as well as a portion of the $1.0 billion of proceeds we received from our underwritten offerings of shares of class A common stock.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2015 we recorded earnings per share of $0.72, declared a dividend of $0.62 per share, and reported $0.72 per share of Core Earnings. In addition, our book value per share as of September 30, 2015 was $26.64. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. Beginning with the third quarter of 2015, we have revised our definition of Core Earnings for reporting purposes to be net of incentive fees.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2015	June 30, 2015
Net income (1)	$66,888	$29,284
Weighted-average shares outstanding, basic and diluted	93,357,960	80,940,535

Net income per share, basic and diluted	$0.72	$0.36

Dividends per share	$0.62	$0.52

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Core Earnings

Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) net income (loss) attributable to our CT Legacy Portfolio, (ii) non-cash equity compensation expense, (iii) depreciation and amortization, (iv) unrealized gains (losses), and (v) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors.

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although, according to our management agreement, we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fees expense, beginning with the third quarter of 2015, we will report Core Earnings after incentive fees expense, as we believe this is a more meaningful presentation of the economic performance of our class A common stock.

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

Core Earnings was $0.72 per share for the three months ended September 30, 2015 compared to $0.38 per share for the three months ended June 30, 2015. The increase in Core Earnings is primarily due to earnings accretion associated with the GE loan portfolio acquisition and the one-time transaction costs incurred in the second quarter of 2015.

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2015	June 30, 2015
Net income(1)	$66,888	$29,284
CT Legacy Portfolio net income	(401)	(1,857)
Non-cash compensation expense	3,188	3,396
GE purchase discount accretion adjustment(2)	(2,008)	(459)
Other items	(119)	416

Core Earnings	$67,548	$30,780

Weighted-average shares outstanding, basic and diluted	93,357,960	80,940,535

Core Earnings per share, basic and diluted	$0.72	$0.38

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

As of September 30, 2015, book value was $26.64 per share compared to $26.60 per share as of June 30, 2015. The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2015	June 30, 2015
Stockholders’ equity	$2,487,125	$2,483,124
Shares
Class A common stock	92,473,592	92,360,038
Restricted class A common stock	739,272	869,948
Deferred stock units	135,207	129,584

Total outstanding	93,348,070	93,359,570

Book value per share	$26.64	$26.60

II. Loan Portfolio

During the quarter ended September 30, 2015, we originated or acquired $885.6 million of loans, including loans financed with $534.2 million of non-consolidated senior interests. Loan fundings during the quarter totaled $868.0 million, including $490.9 million of non-consolidated senior interests. We generated interest income of $138.4 million and incurred interest expense of $51.3 million during the quarter, which resulted in $87.0 million of net interest income during the three months ended September 30, 2015.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended September 30, 2015		Three Months Ended June 30, 2015
	Loan Originations(1)	Loan Fundings(2)	Loan Originations(1)	Loan Fundings(2)
Senior loans(3)	$224,959	$269,780	$5,614,422	$5,404,820
Subordinate loans(4)	126,435	107,325	166,000	122,271

Total	$351,394	$377,105	$5,780,422	$5,527,091

Non-consolidated senior interests(4)	534,195	490,930	754,000	549,449

Total	$885,589	$868,035	$6,534,422	$6,076,540

(1)	Includes new originations and additional commitments made under existing borrowings.
(2)

Loan fundings during the three months ended September 30, 2015 include $85.4 million of additional fundings under existing loans as of June 30, 2015, and loan fundings during the three months ended June 30, 2015 include $116.2 million of additional fundings under existing loans as of March 31, 2015.

(3)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(4)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These subordinate loan originations are therefore presented net of the related non-consolidated senior interests. During the three months ended September 30, 2015, our subordinate loan originations are presented net of related non-consolidated senior interest of $534.2 million. Loan fundings under these non-consolidated senior interests totaled $490.9 million during the quarter. See “Non-Consolidated Senior Interests” below.

As of September 30, 2015, the majority of our loans were senior mortgages and similar credit quality loans. The following table details overall statistics for our loan portfolio ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	96	36	132
Principal balance	$7,339,875	$2,073,090	$9,412,965
Net book value	$7,303,478	$2,074,113	$9,377,591
Unfunded loan commitments(1)	$733,540	$4,720	$738,260
Weighted-average cash coupon(2)(3)	L+4.18%	5.65%	4.77%
Weighted-average all-in yield(2)(3)	L+4.55%	5.79%	5.09%
Weighted-average maximum maturity (years)(4)	3.4	2.9	3.3
Loan to value (LTV)	63.4%	64.0%	63.6%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of September 30, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $1.1 billion of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.64%, as of September 30, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Weighted average coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted average coupon is 4.55% and total weighted average yield is 4.87%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2015, 65% of our loans were subject to yield maintenance or other prepayment restrictions and 35% were open to repayment by the borrower without penalty.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2014 ($ in thousands):

Floating Rate
Number of loans	60
Principal balance	$4,462,897
Net book value	$4,428,500
Unfunded loan commitments(1)	$513,229
Weighted-average cash coupon(2)(3)	L+4.36%
Weighted-average all-in yield(2)(3)	L+4.81%
Weighted-average maximum maturity (years)(4)	3.9
Loan to value (LTV)	63.9%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2014, all of our loans were floating rate and were indexed to various benchmark rates, with 79% of floating rate loans indexed to USD LIBOR. In addition, 14% of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.31%, as of December 31, 2014. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(3)

Weighted average coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted average coupon is L+4.30% and total weighted average yield is L+4.76%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans were subject to yield maintenance or other prepayment restrictions and 15% were open to repayment by the borrower without penalty.

The charts below detail the geographic distribution and types of properties securing these loans, as of September 30, 2015 ($ in millions):

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. As of September 30, 2015, the weighted-average risk rating of our loan portfolio is 2.1.

Secured Debt Agreements

Our secured debt agreements included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific repurchase agreements.

The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	September 30, 2015	December 31, 2014
Revolving repurchase facilities	$2,780,205	$2,040,783
GE portfolio acquisition facility	3,570,131	—
Asset-specific repurchase agreements	235,318	324,553

	$6,585,654	$2,365,336

Revolving Repurchase Facilities

During the nine months ended September 30, 2015, we entered into one new revolving repurchase facility agreement and increased the maximum facility size of three of our revolving repurchase facilities, providing an additional $1.2 billion of credit capacity. The following table details our revolving repurchase facilities as of September 30, 2015 ($ in thousands):

	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential	Outstanding	Available(3)
Bank of America	$750,000	$833,772	$658,608	$618,944	$39,664
Wells Fargo	1,000,000	908,925	704,733	567,299	137,434
JP Morgan(4)	744,365	847,313	663,958	565,233	98,725
Citibank	500,000	607,186	465,753	397,126	68,627
MetLife	750,000	593,203	462,849	393,557	69,292
Morgan Stanley(5)	378,775	240,413	185,634	182,554	3,080
Société Générale(6)	449,960	69,365	55,492	55,492	—

	$4,573,100	$4,100,177	$3,197,027	$2,780,205	$416,822

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

(4)

The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($231.9 million) facility, and $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million ($378.8 million) facility.
(6)	The Société Générale maximum facility size represents a €400.0 million ($450.0 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.4 billion for the nine months ended September 30, 2015. As of September 30, 2015, we had aggregate borrowings of $2.8 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.04% per annum, and a weighted-average advance rate of 79.1%. As of September 30, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years. Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of September 30, 2015, this facility provided for $3.7 billion of financing of which $3.6 billion was outstanding and an additional $158.5 million was available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of September 30, 2015, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. As of September 30, 2015, we had outstanding asset-specific borrowings of $3.4 billion under the GE portfolio acquisition facility.

Sequential Pay Advance

The GE portfolio acquisition facility also includes a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. Borrowings under the sequential pay advance accrue interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance is denominated in U.S. Dollars and will be repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each have a maturity date that is one year from the date of funding, and we guarantee 100% of outstanding borrowings of the sequential pay advance. As of September 30, 2015, we had outstanding sequential pay advance borrowings of $134.0 million under the GE portfolio acquisition facility.

Asset-Specific Repurchase Agreements

During the nine months ended September 30, 2015, we entered into one asset-specific repurchase agreement providing an additional $103.1 million of credit capacity. The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	September 30, 2015		December 31, 2014
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	3	3	3	4
Principal balance	$235,318	$308,786	$324,553	$429,197
Weighted-average cash coupon(1)	L+2.64%	L+5.01%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+3.06%	L+5.48%	L+3.16%	L+5.53%

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, cost / all-in yield includes the amortization of deferred origination fees / financing costs.

Refer to Note 5 to our consolidated financial statements for additional terms and details of our secured debt agreements, including certain financial covenants.

Loan Participations Sold

During the nine months ended September 30, 2015, we sold one senior loan participation, providing an additional $256.0 million of credit capacity. The following table details statistics for our loan participations sold ($ in thousands):

	September 30, 2015		December 31, 2014
	Participations Sold(2)	Underlying Loans	Participations Sold(2)	Underlying Loans
Number of loans	3	3	4	4
Principal balance	$507,200	$618,470	$499,433	$635,701
Weighted-average cash coupon(1)	L+2.38%	L+3.93%	L+2.51%	L+4.10%
Weighted-average all-in cost / yield(1)	L+2.49%	L+4.15%	L+2.71%	L+4.71%

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in cost / yield includes the amortization of deferred origination fees / financing costs.

(2)

During the three and nine months ended September 30, 2015, we recorded $5.2 million and $14.4 million, respectively, of interest expense related to our loan participations sold, compared to $4.2 million and $8.1 million, respectively, for the same periods in 2014.

Refer to Note 6 to our consolidated financial statements for additional details related to our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and our results of operations. During the nine months ended September 30, 2015, we facilitated the syndication of four such non-consolidated senior interests, totaling $1.3 billion. Fundings under these non-consolidated senior interests totaled $1.0 billion during the nine months ended September 30, 2015. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of September 30, 2015 ($ in thousands):

	September 30, 2015
	Total Loan	Non-Consolidated Senior Interest	Subordinate Interest
Number of loans	5	5	5
Principal balance	$1,399,185	$1,137,434	$261,751
Weighted-average cash coupon(1)	4.69%	2.92%	12.39%
Weighted-average all-in yield(1)	5.50%	3.82%	12.82%

(1)

In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

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

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2015, 78% of our loans earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2015, 22% of our loans earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s sensitivity to interest rates by currency as of September 30, 2015 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$6,142,039	£570,704	€132,699	C$	246,816
Floating rate debt(1)(2)	(5,475,832)	(474,795)	(259,358)		(684,235)

Net floating rate exposure(3)	$666,207	£95,909	€(126,659)	C$	(437,419)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

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

CT Legacy Portfolio

As of September 30, 2015, Our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners, LLC, or CT Legacy Partners and (ii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the nine months ended September 30, 2015 we recognized (i) $22.1 million of unrealized gain on investments at fair value, (ii) $5.7 million of income from equity investments in unconsolidated subsidiaries, and (iii) $14.7 million of non-controlling interest related to our CT Legacy Portfolio. In addition, we received $30.8 million of distributions related to assets in the CT Legacy Portfolio.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Three Months Ended September 30,		2015 vs 2014	Nine Months Ended September 30,		2015 vs 2014
	2015	2014		$2015	2014	$
Income from loans and other investments
Interest and related income	$138,361	$50,386	$87,975	$282,249	$126,507	$155,742
Less: Interest and related expenses	51,329	19,903	31,426	106,125	47,697	58,428

Income from loans and other investments, net	87,032	30,483	56,549	176,124	78,810	97,314
Other expenses
Management and incentive fees	13,813	5,412	8,401	28,535	13,219	15,316
General and administrative expenses	5,295	3,368	1,927	28,655	21,920	6,735

Total other expenses	19,108	8,780	10,328	57,190	35,139	22,051
Unrealized (loss) gain on investments at fair value	(82)	1,780	(1,862)	22,108	7,604	14,504
Income from equity investments in unconsolidated subsidiaries	17	—	17	5,677	24,294	(18,617)

Income before income taxes	67,859	23,483	44,376	146,719	75,569	71,150
Income tax provision (benefit)	81	(118)	199	431	412	19

Net income	67,778	23,601	44,177	146,288	75,157	71,131

Net income attributable to non-controlling interests	(890)	(1,577)	687	(14,724)	(6,602)	(8,122)

Net income attributable to Blackstone Mortgage Trust, Inc.	$66,888	$22,024	$44,864	$131,564	$68,555	$63,009

Net income per share - basic and diluted	$0.72	$0.45	$0.27	$1.69	$1.52	$0.17
Dividends per share	$0.62	$0.50	$0.12	$1.66	$1.46	$0.20

Income from loans and other investments, net

Income from loans and other investments, net increased $56.5 million during the three months ended September 30, 2015 compared to the corresponding period in 2014. The increase was primarily due to the increase in the principal balance of our loan portfolio, which increased by $5.5 billion as of September 30, 2015 compared with September 30, 2014. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $4.7 billion as of September 30, 2015 compared with September 30, 2014.

Income from loans and other investments, net increased $97.3 million during the nine months ended September 30, 2015 compared to the corresponding period in 2014. The increase was primarily due to the increase in the principal balance of our loan portfolio, which increased by $5.5 billion as of September 30, 2015 compared with September 30, 2014. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $4.7 billion as of September 30, 2015 compared with September 30, 2014.

Other expenses

Other expenses are comprised of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $10.3 million during the three months ended September 30, 2015 compared to the corresponding period in 2014 due to (i) an increase of $4.8 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (ii) an increase of $3.6 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before any incentive fees) exceeding the performance hurdle, (iii) $1.6 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, (iv) $370,000 of transaction costs related the GE loan portfolio acquisition, and (v) $349,000 of additional general operating expenses. These were partially offset by a decrease of $361,000 of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Other expenses increased by $22.1 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 due to (i) an increase of $10.5 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (ii) an increase of $4.8 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before any incentive fees) exceeding the performance hurdle (iii) $9.6 million of transaction costs related the GE loan portfolio acquisition, (iv) $4.0 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (v) $549,000 of additional general operating expenses. These were partially offset by a decrease of $7.4 million of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Unrealized gain on investments at fair value

During the three months ended September 30, 2015, we recognized $82,000 of net unrealized gains on investments held by CT Legacy Partners. During the three months ended September 30, 2014, we recognized $1.8 million of net unrealized gains on investments held by CT Legacy Partners.

During the nine months ended September 30, 2015, we recognized $22.1 million of net unrealized gains on investments held by CT Legacy Partners. During the nine months ended September 30, 2014, we recognized $7.6 million of net unrealized gains on investments held by CT Legacy Partners.

Income from equity investments in unconsolidated subsidiaries

During the three months ended September 30, 2015, we recognized $17,000 of promote income from CTOPI. No such income was recognized during the three months ended September 30, 2014.

During the nine months ended September 30, 2015, we recognized $5.7 million of promote income from CTOPI. During the nine months ended September 30, 2014, we recognized $24.3 million of promote income from CTOPI.

Net income attributable to non-controlling interests

During the three months ended September 30, 2015, we recognized $890,000 of net income attributable to non-controlling interests compared with $1.6 million during the three months ended September 30, 2014. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. The decrease in income attributable to non-controlling interests is primarily a result of the decrease of $1.9 million of unrealized gain on investments at fair value recognized by CT Legacy Partners during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

During the nine months ended September 30, 2015, we recognized $14.7 million of net income attributable to non-controlling interests compared with $6.6 million during the nine months ended September 30, 2014. The increase in income attributable to non-controlling interests is primarily a result of the increase of $14.5 million of unrealized gain on investments at fair value recognized by CT Legacy Partners during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Dividends per share

During the three months ended September 30, 2015, we declared a dividend of $0.62 per share, or $57.8 million, which was paid on October 15, 2015 to common stockholders of record as of September 30, 2015. During the three months ended September 30, 2014, we declared a dividend of $0.50 per share, or $28.8 million.

During the nine months ended September 30, 2015, we declared aggregate dividends of $1.66 per share, or $136.7 million. During the nine months ended September 30, 2014, we declared aggregate dividends of $1.46 per share, or $71.0 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of September 30, 2015, we had 93,348,070 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $6.6 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of September 30, 2015, our secured debt agreements consisted of revolving repurchase facilities with an outstanding balance of $2.8 billion, the GE portfolio acquisition facility with an outstanding balance of $3.6 billion, and $235.4 million of asset-specific repurchase agreements. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of September 30, 2015 we had $507.2 million of loan participations sold and $1.1 billion of non-consolidated senior interests.

As of September 30, 2015, we also had $172.5 million aggregate principal amount of convertible notes with a net book value of $163.7 million, which carry a cash coupon of 5.25% and an all-in cost of 5.87%. These notes mature in December 2018.

See Notes 5, 6, and 7 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$138,600	$51,810
Available borrowings under revolving repurchase facilities	416,822	384,567

	$555,422	$436,377

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

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $6.6 billion of outstanding borrowings under secured debt agreements, our convertible notes, our $738.3 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2015 were as follows ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$738,260	$192,674	$478,756	$66,830	$—
Secured debt agreements(2)(3)	6,822,278	2,084,780	4,117,777	580,410	39,311
Loan participations sold(3)	550,399	148,986	21,675	379,738	—
Convertible notes, net	204,625	12,201	18,364	174,060	—

Total	$8,315,562	$2,438,641	$4,636,572	$1,201,038	$39,311

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our revolving repurchase facilities is based on the current maturity date of each individual borrowing under our revolving repurchase facilities. Includes the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our revolving repurchase facilities and the interest rates in effect as of September 30, 2015 will remain constant into the future; this is only an estimate, as actual amounts borrowed and rates will vary over time.

(3)

Assumes repayment date based on initial maturity of each instrument. Future interest payment obligations are determined using the relevant benchmark rates in effect as of September 30, 2015, as applicable.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities	$104,610	$57,460
Cash flows from investing activities	(5,193,831)	(1,867,100)
Cash flows from financing activities	5,173,559	1,822,250

Net increase in cash and cash equivalents	$84,338	$12,610

We experienced a net increase in cash of $84.3 million for the nine months ended September 30, 2015, compared to a net increase of $12.6 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we (i) borrowed a net $4.2 billion under our secured debt agreements, (ii) generated $1.0 billion of proceeds from issuances of our class A common stock, (iii) received $1.6 million of proceeds from loan principal collections, and (iv) sold $256.0 million of loan participations. We used the proceeds from our debt and equity financing activities to purchase and originate $6.8 billion of new loans. Refer to Notes 5 and 6 to our consolidated financial statements for additional discussion of our secured debt obligations and participations sold. Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2015 and December 31, 2014, we were in compliance with all REIT requirements.

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

Refer to Note 2 to our consolidated financial statements for the description of our Significant Accounting Policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2015 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
1	Senior loan	6/11/2015	$339.9	$339.8	$340.8	4.88	%(6)	4.92	%(6)	4/30/2019	Diversified-US	MHC	78%	2
2	Senior loan	6/23/2015	305.8	305.8	306.9	5.26	%(6)	5.33	%(6)	1/31/2017	Diversified-US	MHC	60%	2
3	Senior loan	5/22/2014	303.0	303.0	299.6	L + 4.00%		L + 4.34%		5/22/2019	U.K.	Hotel	57%	1
4	Senior loan	5/1/2015	320.3	294.5	291.8	L + 3.45%		L + 3.83%		5/1/2020	NY	Office	68%	3
5	Senior loan	1/7/2015	315.0	267.0	264.4	L + 3.50%		L + 3.95%		1/9/2020	NY	Office	53%	2
6	Senior loan	6/4/2015	261.9	259.1	261.6	5.53	%(6)	5.56	%(6)	2/9/2019	Canada	Hotel	54%	2
7	Senior loan	6/23/2015	212.5	212.5	212.0	5.38%		5.53%		1/18/2017	Germany	Retail	53%	2
8	Senior loan	6/11/2015	205.8	205.8	206.6	4.76	%(6)	4.83	%(6)	1/31/2017	Diversified-US	MHC	65%	2
9	Senior loan	3/4/2015	170.0	170.0	170.0	L + 4.25%		L + 4.25%		3/9/2017	WA	Office	64%	1
10	Senior loan	2/25/2014	166.0	166.0	165.1	L + 4.40%		L + 4.82%		3/9/2019	Diversified-US	Hotel	49%	2
11	Senior loan	12/9/2014	210.7	165.4	164.5	L + 3.80%		L + 4.31%		12/9/2019	Diversified-US	Office	65%	2
12	Senior loan	7/31/2014	215.0	163.4	162.6	L + 3.50%		L + 4.09%		8/9/2019	IL	Office	70%	2
13	Senior loan	1/7/2014	156.3	156.3	155.5	L + 4.75%		L + 5.14%		1/7/2019	Diversified-US	Other	58%	2
14	Senior loan	6/23/2015	154.4	146.1	146.1	L + 5.00%		L + 5.01%		12/20/2017	D.C.	Office	72%	2
15	Senior loan	11/20/2014	145.4	145.4	144.2	L + 3.40%		L + 3.62%		11/20/2019	U.K.	Hotel	62%	2
16	Senior loan	12/17/2013	139.3	139.2	139.2	L + 4.75%		L + 5.27%		1/9/2019	NY	Office	70%	2
17	Senior loan	1/30/2014	145.9	133.4	133.3	L + 4.30%		L + 4.63%		12/1/2017	NY	Hotel	38%	2
18	Senior loan	10/30/2013	130.0	128.6	128.3	L + 4.38%		L + 4.62%		11/9/2018	CA	Hotel	71%	2
19	Senior loan	6/23/2015	125.0	125.0	125.5	L + 3.65%		L + 3.64%		11/30/2018	Diversified-US	Hotel	83%	3
20	Senior loan	6/23/2015	119.4	119.4	121.3	L + 3.05%		L + 3.02%		11/1/2016	Diversified-US	Other	57%	3
21	Senior loan	9/22/2015	122.0	122.0	120.8	L + 3.40%		L + 4.28%		11/9/2019	NY	Multi	63%	2
22	Senior loan	5/28/2015	119.9	119.9	119.7	L + 4.75%		L + 4.85%		8/31/2017	Diversified-US	Various	86%	4
23	Senior loan	6/4/2015	107.9	107.9	107.6	L + 5.00%		L + 5.08%		8/15/2018	U.K.	Hotel	48%	1
24	Senior loan	3/4/2014	118.2	104.3	103.6	L + 4.00%		L + 4.76%		3/4/2018	U.K.	Office	50%	2
25	Senior loan	8/28/2014	125.0	100.9	100.6	L + 4.35%		L + 4.66%		12/9/2018	NY	Office	78%	3
26	Senior loan	2/20/2014	100.0	100.0	99.8	L + 4.40%		L + 4.58%		3/9/2019	NY	Office	68%	2
27	Senior loan	6/24/2015	100.0	100.0	99.2	L + 3.50%		L + 3.86%		12/1/2019	VA	Office	43%	2
28	Mezzanine loan(5)	8/6/2015	99.3	99.3	98.6	12.22%		12.38%		10/29/2022	U.K.	Various	72%	3
29	Senior loan	9/30/2013	113.5	98.3	98.3	L + 3.94%		L + 4.82%		9/30/2020	NY	Multi	67%	2
30	Senior loan	3/12/2015	101.2	94.6	93.8	L + 3.25%		L + 3.86%		3/11/2020	CA	Office	66%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
31	Senior loan	6/23/2015	100.0	90.0	89.7	L + 3.55%		L + 3.64%		7/31/2019	NY	Hotel	59%	3
32	Senior loan	6/30/2015	88.6	88.6	88.4	5.69	%(6)	5.80	%(6)	11/30/2017	Diversified-US	MHC	56%	1
33	Senior loan	6/23/2015	97.4	87.9	87.5	L + 3.40%		L + 3.52%		7/31/2019	VA	Office	75%	3
34	Senior loan	11/17/2014	106.1	83.8	83.0	L + 5.50%		L + 5.84%		12/9/2019	Canada	Office	53%	3
35	Senior loan	10/28/2014	85.0	81.9	81.3	L + 3.75%		L + 4.12%		11/9/2019	NY	Retail	78%	2
36	Senior loan	2/18/2015	89.9	81.8	81.1	L + 3.75%		L + 4.30%		3/9/2020	CA	Office	71%	2
37	Senior loan	6/24/2015	107.3	81.6	80.6	L + 4.25%		L + 4.72%		7/9/2020	HI	Hotel	67%	2
38	Senior loan	5/20/2014	82.0	80.0	79.7	L + 4.00%		L + 4.54%		6/9/2019	D.C.	Office	79%	2
39	Senior loan	5/16/2014	86.8	80.1	79.7	L + 3.85%		L + 4.15%		6/9/2019	FL	Office	74%	2
40	Senior loan	7/11/2014	82.2	76.0	75.5	L + 3.65%		L + 4.03%		8/9/2019	IL	Office	64%	2
41	Senior loan	6/4/2015	77.5	74.2	75.0	5.03	%(6)	5.04	%(6)	3/28/2019	Canada	Retail	74%	3
42	Senior loan	6/5/2014	74.2	74.2	73.7	L + 4.50%		L + 4.90%		6/5/2019	U.K.	Retail	80%	2
43	Senior loan	8/8/2013	73.4	73.4	73.4	L + 4.00%		L + 4.35%		6/10/2016	NY	Office	68%	2
44	Senior loan	5/22/2014	79.7	73.2	72.8	L + 4.50%		L + 4.92%		6/15/2019	CA	Office	67%	2
45	Senior loan	7/26/2013	81.8	68.8	68.8	L + 5.00%		L + 5.82%		8/9/2018	VA	Office	72%	2
46	Senior loan	9/8/2014	69.4	69.4	68.4	L + 4.00%		L + 4.34%		11/20/2019	Spain	Retail	70%	2
47	Mezzanine loan(5)	5/15/2015	100.0	68.7	68.0	L + 12.83%		L + 13.46%		5/15/2020	FL	Retail	36%	2
48	Senior loan	6/11/2015	75.0	67.8	67.6	L + 3.47%		L + 3.54%		11/30/2018	TX	Office	50%	2
49	Senior loan	5/20/2015	71.4	65.3	65.4	L + 4.15%		L + 4.19%		5/31/2018	Diversified-US	Office	62%	2
50	Senior loan	6/23/2015	65.5	65.1	65.3	4.84	%(6)	4.88	%(6)	8/31/2020	FL	MHC	69%	2
51	Senior loan	6/4/2015	64.4	64.4	64.3	L + 3.25%		L + 3.37%		7/6/2017	U.K.	Retail	55%	1
52	Senior loan	5/1/2015	83.5	64.5	63.7	L + 3.95%		L + 4.41%		5/9/2020	MD	Hotel	67%	2
53	Senior loan	6/23/2015	71.6	61.6	61.2	L + 3.75%		L + 3.90%		8/31/2019	NY	Condo	50%	2
54	Senior loan	6/11/2015	70.4	61.1	60.9	4.55	%(6)	4.70	%(6)	10/31/2018	FL	MHC	63%	3
55	Senior loan	3/11/2014	65.0	59.9	59.6	L + 4.50%		L + 4.92%		4/9/2019	NY	Multi	65%	3
56	Senior loan	1/13/2014	60.0	60.0	57.9	L + 3.45%		L + 4.89%		6/9/2020	NY	Office	53%	2
57	Senior loan	7/17/2013	60.0	56.0	56.0	L + 4.50%		L + 5.34%		7/16/2017	NY	Retail	69%	2
58	Senior loan	5/28/2015	63.5	55.8	55.9	L + 3.50%		L + 3.55%		12/31/2018	CA	Office	74%	2
59	Senior loan	6/11/2015	55.5	55.3	55.4	4.59	%(6)	4.62	%(6)	9/30/2020	Diversified-US	MHC	79%	3
60	Senior loan	6/27/2013	54.5	54.5	54.4	L + 3.85%		L + 4.01%		7/9/2018	GA	Multi	75%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
61	Mezzanine loan(5)	6/30/2015	66.0	55.5	54.3	L + 10.75%		L + 11.70%		7/9/2020	CA	Condo	66%	3
62	Senior loan	5/20/2015	53.0	53.0	52.9	L + 3.75%		L + 3.83%		11/30/2018	AZ	Other	72%	3
63	Senior loan	10/6/2014	60.0	51.0	50.6	L + 4.15%		L + 4.56%		10/9/2019	NY	Hotel	65%	2
64	Senior loan	5/20/2015	54.0	50.4	50.6	L + 3.50%		L + 3.55%		12/31/2018	IL	Office	67%	3
65	Senior loan	4/1/2014	50.0	50.0	49.9	L + 4.20%		L + 4.73%		4/9/2019	HI	Hotel	69%	2
66	Senior loan	7/12/2013	50.0	50.0	49.7	L + 3.85%		L + 3.64%		8/9/2018	IL	Office	68%	2
67	Senior loan	2/27/2015	71.0	50.2	49.6	L + 3.50%		L + 4.00%		2/26/2020	IL	Office	64%	2
68	Senior loan	9/4/2013	51.8	49.6	49.4	L + 3.85%		L + 4.25%		9/10/2018	Diversified-US	Multi	76%	2
69	Senior loan	9/9/2014	56.0	48.5	48.2	L + 4.00%		L + 4.31%		9/9/2019	FL	Office	71%	2
70	Senior loan	12/30/2013	51.0	47.4	47.2	L + 4.50%		L + 4.89%		1/9/2019	AZ	Office	67%	2
71	Senior loan	7/2/2013	50.0	46.3	46.2	L + 4.25%		L + 4.64%		7/10/2018	CO	Hotel	69%	2
72	Senior loan	5/20/2015	58.0	45.4	45.3	5.27	%(6)	5.34	%(6)	6/30/2019	NC	Office	71%	3
73	Senior loan	5/28/2015	49.2	45.0	45.2	5.37	%(6)	5.44	%(6)	2/28/2018	CA	Office	66%	3
74	Senior loan	12/19/2014	44.0	44.0	43.8	L + 4.25%		L + 4.94%		1/9/2017	NY	Multi	50%	2
75	Senior loan	3/26/2014	43.3	42.9	42.6	L + 4.30%		L + 4.70%		4/9/2019	CA	Office	71%	2
76	Senior loan	8/8/2013	43.5	42.4	42.3	L + 4.25%		L + 4.73%		8/10/2018	Diversified-US	Hotel	61%	1
77	Senior loan	12/20/2013	46.5	42.0	41.8	L + 4.10%		L + 4.43%		1/9/2019	CA	Office	43%	1
78	Senior loan	6/4/2015	46.8	40.5	40.6	5.36	%(6)	5.76	%(6)	4/30/2016	Canada	Hotel	64%	2
79	Senior loan	9/26/2014	51.0	40.1	39.9	L + 4.00%		L + 4.67%		10/9/2019	TX	Office	70%	3
80	Senior loan	6/12/2014	40.0	40.0	39.4	L + 4.00%		L + 6.14%		6/30/2018	CA	Office	44%	3
81	Senior loan	5/28/2015	41.4	38.9	39.0	L + 3.55%		L + 3.59%		10/31/2018	CA	Office	64%	2
82	Senior loan	5/20/2015	42.9	38.7	38.8	5.00	%(6)	5.04	%(6)	10/31/2018	Diversified-US	Office	66%	3
83	Senior loan	5/20/2015	42.5	38.6	38.6	L + 3.50%		L + 3.55%		12/31/2018	TX	Retail	84%	2
84	Senior loan	5/20/2015	43.0	38.0	38.1	L + 3.82%		L + 3.86%		9/27/2018	NC	Office	61%	2
85	Senior loan	5/28/2015	40.7	37.9	37.9	5.89	%(6)	5.96	%(6)	3/6/2017	GA	Office	48%	2
86	Senior loan	5/28/2015	38.0	38.0	37.4	L + 3.90%		L + 4.58%		6/30/2018	TX	Hotel	45%	2
87	Senior loan	8/25/2015	43.8	36.8	36.3	L + 4.50%		L + 5.13%		9/9/2018	CA	Office	46%	3
88	Senior loan	6/26/2015	42.1	36.3	35.9	L + 3.75%		L + 4.36%		7/9/2020	CA	Office	73%	2
89	Senior loan	6/11/2015	35.5	35.5	35.6	4.59	%(6)	4.64	%(6)	7/31/2019	FL	MHC	80%	3
90	Senior loan	6/11/2015	35.2	35.2	35.3	5.34%		5.37%		5/31/2020	Diversified-US	MHC	65%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
91	Mezzanine loan(5)	12/13/2013	35.1	34.2	34.3	L + 13.88%		L + 13.69%		12/13/2017	NY	Condo	77%	3
92	Senior loan	5/28/2015	33.3	33.3	33.8	L + 5.00%		L + 3.90%		1/2/2017	FL	Multi	69%	2
93	Senior loan	11/28/2013	32.9	32.9	32.6	L + 4.63%		L + 5.40%		11/27/2018	U.K.	Office	68%	2
94	Senior loan	5/20/2015	38.5	32.7	32.5	4.71	%(6)	5.10	%(6)	1/31/2019	CA	Office	59%	2
95	Senior loan	6/23/2015	32.6	32.6	32.2	4.90%		5.30%		8/26/2025	GA	Multi	72%	2
96	Senior loan	6/4/2015	32.5	32.5	32.1	L + 3.75%		L + 4.47%		4/26/2017	U.K.	Retail	56%	1
97	Senior loan	5/20/2015	36.5	32.0	31.7	L + 3.60%		L + 3.88%		7/11/2019	CA	Office	46%	1
98	Senior loan	5/20/2015	37.0	31.5	31.3	4.42	%(6)	4.75	%(6)	4/30/2019	WA	Multi	74%	1
99	Senior loan	6/18/2014	31.5	31.5	31.1	L + 4.00%		L + 4.46%		7/20/2019	Netherlands	Office	69%	2
100	Senior loan	4/17/2015	30.4	30.4	30.1	L + 4.50%		L + 4.95%		4/20/2020	Netherlands	Hotel	71%	3
101	Senior loan	9/27/2013	29.7	29.3	29.2	L + 3.85%		L + 4.22%		10/10/2018	Diversified-US	Multi	76%	1
102	Senior loan	6/11/2015	29.3	29.3	29.2	L + 5.00%		L + 5.23%		11/30/2017	Diversified-US	Other	53%	2
103	Senior loan	4/4/2014	30.7	28.5	28.3	L + 4.25%		L + 4.66%		4/9/2019	CA	Office	64%	2
104	Senior loan	7/23/2014	80.0	28.8	27.8	L + 5.00%		L + 5.91%		8/9/2019	GA	Office	43%	3
105	Senior loan	5/28/2015	32.3	27.8	27.5	L + 4.35%		L + 4.89%		12/31/2017	CA	Office	48%	2
106	Senior loan	6/23/2015	27.4	27.4	27.1	6.29%		7.05%		5/18/2017	U.K.	Office	40%	2
107	Senior loan	6/4/2015	26.8	26.8	26.5	5.97%		6.66%		7/1/2017	Canada	MHC	49%	1
108	Senior loan	2/28/2014	26.0	26.0	25.9	L + 4.00%		L + 4.27%		3/9/2019	AZ	Other	69%	2
109	Senior loan	6/11/2015	26.0	26.0	25.8	5.18	%(6)	5.45	%(6)	11/30/2020	FL	MHC	75%	3
110	Senior loan	5/20/2015	25.7	25.7	25.5	L + 3.65%		L + 4.63%		7/1/2016	TX	Other	63%	2
111	Senior loan	9/23/2014	25.0	25.0	25.0	L + 3.75%		L + 7.57%		10/1/2017	NY	Condo	48%	3
112	Senior loan	5/28/2015	52.0	25.0	24.7	L + 4.00%		L + 4.38%		6/30/2018	CA	Office	53%	3
113	Senior loan	6/11/2015	24.5	24.5	24.3	5.26	%(6)	5.54	%(6)	11/30/2020	FL	MHC	70%	3
114	Senior loan	5/28/2015	26.3	24.5	24.2	L + 4.25%		L + 4.97%		3/31/2017	CA	Office	59%	3
115	Senior loan	6/11/2015	23.4	23.4	23.1	4.57	%(6)	4.95	%(6)	4/30/2019	SC	MHC	72%	3
116	Senior loan	5/20/2015	21.5	21.5	21.3	4.96%		5.32%		9/30/2018	AZ	Multi	73%	2
117	Senior loan	5/28/2015	21.1	21.1	21.0	L + 3.95%		L + 4.29%		3/31/2019	PA	Hotel	71%	2
118	Senior loan	6/4/2015	20.5	18.0	17.8	L + 3.50%		L + 3.92%		7/17/2019	Germany	Office	67%	2
119	Senior loan	6/11/2015	17.8	17.8	17.6	4.57	%(6)	4.85	%(6)	11/30/2020	FL	MHC	51%	2
120	Senior loan	6/4/2015	17.5	17.5	17.3	4.63%		5.39%		3/1/2017	Canada	Other	59%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
121	Senior loan	6/11/2015	18.9	16.9	16.8	L + 3.65%		L + 4.07%		10/31/2018	Canada	MHC	65%	3
122	Senior loan	5/28/2015	16.6	16.6	16.6	5.09	%(6)	5.60	%(6)	4/30/2017	FL	MHC	74%	2
123	Senior loan	6/4/2015	16.7	16.5	16.4	4.44	%(6)	4.85	%(6)	12/23/2018	Canada	Office	45%	2
124	Senior loan	6/23/2015	15.7	15.7	16.0	5.87%		5.76%		10/30/2015	Diversified-US	MHC	72%	3
125	Senior loan	5/28/2015	17.3	15.8	15.6	L + 3.70%		L + 4.04%		8/31/2019	NM	Hotel	51%	1
126	Senior loan	6/11/2015	15.7	15.7	15.6	4.80	%(6)	5.06	%(6)	4/30/2021	FL	MHC	71%	3
127	Senior loan	6/11/2015	15.0	15.0	14.9	5.28	%(6)	5.57	%(6)	9/30/2020	FL	MHC	64%	2
128	Senior loan	6/4/2015	14.1	14.1	13.9	5.45%		6.39%		10/1/2016	Canada	Other	50%	2
129	Senior loan	6/4/2015	13.6	13.6	13.6	6.22%		7.13%		9/7/2016	Canada	Other	61%	2
130	Senior loan	6/23/2015	13.4	13.4	13.2	7.33%		7.82%		3/13/2019	CT	Other	36%	2
131	Senior loan	6/4/2015	15.0	12.2	12.6	L + 3.50%		L + 3.82%		6/1/2017	Canada	Office	58%	3
132	Mezzanine loan(5)	9/3/2015	25.0	4.1	3.7	L + 11.17%		L + 12.48%		9/2/2019	WA	Office	65%	2

			$10,151.2	$9,413.0	$9,377.6	4.77%		5.09%		3.3 yrs			64%	2.1

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date.
(3)

As of September 30, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $1.1 billion of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 0.64%, as of September 30, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

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

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2015, 78% of our loans earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2015, 22% of our loans earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s sensitivity to interest rates by currency as of September 30, 2015 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$6,142,039	£570,704	€132,699	C$	246,816
Floating rate debt(1)(2)	(5,475,832)	(474,795)	(259,385)		(684,235)

Net floating rate exposure(3)	$666,207	£95,909	€(126,686)	C$	(437,419)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements and loan participations sold.
(3)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, €152.7 million, and C$550.6 million to limit our exposure to increases in interest rates.

Loan Portfolio Value

As of September 30, 2015, 22% of our loans earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	September 30, 2015
Foreign currency assets	£658,959	€389,293	C$	856,848
Foreign currency liabilities	(475,714)	(260,191)		(685,510)
Foreign currency contracts - notional	(96,900)	(50,000)		(162,000)

Net exposure to exchange rate fluctuations	£86,345	€79,102	C$	9,338

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $27.8 million and $14.5 million, respectively, as of September 30, 2015. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any material legal proceedings.

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

ITEM 6. EXHIBITS

10.1	Letter Agreement, dated as of July 15, 2015 detailing certain amendments to the Purchase and Sale Agreement, dated as of April 10, 2015, by and among General Electric Capital Corporation and the other parties thereto.

10.2	Amendment No. 1 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of July 10, 2015 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken Ont Finco, LLC, Parlex 5 Ken Eur Finco, LLC and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

October 27, 2015	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 27, 2015	/s/ Paul D. Quinlan
Date	Paul D. Quinlan
Chief Financial Officer
(Principal Financial Officer)

October 27, 2015	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Principal Accounting Officer