Form 10-K
period 2015-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2016-02-16
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to

Commission file number 1-14788

Blackstone Mortgage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $2,455,036,715 as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 9, 2016, there were 93,929,108 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “BXMT”).

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

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We operate our business as one segment, which originates and acquires commercial mortgage loans and related investments.

Our Manager

We are externally managed and advised by our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel.

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $336.4 billion as of December 31, 2015.

In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 394 professionals in Blackstone’s global real estate group, which is the largest private equity real estate manager in the world with $93.9 billion of investor capital under management as of December 31, 2015. Jonathan D. Gray, who is the global head of Blackstone’s real estate group, is a member of the board of directors of Blackstone and is a member of our Manager’s investment committee.

Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group, to pursue opportunities relating to debt and preferred equity investments globally, with a focus on North America and Europe. Michael B. Nash, the global chairman and co-founder of BREDS, serves as the executive chairman of our board of directors and is the chairman of our Manager’s investment committee. In addition, Jonathan Pollack, the global head of BREDS, serves as one of our directors and is a member of our Manager’s investment committee. As of December 31, 2015, 107 dedicated BREDS professionals, including 32 investment professionals based in London and other international locations, managed $10.7 billion of investor capital.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 11 and 15 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.

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

Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets primarily in the office, lodging, residential, retail, industrial, and healthcare sectors in North America and Europe. These investments may be in the form of whole loans or may also include pari passu participations within mortgage loans. Although originating senior, floating rate mortgage loans is our primary area of focus, we also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed both to provide attractive current income and protect investors’ capital.

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

Loan Portfolio Acquisition

During the second quarter of 2015, we acquired a portfolio of 77 loans from General Electric Capital Corporation, or GE, and certain of its affiliates and joint venture partnerships, for a total purchase price of $4.7 billion. The GE loan portfolio consisted of commercial mortgage loans secured by properties located in North America and Europe, and represented a significant expansion of our lending business. The acquisition was financed through borrowings of $4.0 billion under a secured debt agreement with Wells Fargo as well as a portion of the $1.0 billion of proceeds we received from our underwritten offerings of shares of class A common stock during the second quarter of 2015.

Our Portfolio

During the year ended December 31, 2015, we originated or acquired $8.8 billion of loans, including loans financed with $1.3 billion of non-consolidated senior interests. Loan fundings during the year totaled $8.3 billion, including $1.1 billion of non-consolidated senior interests. The following table details the overall statistics of our current loan portfolio as of December 31, 2015 ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	92	33	125
Principal balance	$7,098,180	$2,010,181	$9,108,361
Net book value	$7,064,279	$2,012,728	$9,077,007
Unfunded loan commitments(1)	$696,276	$4,382	$700,658
Weighted-average cash coupon(2)(3)	L+4.09%	5.63%	4.84%
Weighted-average all-in yield(2)(3)	L+4.49%	5.78%	5.18%
Weighted-average maximum maturity (years)(4)	3.3	2.6	3.1
Weighted-average loan-to-value (LTV)(5)	63.9%	64.2%	64.0%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Weighted-average cash coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted-average coupon is 4.65% and total weighted average yield is 4.98%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2015, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

Our loan portfolio is diversified by collateral property type and geographic location, the majority of which are senior mortgages and similar credit quality loans. The following presents the geographic distribution and types of properties securing our loan portfolio as of December 31, 2015:

For additional information regarding our loan portfolio as of December 31, 2015, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured revolving repurchase facilities, asset-specific repurchase agreements, and the sale of senior loan participations. In addition to our current mix of financing sources, we may also access additional forms of financings including credit facilities, securitizations, resecuritizations, and public and private, secured and unsecured debt issuances by us or our subsidiaries.

Concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with $4.2 billion of financing secured by the acquired portfolio. In addition, during the year ended December 31, 2015, we entered into one new revolving repurchase facility agreement, increased the maximum facility size of five of our existing revolving repurchase facilities, and sold one senior loan participation providing an aggregate $1.8 billion of additional credit capacity. The following table details our outstanding financing arrangements as of December 31, 2015 ($ in thousands):

December 31, 2015
Secured debt agreements	$6,131,751
Loan participations sold	498,992
Convertible notes	172,500
Non-consolidated senior interests(1)	1,039,765

$7,843,008

(1)

These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and our results of operations.

The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our credit facilities. Our decision to use leverage to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 4-to-1. We will endeavor to match the terms, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.

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

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2015, 78% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2015, the remaining 22% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

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

Competition

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Blackstone and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for originations of and investments in assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

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

Government Regulation

Our operations in North America and Europe are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

Taxation of the Company

We made an election to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code, for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we are subject to certain U.S. federal excise taxes and state and local taxes on our income and assets. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income taxes at regular corporate rates, including any applicable alternative minimum tax, and will not be able to qualify as a REIT for the subsequent four years.

Furthermore, we have one or more taxable REIT subsidiaries, or TRS, which pay federal, state, and local income tax on their net taxable income. See Item 1A – “Risk Factors – Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic, capital markets and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital;

•	reductions in the yield on our investments and an increase in the cost of our financing;

•

acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of the property securing our investments that may cause deterioration in the performance of our investments and potentially principal losses to us;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation, or otherwise;

•	difficulty in redeploying the proceeds from repayments of our existing investments;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

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

We seek to invest primarily in debt instruments relating to real estate-related businesses, assets or interests. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America and Europe in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. The value of securities of companies that service the real estate business sector may also be affected by such risks.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations. Market conditions relating to real estate debt investments have evolved since the global financial crisis, which has resulted in a modification to certain loan structures and/or market terms. Any such changes in loan structures and/or market terms may make it relatively more difficult for us to monitor and evaluate our loans and investments.

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

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

•	changes in interest rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

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

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

We operate in a competitive market for lending and investment opportunities which has recently intensified, and competition may limit our ability to originate or acquire desirable loans and investments in or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operation.

We operate in a competitive market for lending and investment opportunities, which recently has intensified. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other competitors have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate or acquire loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Prepayment rates may adversely affect the value of our portfolio of assets.

Generally, our borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may be reinvested by us in assets yielding less than the yields on the assets that were prepaid. In addition, the value of our assets may be affected by prepayment rates on loans. If we originate or acquire mortgage-related securities or a pool of mortgage securities, we anticipate that the underlying mortgages will prepay at a projected rate generating an expected yield. If we purchase assets at a premium to par value, when borrowers prepay their loans faster than expected, the corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will have to amortize the related premium on an accelerated basis. Conversely, if we purchase assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities may reduce the expected yield on such securities because we will not be able to accrete the related discount as quickly as originally anticipated. In addition, as a result of the risk of prepayment, the market value of the prepaid assets may benefit less than other fixed income securities from declining interest rates.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our class A common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive in repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

If we are unable to successfully integrate new assets and manage our growth, our results of operations and financial condition may suffer.

We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets. Most recently, we acquired a $4.9 billion portfolio of commercial mortgage loans during the second quarter of 2015. We may be unable to successfully and efficiently integrate newly-acquired assets into our existing portfolio or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.

The lack of liquidity in certain of our target assets may adversely affect our business.

The illiquidity of certain of our target assets may make it difficult for us to sell such investments if the need or desire arises. Certain target assets such as mortgages, B Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in will not be registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, we expect many of our investments will be illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

While our loans and investments focus primarily on “performing” real estate related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed bank loans and debt securities) or may involve investments that become “sub-performing” or “non-performing” following our acquisition thereof. Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

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

We may invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.

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

We have in the past and may in the future invest in loans which fund the construction or development of real estate-related assets. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans on income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

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

Concerns regarding the European debt crisis and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operation and financing.

A portion of our investments consists of assets secured by European collateral. Concerns persist with respect to the sovereign debt situation of several countries, including Greece, Ireland, Italy, Spain and Portugal, which together with the risk of contagion to other more financially stable countries, has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated in recent months by other geopolitical issues that may affect the Eurozone. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.

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

The valuation of real estate and therefore the valuation of any underlying security relating to loans made by us is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Our loans and investments may be concentrated in terms of geography, asset types, and sponsors.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments in our target assets may at times be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations. For example, approximately 15% (by net book value) of the loans comprising our loan portfolio as of December 31, 2015 are secured by mobile home parks. Housing communities such as mobile home parks are “special purpose” properties that cannot be readily converted to general residential, retail or office use, and this may adversely affect the liquidation value of the property if its operation as a mobile home park becomes unprofitable due to competition, age of the improvements or other factors.

To the extent that our assets are concentrated in any one region or type of asset, downturns generally relating to such type of asset or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments, we may experience losses.

Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Relying on the resources available to it, our Manager evaluates our potential investments based on criteria it deems appropriate for the relevant investment. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

Insurance on loans and real estate securities collateral may not cover all losses.

There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding nonperformance of or loss on our investment related to such property.

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

The properties underlying our investments may be subject to unknown liabilities, including environmental liabilities, that could affect the value of these properties and as a result, our investments.

Collateral properties underlying our investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and sell the underlying properties, which could adversely affect our results of operations and financial condition.

Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.

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

Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. A derivative instrument, especially if of a large notional size or referencing a less common underlying rate, index, instrument or asset, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, which commonly include swaps, futures, forwards and options, may be highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or asset or the level of the reference market rate or index. Derivative instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and position limits on the exchanges or over-the-counter, or OTC, markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments that are purchased or sold OTC as bilateral transactions and not traded on an exchange. The risk of nonperformance by the obligor on such an OTC derivative instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for OTC derivative instruments . Such OTC derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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

Provision for loan losses are difficult to estimate.

Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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

Risks Related to Our Financing and Hedging

Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•

our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (a) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (b) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (c) the loss of some or all of our collateral assets to foreclosure or sale;

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

Our use of leverage may create a mismatch with the duration and interest rate of the investments that we are financing.

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

We attempt to structure our leverage such that we minimize the difference between the interest rate of our investments and the interest rate of our leverage – financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such an investment with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

Our attempts to mitigate such risk are subject to factors outside of our control, such as the availability to us of favorable financing and hedging options, which is subject to a variety of factors, of which duration and term matching are only two. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our hedges or liabilities may have set maturity dates.

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

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We depend on repurchase agreements and may depend on bank credit facilities, warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset-specific funding arrangements and other sources of financing to execute our business plan, and our inability to access funding could have a material adverse effect on our results of operations, financial condition and business.

Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our class A common stock.

We will need to periodically access the capital markets to raise cash to fund new loans and investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any additional financing on favorable terms or at all.

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

We may, to the extent consistent with the REIT requirements, seek to securitize certain of our portfolio investments to generate cash for funding new loans and investments. This would involve creating a special-

purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity in the securitized pool of loans or investments. We may use short-term facilities to finance the acquisition of securities until a sufficient quantity of securities had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. If we were to employ this strategy, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible securities to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible securities for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Additionally, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses.

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

Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, thus depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

•	available interest rate or currency hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

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

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce risks, unanticipated changes in interest rates, credit spreads or currencies may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and furthermore may expose us to risk of loss.

In addition, some hedging instruments involve additional risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, regulatory requirements with respect to derivatives, including eligibility of counterparties, reporting, recordkeeping, exchange of margin, financial responsibility or segregation of customer funds and positions are still under development and could impact our hedging transactions and how we and our counterparty must manage such transactions.

We are subject to counterparty risk associated with our hedging activities.

We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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

Rules under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, establish a comprehensive new regulatory framework for derivative contracts commonly referred to as “swaps.” Under this regulatory framework, mortgage real estate investment trusts, or mREITs, that trade in commodity interest positions (including swaps) are considered “commodity pools” and the operators of such mREITs would be considered “commodity pool operators,” or CPOs. Absent relief, a CPO must register with the U.S. Commodity Futures Trading Commission, or CFTC, and become a member of the National Futures Association, or NFA, which requires compliance with NFA’s rules and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct. We may from time to time, directly or indirectly, invest in instruments that meet the definition of “swap” under the new Dodd-Frank Act rules, which may subject us to oversight by the CFTC. Our board of directors has appointed our Manager to act as our CPO in the event we are deemed a commodity pool.

In the event that we invest in commodity interests, absent relief, our Manager would be required to register as a CPO. Our Manager is exempt from registration as a CPO with the CFTC pursuant to certain no-action for the

CPO of a qualifying mortgage REIT (and in that regard, we intend to identify as a “mortgage REIT” for U.S. federal income tax purposes). In addition, our Manager may in the future claim a different exemption from registration as a CPO with the CFTC. Therefore, unlike a registered CPO, our Manager will not be required to provide prospective investors with a CFTC compliant disclosure document, nor will our Manager be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs, in connection with any offerings of shares.

As an alternative to an exemption from registration, our Manager may register as a CPO with the CFTC and avail itself of certain disclosure, reporting and record-keeping relief under CFTC Rule 4.7.

The CFTC has substantial enforcement power with respect to violations of the laws over which it has jurisdiction, including anti-fraud and anti-manipulation provisions. Among other things, the CFTC may suspend or revoke the registration of a person who fails to comply, prohibit such a person from trading or doing business with registered entities, impose civil money penalties, require restitution and seek fines or imprisonment for criminal violations. Additionally, a private right of action exists against those who violate the laws over which the CFTC has jurisdiction or who willfully aid, abet, counsel, induce or procure a violation of those laws. In the event we fail to receive interpretive relief from the CFTC on this matter, are unable to claim an exemption from registration and fail to comply with the regulatory requirements of these new rules, we may be unable to use certain types of hedging instruments or we may be subject to significant fines, penalties and other civil or governmental actions or proceedings, any of which could adversely affect our results of operations and financial condition.

Risks Related to Our Relationship with Our Manager and its Affiliates

We depend on our Manager and its personnel for our success. We may not find a suitable replacement for our Manager if the Management Agreement is terminated, or if key personnel cease to be employed by our Manager or Blackstone or otherwise become unavailable to us.

We are externally managed and advised by our Manager, an affiliate of Blackstone. We currently have no employees and all of our officers are employees of Blackstone or its affiliates. We are completely reliant on our Manager, which has significant discretion as to the implementation of our investment and operating policies and strategies.

Our success will depend to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the executive officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of Blackstone. These individuals will evaluate, negotiate, execute and monitor our loans and investments and advise us regarding maintenance of our REIT status and exclusion from regulation under the Investment Company Act; therefore, our success will depend on their continued service with our Manager and its affiliates.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2016 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

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

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion in investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or the Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to make certain loans or investments, including speculative investments, which increase the risk of our loan and investment portfolio.

We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

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

We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Blackstone has appointed two nominees to serve on our board of directors (one of whom serves as executive chairman of our board of directors), and Stephen D. Plavin, our chief executive officer and a member of our board. In addition, our chief financial officer, and our other executive officers are also executives of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

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

•

Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or policies of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and the Blackstone Vehicles may or may not overlap, in whole or in part, and if there is any such overlap investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while the primary investment strategies of Blackstone Mortgage Trust and Blackstone’s latest flagship successor real estate debt fund, Blackstone Real Estate Debt Strategies III L.P., or BREDS III, differ in that Blackstone Mortgage Trust generally seeks to invest primarily in senior mortgage loans and other similar interests and BREDS III generally seeks to invest primarily in junior mortgage debt and mezzanine debt, a significant portion of the capital of BREDS III (and/or other BREDS funds) may nonetheless be invested in investments that would also be appropriate for Blackstone Mortgage Trust. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

While our Manager will seek to manage potential conflicts of interest in a fair and reasonable manner in accordance with the investment allocation policy and procedures of our Manager and/or its affiliates with respect to the allocation of investment opportunities among us and one or more Blackstone Vehicles (as the same may be amended, updated or revised from time to time without prior notice from our Manager or our consent), which we refer to as the Allocation Policy, and as required pursuant to the Management Agreement, the portfolio strategies employed by our Manager, Blackstone or their affiliates in managing the Blackstone Vehicles could conflict with the strategies employed by our Manager in managing our business and may adversely affect the marketability, exit strategy, prices and availability of the loans and instruments in which we invest. Conversely, participation in specific investment opportunities may be appropriate, at times, for both us and the Blackstone Vehicles. Our Manager has an investment allocation policy in place which provides that investment opportunities falling within the shared investment objectives of our business and the Blackstone Vehicles (including BREDS III) will generally be allocated on a basis that our Manager and applicable Blackstone affiliates determine to be fair and reasonable in accordance with the Allocation Policy, subject to legal, tax, regulatory, accounting and other considerations and taking into account a variety of factors. With respect to BREDS III, such opportunities falling within shared investment objectives will be allocated in a manner such that 50% of the amount of the investment opportunity is allocated to BREDS III, on the one hand, and to Blackstone Mortgage Trust, on the other hand, subject to variation on a case-by-case basis in circumstances where our Manager determines in good faith that doing so is appropriate or more equitable under the circumstances. There is no assurance, however, that any such conflicts arising out of the foregoing will be resolved in our favor. Our Manager is entitled to amend the Allocation Policy at any time without prior notice or our consent.

•

Investments in Different Levels or Classes of an Issuer’s Securities. From time to time, we and the Blackstone Vehicles may make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles. Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any conflicts in a fair and reasonable manner in accordance with the Allocation Policy and its prevailing policies and procedures with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•

Assignment and Sharing or Limitation of Rights. We may invest alongside other Blackstone Vehicles and in connection therewith may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including in certain instances certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to ameliorate conflicts of interest which may in certain circumstances involve a forbearance of our rights. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.

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

•

Underwriting Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto.

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

•

Service Providers. Certain of our advisors and other service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants and investment banking or commercial banking firms) may also provide goods or services to or have business, personal or other relationships with Blackstone. Such advisors and service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such an advisor or service provider. In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

•

Material, Non-Public Information. We, directly or indirectly through Blackstone, our Manager or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public, is no longer deemed material or any statutory prohibition no longer applies. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material non-public information in the possession of Blackstone which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

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

•

Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone Vehicles. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Blackstone Vehicle or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations.

•

Loan Refinancings. We may from time to time seek to participate in investments relating to the refinancing of loans held by the Blackstone Vehicles (including the BREDS funds). While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest.

•

Other Affiliate Transactions. Our Manager may on our behalf acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone or its other affiliates, including the BREDS funds. In connection with investments in which we participate alongside other Blackstone Vehicles (including the BREDS funds), we may from time to time share certain rights with such other Blackstone Vehicles relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.

Blackstone may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.

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

Termination of the Management Agreement without cause will be difficult and costly. Our independent directors review our Manager’s performance annually and the Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Manager’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and incentive fee payable to our Manager are not fair (provided that in this instance, our Manager will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Manager with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions increase the cost to us of terminating the Management Agreement and adversely affect our ability to terminate our Manager without cause.

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

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III, or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, expands the scope of U.S. sanctions against Iran and Syria. In particular, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or Treasury, engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

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

On December 16, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by swap dealers and major swap participants who are not supervised by the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities”. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-user having “material swaps exposure,” defined an average aggregate daily notional amount of uncleared swaps exceeding $8 billion for June, July and August of the previous calendar year, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) daily “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

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

We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

We are largely dependent on external sources of capital to finance our growth.

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

Moreover, we may acquire distressed loans or other distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

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

Any TRS we own, as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us cannot exceed 25% of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the 25% limitation discussed above or to avoid application of the 100% excise tax discussed above.

Risks Related to Our Class A Common Stock

The market price of our class A common stock may fluctuate significantly.

Our class A common stock is listed on the NYSE under the trading symbol “BXMT.” The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our class A common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our class A common stock include:

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

Issuance of Stock Without Stockholder Approval. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 200,000,000 shares of class A common stock and up to 100,000,000 shares of preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of our class A common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our class A common stock and, therefore, could reduce the value of the class A common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

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

We are also subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees.

Control shares are voting shares of stock which, if aggregated with all other shares of stock owned or entitled to be voted (except solely by virtue of a revocable proxy) by the acquirer, would entitle the acquirer to exercise voting power in electing directors within one of the specified ranges of voting power. Control shares do not include shares the acquirer is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A control share acquisition means the acquisition of issued and outstanding control shares subject to certain exceptions. A person who has made or proposes to make a control share acquisition, upon satisfaction of certain conditions, including an undertaking to pay expenses, may compel our board to call a special meeting of stockholders to be held within 50 days of demand to consider the voting rights of the control shares in question. If no request for a meeting is made, we may present the question at any stockholders meeting.

If voting rights are not approved at a stockholders meeting or if the acquiring person does not deliver the statement required by Maryland law, then, subject to certain conditions and limitations, we may redeem for fair value (determined without regard to the absence of voting rights) any or all of the control shares, except those for which voting rights have previously been approved. If voting rights for control shares are approved at a stockholders meeting and the acquirer may then vote a majority of the shares entitled to vote, then all other stockholders may exercise appraisal rights, unless our charter or bylaws provide otherwise, which they currently do not. The fair value of the shares for purposes of these appraisal rights may not be less than the highest price per share paid by the acquirer in the control share acquisition. The control share acquisition statute does not apply to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, nor does it apply to acquisitions approved or exempted by our charter or bylaws. Our bylaws contain a provision exempting the following persons from this statute: (i) a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell and his family; (ii) W.R. Berkley Corporation and any of its controlled affiliates; and (iii) Huskies Acquisition, or any person or entity that was an affiliate of Huskies Acquisition as of September 27, 2012 or by Blackstone or any of its affiliates.

We are also eligible to elect to be subject to the Maryland Unsolicited Takeovers Act, which permits our board of directors, without stockholder approval, to, among other things and notwithstanding any provision in our charter or bylaws, elect on our behalf to classify the terms of directors and to increase the stockholder vote required to remove a director and to provide that each vacancy on our board may be filled only by a majority of the remaining directors even if the remaining directors do not constitute a quorum. Such an election would significantly restrict the ability of third parties to wage a proxy fight for control of our board of directors as a means of advancing a takeover offer. If an acquirer were discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition, you could lose the opportunity to sell your shares at a favorable price.

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

The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 5.25% Convertible Senior Notes due 2018, or other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. If we decide to issue debt or equity securities which would rank senior to our class A common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Thus holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

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

	2015			2014
	High	Low	Dividend	High	Low	Dividend
First Quarter	$29.66	$27.73	$0.52	$29.68	$26.95	$0.48
Second Quarter	$31.80	$27.62	$0.52	$30.04	$27.84	$0.48
Third Quarter	$29.88	$22.34	$0.62	$29.25	$27.08	$0.50
Fourth Quarter	$29.06	$26.24	$0.62	$29.70	$26.51	$0.52

Total			$2.28			$1.98

The last reported sale price of our class A common stock on February 9, 2016 as reported on the NYSE composite transaction tape was $23.32. As of February 9, 2016 there were 214 holders of record of our class A common stock. By including persons holding shares in broker accounts under street names, however, we estimate our stockholder base to be approximately 37,000 as of February 9, 2016.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	264,902
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—	$—	264,902

(1)

The number of securities remaining for future issuances consists of an aggregate 264,902 shares issuable under our 2013 stock incentive plan and our 2013 manager incentive plan which were approved by our stockholders. Awards under the plan may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Issuer Purchases of Equity Securities

We did not repurchase any of our class A common stock during the years ended December 31, 2015, 2014, and 2013.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-41 of this report.

	Years ended December 31,(1)
(in thousands, except per share data)	2015	2014	2013	2012	2011
Operating Data:
Interest and related income	$410,635	$184,766	$53,164	$34,939	$117,161
Interest and related expense	152,416	69,143	18,017	38,138	96,974

Income (loss) from loans and other investments, net	$258,219	$115,623	$35,147	$(3,199)	$20,187
Net income from continuing operations	$211,885	$100,494	$25,424	$282,213	$253,209
Net income	$211,885	$100,494	$25,424	$279,804	$252,319
Net income attributable to Blackstone Mortgage Trust, Inc.	$196,829	$90,045	$15,032	$181,024	$258,142

Per Share Data:
Net income from continuing operations per share of common stock
Basic	$2.41	$1.86	$0.81	$78.19	$114.31
Diluted	$2.41	$1.86	$0.81	$74.16	$108.17
Net income per share of common stock
Basic	$2.41	$1.86	$0.81	$77.16	$113.92
Diluted	$2.41	$1.86	$0.81	$73.13	$107.78
Dividends declared per share of common stock	$2.28	$1.98	$0.72	$20.00	$—

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	$9,376,573	$4,572,713	$2,205,782	$322,202	$1,364,820
Secured debt agreements	6,116,105	2,353,279	1,102,998	8,453	121,422
Convertible notes	164,026	161,455	159,038	—	—
Total liabilities	6,870,842	3,071,827	1,449,032	168,749	1,493,759
Total equity (deficit)	2,505,731	1,500,886	756,750	153,453	(128,939)

(1)

The consolidated historical financial data above may not be comparable due to the significant impact on our consolidated financial statements of (i) the sale of our former investment management business in December 2012 and (ii) a corporate debt restructuring we completed in March 2011. In addition, on April 26, 2013, our board of directors approved a one-for-ten reverse stock split of our class A common stock which we effected on May 6, 2013. As a result, share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split.

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

2015 Highlights

Operating results:

•

Net income of $2.41 per share in 2015 increased by $0.55, or 30%, compared to 2014, driven by the accretive effects of the GE portfolio acquisition and the increased scale of our loan origination business.

•	Achieved Core Earnings of $193.0 million, or $2.36 per share, during 2015 compared to $90.0 million, or $1.86 per share, during 2014.

•

Declared aggregate dividends of $2.28 per share in 2015, representing a 15% increase over 2014. The fourth quarter dividend of $0.62 per share produced an annualized yield of 9.3% on our December 31, 2015 book value of $26.56.

GE portfolio acquisition:

•	Acquired 77 commercial mortgage loans secured by property in North America and Europe for $4.7 billion.

•	Credit agreement with Wells Fargo provided both term-matched long-term financing as well as additional advances to finance shorter duration GE loans.

Loan originations and acquisitions:

•	Loan originations and acquisitions totaled $8.8 billion, including the GE portfolio acquisition, with an average loan size for directly originated loans of $165.8 million.

•

Portfolio of 125 loans with a weighted-average loan-to-value ratio (as of the dates such loans were originated or acquired by us) of 64% and weighted-average all-in yield of 5.18% as of December 31, 2015.

Financing capacity:

•

Financing capacity of $10.0 billion includes seven revolving repurchase facilities, the GE portfolio financing, two asset-specific financings, three senior-loan participations sold, and four non-consolidated senior interests.

•	All-in cost of revolving repurchase facilities of L+2.04% as of December 31, 2015, providing stable, non-capital markets based mark-to-market financings.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended December 31, 2015 we recorded earnings per share of $0.70, declared dividends of $0.62 per share, and reported $0.68 per share of Core Earnings. In addition, our book value per share as of December 31, 2015 was $26.56. For the year ended December 31, 2015 we recorded earnings per share of $2.41, declared aggregate dividends of $2.28 per share, and reported $2.36 per share of Core Earnings. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. Beginning with the third quarter of 2015, we revised our definition of Core Earnings for reporting purposes to be net of incentive fees.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2015	Years Ended December 31,
		2015	2014
Net income (1)	$65,264	$196,829	$90,045
Weighted-average shares outstanding, basic and diluted	93,574,127	81,740,227	48,394,478

Net income per share, basic and diluted	$0.70	$2.41	$1.86

Dividends per share	$0.62	$2.28	$1.98

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although, according to our Management Agreement, we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fees expense, beginning with the third quarter of 2015, we report Core Earnings after incentive fees expense, as we believe this is a more meaningful presentation of the economic performance of our class A common stock.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2015	Years Ended December 31,
		2015	2014
Net income(1)	$65,264	$196,829	$90,045
CT Legacy Portfolio net income	(3,408)	(14,066)	(9,839)
Non-cash compensation expense	3,460	13,341	8,363
GE purchase discount accretion adjustment(2)	(1,542)	(4,009)	—
Other items	310	949	1,397

Core Earnings(3)	$64,084	$193,044	$89,966

Weighted-average shares outstanding, basic and diluted	93,574,127	81,740,227	48,394,478

Core Earnings per share, basic and diluted(3)	$0.68	$2.36	$1.86

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total of $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

(3)

Beginning in the third quarter of 2015, we report Core Earnings net of incentive fees expenses. Prior period Core Earnings and Core Earnings per share have also been presented above net of incentive fees to allow for comparability.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except share and per share data):

	December 31, 2015	December 31, 2014
Stockholders’ equity	$2,492,588	$1,465,371
Shares
Class A common stock	93,702,326	58,269,889
Deferred stock units	141,521	118,919

Total outstanding	93,843,847	58,388,808

Book value per share	$26.56	$25.10

II. Loan Portfolio

During the year ended December 31, 2015, we originated or acquired $8.8 billion of loans, including loans financed with $1.3 billion of non-consolidated senior interests. Loan fundings during the year totaled

$8.3 billion, including $1.1 billion of non-consolidated senior interests. We generated interest income of $410.6 million and incurred interest expense of $152.4 million during the year, which resulted in $258.2 million of net interest income during the year ended December 31, 2015.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2015		Year Ended December 31, 2015
	Loan Originations(1)	Loan Fundings(2)	Loan Originations(1)	Loan Fundings(2)
Senior loans(3)	$391,342	$388,012	$7,227,774	$6,965,660
Subordinate loans(4)	—	7,599	292,435	237,485

Total	$391,342	$395,611	$7,520,209	$7,203,145

Non-consolidated senior interests(4)	—	23,676	1,288,195	1,064,372

Total	$391,342	$419,287	$8,808,404	$8,267,517

(1)	Includes new originations and additional commitments made under existing borrowings.
(2)

Loan fundings during the three months ended December 31, 2015 include $70.2 million of additional fundings under existing loans as of September 30, 2015, and loan fundings during the year ended December 31, 2015 include $221.1 million of additional fundings under existing loans as of December 31, 2014.

(3)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(4)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These subordinate loan originations are therefore presented net of the related non-consolidated senior interests. During the year ended December 31, 2015, our subordinate loan originations are presented net of related non-consolidated senior interest of $1.3 billion. Loan fundings under these non-consolidated senior interests totaled $1.1 billion during the year. See “Non-Consolidated Senior Interests” below.

As of December 31, 2015, the majority of our loans were senior mortgages and similar credit quality loans. The following table details overall statistics for our loan portfolio ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	92	33	125
Principal balance	$7,098,180	$2,010,181	$9,108,361
Net book value	$7,064,279	$2,012,728	$9,077,007
Unfunded loan commitments(1)	$696,276	$4,382	$700,658
Weighted-average cash coupon(2)(3)	L+4.09%	5.63%	4.84%
Weighted-average all-in yield(2)(3)	L+4.49%	5.78%	5.18%
Weighted-average maximum maturity (years)(4)	3.3	2.6	3.1
Weighted-average loan-to-value (LTV)(5)	63.9%	64.2%	64.0%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of

1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Weighted-average cash coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted-average coupon is 4.65% and total weighted average yield is 4.98%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2015, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

As of December 31, 2014, our loan portfolio was 100% comprised of floating rate loans. The following table details overall statistics for our loan portfolio as of December 31, 2014 ($ in thousands):

Floating Rate
Number of loans	60
Principal balance	$4,462,897
Net book value	$4,428,500
Unfunded loan commitments(1)	$513,229
Weighted-average cash coupon(2)(3)	L+4.36%
Weighted-average all-in yield(2)(3)	L+4.81%
Weighted-average maximum maturity (years)(4)	3.9
Weighted-average loan-to-value (LTV)(5)	63.9%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
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

(3)

Weighted-average cash coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted-average coupon is L + 4.30% and total weighted-average yield is L + 4.76%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2014, 85% of our loans were subject to yield maintenance or other prepayment restrictions and 15% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of December 31, 2015 ($ in millions):

Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.

Asset Management

We actively manage the investments in our loan portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management/collection, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. As of both December 31, 2015 and 2014, the weighted-average risk rating of our loan portfolio is 2.2.

Secured Debt Agreements

Our secured debt agreements included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific repurchase agreements.

The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2015	December 31, 2014
Revolving repurchase facilities	$2,858,714	$2,040,783
GE portfolio acquisition facility	3,161,291	—
Asset-specific repurchase agreements	111,746	324,553

Total secured debt agreements	$6,131,751	$2,365,336

Deferred financing costs(1)	(15,646)	(12,057)

Net book value of secured debt	$6,116,105	$2,353,279

(1)	Costs incurred in connection with our secured debt agreements are recorded on our balance sheet when paid and recognized as a component of interest expense over the life of each related agreement.

Revolving Repurchase Facilities

During the year ended December 31, 2015, we entered into one new revolving repurchase facility agreement and increased the maximum facility size of five of our revolving repurchase facilities, providing an additional $1.5 billion of credit capacity. The following table details our revolving repurchase facilities as of December 31, 2015 ($ in thousands):

	December 31, 2015
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo(4)	$1,172,000	$1,044,860	$817,562	$685,485	$132,077
Bank of America	750,000	840,884	665,861	618,944	46,917
JP Morgan(5)	787,047	864,630	689,705	596,533	93,172
Citibank(6)	537,500	604,781	461,532	370,194	91,338
MetLife	750,000	593,273	462,849	324,587	138,262
Morgan Stanley(7)	370,400	273,280	212,050	209,038	3,012
Société Générale(8)	437,320	67,416	53,933	53,933	—

	$4,804,267	$4,289,124	$3,363,492	$2,858,714	$504,778

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

(4)	The Wells Fargo maximum facility size is composed of a $1.0 billion facility and $172.0 million related solely to a specific asset with a repurchase date of July 30, 2016.
(5)

The JP Morgan maximum facility size is composed of a $250.0 million facility, a £153.0 million ($226.7 million) facility, $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018, and additional capacity of £32.3 million ($47.8 million) on the £153.0 million facility to be depleted as pledged assets repay.

(6)	The Citibank maximum facility size was composed of a $500.0 million facility and $37.5 million related solely to a specific asset with a repurchase date of October 9, 2017.
(7)	The Morgan Stanley maximum facility size represents a £250.0 million ($370.4 million) facility.
(8)	The Société Générale maximum facility size represents a €400.0 million ($437.3 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.5 billion for the year ended December 31, 2015. As of December 31, 2015, we had aggregate borrowings of $2.9 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.04% per annum, and a weighted-average advance rate of 79.14%. As of December 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

The weighted-average outstanding balance of our revolving repurchase facilities was $1.4 billion for the year ended December 31, 2014. As of December 31, 2014, we had aggregated borrowings of $2.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum, and a weighted-average advance rate of 78.13%. As of December 31, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.8 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of December 31, 2015, this facility provided for $3.3 billion of financing, of which $3.2 billion was outstanding and an additional $142.6 million was available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of December 31, 2015, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. As of December 31, 2015, we had outstanding asset-specific borrowings of $3.1 billion under the GE portfolio acquisition facility.

Sequential Pay Advance

The GE portfolio acquisition facility also includes a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. Borrowings under the sequential pay advance accrue interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance is denominated in U.S. Dollars and will be repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each have a maturity date that is one year from the date of funding, and we guarantee 100% of outstanding borrowings of the sequential pay advance. As of December 31, 2015, we had outstanding sequential pay advance borrowings of $40.7 million under the GE portfolio acquisition facility.

Asset-Specific Repurchase Agreements

During the year ended December 31, 2015, we entered into one asset-specific repurchase agreement providing an additional $103.1 million of credit capacity. The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	December 31, 2015		December 31, 2014
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	2	2	3	4
Principal balance	$111,746	$154,192	$324,553	$429,197
Book value	$111,061	$153,542	$321,347	$425,680
Weighted-average cash coupon(1)	L+2.52%	L+5.27%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+2.88%	L+5.83%	L+3.16%	L+5.53%

(1)	These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, cost / all-in yield includes the amortization of deferred origination fees / financing costs.

Refer to Note 6 to our consolidated financial statements for additional terms and details of our secured financings, including certain financial covenants.

Loan Participations Sold

During the year ended December 31, 2015, we sold one senior loan participation, providing an additional $256.0 million of credit capacity. The following table details statistics for our loan participations sold ($ in thousands):

	December 31, 2015		December 31, 2014
	Participations Sold(1)	Underlying Loans	Participations Sold(1)	Underlying Loans
Number of loans	3	3	4	4
Principal balance(2)	$498,992	$608,554	$499,433	$635,701
Book value(2)	$497,032	$604,321	$496,080	$628,745
Weighted-average cash coupon(3)	L+2.38%	L+3.93%	L+2.51%	L+4.10%
Weighted-average cost / all-in yield(3)	L+2.49%	L+4.15%	L+2.71%	L+4.71%

(1)

During the years ended December 31, 2015 and 2014, we recorded $18.3 million and $12.4 million, respectively, of interest expense related to our loan participations sold, of which $16.9 million and $11.7 million, respectively, was paid in cash.

(2)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $2.0 million and $3.4 million as of December 31, 2015 and 2014, respectively.
(3)

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

Refer to Note 7 to our consolidated financial statements for additional terms and details of our participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and our results of operations. During the year ended December 31, 2015, we facilitated the syndication of four such non-consolidated senior interests, totaling $1.3 billion. Fundings under these non-consolidated senior interests totaled $1.1 billion during the year ended December 31, 2015. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2015 ($ in thousands):

	December 31, 2015
	Total Loan	Non-Consolidated Senior Interest	Subordinate Interest
Number of loans	4	4	4
Principal balance	$1,272,610	$1,039,765	$232,845
Weighted-average cash coupon(1)	4.61%	2.90%	12.25%
Weighted-average all-in yield(1)	5.50%	3.87%	12.80%

(1)

In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2014 ($ in thousands):

	December 31, 2014
	Total Loan	Non-Consolidated Senior Interest	Subordinate Interest
Number of loans	1	1	1
Principal balance	$144,354	$110,388	$33,966
Cash coupon	L+5.25%	L+3.00%	L+12.56%
All-in yield(1)	L+5.21%	L+3.00%	L+12.35%

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2015, 78% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2015, the remaining 22% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of December 31, 2015 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$5,985,176	£530,527	€132,699	C$	252,470
Floating rate debt(1)(2)	(5,159,251)	(438,689)	(259,385)		(620,865)

Net floating rate exposure(3)	$825,925	£91,838	€(126,686)	C$	(368,395)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements and loan participations sold.
(3)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, €152.7 million, and C$483.3 million to limit our exposure to increases in interest rates.

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

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

CT Legacy Portfolio

As of December 31, 2015, our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners, LLC and (ii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the year ended December 31, 2015 we recognized (i) $22.0 million of gain on investments at fair value, (ii) $11.8 million of income from equity investments in unconsolidated subsidiaries, (iii) $7.9 million of general and administrative expenses, and (iv) $15.1 million of net income attributable to non-controlling interest related to our CT Legacy Portfolio. In addition, we received $30.8 million of distributions related to assets in the CT Legacy Portfolio.

III. Our Results of Operations

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Year Ended December 31,		2015 vs 2014	Year Ended December 31,		2014 vs 2013
	2015	2014		$2014	2013	$
Income from loans and other investments
Interest and related income	$410,635	$184,766	$225,869	$184,766	$53,164	$131,602
Less: Interest and related expenses	152,416	69,143	83,273	69,143	18,017	51,126

Income from loans and other investments, net	258,219	115,623	142,596	115,623	35,147	80,476
Other expenses
Management and incentive fees	42,886	19,491	23,395	19,491	5,937	13,554
General and administrative expenses	36,709	27,799	8,910	27,799	11,505	16,294

Total other expenses	79,595	47,290	32,305	47,290	17,442	29,848
Impairments, provisions, and valuation adjustments	21,967	13,258	8,709	13,258	8,676	4,582
Loss on deconsolidation of subsidiary	—	(8,615)	8,615	(8,615)	—	(8,615)
Income from equity investments in unconsolidated subsidiaries	11,798	28,036	(16,238)	28,036	—	28,036
Other income	—	—	—	—	38	(38)

Income before income taxes	212,389	101,012	111,377	101,012	26,419	74,593
Income tax provision	504	518	(14)	518	995	(477)

Net income	211,885	100,494	111,391	100,494	25,424	75,070

Net income attributable to non-controlling interests	(15,056)	(10,449)	(4,607)	(10,449)	(10,392)	(57)

Net income attributable to Blackstone Mortgage Trust, Inc.	$196,829	$90,045	$106,784	$90,045	$15,032	$75,013

Net income per share – basic and diluted	$2.41	$1.86	$0.55	$1.86	$0.81	$1.05
Dividends per share	$2.28	$1.98	$0.30	$1.98	$0.72	$1.26

Income from loans and other investments, net

Income from loans and other investments, net increased by $142.6 million during 2015 compared to 2014. The increase was primarily due to the increase in the principal balance of our loan portfolio, which increased by

$4.6 billion as of December 31, 2015 compared with December 31, 2014. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $3.8 billion as of December 31, 2015 compared with December 31, 2014.

Income from loans and other investments, net increased by $80.5 million during 2014 compared to 2013. The increase was primarily due to the increase in the principal balance of our loan portfolio, which increased by $2.4 billion as of December 31, 2014 compared with December 31, 2013. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $1.3 billion as of December 31, 2014 compared with December 31, 2013.

Other expenses

Other expenses are comprised of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $32.3 million during 2015 compared to 2014 due to (i) an increase of $14.4 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (ii) $9.6 million of transaction costs related the GE loan portfolio acquisition, (iii) an increase of $9.0 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before incentive fees) exceeding the performance hurdle, (iv) $5.0 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (v) $1.0 million of additional general operating expenses. These were partially offset by a decrease of $6.7 million of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Other expenses increased by $29.8 million during 2014 compared to 2013 due to (i) an increase of $11.9 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock, (ii) an increase of $1.7 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before incentive fees) exceeding the performance hurdle (iii) an increase of $9.3 million of compensation expenses associated with our CT Legacy Portfolio incentive plans, and (iv) $6.9 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.

Impairments, provisions, and valuation adjustments

During 2015, we recognized $22.0 million of net gains on investments held by CT Legacy Partners compared to $13.3 million during 2014. During 2013, we recognized (i) $7.4 million of net gains on investments held by CT Legacy Partners and (ii) a $1.3 million positive valuation adjustment on a loan classified as held-for-sale.

Income from equity investments in unconsolidated subsidiaries

During 2015, we recognized $11.8 million of promote income from CTOPI compared to $28.0 million during the 2014. No such income was recognized during 2013.

Net income attributable to non-controlling interests

During 2015, we recognized $15.1 million of net income attributable to non-controlling interests compared with $10.4 million during both 2014 and 2013. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. The increase in income attributable to non-controlling interests recognized in 2015 is primarily a result of the increase of $8.7 million of gain on investments at fair value recognized by CT Legacy Partners during 2015.

Dividends per share

During 2015, we declared aggregate dividends of $2.28 per share, or $194.8 million. During 2014, we declared aggregate dividends of $1.98 per share, or $101.3 million. During 2013, we declared aggregate dividends of $0.72 per share, or $21.1 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of December 31, 2015, we had 93,843,847 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $6.1 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of December 31, 2015, our secured debt agreements consisted of revolving repurchase facilities with an outstanding balance of $2.9 billion, the GE portfolio acquisition facility with an outstanding balance of $3.2 billion, and $111.7 million of asset-specific repurchase agreements. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of December 31, 2015 we had $499.0 million of loan participations sold and $1.0 billion of non-consolidated senior interests.

See Notes 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$96,450	$51,810
Available borrowings under revolving repurchase facilities	504,778	384,567

	$601,228	$436,377

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2013, we filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, that is effective for a term of three years and will expire in July 2016. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii) preferred stock; (iii) debt securities; (iv) depositary shares representing preferred stock; (v) warrants; (vi) subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to an aggregate of $200.0 million of our class A common stock. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $6.1 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our $700.7 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2015 were as follows ($ in thousands):

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Unfunded loan commitments(1)	$700,658	$253,811	$380,338	$66,509	$—
Secured debt agreements(2)(3)	6,369,475	2,369,539	3,483,202	516,734	—
Loan participations sold(3)(4)	537,928	148,042	21,211	368,675	—
Convertible notes, net	200,046	9,937	190,109	—	—

Total	$7,808,107	$2,781,329	$4,074,860	$951,918	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our revolving repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. Includes the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our revolving repurchase facilities and the interest rates in effect as of December 31, 2015 will remain constant into the future; this is only an estimate, as actual amounts borrowed and rates will vary over time.

(3)

Assumes repayment date based on initial maturity of each instrument. Future interest payment obligations are determined using the relevant benchmark rates in effect as of December 31, 2015, as applicable.

(4)

Loan participations sold represent senior interests in certain loans that we sold, but do not qualify as sales under GAAP. These participations are non-recourse and the obligation to pay principal and interest on these liabilities is solely based on the performance of the related loan obligation, except in one instance where we entered into a related guarantee agreement for $35.6 million.

We are also required to settle our foreign currency forward contracts with our derivative counterparties upon maturity which, depending on foreign exchange rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 9 to our consolidated financial statement for details regarding our derivative contracts.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 11 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2015	2014	2013
Cash flows from operating activities	$171,394	$80,637	$28,669
Cash flows from investing activities	(4,820,985)	(2,412,896)	(1,782,491)
Cash flows from financing activities	4,694,118	2,333,936	1,790,718

Net increase in cash and cash equivalents	$44,527	$1,677	$36,896

We experienced a net increase in cash of $44.5 million for the year ended December 31, 2015, compared to a net increase of $1.7 million for the year ended December 31, 2014. During 2015, we (i) borrowed a net $3.9 billion under our secured debt agreements, (ii) generated $1.0 billion of net proceeds from the sale of our class A common stock, (iii) received $2.3 billion of proceeds from loan principal collections, and (iv) sold $256.0 million of loan participations. We used the proceeds from our debt and equity financing activities to purchase and originate $7.2 billion of new loans during 2015.

We experienced a net increase in cash of $1.7 million for the year ended December 31, 2014, compared to a net increase of $36.9 million for the year ended December 31, 2013. During 2014, we (i) borrowed a net $1.2 billion under our repurchase facilities, (ii) generated $766.1 million of net proceeds from the sale of our class A common stock, (iii) received $620.4 million of proceeds from loan sales and principal collections, and (iv) and sold $494.3 million of loan participations. We used the proceeds from our debt and equity financing activities to originate $3.1 billion of new loans during 2014.

Refer to Notes 6 and 7 to our consolidated financial statements for additional discussion of our secured debt obligations and participations sold. Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2015 and 2014, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2015, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Refer to Note 2 to our consolidated financial statements for the complete listing and description of our Significant Accounting Policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2015 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
1	Senior loan	6/11/2015	$338.6	$338.6	$339.6	4.89	%(6)	4.93	%(6)	4/30/2019	Diversified-US	MHC	78%	2
2	Senior loan	6/23/2015	304.7	304.7	306.2	5.29	%(6)	5.43	%(6)	6/30/2016	Diversified-US	MHC	60%	2
3	Senior loan	5/22/2014	296.3	296.3	293.2	L + 4.00%		L + 4.34%		5/22/2019	U.K.	Hotel	57%	1
4	Senior loan	5/1/2015	320.3	294.5	292.1	L + 3.45%		L + 3.83%		5/1/2020	NY	Office	68%	3
5	Senior loan	1/7/2015	315.0	274.9	272.6	L + 3.50%		L + 3.88%		1/9/2020	NY	Office	53%	2
6	Senior loan	6/4/2015	251.8	249.1	251.5	5.55	%(6)	5.57	%(6)	2/9/2019	Canada	Hotel	54%	2
7	Senior loan	6/23/2015	229.5	211.3	210.2	L + 3.65%		L + 3.76%		10/1/2020	D.C.	Office	72%	2
8	Senior loan	6/11/2015	205.1	205.1	206.0	4.78	%(6)	4.92	%(6)	6/30/2016	Diversified-US	MHC	65%	2
9	Senior loan	6/23/2015	205.4	205.4	205.0	5.38%		5.50%		1/18/2017	Germany	Retail	53%	2
10	Senior loan	3/4/2015	170.0	170.0	170.0	L + 4.25%		L + 4.25%		3/9/2017	WA	Office	64%	1
11	Senior loan	12/9/2014	210.7	167.1	166.4	L + 3.80%		L + 4.31%		12/9/2019	Diversified-US	Office	65%	2
12	Senior loan	7/31/2014	215.0	165.7	165.2	L + 3.50%		L + 4.09%		8/9/2019	IL	Office	70%	2
13	Senior loan	2/25/2014	166.0	166.0	165.2	L + 4.40%		L + 4.82%		3/9/2019	Diversified-US	Hotel	49%	2
14	Senior loan	11/20/2014	142.2	142.2	141.1	L + 3.40%		L + 3.62%		11/20/2019	U.K.	Hotel	62%	2
15	Senior loan	12/17/2013	139.6	139.6	139.6	L + 4.75%		L + 5.27%		1/9/2019	NY	Office	70%	2
16	Senior loan	1/30/2014	133.5	133.3	132.8	L + 4.30%		L + 4.63%		12/1/2017	NY	Hotel	38%	2
17	Senior loan	10/30/2013	128.6	128.6	128.4	L + 4.38%		L + 4.62%		11/9/2018	CA	Hotel	71%	2
18	Senior loan	6/23/2015	125.0	125.0	125.5	L + 3.65%		L + 3.64%		11/30/2018	Diversified-US	Hotel	83%	3
19	Senior loan	9/22/2015	122.0	122.0	121.1	L + 3.40%		L + 4.28%		11/9/2019	NY	Multi	74%	2
20	Senior loan	6/23/2015	118.6	118.6	120.3	L + 3.30%		L + 3.37%		11/1/2016	Diversified-US	Other	57%	3
21	Senior loan	5/28/2015	113.3	113.3	113.0	L + 4.75%		L + 4.85%		8/31/2017	Diversified-US	Office	86%	4
22	Senior loan	8/28/2014	125.0	103.4	103.1	L + 4.35%		L + 4.66%		12/9/2018	NY	Office	78%	3
23	Senior loan	3/4/2014	115.6	102.0	101.5	L + 4.00%		L + 4.76%		3/4/2018	U.K.	Office	50%	2
24	Senior loan	6/23/2015	100.0	100.0	99.7	L + 3.55%		L + 3.62%		7/31/2019	NY	Hotel	59%	3
25	Senior loan	2/20/2014	100.0	100.0	99.4	L + 4.40%		L + 4.94%		3/9/2019	NY	Office	68%	2
26	Senior loan	6/24/2015	100.0	100.0	99.3	L + 3.50%		L + 3.86%		12/1/2019	VA	Office	43%	2
27	Senior loan	3/12/2015	101.2	99.4	98.7	L + 3.25%		L + 3.61%		3/11/2020	CA	Office	66%	1
28	Senior loan	9/30/2013	113.5	98.3	98.3	L + 3.94%		L + 4.82%		9/30/2020	NY	Multi	67%	2
29	Mezzanine loan(5)	8/6/2015	97.0	97.0	96.3	12.22%		12.38%		10/29/2022	U.K.	Other	72%	3
30	Senior loan	6/30/2015	88.3	88.3	88.1	5.69	%(6)	5.79	%(6)	11/30/2017	Diversified-US	MHC	56%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
31	Senior loan	6/23/2015	97.4	87.9	87.6	L + 3.40%		L + 3.50%		7/31/2019	VA	Office	75%	3
32	Senior loan	10/7/2015	92.5	87.5	86.6	L + 3.50%		L + 4.05%		10/9/2020	CA	Office	68%	2
33	Senior loan	11/17/2014	102.6	84.7	84.0	L + 5.50%		L + 5.84%		12/9/2019	Canada	Office	53%	3
34	Senior loan	10/28/2014	85.0	81.9	81.4	L + 3.75%		L + 4.12%		11/9/2019	NY	Retail	78%	2
35	Senior loan	2/18/2015	89.9	81.8	81.3	L + 3.75%		L + 4.30%		3/9/2020	CA	Office	71%	2
36	Senior loan	5/16/2014	86.8	81.0	80.7	L + 3.85%		L + 4.15%		6/9/2019	FL	Office	74%	3
37	Senior loan	6/24/2015	107.3	81.6	80.7	L + 4.25%		L + 4.72%		7/9/2020	HI	Hotel	67%	2
38	Senior loan	5/20/2014	82.0	80.0	79.8	L + 4.00%		L + 4.54%		6/9/2019	D.C.	Office	79%	2
39	Senior loan	12/18/2015	80.0	80.0	79.5	L + 4.15%		L + 4.47%		1/9/2021	NY	Hotel	67%	3
40	Senior loan	5/22/2014	93.7	79.4	78.9	L + 4.50%		L + 4.89%		6/15/2019	CA	Office	67%	2
41	Senior loan	7/11/2014	82.2	76.0	75.6	L + 3.65%		L + 4.03%		8/9/2019	IL	Office	64%	2
42	Senior loan	8/8/2013	73.4	73.4	73.3	L + 4.50%		L + 4.35%		6/10/2016	NY	Office	68%	2
43	Senior loan	6/4/2015	74.9	71.8	72.5	5.04	%(6)	5.05	%(6)	3/28/2019	Canada	Retail	74%	3
44	Senior loan	6/5/2014	72.6	72.6	72.2	L + 4.50%		L + 4.90%		6/5/2019	U.K.	Retail	80%	2
45	Senior loan	6/11/2015	74.9	69.8	69.7	L + 3.50%		L + 3.55%		11/30/2018	TX	Office	50%	2
46	Senior loan	7/26/2013	81.8	69.5	69.5	L + 5.00%		L + 5.82%		8/9/2018	VA	Office	72%	2
47	Mezzanine loan(5)	5/15/2015	100.0	70.2	69.5	L + 12.83%		L + 13.46%		5/15/2020	FL	Retail	36%	2
48	Senior loan	6/23/2015	69.3	68.1	68.2	4.89	%(6)	4.93	%(6)	8/31/2020	FL	MHC	69%	2
49	Senior loan	9/8/2014	67.4	67.4	66.7	L + 4.00%		L + 4.44%		11/20/2019	Spain	Retail	70%	2
50	Senior loan	5/20/2015	71.0	64.9	65.1	L + 4.15%		L + 4.17%		5/31/2018	Diversified-US	Office	62%	2
51	Senior loan	5/1/2015	83.4	64.7	64.1	L + 3.95%		L + 4.41%		5/9/2020	MD	Hotel	67%	2
52	Senior loan	6/4/2015	63.0	63.0	62.9	L + 3.25%		L + 3.35%		7/6/2017	U.K.	Retail	55%	1
53	Senior loan	6/11/2015	70.4	61.9	61.8	4.70	%(6)	4.83	%(6)	10/31/2018	FL	MHC	63%	3
54	Senior loan	3/11/2014	65.0	60.6	60.4	L + 4.50%		L + 4.92%		4/9/2019	NY	Multi	65%	3
55	Senior loan	6/23/2015	69.1	59.1	58.9	L + 3.75%		L + 3.84%		8/31/2019	NY	Condo	50%	2
56	Senior loan	1/13/2014	60.0	60.0	58.1	L + 3.45%		L + 4.89%		6/9/2020	NY	Office	53%	2
57	Senior loan	5/28/2015	63.2	55.4	55.6	L + 3.50%		L + 3.53%		12/31/2018	CA	Office	74%	3
58	Mezzanine loan(5)	6/30/2015	66.0	56.1	55.0	L + 10.75%		L + 11.70%		7/9/2020	CA	Condo	66%	3
59	Senior loan	6/27/2013	52.1	52.1	52.1	L + 3.85%		L + 4.01%		7/9/2018	GA	Multi	75%	2
60	Senior loan	5/20/2015	54.0	51.7	51.8	L + 3.50%		L + 3.54%		12/31/2018	IL	Office	67%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
61	Senior loan	10/6/2014	60.0	51.0	50.6	L + 4.15%		L + 4.56%		10/9/2019	NY	Hotel	65%	2
62	Senior loan	9/4/2013	51.8	50.6	50.5	L + 3.85%		L + 4.68%		9/10/2018	Diversified-US	Multi	76%	2
63	Senior loan	4/1/2014	50.0	50.0	49.9	L + 4.20%		L + 4.73%		4/9/2019	HI	Hotel	69%	2
64	Senior loan	2/27/2015	71.0	50.2	49.7	L + 3.50%		L + 4.00%		2/26/2020	IL	Office	64%	2
65	Senior loan	7/12/2013	50.0	50.0	49.7	L + 3.85%		L + 4.06%		8/9/2018	IL	Office	68%	2
66	Senior loan	9/9/2014	56.0	49.4	49.2	L + 4.00%		L + 4.31%		9/9/2019	FL	Office	71%	2
67	Senior loan	12/30/2013	51.0	48.8	48.7	L + 4.50%		L + 4.69%		1/9/2019	AZ	Office	67%	2
68	Senior loan	5/20/2015	58.0	47.1	47.0	5.23	%(6)	5.29	%(6)	6/30/2019	NC	Office	71%	3
69	Senior loan	7/2/2013	50.0	46.3	46.2	L + 4.25%		L + 4.64%		7/10/2018	CO	Hotel	69%	2
70	Senior loan	5/28/2015	49.0	44.8	45.0	5.38	%(6)	5.44	%(6)	2/28/2018	CA	Office	66%	3
71	Senior loan	12/19/2014	44.0	44.0	43.9	L + 4.25%		L + 4.94%		1/9/2017	NY	Multi	50%	2
72	Senior loan	3/26/2014	43.3	42.9	42.7	L + 4.30%		L + 4.70%		4/9/2019	CA	Office	71%	2
73	Senior loan	8/8/2013	43.5	42.4	42.4	L + 4.25%		L + 4.73%		8/10/2018	MD	Hotel	61%	1
74	Senior loan	6/11/2015	41.4	41.2	41.4	4.98	%(6)	5.01	%(6)	9/30/2020	Diversified-US	MHC	79%	3
75	Senior loan	9/26/2014	51.0	40.1	39.9	L + 4.00%		L + 4.67%		10/9/2019	TX	Office	70%	3
76	Senior loan	6/12/2014	40.0	40.0	39.6	L + 4.00%		L + 6.14%		6/30/2018	CA	Office	44%	3
77	Senior loan	7/23/2014	80.0	40.1	39.2	L + 5.00%		L + 5.83%		8/9/2019	GA	Office	43%	3
78	Senior loan	6/4/2015	45.1	39.0	39.1	5.36	%(6)	5.58	%(6)	4/30/2016	Canada	Hotel	64%	2
79	Senior loan	11/28/2013	69.6	39.6	38.8	L + 4.38%		L + 5.75%		11/27/2018	U.K.	Office	68%	2
80	Senior loan	5/20/2015	42.7	38.5	38.7	5.00	%(6)	5.03	%(6)	10/31/2018	Diversified-US	Office	66%	2
81	Senior loan	10/22/2015	38.5	38.5	38.2	L + 4.50%		L + 5.03%		10/22/2018	U.K.	Office	70%	3
82	Senior loan	5/28/2015	37.9	37.9	38.0	5.90	%(6)	5.92	%(6)	3/6/2017	GA	Office	48%	2
83	Senior loan	5/28/2015	38.0	38.0	37.5	L + 3.90%		L + 4.40%		6/30/2018	TX	Hotel	45%	2
84	Senior loan	11/19/2015	50.0	36.7	36.5	L + 4.00%		L + 4.42%		10/9/2018	NY	Office	57%	3
85	Senior loan	8/25/2015	43.8	36.8	36.4	L + 4.50%		L + 5.13%		9/9/2018	CA	Office	46%	3
86	Senior loan	6/26/2015	42.1	36.3	36.0	L + 3.75%		L + 4.36%		7/9/2020	CA	Office	73%	2
87	Senior loan	6/11/2015	35.5	35.5	35.6	4.70	%(6)	4.74	%(6)	7/31/2019	FL	MHC	80%	3
88	Senior loan	6/11/2015	34.9	34.9	35.0	5.34%		5.37%		5/31/2020	Diversified-US	MHC	65%	2
89	Senior loan	5/20/2015	38.5	33.6	33.4	4.68	%(6)	5.03	%(6)	1/31/2019	CA	Office	59%	2
90	Senior loan	6/23/2015	32.6	32.6	32.3	4.90%		5.21%		8/26/2025	GA	Multi	72%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
91	Senior loan	5/20/2015	36.5	32.0	31.8	L + 3.60%		L + 3.79%		7/11/2019	CA	Office	46%	1
92	Senior loan	6/4/2015	31.8	31.8	31.4	L + 3.75%		L + 4.36%		4/26/2017	U.K.	Retail	56%	1
93	Senior loan	5/20/2015	37.0	31.5	31.3	4.42	%(6)	4.69	%(6)	4/30/2019	WA	Multi	74%	1
94	Senior loan	6/18/2014	30.6	30.6	30.3	L + 4.00%		L + 4.46%		7/20/2019	Netherlands	Office	69%	2
95	Senior loan	9/27/2013	29.7	29.3	29.2	L + 3.85%		L + 4.22%		10/10/2018	Diversified-US	Multi	76%	1
96	Senior loan	4/17/2015	29.5	29.5	29.2	L + 4.50%		L + 4.95%		4/20/2020	Netherlands	Hotel	71%	3
97	Senior loan	6/11/2015	29.1	29.1	29.1	L + 5.00%		L + 5.08%		11/30/2017	Diversified-US	Other	53%	2
98	Senior loan	4/4/2014	30.7	29.0	28.9	L + 4.25%		L + 4.66%		4/9/2019	CA	Office	66%	2
99	Senior loan	5/28/2015	32.2	27.8	27.6	L + 4.35%		L + 4.82%		12/31/2017	CA	Office	48%	2
100	Senior loan	6/23/2015	26.7	26.7	26.4	6.29%		6.94%		5/18/2017	U.K.	Office	40%	2
101	Senior loan	2/28/2014	26.0	26.0	25.9	L + 4.00%		L + 4.27%		3/9/2019	AZ	Other	69%	2
102	Senior loan	6/11/2015	26.0	26.0	25.8	5.20	%(6)	5.45	%(6)	11/30/2020	FL	MHC	75%	3
103	Senior loan	6/4/2015	25.8	25.8	25.5	5.97%		6.56%		7/1/2017	Canada	MHC	49%	1
104	Senior loan	5/20/2015	25.6	25.6	25.4	L + 3.65%		L + 4.31%		7/1/2016	TX	Other	63%	2
105	Senior loan	9/23/2014	25.0	25.0	25.0	L + 3.75%		L + 7.33%		10/1/2017	NY	Condo	48%	3
106	Senior loan	5/28/2015	52.0	25.0	24.8	L + 4.00%		L + 4.25%		6/30/2018	CA	Office	53%	3
107	Senior loan	5/28/2015	26.3	24.5	24.3	L + 4.25%		L + 4.85%		3/31/2017	CA	Office	59%	3
108	Senior loan	6/11/2015	24.5	24.5	24.3	5.29	%(6)	5.55	%(6)	11/30/2020	FL	MHC	70%	2
109	Senior loan	6/11/2015	23.4	23.4	23.2	4.63	%(6)	4.96	%(6)	4/30/2019	SC	MHC	72%	2
110	Senior loan	5/20/2015	21.4	21.4	21.3	4.96%		5.23%		9/30/2018	AZ	Multi	73%	2
111	Senior loan	5/28/2015	21.1	21.1	21.0	L + 3.95%		L + 4.23%		3/31/2019	PA	Hotel	71%	2
112	Senior loan	6/11/2015	18.6	18.6	18.5	4.68	%(6)	4.94	%(6)	11/30/2020	FL	MHC	51%	2
113	Senior loan	6/4/2015	19.9	17.5	17.3	L + 3.50%		L + 3.99%		7/17/2019	Germany	Office	67%	2
114	Senior loan	6/4/2015	16.9	16.9	16.7	4.63%		5.25%		3/1/2017	Canada	Other	59%	2
115	Senior loan	6/11/2015	18.3	16.4	16.3	L + 3.65%		L + 4.01%		10/31/2018	Canada	MHC	65%	3
116	Senior loan	7/17/2013	17.0	16.3	16.2	L + 4.50%		L + 5.22%		7/16/2017	NY	Retail	69%	2
117	Senior loan	6/4/2015	16.1	15.9	15.8	4.44	%(6)	4.82	%(6)	12/23/2018	Canada	Office	45%	2
118	Senior loan	5/28/2015	17.2	15.7	15.6	L + 3.70%		L + 4.00%		8/31/2019	NM	Hotel	51%	1
119	Senior loan	6/11/2015	15.7	15.7	15.6	4.84	%(6)	5.08	%(6)	4/30/2021	FL	MHC	71%	3
120	Senior loan	6/23/2015	15.5	15.5	15.6	5.87%		7.57%		1/29/2016	Diversified-US	MHC	72%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Geographic Location	Property Type	Origination LTV(2)	Risk Rating
121	Senior loan	6/11/2015	15.0	15.0	14.9	5.29	%(6)	5.58	%(6)	9/30/2020	FL	MHC	64%	2
122	Senior loan	6/4/2015	13.5	13.5	13.4	5.45%		6.16%		10/1/2016	Canada	Other	50%	2
123	Senior loan	6/4/2015	13.1	13.1	13.2	6.22%		6.87%		9/7/2016	Canada	Other	61%	2
124	Senior loan	6/4/2015	14.5	12.6	13.1	L + 4.50%		L + 4.68%		12/1/2016	Canada	Office	58%	3
125	Mezzanine loan(5)	9/3/2015	25.0	9.5	9.1	L + 11.17%		L + 12.45%		9/2/2019	WA	Office	65%	2

			$9,809.1	$9,108.4	$9,077.0	4.84%		5.18%		3.1 yrs			64%	2.2

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date.
(3)

As of December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(4)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(5)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These mezzanine loan originations are therefore presented net of the related non-consolidated senior interests.

(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2015, 78% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2015, the remaining 22% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. The proportion of our loans with fixed rates increased from December 31, 2014 primarily as a result of the GE loan portfolio transaction. As of December 31, 2014, 100% of our loans by principal balance earned a floating rate of interest. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve month period following December 31, 2015, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Subject to Interest		25 Basis Point	25 Basis Point	50 Basis Point	50 Basis Point
Currency	Rate Sensitivity(1)		Increase	Decrease	Increase	Decrease
USD(2)	$5,985,176	Interest income	$14,593	$(13,970)	$29,220	$(22,713)
	(5,159,251)	Interest expense	(12,898)	12,898	(25,796)	22,159

		Total	$1,695	$(1,072)	$3,424	$(554)

GBP	$786,029	Interest income	$1,965	$(1,686)	$3,930	$(3,215)
	(649,962)	Interest expense	(1,625)	1,625	(3,250)	3,250

		Total	$340	$(61)	$680	$35

EUR	$145,080	Interest income	$173	$—	$535	$—
	(283,586)	Interest expense	(400)	120	(1,109)	241

		Total	$(227)	$120	$(574)	$241

CAD	$181,895	Interest income	$455	$(418)	$909	$(832)
	(447,309)	Interest expense	(1,118)	1,118	(2,237)	2,237

		Total	$(663)	$700	$(1,328)	$1,405

		Total	$1,145	$(313)	$2,202	$1,127

(1)	Represents the principal balance of our floating rate loans and the related floating rate liabilities used to finance them.
(2)	Assumes the benchmark rate will not decrease below zero.

Loan Portfolio Value

As of December 31, 2015, 22% of our loans by principal balance earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

Credit Risks

Our loans and investments are also subject to credit risk. The performance and value of our loans and investments depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our investment portfolios and is in regular contact with our borrowers in order to monitor the performance of the collateral and enforce our rights as necessary.

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

The following tables outline our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	December 31, 2015
Foreign currency assets	£614,024	€387,927	C$	783,813
Foreign currency liabilities	(438,168)	(259,625)		(620,387)
Foreign currency contracts – notional	(90,400)	(49,000)		(154,900)

Net exposure to exchange rate fluctuations	£85,456	€79,303	C$	8,526

	December 31, 2014
Foreign currency assets	£405,331	€101,137	C$	162,434
Foreign currency liabilities	(324,954)	(22,684)		(113,270)
Foreign currency contracts – notional	—	—		(48,400)

Net exposure to exchange rate fluctuations	£80,377	€78,453	C$	764

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $26.1 million and $14.0 million, respectively, as of December 31, 2015. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-41. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 17 to the consolidated financial statements.

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

Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2015, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2015, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2015, which is included herein.

ITEM 9B.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report which includes disclosures publicly filed by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., each of which may be considered an affiliate of Blackstone and therefore our affiliate.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the Company’s definitive proxy statement to be filed not later than April 30, 2016 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.1.d	Articles of Amendment (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

3.1.e	Articles of Amendment (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 7, 2013 and incorporated herein by reference)

3.1.f	Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 29, 2013 and incorporated herein by reference)

3.1.g	Articles of Amendment, dated April 13, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 13, 2015 and incorporated herein by reference)

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

4.3	Form of 5.25% Convertible Senior Note due 2018 (included as Exhibit A in Exhibit 4.2)

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

10.19

Memorandum of Designation and Understanding, dated as of April 10, 2015 by and among BRE Imagination Holdco LLC, Blackstone Real Estate Partners VIII L.P. and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.20

Letter Agreement, dated as of July 15, 2015 detailing certain amendments to the Purchase and Sale Agreement, dated as of April 10, 2015, by and among General Electric Capital Corporation and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2015 and incorporated herein by reference)

10.21

Master Repurchase Agreement, dated as of May 21, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.22

Joinder Agreement, dated as of September 23, 2013, by Parlex 1 Finance, LLC, Parlex 3 Finance LLC and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.23

Amendment No. 1 to Master Repurchase Agreement, dated as of September 23, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.24

Amendment No. 2 to Master Repurchase Agreement, dated as of June 30, 2014, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.25

Amendment No. 3 to Master Repurchase Agreement, dated as of March 27, 2015, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.26

Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.27

Amendment No. 1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.28

Amendment No. 2 to Guarantee Agreement, dated as of February 21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.29

Master Repurchase Agreement, dated as of June 12, 2013, by and between Citibank, N.A. and Parlex 2 Finance, LLC (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.30

First Amendment to Master Repurchase Agreement, dated as of July 26, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.31

Second Amendment to Master Repurchase Agreement, dated as of September 11, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.32

Third Amendment to Master Repurchase Agreement, dated as of November 20, 2013, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.33

Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.34

Fourth Amendment to Master Repurchase Agreement, dated as of January 31, 2014, by and between Citibank, N.A. and Parlex 2 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.35

Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.36

First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.37

Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.38

Master Repurchase Agreement, dated as of June 28, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.39

Amendment No. 1 to Master Repurchase Agreement, dated as of December 20, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.40

Amendment No. 2 to Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.41

Guarantee Agreement, dated as of June 28, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.42

Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.43

Master Repurchase Agreement, dated as of December 20, 2013, among JPMorgan Chase Bank, National Association and Parlex 4 UK Finco, LLC and Parlex 4 Finance, LLC (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.44

Amendment No. 1 to Master Repurchase Agreement, dated as of June 27, 2014, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, and JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.45

Amendment No. 2 to Master Repurchase Agreement, dated as of January 14, 2015, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, and JPMorgan Chase Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.46

Guarantee Agreement, dated as of December 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.47

Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.48

Master Repurchase and Securities Contract Agreement, dated as of March 3, 2014, among Parlex 6 UK Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.49

Parent Guaranty and Indemnity, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.50

Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.51

Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.52

Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.53

Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.54

Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.55

Third Amended and Restated Master Repurchase Securities Contract, dated as of June 30, 2015 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken Ont Finco, LLC, Parlex 5 Ken Eur Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.56

Amendment No. 1 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of July 10, 2015 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken Ont Finco, LLC, Parlex 5 Ken Eur Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2015 and incorporated herein by reference)

10.57	*

Amendment No. 2 to Third Amended and Restated Master Repurchase and Securities Contract, dated as of October 1, 2015 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken Ont Finco, LLC, Parlex 5 Ken Eur Finco, LLC and Wells Fargo Bank, National Association

10.58

Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.59

Master Repurchase Agreement, dated as of April 25, 2014, between 643 Single Family Finco 2014, LLC and Goldman Sachs Bank USA (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.60

Guaranty, dated as of April 25, 2014, made by Blackstone Mortgage Trust, Inc., in favor of Goldman Sachs Bank USA (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.61

Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.62

Amendment No. 1 to Master Repurchase Agreement, dated as of February 24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.63

Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.64

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference)

10.65

Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.66

Assignment and Assumption of Lease, dated as of December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings I L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.67

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

February 16, 2016	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 16, 2016 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 16, 2016 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal executive officer)

February 16, 2016 Date	/s/ Paul D. Quinlan Paul D. Quinlan Chief Financial Officer (Principal financial officer)

February 16, 2016 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Principal Accounting Officer (Principal accounting officer)

February 16, 2016 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 16, 2016 Date	/s/ Thomas E. Dobrowksi Thomas E. Dobrowski, Director

February 16, 2016 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 16, 2016 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 16, 2016 Date	/s/ Jonathan L. Pollack Jonathan L. Pollack, Director

February 16, 2016 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blackstone Mortgage Trust, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackstone Mortgage Trust, Inc. and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York

February 16, 2016

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$96,450	$51,810
Restricted cash	9,556	11,591
Loans receivable, net	9,077,007	4,428,500
Equity investments in unconsolidated subsidiaries	9,441	10,604
Other assets	184,119	70,208

Total Assets	$9,376,573	$4,572,713

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$93,679	$61,013
Secured debt agreements	6,116,105	2,353,279
Loan participations sold	497,032	496,080
Convertible notes, net	164,026	161,455

Total Liabilities	6,870,842	3,071,827

Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 93,702,326 and 58,269,889 shares issued and outstanding as of December 31, 2015 and 2014, respectively	937	583
Additional paid-in capital	3,070,200	2,027,404
Accumulated other comprehensive loss	(32,758)	(15,024)
Accumulated deficit	(545,791)	(547,592)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,492,588	1,465,371
Non-controlling interests	13,143	35,515

Total Equity	2,505,731	1,500,886

Total Liabilities and Equity	$9,376,573	$4,572,713

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2015	2014	2013
Income from loans and other investments
Interest and related income	$410,635	$184,766	$53,164
Less: Interest and related expenses	152,416	69,143	18,017

Income from loans and other investments, net	258,219	115,623	35,147
Other expenses
Management and incentive fees	42,886	19,491	5,937
General and administrative expenses	36,709	27,799	11,505

Total other expenses	79,595	47,290	17,442
Gain on investments at fair value	21,967	13,258	7,417
Income from equity investments in unconsolidated subsidiaries	11,798	28,036	—
Loss on deconsolidation of subsidiary	—	(8,615)	—
Valuation allowance on loans held-for-sale	—	—	1,259
Other income	—	—	38

Income before income taxes	212,389	101,012	26,419
Income tax provision	504	518	995

Net income	211,885	100,494	25,424

Net income attributable to non-controlling interests	(15,056)	(10,449)	(10,392)

Net income attributable to Blackstone Mortgage Trust, Inc.	$196,829	$90,045	$15,032

Net income per share of common stock basic and diluted	$2.41	$1.86	$0.81

Weighted-average shares of common stock outstanding, basic and diluted	81,740,227	48,394,478	18,520,052

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$211,885	$100,494	$25,424
Other comprehensive income
Unrealized (loss) gain on foreign currency remeasurement	(41,616)	(15,822)	798
Unrealized gain on derivative financial instruments	23,882	—	—

Other comprehensive (loss) income	(17,734)	(15,822)	798

Comprehensive income	194,151	84,672	26,222
Comprehensive income attributable to non-controlling interests	(15,056)	(10,449)	(10,392)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$179,095	$74,223	$15,830

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2012	$293	$609,002	$—	$(535,851)	$73,444	$80,009	$153,453
Shares of class A common stock issued, net	265	633,549	—	—	633,814	—	633,814
Adjustment to par value for reverse stock split and charter amendment	(263)	263	—	—	—	—	—
Restricted class A common stock earned	—	1,057	—	—	1,057	—	1,057
Issuance of convertible notes	—	8,826	—	—	8,826	—	8,826
Deferred directors’ compensation	—	289	—	—	289	—	289
Other comprehensive income	—	—	798	—	798	—	798
Consolidation of subsidiaries	—	—	—	5,727	5,727	6,235	11,962
Net income	—	—	—	15,032	15,032	10,392	25,424
Dividends declared on common stock	—	—	—	(21,078)	(21,078)	—	(21,078)
Contributions from non-controlling interests	—	—	—	—	—	15,000	15,000
Distributions to non-controlling interests	—	—	—	—	—	(72,795)	(72,795)

Balance at December 31, 2013	$295	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750

Shares of class A common stock issued, net	288	765,855	—	—	766,143	—	766,143
Restricted class A common stock earned	—	7,983	—	—	7,983	—	7,983
Dividends reinvested	—	205	—	(205)	—	—	—
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive income	—	—	(15,822)	—	(15,822)	—	(15,822)
Net income	—	—	—	90,045	90,045	10,449	100,494
Dividends declared on common stock	—	—	—	(101,262)	(101,262)	—	(101,262)
Distributions to non-controlling interests	—	—	—	—	—	(13,775)	(13,775)

Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886

Shares of class A common stock issued, net	354	1,029,186	—	—	1,029,540	—	1,029,540
Restricted class A common stock earned	—	12,960	—	—	12,960	—	12,960
Dividends reinvested	—	275	—	(259)	16	—	16
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive income	—	—	(17,734)	—	(17,734)	—	(17,734)
Net income	—	—	—	196,829	196,829	15,056	211,885
Dividends declared on common stock	—	—	—	(194,769)	(194,769)	—	(194,769)
Distributions to non-controlling interests	—	—	—	—	—	(37,428)	(37,428)

Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$ (545,791)	$2,492,588	$13,143	$2,505,731

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income	$211,885	$100,494	$25,424
Adjustments to reconcile net income to net cash provided by operating activities
Gain on investments at fair value	(21,967)	(13,258)	(7,417)
Income from equity investments in unconsolidated subsidiaries	(11,798)	(28,036)	—
Non-cash compensation expense	20,717	9,716	6,204
Distributions of income from unconsolidated subsidiaries	5,007	17,867	8,795
Amortization of deferred fees and other items on loans	(36,053)	(19,785)	(6,290)
Amortization of deferred financing costs and other items on debt obligations	20,708	9,900	4,935
Loss on deconsolidation of subsidiary	—	8,615	—
Valuation allowance on loans held-for-sale	—	—	(1,259)
Changes in assets and liabilities, net
Other assets	(22,385)	(13,166)	116
Accounts payable, accrued expenses, and other liabilities	5,280	8,290	(1,839)

Net cash provided by operating activities	171,394	80,637	28,669

Cash flows from investing activities
Origination and fundings of loans receivable	(7,204,487)	(3,067,263)	(2,327,913)
Principal collections and proceeds from the sale of loans receivable and other assets	2,347,966	620,413	508,718
Origination and exit fees received on loans receivable	33,501	35,449	25,402
Change in restricted cash	2,035	(1,495)	4,151
Distributions from equity investments	—	—	7,151

Net cash used in investing activities	(4,820,985)	(2,412,896)	(1,782,491)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from financing activities
Borrowings under secured debt agreements	$6,885,393	$3,196,939	$1,667,623
Repayments under secured debt agreements	(3,030,091)	(1,926,644)	(578,484)
Proceeds from sale of loan participations	256,000	494,306	90,000
Repayment of loan participations	(238,164)	(61,836)	—
Proceeds from issuance of convertible notes	—	—	168,415
Repayment and purchase of secured notes	—	—	(11,059)
Payment of deferred financing costs	(21,230)	(16,160)	(8,867)
Receipts (payments) under derivative financial instruments	17,076	—	(6,123)
Net proceeds from issuance of class A common stock	1,029,540	766,138	633,807
Dividends paid on class A common stock	(166,978)	(84,238)	(7,776)
Contributions from non-controlling interests	—	—	15,000
Distributions to non-controlling interests	(37,428)	(13,775)	(72,853)
Repayment of other liabilities	—	(20,794)	(98,965)

Net cash provided by financing activities	4,694,118	2,333,936	1,790,718

Net increase in cash and cash equivalents	44,527	1,677	36,896
Cash and cash equivalents at beginning of year	51,810	52,342	15,423
Effects of currency translation on cash and cash equivalents	113	(2,209)	23

Cash and cash equivalents at end of year	$96,450	$51,810	$52,342

Supplemental disclosure of cash flows information
Payments of interest	$(127,429)	$(55,174)	$(12,702)

(Payments) receipts of income taxes	$(125)	$(1,473)	$8

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,095)	$(30,357)	$(13,302)

Participations sold, net	$17,836	$432,470	$90,000

Deconsolidation (consolidation) of subsidiaries	$—	$8,615	$(38,913)

Loan principal payments held by servicer	$118,074	$—	$7,798

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

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

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

Certain reclassifications have been made in the presentation of the prior period consolidated financial statements to conform to the current period presentation.

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

As of both December 31, 2015 and 2014, we did not consolidate any VIEs.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Revenue Recognition

Interest income from our loans receivable is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.

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

On a quarterly basis, we also formally assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued. Changes in the fair value of the effective portion of our hedges are reflected in

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

accumulated other comprehensive income (loss) on our consolidated financial statements. Changes in the fair value of the ineffective portion of our hedges are included in net income. Amounts are reclassified out of accumulated other comprehensive income (loss) and into net income when the hedged item is either sold or substantially liquidated. To the extent a derivative does not qualify for hedge accounting and is deemed a freestanding derivative, the changes in its value are included in net income.

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

Deferred Financing Costs

The deferred financing costs that are included as a reduction in the net book value of the related liability on our consolidated balance sheets include issuance and other costs related to our debt obligations. These costs are amortized as interest expense using the effective interest method over the life of the related obligations.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash on deposit and in money market funds approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

•	Loans receivable, net: The fair values for these loans were estimated by our Manager based on discounted cash flow methodology taking into consideration factors, including capitalization rates,

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

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

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by the weighted-average number of shares of class A common stock, including restricted class A common stock and deferred stock units. Refer to Note 10 for additional discussion of earnings per share.

Foreign Currency

In the normal course of business, we enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

statements of operations. In addition, we consolidate entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated subsidiaries are recorded in other comprehensive income.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” or ASU 2015-03. ASU 2015-03 simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments presented in ASU 2015-03 are consistent with the accounting guidance related to debt discounts. We adopted ASU 2015-03 in the fourth quarter of 2015 and applied its provisions retrospectively. This resulted in the reclassification of unamortized deferred financing costs from other assets to reductions in secured debt agreements, loan participations sold, and convertible notes of $12.1 million, $3.4 million, and $398,000, respectively, on our consolidated balance sheet as of December 31, 2014. Other than this reclassification, the adoption of this standard did not have an impact on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” or ASU 2015-02. ASU 2015-02 amends the guidance related to accounting for the consolidation of certain legal entities. The modifications made in ASU 2015-02 impact limited partnerships and similar legal entities, the evaluation of (i) fees paid to a decision maker or a service provider as a variable interest, (ii) fee arrangements, and (iii) related parties on the primary beneficiary determination. ASU 2015-02 is effective for the first interim or annual period beginning after December 15, 2015. We adopted ASU 2015-02 in the second quarter of 2015 and the adoption of this standard did not have a material impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

3. LOANS RECEIVABLE

During the second quarter of 2015, we completed the acquisition of a $4.9 billion portfolio of commercial mortgage loans secured by properties located in North America and Europe from General Electric Capital Corporation, or GE, and certain of its affiliates and joint venture partnerships. During the year ended December 31, 2015, we originated and acquired $7.5 billion of loans, inclusive of the GE acquisition, and funded $221.1 million under existing loans.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2015 ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	92	33	125
Principal balance	$7,098,180	$2,010,181	$9,108,361
Net book value	$7,064,279	$2,012,728	$9,077,007
Unfunded loan commitments(1)	$696,276	$4,382	$700,658
Weighted-average cash coupon(2)	L+4.09%	5.63%	4.84%
Weighted-average all-in yield(2)	L+4.49%	5.78%	5.18%
Weighted-average maximum maturity (years)(3)	3.3	2.6	3.1

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2015, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, our loan portfolio was 100% comprised of floating rate loans. The following table details overall statistics for our loans receivable portfolio as of December 31, 2014 ($ in thousands):

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

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2013	$2,077,227	$(30,004)	$2,047,223
Loan originations, acquisitions, and fundings	3,067,263	—	3,067,263
Loan repayments	(591,246)	—	(591,246)
Unrealized (loss) gain on foreign currency translation	(52,801)	725	(52,076)
Deferred fees and other items(1)	—	(35,449)	(35,449)
Amortization of fees and other items(1)	—	19,785	19,785
Charge-offs(2)	(10,546)	10,546	—
Reclassification to other assets	(27,000)	—	(27,000)

December 31, 2014	$4,462,897	$(34,397)	$4,428,500

Loan originations, acquisitions, and fundings	7,203,145	—	7,203,145
Loan repayments	(2,407,920)	—	(2,407,920)
Unrealized (loss) gain on foreign currency translation	(149,761)	492	(149,269)
Deferred fees and other items(1)	—	(33,501)	(33,501)
Amortization of fees and other items(1)	—	36,052	36,052

December 31, 2015	$9,108,361	$(31,354)	$9,077,007

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.
(2)	Represents the charge off of a loan held by CT Legacy Partners that was fully reserved in a prior year.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	December 31, 2015		December 31, 2014
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior loans(1)	$8,847,044	97%	$4,340,586	98%
Subordinate loans(2)	229,963	3	87,914	2

	$9,077,007	100%	$4,428,500	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$4,039,521	45%	$1,878,605	42%
Hotel	1,903,544	21	1,267,486	29
Manufactured housing	1,361,572	15	—	—
Retail	684,944	8	270,812	6
Multifamily	580,112	6	426,094	10
Condominium	127,434	1	315,686	7
Other	379,880	4	269,817	6

	$9,077,007	100%	$4,428,500	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
United States
Northeast	$2,260,392	25%	$1,383,258	31%
Southeast	1,836,766	20	657,484	15
West	1,125,238	12	628,275	14
Southwest	1,035,839	11	405,741	9
Midwest	616,964	7	335,406	8
Northwest	390,307	4	138,796	3

Subtotal	7,265,506	79	3,548,960	80
International
United Kingdom	888,998	10	622,692	14
Canada	561,023	6	137,024	3
Germany	235,294	3	—	—
Spain	66,661	1	86,289	2
Netherlands	59,525	1	33,535	1

Subtotal	1,811,501	21	879,540	20

Total	$9,077,007	100%	$4,428,500	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes mezzanine loans and subordinate interests in mortgages.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	December 31, 2015			December 31, 2014
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1	12	$925,443	$919,991	5	$209,961	$209,112
2	77	5,948,922	5,929,447	44	3,339,972	3,313,906
3	35	2,120,713	2,114,531	11	912,964	905,482
4	1	113,283	113,038	—	—	—
5	—	—	—	—	—	—

	125	$9,108,361	$9,077,007	60	$4,462,897	$4,428,500

We did not have any impaired or nonaccrual loans as of December 31, 2015 or 2014. During the third quarter of 2015, one of the loans in our portfolio with a net book value of $113.0 million experienced a maturity default as a result of not meeting certain loan covenants. During the fourth quarter of 2015, the loan was modified to include, among other changes: a redetermination of asset release pricing; an additional borrower contribution of capital; and an extension of the maturity date to February 29, 2016. We are presently negotiating a longer term modification to provide the borrower with additional time to repay our loan from the sale of the collateral assets. As of December 31, 2015, the borrower is current with all terms of the loan and we expect to collect all contractual amounts due thereunder. We did not have any loans in maturity default as of December 31, 2014.

4. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of December 31, 2015 and 2014, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2013	$22,480
Distributions	(17,867)
Deferred income allocation(1)	5,991

Total as of December 31, 2014	$10,604

Distributions	(5,007)
Income allocation(1)	3,844

Total as of December 31, 2015	$9,441

(1)

In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of December 31, 2015, we had been allocated $9.4 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received or earned, pending distribution, and appropriate contingencies have been eliminated. We recognized promote income from CTOPI in respect of our carried interest of $11.8 million and $28.0 million during the years ended December 31, 2015 and 2014, respectively. We did not recognize promote income from CTOPI in respect of our carried interest in 2013. This carried interest was either received in cash, or was earned and available in cash at CTOPI pending future distribution as of each respective balance sheet date.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. Approximately 68% of the pool is two-thirds vested as of December 31, 2015, with the remainder contingent on continued employment with an affiliate of our Manager and upon our receipt of promote distributions from CTOPI. The remaining 32% of the pool is fully vested as a result of an acceleration event. We recognized $5.4 million and $12.9 million of expenses under the CTOPI incentive plan for the years ended December 31, 2015 and 2014, respectively. We did not incur expenses under the CTOPI incentive plan during 2013. These amounts were recognized as a component of general and administrative expenses in our consolidated statements of operations.

5. OTHER ASSETS

The following table details the components of our other assets ($ in thousands):

	December 31, 2015	December 31, 2014
Principal and interest payments held by servicer(1)	$123,160	$—
Accrued interest receivable	37,161	17,240
Real estate debt and equity investments, at fair value(2)	14,220	49,017
Prepaid expenses	890	948
Prepaid taxes	525	534
Other	8,163	2,469

Total	$184,119	$70,208

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)	Real estate debt and equity investments consists of assets held by CT Legacy Partners and are measured at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

6. SECURED DEBT AGREEMENTS

Our secured financings include revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific repurchase agreements. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2015	December 31, 2014
Revolving repurchase facilities	$2,858,714	$2,040,783
GE portfolio acquisition facility	3,161,291	—
Asset-specific repurchase agreements	111,746	324,553

Total secured debt agreements	$6,131,751	$2,365,336

Deferred financing costs(1)	(15,646)	(12,057)

Net book value of secured debt	$6,116,105	$2,353,279

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when paid and recognized as a component of interest expense over the life of each related agreement.

Revolving Repurchase Facilities

During the year ended December 31, 2015, we entered into one new revolving repurchase facility agreement and increased the maximum facility size of five of our revolving repurchase facilities, providing an additional $1.5 billion of credit capacity. The following table details our revolving repurchase facilities ($ in thousands):

	December 31, 2015
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo(4)	$1,172,000	$1,044,860	$817,562	$685,485	$132,077
Bank of America	750,000	840,884	665,861	618,944	46,917
JP Morgan(5)	787,047	864,630	689,705	596,533	93,172
Citibank(6)	537,500	604,781	461,532	370,194	91,338
MetLife	750,000	593,273	462,849	324,587	138,262
Morgan Stanley(7)	370,400	273,280	212,050	209,038	3,012
Société Générale(8)	437,320	67,416	53,933	53,933	—

	$4,804,267	$4,289,124	$3,363,492	$2,858,714	$504,778

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2014
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo(4)	$1,000,000	$747,256	$585,737	$484,365	$101,372
Citibank(6)	500,000	621,025	472,080	392,455	79,625
Bank of America	500,000	557,810	441,201	389,347	51,854
JP Morgan(5)	488,155	544,654	422,249	341,487	80,762
MetLife	500,000	476,499	366,902	305,889	61,013
Morgan Stanley(7)	389,050	174,297	137,181	127,240	9,941

	$3,377,205	$3,121,541	$2,425,350	$2,040,783	$384,567

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

(4)

The Wells Fargo maximum facility size is composed of a $1.0 billion facility and $172.0 million related solely to a specific asset with a repurchase date of July 30, 2016, compared to a $1.0 billion facility as of December 31, 2014.

(5)

As of December 31, 2015 the JP Morgan maximum facility size was composed of a $250.0 million facility, a £153.0 million ($226.7 million) facility, $262.5 million related solely to a specific asset with a repurchase date of January 9, 2018, and additional capacity of £32.3 million ($47.8 million) on the £153.0 million facility to be depleted as pledged assets repay, compared to a $250.0 million facility and a £153.0 million ($238.2 million) facility as of December 31, 2014.

(6)

As of December 31, 2015, the Citibank maximum facility size was composed of a $500.0 million facility and $37.5 million related solely to a specific asset with a repurchase date of October 9, 2017, compared to a $500.0 million facility as of December 31, 2014.

(7)	As of December 31, 2015 the Morgan Stanley maximum facility size represents a £250.0 million ($370.4 million) facility, compared to a £250.0 million ($389.1 million) facility as of December 31, 2014.
(8)	The Société Générale maximum facility size represents a €400.0 million ($437.3 million) facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.5 billion for the year ended December 31, 2015. As of December 31, 2015, we had aggregate borrowings of $2.9 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.04% per annum, and a weighted-average advance rate of 79.14%. As of December 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

The weighted-average outstanding balance of our revolving repurchase facilities was $1.4 billion for the year ended December 31, 2014. As of December 31, 2014, we had aggregated borrowings of $2.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum, and a weighted-average advance rate of 78.13%. As of December 31, 2014, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.8 years.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following table outlines the key terms of our revolving repurchase facilities as of December 31, 2015:

Lender	Rate(1)(2)	Guarantee(3)	Advance Rate(1)	Margin Call(4)	Term/Maturity
Wells Fargo	L+1.78%	25%	79.4%	Collateral marks only	Term matched(5)
Bank of America	L+1.69%	50%	79.5%	Collateral marks only	May 21, 2019(6)
JP Morgan	L+1.82%	25%	80.4%	Collateral marks only	Term matched(5)(7)
Citibank	L+1.92%	25%	77.7%	Collateral marks only	Term matched(5)
MetLife	L+1.75%	50%	78.1%	Collateral marks only	February 24, 2021(8)
Morgan Stanley	L+2.35%	25%	78.7%	Collateral marks only	March 3, 2017
Société Générale	L+1.60%	25%	80.0%	Collateral marks only	July 13, 2018(9)

(1)	Represents a weighted-average based on borrowings outstanding and collateral assets pledged as of December 31, 2015.
(2)

Represents weighted-average cash coupon on borrowings outstanding as of December 31, 2015. As of December 31, 2015, our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(3)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our revolving repurchase facilities are non-recourse to us.
(4)	Margin call provisions under our revolving repurchase facilities do not permit valuation adjustments based on capital markets activity, and are limited to collateral-specific credit marks.
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

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE loan portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of December 31, 2015, this facility provided for $3.3 billion of financing, of which $3.2 billion was outstanding and an additional $142.6 million was available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

1.80% and 1.85% in year four and year five, respectively. As of December 31, 2015, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. As of December 31, 2015, we had outstanding asset-specific borrowings of $3.1 billion under the GE portfolio acquisition facility.

Sequential Pay Advance

The GE portfolio acquisition facility also includes a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. Borrowings under the sequential pay advance accrue interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance is denominated in U.S. Dollars and will be repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each have a maturity date that is one year from the date of funding, and we guarantee 100% of outstanding borrowings of the sequential pay advance. As of December 31, 2015, we had outstanding sequential pay advance borrowings of $40.7 million under the GE portfolio acquisition facility.

Asset-Specific Repurchase Agreements

During the year ended December 31, 2015, we entered into one asset-specific repurchase agreement providing an additional $103.1 million of credit capacity. The following table details statistics for our asset-specific repurchase agreements ($ in thousands):

	December 31, 2015		December 31, 2014
	Repurchase Agreements	Collateral Assets	Repurchase Agreements	Collateral Assets
Number of loans	2	2	3	4
Principal balance	$111,746	$154,192	$324,553	$429,197
Book value	$111,061	$153,542	$321,347	$425,680
Weighted-average cash coupon(1)	L+2.52%	L+5.27%	L+2.68%	L+5.07%
Weighted-average cost / all-in yield(1)	L+2.88%	L+5.83%	L+3.16%	L+5.53%

(1)

These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, cost / all-in yield includes the amortization of deferred origination fees / financing costs.

The weighted-average outstanding balance of our asset-specific repurchase agreements was $340.2 million and $257.9 million for the years ended December 31, 2015 and 2014, respectively.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

future equity issuances subsequent to December 31, 2015; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2015 and 2014, we were in compliance with these covenants.

7. LOAN PARTICIPATIONS SOLD

The financing of a loan by the non-recourse sale of a senior interest in the loan through a participation agreement generally does not qualify as a sale under GAAP. Therefore, in the instance of such sales, we present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. The obligation to pay principal and interest on these liabilities is solely based on the performance of the related loan obligation, except in one instance where we entered into a related guarantee agreement for $35.6 million. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

During the year ended December 31, 2015, we sold one senior loan participation, providing an additional $256.0 million of credit capacity. The following table details statistics for our loan participations sold ($ in thousands):

	December 31, 2015		December 31, 2014
	Participations Sold(1)	Underlying Loans	Participations Sold(1)	Underlying Loans
Number of loans	3	3	4	4
Principal balance(2)	$498,992	$608,554	$499,433	$635,701
Book value(2)	$497,032	$604,321	$496,080	$628,745
Weighted-average cash coupon(3)	L+2.38%	L+3.93%	L+2.51%	L+4.10%
Weighted-average cost / all-in yield(3)	L+2.49%	L+4.15%	L+2.71%	L+4.71%

(1)

During the years ended December 31, 2015 and 2014, we recorded $18.3 million and $12.4 million, respectively, of interest expense related to our loan participations sold, of which $16.9 million and $11.7 million, respectively, was paid in cash.

(2)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $2.0 million and $3.4 million as of December 31, 2015 and 2014, respectively.
(3)

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

8. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of December 31, 2015. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. In the fourth quarter of 2015, as a result of exceeding the cumulative dividend threshold as defined in the Convertible Notes Supplemental Indenture, the conversion rate was adjusted to 35.2653 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $28.36 per share of class A common stock. We may not redeem the Convertible Notes prior to maturity. As of December 31, 2015, the conversion option value was zero based on the price of our class A common stock of $26.76. In addition, we have the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon issuance of the Convertible Notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the year ended December 31, 2015, we incurred total interest on our convertible notes of $11.6 million, of which $9.1 million related to cash coupon and $2.5 million related to the amortization of discount and certain issuance costs. During the year ended December 31, 2014, we incurred total interest on our convertible notes of $11.5 million, of which $9.1 million related to cash coupon and $2.4 million related to the amortization of discount and certain issuance costs. During the year ended December 31, 2013, we incurred total interest on our convertible notes of $1.1 million, of which $874,000 related to cash coupon and $197,000 related to the amortization of discount and certain issuance costs.

As of December 31, 2015, the Convertible Notes were carried on our consolidated balance sheet at $164.0 million, net of an unamortized discount of $8.2 million and deferred financing costs of $305,000. Accrued interest payable for the Convertible Notes was $755,000 as of December 31, 2015 and 2014. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

Net Investment Hedges of Foreign Currency Risk

We have made investments in foreign entities that expose us to fluctuations between the U.S. Dollar and the foreign currency of each such investment. Currently, we use derivative financial instruments to manage, or hedge, the variability in the carrying value of certain of our net investments in consolidated, foreign currency-denominated subsidiaries caused by the fluctuations in foreign currency exchange rates. For derivatives that are

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

designated and qualify as a hedge of our net investment in a foreign currency, the gain or loss on such derivatives is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portion of a net investment hedge is recognized in our consolidated statements of operations. For derivatives that are not designated as hedging instruments, gains or losses are recognized in our consolidated statements of operations as incurred.

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2015			December 31, 2014
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell CAD Forward	2	C$ 154,900	Sell CAD Forward	1	C$ 42,525
Sell GBP Forward	2	£ 90,400
Sell EUR Forward	1	€ 49,000

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects net income. These derivatives were used to hedge the variable cash flows associated with floating rate debt. The ineffective portion of the change in fair value of such derivatives is recognized directly in net income. During the years ended December 31, 2015, 2014, and 2013, we recorded no hedge ineffectiveness in our consolidated statements of operations.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2015, we estimate that an additional $780,000 will be reclassified from other accumulated comprehensive income as an increase to interest expense.

As of December 31, 2015, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	26		$1,097,632	2%	USD LIBOR	1.3
Interest Rate Caps	7	C	483,286	2%	CDOR	1.2
Interest Rate Caps	1		€152,710	2%	EURIBOR	1.0
Interest Rate Caps	1		£15,142	2%	GBP LIBOR	1.3

We did not have any interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2014.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 – “Derivatives and Hedging.” Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in our consolidated statements of operations. During the year ended December 31, 2015, we recorded losses of $698,000 related to non-designated hedges.

As of December 31, 2015, we had the following outstanding non-designated hedges (notional amount in thousands):

Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	4	C$	67,303
Interest Rate Caps	1		$13,387
Buy GBP / Sell EUR Forward	1		€12,857
Buy GBP / Sell USD Forward	1		£10,400
Buy USD / Sell GBP Forward	1		£10,400
Buy CAD / Sell USD Forward	1	C$	1,000
Buy USD / Sell CAD Forward	1	C$	1,000

We did not have any non-designated hedges outstanding as of December 31, 2014.

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Foreign exchange contracts	$ 7,999	$1,138	$511	$—
Interest rate caps	238	—	—	—

Total derivatives designated as hedging instruments	$8,237	$1,138	$511	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$419	$—	$937	$—
Interest rate caps	1	—	—	—

Total derivatives not designated as hedging instruments	$420	$—	$937	$—

Total Derivatives	$8,657	$1,138	$1,448	$—

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2015	2014	2013		2015	2014	2013
Net Investment
Foreign exchange contracts(1)	$25,356	$1,138	$—	Interest Expense	$—	$—	$—

Cash Flow Hedges
Interest rate caps contracts(2)	(1,474)	—	—	Interest Expense	(4)	—	—

Total	$23,882	$1,138	$—		$(4)	$—	$—

(1)

During the year ended December 31, 2015, we received net cash settlements of $18.8 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets. We did not receive net cash settlements on our foreign currency contracts during 2014 and 2013.

(2)

During 2013, our consolidated subsidiary, CT Legacy Partners, was party to five interest rate swaps. In June 2013, CT Legacy Partners terminated these interest rate swaps and recorded a gain of $136,000 which was included as a component of interest expense on our consolidated statements of operations for the year ended December 31, 2013. CT Legacy Partners was no longer party to any derivative financial instruments subsequent to December 31, 2013.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2015, we were in a net asset position with both of our derivative counterparties.

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of December 31, 2015, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2015.

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

The following table details our issuance of class A common stock during the year ended December 31, 2015 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings			2015 Total / Wtd.-Avg.
	April 2015	May 2015(1)	June 2015
Shares issued	23,000,000	280,025	11,500,000	34,780,025
Share issue price(2)	$29.75	$29.97	$29.42	$29.64
Net proceeds(3)	$683,722	$7,895	$337,918	$1,029,535

(1)	Issuance represents 280,025 shares issued over a five-day period in May 2015 under our at-the-market program.
(2)	Represents price per share paid by the underwriters or sales agents, as applicable.
(3)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

The following table details our issuance of class A common stock during the year ended December 31, 2014 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings				2014 Total / Wtd.-Avg.
	January 2014	April 2014	September 2014	December 2014(1)
Shares Issued	9,775,000	9,200,000	9,200,000	100,000	28,275,000
Issue Price(2)	$26.25	$27.72	$27.49	$27.58	$27.14
Net Proceeds(3)	$256,092	$254,758	$252,530	$2,758	$766,138

(1)	Issuance represents 100,000 shares issued over a five-day period in December under our at-the-market program.
(2)	Represents price per share paid to the underwriters or sales agents, as applicable.
(3)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2015	2014
Beginning balance	58,388,808	29,602,884
Issuance of class A common stock	34,780,622	28,275,006
Issuance of restricted class A common stock, net	651,815	490,381
Issuance of deferred stock units	22,602	20,537

Ending balance	93,843,847	58,388,808

(1)	Deferred stock units held by members of our board of directors totaled 141,521 and 118,919 as of December 31, 2015 and 2014, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2015 and 2014, we issued 597 shares and six shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2015, a total of 9,999,397 shares of class A common stock remain available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the years ended December 31, 2015 and 2014, we sold 280,025 shares and 100,000 shares, respectively, of class A common stock under the ATM Agreements, with net proceeds totaling $7.9 million and $2.8 million, respectively. As of December 31, 2015, sales of our class A common stock with an aggregate sales price of $188.6 million remain available for issuance under the ATM Agreements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

On December 14, 2015, we declared a dividend of $0.62 per share, or $58.1 million, which was paid on January 15, 2016, to stockholders of record as of December 31, 2015. The follow table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Dividends declared per share of common stock	$2.28	$1.98	$0.72
Percent taxable as ordinary dividends	92.36%	99.52%	100.00%
Percent taxable as capital gain dividends	7.64%	0.48%	0.00%

	100.0%	100.0%	100.0%

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income(1)	$196,829	$90,045	$15,032
Weighted-average shares outstanding, basic and diluted	81,740,227	48,394,478	18,520,052

Per share amount, basic and diluted	$2.41	$1.86	$0.81

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of December 31, 2015, total accumulated other comprehensive loss was $32.8 million, primarily representing (i) $57.8 million of cumulative currency translation adjustment on assets and liabilities denominated in foreign currencies and (ii) an offsetting $25.0 million gain related to changes in the fair value of derivative instruments. As of December 31, 2014, total accumulated other comprehensive loss was $15.0 million, primarily representing the cumulative currency translation adjustments on assets and liabilities denominated in a foreign currency.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of December 31, 2015, CT Legacy Partners’ total equity was $22.5 million, of which $9.4 million was owned by Blackstone Mortgage Trust, Inc., and $13.1 million was allocated to non-controlling interests. As of December 31, 2014, CT Legacy Partners’ total equity was $60.8 million, of which $25.3 million was owned by Blackstone Mortgage Trust, Inc., and $35.5 million was allocated to non-controlling interests.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

11. OTHER EXPENSES

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

During the years ended December 31, 2015, 2014, and 2013, we incurred $32.2 million, $17.8 million, and $5.9 million of management fees payable to our Manager, respectively. In addition, during the years ended December 31, 2015 and 2014, we incurred $10.7 million and $1.7 million of incentive fees payable to our Manager, respectively. We did not incur any incentive fees payable to our Manager for the year ended December 31, 2013.

As of December 31, 2015 we had accrued management and incentive fees payable to our Manager of $14.4 million, compared to $6.3 million as of December 31, 2014.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2015	2014	2013
Professional services	$3,156	$2,324	$1,889
Operating and other costs	2,709	1,980	1,762
GE transaction costs	9,623	—	—

Subtotal	15,488	4,304	3,651
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan—CTOPI(1)	5,370	12,898	—
Management incentive awards plan—CT Legacy Partners(2)	2,177	1,374	5,089
Restricted class A common stock earned	12,966	7,988	1,064
Director stock-based compensation	375	375	263

Subtotal	20,888	22,635	6,416

Total BXMT expenses	36,376	26,939	10,067
Expenses of consolidated subsidiaries	333	860	1,438

Total general and administrative expenses	$36,709	$27,799	$11,505

(1)	Represents the portion of CTOPI promote revenue accrued under compensation awards. See Note 4 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). Approximately 50% of the pool is 75% vested as of December 31, 2015, with the remainder contingent on continued employment with an affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 50% of the pool, 27% is fully vested as a result of an acceleration event, and 23% vest only upon our receipt of distributions from CT Legacy Partners. We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $1.3 million and $2.8 million as of December 31, 2015 and 2014, respectively.

12. INCOME TAXES

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2015 and 2014, we were in compliance with all REIT requirements.

During the years ended December 31, 2015, 2014, and 2013, we recorded a current income tax provision of $504,000, $518,000, and $995,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2015 or 2014.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2015, we had estimated NOLs of $159.0 million and NCLs of $602,000 available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, they will expire in 2017.

As of December 31, 2015, tax years 2012 through 2015 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of December 31, 2015, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

We had stock-based incentive awards outstanding under five benefit plans as of December 31, 2015: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2015, there were 264,902 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2013	700,000	$25.69
Granted	490,381	27.82
Vested	(270,662)	25.57

Balance as of December 31, 2014	919,719	$26.86

Granted	679,958	28.25
Vested	(456,626)	26.94
Forfeited	(28,143)	28.28

Balance as of December 31, 2015	1,114,908	$27.64

These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,114,908 shares of restricted class A common stock outstanding as of December 31, 2015 will vest as follows: 567,705 shares will vest in 2016; 383,866 shares will vest in 2017; and 163,337 shares will vest in 2018. As of December 31, 2015, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $29.8 million. This cost is expected to be recognized over a weighted average period of 1.2 years from December 31, 2015.

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$8,657	$—	$8,657	$—	$1,138	$—	$1,138
Other assets, at fair value(1)	$—	$1,659	$12,561	$14,220	$—	$1,510	$47,507	$49,017
Liabilities
Derivatives	$—	$1,448	$—	$1,448	$—	$—	$—	$—

(1)	Other assets include loans, securities, equity investments, and other receivables measured at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Year Ended December 31,
	2015	2014
January 1,	$47,507	$54,461
Proceeds from investment realizations	(57,039)	(20,231)
Adjustments to fair value included in earnings
Gain on investments at fair value	22,093	13,277

December 31,	$12,561	$47,507

As of December 31, 2015, we had $12.6 million of assets measured using Level 3 inputs, which primarily consist of commercial mortgage backed securities that are valued using market quotes received from financial sources that trade such securities.

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2015			December 31, 2014
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$96,450	$96,450	$96,450	$51,810	$51,810	$51,810
Restricted cash	9,556	9,556	9,556	11,591	11,591	11,591
Loans receivable, net	9,077,007	9,108,361	9,121,732	4,428,500	4,462,897	4,462,897

Financial liabilities
Secured debt agreements	6,116,105	6,131,751	6,131,751	2,353,279	2,365,336	2,365,336
Loan participations sold	497,032	498,992	498,992	496,080	499,433	499,433
Convertible notes, net	164,026	172,500	171,344	161,455	172,500	181,341

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

The Management Agreement with our Manager excludes from the management fee calculation our interests in CT Legacy Partners and CTOPI. There may be conflicts between us and our Manager with respect to certain of

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

the investments in the CT Legacy Partners and CTOPI portfolios where an affiliate of our Manager holds a related investment that is senior, junior, or pari passu to the investments held by these portfolios.

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

An affiliate of our Manager purchased 1,960,784 shares of our class A common stock as part of our stock offering on May 22, 2013. These shares were purchased for $25.50 each, the same price offered to non-affiliated purchasers. This affiliate owned class A common stock representing 4.7% of outstanding class A common stock and stock units as of February 9, 2016. In addition, an affiliate of our Manager was compensated $1.0 million for its role as co-manager of our offering of class A common stock on May 22, 2013 and $188,000 for its role as co-manager of our offering of convertible notes on November 19, 2013.

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

During the years ended December 31, 2014 and 2013, a securitization vehicle previously consolidated in our financial statements incurred special servicing fees to our Manager of $522,000 and $847,000 respectively, of which it paid $139,000 and $847,000 respectively.

On June 20, 2014, CT Legacy Partners, CTOPI, our previously consolidated CT CDO I subsidiary, and other affiliates of our Manager entered into a deed-in-lieu of foreclosure transaction which resulted in a restructuring of the loan interests held by each entity. The interests held by CT Legacy Partners and CT CDO I had a principal balance of $8.0 million and $27.0 million, respectively, and a carrying value of zero and $27.0 million, respectively, at the time of the transaction. During the fourth quarter of 2014, we fully impaired our interests in CT CDO I resulting in a loss on deconsolidation of $8.6 million. During the fourth quarter of 2015, the collateral property securing the interests held by these entities was sold, with no net proceeds to our investments in CT Legacy Partners and CT CDO I. As a result of the collateral sale transaction, an affiliate of our Manager earned a $1.1 million special servicing fee, which fee was not paid by us.

In conjunction with our April 2015 stock offering, affiliates of our Manager, including certain of our executive officers and directors, purchased 1,885,245 shares of our class A common stock at the same $30.50 per share price offered to the public. We did not, however, pay the underwriters any fees for these affiliate share purchases. An affiliate of our Manager acted as co-manager of the offering, for which it was compensated $761,000 on terms consistent with those for other non-affiliated underwriters.

On April 10, 2015, we entered into a memorandum of designation and understanding, or Designation Agreement, with GE and certain affiliates of our Manager to acquire a $4.6 billion portfolio of commercial mortgage loans from GE. Pursuant to the terms of the Designation Agreement, we were designated as the purchaser of this loan

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

In March 2015, we originated a $320.0 million loan to a third party. In conjunction with the origination of our loan and repayment of the pre-exiting financing, an affiliate of our Manager earned a modification fee of $354,000.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which resulted in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. During the year ended December 31, 2015, we recognized a gain of $21.6 million on our consolidated statement of operations to reflect the $40.1 million of expected net sales proceeds to be received by CT Legacy Partners, of which $37.7 million has been received as of December 31, 2015. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, will receive incentive compensation payments of an aggregate $2.7 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million has already been paid, based on $40.1 million of net sale proceeds to CT Legacy Partners. See Note 11 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

In May 2015, we originated a $590.0 million loan, the proceeds of which were used by the borrower to repay an existing loan owned by an affiliate of our Manager.

As of December 31, 2015 and 2014, our consolidated balance sheet included $14.4 million and $6.3 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2015, 2014, and 2013, we paid $34.8 million, $15.7 million and $3.4 million, respectively, of management and incentive fees to our Manager. In addition, during the years ended December 31, 2015 and 2014, we reimbursed our Manager for $311,000 and $115,000, respectively, of expenses incurred on our behalf. We did not make any such payment to our Manager during the year ended 2013. As of December 31, 2015, our consolidated balance sheet includes $83,333 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager, compared to $151,000 as of December 31, 2014. During the years ended December 31, 2015, 2014, and 2013, CT Legacy Partners made aggregate preferred distributions of $1.3 million, $2.1 million, $3.9 million, respectively, to such affiliate.

During the years ended December 31, 2015, 2014, and 2013, we issued 334,758, 337,941, and 339,431 shares of restricted class A common stock to our Manager under the 2013 Manager Plan, which had a grant date fair value of $9.3 million, $9.4 million, and $8.5 million, respectively. The shares vest ratably in quarterly installments over three years from the date of issuance. During the years ended December 31, 2015, 2014, and 2013, we recorded non-cash expense related to these shares of $6.7 million, $3.8 million, and $767,000, respectively. Refer to Note 13 for further details.

During the years ended December 31, 2015, 2014, and 2013, we incurred $372,000, $202,000, and $9,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2014 and 2013, CT CDO I incurred special servicing fees to our Manager of $522,000 and $847,000, respectively. There were no CT CDO I special servicing fees incurred during the year ended December 31, 2015.

16. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of December 31, 2015, we had unfunded commitments of $700.7 million related to 69 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Income Tax Audits of CTIMCO

The Internal Revenue Service and the State of New York are separately undergoing examinations of the income tax returns for the years ended December 31, 2012 and 2011 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examinations are on-going, and no adjustments have been communicated to us. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined to be owed by CTIMCO would ultimately be paid by us. As of December 31, 2015, there were no reserves recorded for the CTIMCO examinations.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2015, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of December 31, 2015, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of December 31, 2015, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

17. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2015, 2014, and 2013 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2015
Income from loans and other investments, net	$39,246	$49,847	$87,032	$82,094
Net income	$46,093	$32,417	$67,778	$65,597
Net income attributable to
Blackstone Mortgage Trust, Inc.	$35,393	$29,284	$66,888	$65,264
Net income per share of class A common stock:
Basic and diluted	$0.60	$0.36	$0.72	$0.70
2014
Income from loans and other investments, net	$21,582	$26,746	$30,483	$36,812
Net income	$13,116	$38,439	$23,601	$25,338
Net income attributable to
Blackstone Mortgage Trust, Inc.	$13,065	$33,466	$22,024	$21,490
Net income per share of class A common stock:
Basic and diluted	$0.34	$0.70	$0.45	$0.37

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year. Earnings per share amounts have been adjusted to give retroactive effect to the reverse stock split, which we effected on May 6, 2013. See Note 10 for a further discussion of earnings per share.

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2015

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates		Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans

Borrower A	MHC / Diversified-US	4.89	%(6)	2019	I/O & P/I	$—	$338,565	$339,613
Borrower B	MHC / Diversified-US	5.29	%(6)	2016	I/O & P/I	—	304,710	306,152
Borrower C	Hotel / U.K.	L+4.00%		2019	I/O	—	296,320	293,192
Borrower D	Office / Northeast	L+3.45%		2020	I/O	—	294,500	292,061
Borrower E	Office / Northeast	L+3.50%		2020	I/O	—	274,878	272,632

Senior loans less than 3% of the carrying amount of total loans

Senior mortgage loans	Office / Diversified	L+2.30% – 5.50%		2016 – 2020	I/O & P/I	—	3,567,658	3,550,802
		Fixed 4.46% – 6.48%

Senior mortgage loans	Hotel / Diversified	L+3.25% – 4.50%		2016 – 2021	I/O & P/I	—	1,603,592	1,600,332
		Fixed 5.30% – 6.08%

Senior mortgage loans	MHC / Diversified	L+1.75% – 5.00%		2016 – 2021	I/O & P/I	—	715,857	715,806
		Fixed 4.67% – 6.30%

Senior mortgage loans	Retail / Diversified	L+3.10% – 4.50%		2017 – 2019	I/O & P/I	—	610,163	608,275
		Fixed 5.14% – 5.38%

continued…

S-1

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2015

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Senior mortgage loans	Multifamily / Diversified	L+3.40% – 4.50%	2017 – 2025	I/O & P/I	—	542,376	540,184
		Fixed 4.28% – 6.03%
Senior mortgage loans	Condo / Northeast	L+3.75%	2017 – 2019	I/O & P/I	—	84,096	83,920
Senior mortgage loans	Other / Diversified	L+3.30% – 5.00%	2016 – 2019	I/O & P/I	—	242,801	244,076
		Fixed 4.63% – 6.22%

					—	7,366,543	7,343,395

Total senior mortgage loans					$—	$8,875,516	$8,847,045

Subordinate Loans(7)
Subordinate loans less than 3% of the carrying amount of total loans

Subordinate loans	Various / Diversified	L+10.75% – 12.83%	2019 – 2022	I/O	1,039,765	232,845	229,962
		Fixed 12.22%

Total subordinate loans					1,039,765	232,845	229,962

Total loans					$1,039,765	$9,108,361	$9,077,007

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third party liens.
(5)	The tax basis of the loans included above is $8.6 billion as of December 31, 2015.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon assumes applicable floating benchmark rate for weighted-average calculation.
(7)	Includes subordinate interests in mortgages and mezzanine loans.

S-2

Blackstone Mortgage Trust, Inc.

Notes to Schedule IV

As of December 31, 2015

(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2015	2014	2013
Balance at January 1,	$4,428,500	$2,047,223	$141,500
Additions during period:
Loan fundings	7,203,145	3,067,263	2,327,914
Amortization of deferred fees and expenses	36,052	19,785	5,965
Unrealized gain on foreign currency translation	—	—	796
Valuation allowance on loans held-for-sale	—	—	1,259
Deductions during period:
Collections of principal	(2,407,920)	(564,183)	(383,647)
Unrealized loss on foreign currency translation	(149,269)	(52,076)	—
Deferred origination fees and expenses	(33,501)	(35,449)	(25,402)
Loans sold	—	(27,063)	(21,162)
Transfers to other assets	—	(27,000)	—

Balance at December 31,	$9,077,007	$4,428,500	$2,047,223

S-3