Form 10-Q
period 2016-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2016-04-26
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of April 19, 2016 was 93,912,674.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$110,622	$96,450
Restricted cash	434	9,556
Loans receivable, net	9,313,763	9,077,007
Equity investments in unconsolidated subsidiaries	2,762	9,441
Other assets	127,185	184,119

Total Assets	$9,554,766	$9,376,573

Liabilities and Equity
Accounts payable, accrued expenses, and other liabilities	$99,684	$93,679
Secured debt agreements	6,311,659	6,116,105
Loan participations sold	476,894	497,032
Convertible notes, net	164,696	164,026

Total Liabilities	7,052,933	6,870,842

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 93,912,409 and 93,702,326 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	939	937
Additional paid-in capital	3,074,975	3,070,200
Accumulated other comprehensive loss	(33,445)	(32,758)
Accumulated deficit	(547,052)	(545,791)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,495,417	2,492,588
Non-controlling interests	6,416	13,143

Total Equity	2,501,833	2,505,731

Total Liabilities and Equity	$9,554,766	$9,376,573

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Income from loans and other investments
Interest and related income	$123,025	$63,407
Less: Interest and related expenses	45,381	24,161

Income from loans and other investments, net	77,644	39,246
Other expenses
Management and incentive fees	13,613	6,671
General and administrative expenses	6,795	7,663

Total other expenses	20,408	14,334
Gain on investments at fair value	66	17,476
Income from equity investments in unconsolidated subsidiaries	138	3,950

Income before income taxes	57,440	46,338
Income tax provision	241	245

Net income	57,199	46,093

Net income attributable to non-controlling interests	(152)	(10,700)

Net income attributable to Blackstone Mortgage Trust, Inc.	$57,047	$35,393

Net income per share of common stock basic and diluted	$0.61	$0.60

Weighted-average shares of common stock outstanding basic and diluted	94,067,769	58,576,025

Dividends declared per share of common stock	$0.62	$0.52

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$57,199	$46,093
Other comprehensive loss
Unrealized gain (loss) on foreign currency remeasurement	5,979	(20,069)
Unrealized (loss) gain on derivative financial instruments	(6,666)	3,337

Other comprehensive loss	(687)	(16,732)

Comprehensive income	56,512	29,361
Comprehensive income attributable to non-controlling interests	(152)	(10,700)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$56,360	$18,661

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	Loss	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	3,202	—	—	3,202	—	3,202
Dividends reinvested	—	60	—	(57)	3	—	3
Deferred directors’ compensation	—	94	—	—	94	—	94
Other comprehensive loss	—	—	(16,732)	—	(16,732)	—	(16,732)
Net income	—	—	—	35,393	35,393	10,700	46,093
Dividends declared on common stock	—	—	—	(30,398)	(30,398)	—	(30,398)
Distributions to non-controlling interests	—	—	—	—	—	(452)	(452)

Balance at March 31, 2015	$585	$2,030,760	$(31,756)	$(542,654)	$1,456,935	$45,763	$1,502,698

Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	4,593	—	—	4,593	—	4,593
Dividends reinvested	—	88	—	(82)	6	—	6
Deferred directors’ compensation	—	94	—	—	94	—	94
Other comprehensive loss	—	—	(687)	—	(687)	—	(687)
Net income	—	—	—	57,047	57,047	152	57,199
Dividends declared on common stock	—	—	—	(58,226)	(58,226)	—	(58,226)
Distributions to non-controlling interests	—	—	—	—	—	(6,879)	(6,879)

Balance at March 31, 2016	$939	$3,074,975	$(33,445)	$(547,052)	$2,495,417	$6,416	$2,501,833

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$57,199	$46,093
Adjustments to reconcile net income to net cash provided by operating activities
Gain on investments at fair value	(66)	(17,476)
Income from equity investments in unconsolidated subsidiaries	(138)	(3,950)
Non-cash compensation expense	4,852	6,104
Distributions of income from unconsolidated subsidiaries	6,837	—
Amortization of deferred interest on loans	(8,954)	(5,717)
Amortization of deferred financing costs and premiums/discount on debt obligations	4,053	3,519
Changes in assets and liabilities, net
Other assets	4,254	2,021
Accounts payable, accrued expenses, and other liabilities	(2,256)	1,819

Net cash provided by operating activities	65,781	32,413

Cash flows from investing activities
Originations and fundings of loans receivable	(586,066)	(903,152)
Principal collections and proceeds from loans receivable and other assets	420,513	348,153
Origination and exit fees received on loans receivable	10,424	6,078
Decrease (increase) in restricted cash	9,122	(15,299)

Net cash used in investing activities	(146,007)	(564,220)

Cash flows from financing activities
Borrowings under secured debt agreements	629,897	688,142
Repayments under secured debt agreements	(466,536)	(387,555)
Proceeds from sales of loan participations	—	256,000
Repayment of loan participations	(9,600)	(28,164)
Payment of deferred financing costs	(5,260)	(3,053)
Receipts under derivative financial instruments	8,218	4,141
Distributions to non-controlling interests	(6,879)	(452)
Net proceeds from issuance of class A common stock	6	3
Dividends paid on class A common stock	(58,097)	(30,300)

Net cash provided by financing activities	91,749	498,762

Net increase (decrease) in cash and cash equivalents	11,523	(33,045)
Cash and cash equivalents at beginning of period	96,450	51,810
Effects of currency translation on cash and cash equivalents	2,649	(291)

Cash and cash equivalents at end of period	$110,622	$18,474

Supplemental disclosure of cash flows information
Payments of interest	$(38,121)	$(18,996)

Payments of income taxes	$(151)	$(129)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,226)	$(30,398)

Principal payments held by servicer	$75,378	$108

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

We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain our exclusion from registration under the Investment Company Act of 1940, as amended. We are organized as a holding company and conduct our business primarily through our various subsidiaries.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission.

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

As of both March 31, 2016 and December 31, 2015, we did not consolidate any VIEs.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the second quarter of 2015, we acquired a portfolio of loans from General Electric Capital Corporation and certain of its affiliates, or the GE portfolio, for a total purchase price of $4.7 billion. We allocated the aggregate purchase price between each loan based on its fair value relative to the overall portfolio, which allocation resulted in purchase discounts or premiums determined on an asset-by-asset basis. Each loan will accrete from its allocated purchase price to its expected collection value over the life of the loan, consistent with the other loans in our portfolio.

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

•

Loans receivable, net: The fair values for these loans were estimated by our Manager based on discounted cash flow methodology taking into consideration factors, including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

•

Derivative financial instruments: The fair value of our foreign currency contracts and interest rates caps was valued using advice from a third party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

•	Secured debt agreements: The fair values for these instruments were estimated based on the rate at which a similar credit facility would have currently priced.

•	Loan participations sold: The fair value of these instruments were estimated based on the value of the related loan receivable asset.

•	Convertible notes, net: The convertible notes are actively traded and their fair values were obtained using quoted market prices for these instruments.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting (Topic 718),” or ASU 2016-09. ASU 2016-09 requires all income tax effects of share-based payment awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares for tax withholding purposes than is permitted under current guidance without triggering liability accounting. Finally, ASU 2016-09 allows a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. We do not anticipate that the adoption of ASU 2016-09 will have a material impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE

During the three months ended March 31, 2016, we originated $861.3 million of loans, and funded $586.1 million under new and existing loans.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2016 ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	96	30	126
Principal balance	$7,397,918	$1,948,329	$9,346,247
Net book value	$7,362,047	$1,951,716	$9,313,763
Unfunded loan commitments(1)	$962,425	$2,715	$965,140
Weighted-average cash coupon(2)	L+4.08%	5.64%	4.82%
Weighted-average all-in yield(2)	L+4.51%	5.73%	5.18%
Weighted-average maximum maturity (years)(3)	3.2	2.2	3.0

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of March 31, 2016, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans indexed to USD LIBOR. In addition, $146.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of March 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2016, 63% of our loans were subject to yield maintenance or other prepayment restrictions and 37% were open to repayment by the borrower without penalty.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal	Deferred Fees /	Net Book
	Balance	Other Items(1)	Value
December 31, 2015	$9,108,361	$(31,354)	$9,077,007
Loan originations and fundings	586,066	—	586,066
Loan repayments	(375,374)	—	(375,374)
Unrealized gain on foreign currency translation	27,194	340	27,534
Deferred fees and other items(1)	—	(10,424)	(10,424)
Amortization of fees and other items(1)	—	8,954	8,954

March 31, 2016	$9,346,247	$(32,484)	$9,313,763

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the types of loans in our loan portfolio, as well as the property type and geographic distribution of the properties securing these loans ($ in thousands):

	March 31, 2016		December 31, 2015
Asset Type	Net Book Value	Percentage	Net Book Value	Percentage
Senior loans(1)	$9,076,146	97%	$8,847,044	97%
Subordinate loans(2)	237,617	3	229,963	3

	$9,313,763	100%	$9,077,007	100%

Property Type	Net Book Value	Percentage	Net Book Value	Percentage
Office	$4,164,413	45%	$4,039,521	45%
Hotel	1,871,777	20	1,903,544	21
Manufactured housing	1,349,509	14	1,361,572	15
Retail	802,471	9	684,944	8
Multifamily	551,701	6	580,112	6
Condominium	205,800	2	127,434	1
Other	368,092	4	379,880	4

	$9,313,763	100%	$9,077,007	100%

Geographic Location	Net Book Value	Percentage	Net Book Value	Percentage
United States
Northeast	$2,190,170	23%	$2,260,392	25%
Southeast	1,802,381	18	1,836,766	20
West	1,354,256	15	1,125,238	12
Southwest	953,204	10	1,035,839	11
Midwest	703,285	8	616,964	7
Northwest	350,545	4	390,307	4

Subtotal	7,353,841	78	7,265,506	79
International
United Kingdom	982,404	11	888,998	10
Canada	604,343	6	561,023	6
Germany	242,200	3	235,294	3
Spain	69,180	1	66,661	1
Netherlands	61,795	1	59,525	1

Subtotal	1,959,922	22	1,811,501	21

Total	$9,313,763	100%	$9,077,007	100%

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Includes mezzanine loans and subordinate interests in mortgages.

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

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2016			December 31, 2015
Risk Rating	Number of Loans	Principal Balance	Net Book Value	Number of Loans	Principal Balance	Net Book Value
1	13	$915,990	$911,350	12	$925,443	$919,991
2	72	5,743,148	5,729,541	77	5,948,922	5,929,447
3	40	2,633,081	2,619,223	35	2,120,713	2,114,531
4	1	54,028	53,649	1	113,283	113,038
5	—	—	—	—	—	—

	126	$9,346,247	$9,313,763	125	$9,108,361	$9,077,007

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2016 or December 31, 2015. During the third quarter of 2015, one of the loans in our portfolio experienced a maturity default as a result of not meeting certain loan covenants. During the fourth quarter of 2015 and the first quarter of 2016, the loan was modified to include, among other changes: a redetermination of asset release pricing; an additional borrower contribution of capital; and an extension of the maturity date to August 31, 2016. During the three months ended March 31, 2016, two of the assets collateralizing the $113.3 million loan were sold and the loan was partially repaid by $59.3 million, resulting in a net book value of $53.6 million as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the borrower was current with all terms of the loan and we expect to collect all contractual amounts due thereunder.

4. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of March 31, 2016, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was as follows ($ in thousands):

CTOPI
Carried Interest
Total as of December 31, 2015	$9,441
Distributions	(6,837)
Income allocation(1)	158

Total as of March 31, 2016	$2,762

(1)

In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of accounts payable, accrued expenses, and other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of March 31, 2016, we had been allocated $2.8 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received or earned, pending distribution, and appropriate contingencies have been eliminated. We recognized $138,000 and $3.9 million of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statement of operations during the three months ended March 31, 2016 and 2015, respectively. This carried interest was either received in cash, or was earned and available in cash at CTOPI pending future distribution as of each respective balance sheet date.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. Approximately 68% of the pool is two-thirds vested as of March 31, 2016, with the remainder contingent on continued employment with an affiliate of our Manager and upon our receipt of promote distributions from CTOPI. The remaining 32% of the pool is fully vested as a result of an acceleration event. During the three months ended March 31, 2016 and 2015, we recognized $170,000 and $1.8 million, respectively, under the CTOPI incentive plan, which amounts were recognized as a component of general and administrative expenses in our consolidated statement of operations.

5. OTHER ASSETS

The following table details the components of our other assets ($ in thousands):

	March 31,	December 31,
	2016	2015
Principal and interest payments held by servicer(1)	$77,145	$123,160
Accrued interest receivable	36,901	37,161
Real estate debt and equity investments, at fair value(2)	11,826	14,220
Prepaid expenses	828	890
Prepaid taxes	485	525
Other	—	8,163

Total	$127,185	$184,119

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)	Real estate debt and equity investments consists of assets held by CT Legacy Partners and are measured at fair value.

6. SECURED DEBT AGREEMENTS

Our secured debt agreements included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific financings. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2016	December 31, 2015
Revolving repurchase facilities	$3,252,405	$2,858,714
GE portfolio acquisition facility	2,919,946	3,161,291
Asset-specific financings	157,034	111,746

Total secured debt agreements	$6,329,385	$6,131,751

Deferred financing costs(1)	(17,726)	(15,646)

Net book value of secured debt	$6,311,659	$6,116,105

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	March 31, 2016
	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo(4)	$1,172,000	$1,286,632	$1,005,043	$871,485	$133,558
Bank of America	750,000	847,304	666,275	618,944	47,331
JP Morgan(5)	762,500	796,344	638,390	564,605	73,785
MetLife	695,945	767,290	594,369	466,107	128,262
Citibank(6)	537,500	590,281	455,716	377,251	78,465
Morgan Stanley(7)	359,450	387,317	301,005	298,082	2,923
Société Générale(8)	453,520	69,914	55,931	55,931	—

	$4,730,915	$4,745,082	$3,716,729	$3,252,405	$464,324

	December 31, 2015
	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo(4)	$1,172,000	$1,044,860	$817,562	$685,485	$132,077
Bank of America	750,000	840,884	665,861	618,944	46,917
JP Morgan(5)	787,047	864,630	689,705	596,533	93,172
MetLife	750,000	593,273	462,849	324,587	138,262
Citibank(6)	537,500	604,781	461,532	370,194	91,338
Morgan Stanley(7)	370,400	273,280	212,050	209,038	3,012
Société Générale(8)	437,320	67,416	53,933	53,933	—

	$4,804,267	$4,289,124	$3,363,492	$2,858,714	$504,778

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)

As of both March 31, 2016 and December 31, 2015, the Wells Fargo maximum facility size was composed of a general $1.0 billion facility size and $172.0 million of additional capacity related solely to a specific asset with a repurchase date of July 30, 2016.

(5)

As of March 31, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated, and $262.5 million of additional capacity related solely to a specific asset with a repurchase date of January 9, 2018. As of December 31, 2015, the JP Morgan maximum facility was composed of general $250.0 million facility size plus a general £153.0 million ($226.7 million) facility size provided under a related agreement that contemplated U.S. Dollars and British Pound Sterling borrowings and, $262.5 million of additional capacity related solely to a specific asset with a repurchase date of January 9, 2018, and additional capacity of £32.3 million ($47.8 million) on the £153.0 million facility.

(6)

As of both March 31, 2016 and December 31, 2015, the Citibank maximum facility size was composed of a general $500.0 million facility size and $37.5 million of additional capacity related solely to a specific asset with a repurchase date of October 9, 2017.

(7)	The Morgan Stanley maximum facility size represents a £250.0 million facility size which was translated to $359.5 million as of March 31, 2016, and $370.4 million as of December 31, 2015.
(8)	The Société Générale maximum facility size represents a €400.0 million facility size which was translated to $453.5 million as of March 31, 2016, and $437.3 million as of December 31, 2015.

The weighted-average outstanding balance of our revolving repurchase facilities was $3.1 billion for the three months ended March 31, 2016. As of March 31, 2016, we had aggregate borrowings of $3.3 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.03% per annum, and a weighted-average advance rate of 79.2%. As of March 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.3 years.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our revolving repurchase facilities was $2.8 billion for the three months ended December 31, 2015. As of December 31, 2015, we had aggregated borrowings of $2.9 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.04% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

During the three months ended March 31, 2016, we extended the maturity date of our $750.0 million revolving repurchase facility with Bank of America to May 21, 2021 (inclusive of two one-year extension options which may be exercised at our sole discretion).

The following table outlines the key terms of our revolving repurchase facilities as of March 31, 2016:

Lender	Rate(1)	Guarantee(2)	Advance Rate(3)	Margin Call(4)	Currency	Term/Maturity
Wells Fargo	L+1.78%	25%	79.5%	Collateral marks only	$	Term matched(5)
Bank of America	L+1.69%	50%	79.5%	Collateral marks only	$	May 21, 2021(6)
JP Morgan	L+1.80%	25%	80.4%	Collateral marks only	$ / £	January 7, 2018
MetLife	L+1.76%	50%	78.5%	Collateral marks only	$	February 24, 2021(7)
Citibank	L+1.92%	25%	77.7%	Collateral marks only	$	Term matched(5)
Morgan Stanley	L+2.35%	25%	79.1%	Collateral marks only	£ / €	March 3, 2017
Société Générale	L+1.60%	25%	80.0%	Collateral marks only	£ / €	Term matched(5)

(1)

Represents weighted-average cash coupon based on borrowings outstanding. In instances where our borrowings are denominated in currencies other than the U.S. Dollar, interest accrues at a rate equivalent to a margin plus a base rate other than 1-month USD LIBOR, such as 3-month GBP LIBOR, 3-month EURIBOR, or 3-month CDOR.

(2)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our revolving repurchase facilities are non-recourse to us.
(3)	Represents weighted-average advance rate based on the outstanding principal balance of the collateral assets pledged.
(4)	Margin call provisions under our revolving repurchase facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(5)

These revolving repurchase facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(6)	Includes two one-year extension options which may be exercised at our sole discretion.
(7)	Includes five one-year extension options which may be exercised at our sole discretion.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of March 31, 2016, this facility provided for $3.1 billion of financing, of which $2.9 billion was outstanding and an additional $133.9 million was available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of March 31, 2016, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $2.9 billion and $3.1 billion under the GE portfolio acquisition facility as of March 31, 2016 and December 31, 2015, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Sequential Pay Advance

The GE portfolio acquisition facility also included a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. As of March 31, 2016, the sequential pay advance borrowings under the GE portfolio acquisition facility had been fully repaid. As of December 31, 2015, we had outstanding sequential pay advance borrowings of $40.7 million. Borrowings under the sequential pay advance accrued interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance was denominated in U.S. Dollars and was repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each had a maturity date that was one year from the date of funding, and we had guaranteed 100% of outstanding borrowings of the sequential pay advance.

Asset-Specific Financings

During the three months ended March 31, 2016, we entered into two asset-specific financings providing an additional $232.4 million of credit capacity. The following table details statistics for our asset-specific financings ($ in thousands):

	March 31, 2016		December 31, 2015
	Financing Agreements	Collateral Assets	Financing Agreements	Collateral Assets
Number of loans	4	4	2	2
Principal balance(1)	$157,034	$214,941	$111,746	$154,192
Book value	$154,751	$211,292	$111,061	$153,542
Weighted-average cash coupon(2)	L+2.70%	L+5.22%	L+2.52%	L+5.27%
Weighted-average cost / all-in yield(2)	L+3.12%	L+5.84%	L+2.88%	L+5.83%

(1)	With the exception of $13.2 million related to one asset-specific financing, we do not guarantee the obligations under these agreements.
(2)

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

The weighted-average outstanding balance of our asset-specific financings was $141.4 million for the three months ended March 31, 2016 and $224.8 million for the three months ended December 31, 2015.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.40 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2016; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2016 and December 31, 2015, we were in compliance with these covenants.

Subsequent Events

On April 4, 2016, we entered into a $125.0 million full recourse revolving credit agreement with Barclays which is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the credit agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan. The initial maturity date of the facility is April 4, 2018 and is subject to two one-year extension options, exercisable at our option.

On April 22, 2016, we increased the maximum facility size of our revolving repurchase facility with MetLife by $304.1 million to $1.0 billion and extended the maturity date (inclusive of five one-year extension options, exercisable at our option) to April 22, 2022.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7. LOAN PARTICIPATIONS SOLD

The financing of a loan by the non-recourse sale of a senior interest in the loan through a participation agreement generally does not qualify as a sale under GAAP. Therefore, in the instance of such sales, we present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. The obligation to pay principal and interest on these liabilities is solely based on the performance of the related loan obligation, except in one instance where we entered into a related guarantee agreement for £24.0 million which was translated to $34.5 million as of March 31, 2016. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

The following table details statistics for our loan participations sold ($ in thousands):

	March 31, 2016		December 31, 2015
	Participations	Underlying	Participations	Underlying
	Sold(1)	Loans	Sold(1)	Loans
Number of loans	3	3	3	3
Principal balance(2)	$478,661	$583,589	$498,992	$608,554
Book value(2)	$476,894	$579,742	$497,032	$604,321
Weighted-average cash coupon(3)	L+2.38%	L+3.93%	L+2.38%	L+3.93%
Weighted-average cost / all-in yield(3)	L+2.49%	L+4.16%	L+2.49%	L+4.15%

(1)

During the three months ended March 31, 2016 and 2015, we recorded $3.6 million and $4.3 million, respectively, of interest expense related to our loan participations sold, of which $3.5 million and $4.0 million, respectively, was paid in cash.

(2)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.8 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively.

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

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of March 31, 2016. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. In the fourth quarter of 2015, as a result of exceeding the cumulative dividend threshold as defined in the Convertible Notes Supplemental Indenture, the conversion rate was adjusted to 35.2653 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $28.36 per share of class A common stock. We may not redeem the Convertible Notes prior to maturity. As of March 31, 2016, the conversion option value was zero based on the price of our class A common stock of $26.86. In addition, we have the intent and ability to settle the Convertible Notes in cash. As a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon issuance of the Convertible Notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the three months ended March 31, 2016, we incurred total interest on our convertible notes of $3.0 million, of which $2.3 million related to cash coupon and $670,000 related to the amortization of discount and certain issuance costs. During the three months ended March 31, 2015, we incurred total interest on our convertible notes of $2.9 million, of which $2.3 million related to cash coupon and $630,000 related to the amortization of discount and certain issuance costs.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of March 31, 2016, the Convertible Notes were carried on our consolidated balance sheet at $164.7 million, net of an unamortized discount of $7.5 million and deferred financing costs of $281,000. As of December 31, 2015, the Convertible Notes were carried on our consolidated balance sheet at $164.0 million, net of an unamortized discount of $8.2 million and deferred financing costs of $305,000. Accrued interest payable for the Convertible Notes was $3.0 million and $755,000 as of March 31, 2016 and December 31, 2015, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

9. DERIVATIVE FINANCIAL INSTRUMENTS

Risk Management Objective of Using Derivatives

Certain of our international investments expose us to fluctuations in foreign interest rates and currency exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency, the U.S. Dollar. We use derivative financial instruments to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. Dollar.

Certain of our financing transactions expose us to a fixed versus floating rate mismatch between our assets and liabilities. We use derivative financial instruments, which include interest rate caps and swaps, and may also include interest rate options, floors, and other interest rate derivative contracts, to hedge interest rate risk associated with our borrowings where there is potential for an index mismatch.

The sole objective of our use of derivative financial instruments is to minimize the risks and/or costs associated with the situations described above. We do not intend to utilize derivatives for speculative or other purposes. The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, we only enter into derivative financial instruments with counterparties that have appropriate credit ratings and are major financial institutions with which we and our affiliates may also have other financial relationships. We do not anticipate that any of the counterparties will fail to meet their obligations.

Net Investment Hedges of Foreign Currency Risk

We have made investments in foreign currencies that expose us to fluctuations between the U.S. Dollar and the foreign currency of each such investment. Currently, we use derivative financial instruments to manage, or hedge, the variability in the carrying value of certain of our net investments in consolidated subsidiaries whose functional currencies are not the U.S. Dollar. For derivatives that are designated and qualify as a hedge of our net investment in a foreign currency, the gain or loss on such derivatives is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. Any ineffective portion of a net investment hedge is recognized in our consolidated statements of operations. For derivatives that are not designated as hedging instruments, gains or losses are recognized in our consolidated statements of operations as incurred.

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

March 31, 2016				December 31, 2015
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell CAD Forward	2	C$	154,450	Sell CAD Forward	2	C$	154,900
Sell GBP Forward	3		£108,300	Sell GBP Forward	2		£90,400
Sell EUR Forward	1		€48,000	Sell EUR Forward	1		€49,000

Cash Flow Hedges of Interest Rate Risk

Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. In addition, we may be required by our lenders to enter into certain derivative contracts related to our credit facilities. To accomplish this objective, we primarily use interest rate caps and swaps. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above a certain level in exchange for an up-front premium. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged transaction affects net income. These derivatives were used to hedge the variable cash flows associated with floating rate debt. The ineffective portion of the change in fair value of such derivatives is recognized directly in net income. During the three months ended March 31, 2016 and 2015, we did not record any hedge ineffectiveness in our consolidated statements of operations.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2016, we estimate that an additional $1.3 million will be reclassified from other accumulated comprehensive income as an increase to interest expense.

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2016
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	26		$1,097,632	2%	USD LIBOR	1.1
Interest Rate Caps	7	C$	483,286	2%	CDOR	1.0
Interest Rate Caps	1		€152,710	2%	EURIBOR	0.8
Interest Rate Caps	1		£15,142	2%	GBP LIBOR	1.1
Interest Rate Swap	1	C$	14,673	n/a	CDOR	4.4

December 31, 2015
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	26		$1,097,632	2%	USD LIBOR	1.3
Interest Rate Caps	7	C$	483,286	2%	CDOR	1.2
Interest Rate Caps	1		€152,710	2%	EURIBOR	1.0
Interest Rate Caps	1		£15,142	2%	GBP LIBOR	1.3

Non-designated Hedges

Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet the strict hedge accounting requirements of ASC 815 – “Derivatives and Hedging.” Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in our consolidated statement of operations. During the three months ended March 31, 2016, we recorded losses of $976,000, related to non-designated hedges. We did not record any losses related to non-designated hedges during the three months ended March 31, 2015.

The following table summarizes our non-designated hedges (notional amount in thousands):

March 31, 2016				December 31, 2015
	Number of	Notional			Number of	Notional
Non-designated Hedges	Instruments	Amount		Non-designated Hedges	Instruments	Amount
Interest Rate Caps	4	C$	67,303	Interest Rate Caps	4	C$	67,303
Interest Rate Caps	1		$13,387	Interest Rate Caps	1		$13,387
Buy GBP / Sell EUR Forward	1		€12,857	Buy GBP / Sell EUR Forward	1		€12,857
Buy CAD / Sell USD Forward	1	C$	950	Buy GBP / Sell USD Forward	1		£10,400
Buy USD / Sell CAD Forward	1	C$	950	Buy USD / Sell GBP Forward	1		£10,400
				Buy CAD / Sell USD Forward	1	C$	1,000
				Buy USD / Sell CAD Forward	1	C$	1,000

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position(1) as of		Liability Position(2) as of
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	$566	$7,999	$8,981	$511
Interest rate derivatives	45	238	15	—

Total derivatives designated as hedging instruments	$611	$8,237	$8,996	$511

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14	$419	$293	$937
Interest rate derivatives	—	1	—	—

Total derivatives not designated as hedging instruments	$14	$420	$293	$937

Total Derivatives	$625	$8,657	$9,289	$1,448

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of (Loss)			Amount of
	Gain Recognized in			Loss Reclassified from
	OCI on Derivatives		Location of	Accumulated OCI into
	(Effective Portion)		Gain (Loss)	Income (Effective Portion)
	Three Months Ended March 31,		Reclassified from Accumulated OCI into Income	Three Months Ended March 31,
Derivatives in Hedging Relationships	2016	2015	(Effective Portion)	2016	2015

Foreign exchange contracts(1)	$(6,470)	$3,337	Interest Expense	$—	$—
Interest rate derivatives	(196)	—	Interest Expense	(27)	—

Total	$(6,666)	$3,337		$(27)	$—

(1)

During the three months ended March 31, 2016 and 2015, we received net cash settlements of $8.2 million and $4.1 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2016, we were in a net asset position of $135,000 with one of our derivative counterparties and a net liability position of $8.8 million with another of our derivative counterparties. While we were in a net liability position with one counterparty as of March 31, 2016, we were not required to post collateral as our liability position was below the threshold defined in our agreement with this counterparty.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of March 31, 2016, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2016.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2016	2015
Beginning balance	93,843,847	58,388,808
Issuance of class A common stock	285	139
Issuance of restricted class A common stock, net	209,798	181,049
Issuance of deferred stock units	7,322	5,414

Ending balance	94,061,252	58,575,410

(1)	Deferred stock units held by members of our board of directors totaled 148,843 and 124,333 as of March 31, 2016 and 2015, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2016 and 2015, we issued 285 shares and 139 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2016, a total of 9,999,112 shares of class A common stock remain available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the three months ended March 31, 2016 and 2015. As of March 31, 2016, sales of our class A common stock with an aggregate sales price of $188.6 million remain available for issuance under the ATM Agreements.

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

On March 15, 2016, we declared a dividend of $0.62 per share, or $58.2 million, which was paid on April 15, 2016, to stockholders of record as of March 31, 2016. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Dividends declared per share of common stock	$0.62	$0.52
Total dividends declared	$58,226	$30,398

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Net income(1)	$57,047	$35,393
Weighted-average shares outstanding, basic and diluted	94,067,769	58,576,025

Per share amount, basic and diluted	$0.61	$0.60

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of March 31, 2016, total accumulated other comprehensive loss was $33.4 million, primarily representing (i) $51.8 million of cumulative currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $18.4 million gain related to changes in the fair value of derivative instruments. As of December 31, 2015, total accumulated other comprehensive loss was $32.8 million, primarily representing (i) $57.8 million of cumulative currency translation adjustment on assets and liabilities denominated in foreign currencies and (ii) an offsetting $25.0 million gain related to changes in the fair value of derivative instruments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of March 31, 2016, CT Legacy Partners’ total equity was $11.0 million, of which $4.6 million was owned by Blackstone Mortgage Trust, and $6.4 million was allocated to non-controlling interests. As of December 31, 2015, CT Legacy Partners’ total equity was $22.5 million, of which $9.4 million was owned by Blackstone Mortgage Trust, and $13.1 million was allocated to non-controlling interests.

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

During the three months ended March 31, 2016 and 2015, we incurred $9.5 million and $5.5 million, respectively, of management fees payable to our Manager. In addition, during the three months ended March 31, 2016 and 2015, we incurred $4.2 million and $1.2 million, respectively, of incentive fees payable to our Manager.

As of March 31, 2016 we had accrued management and incentive fees payable to our Manager of $13.7 million, compared to $14.4 million as of December 31, 2015.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Professional services	$890	$700
Operating and other costs	869	759

Subtotal	1,759	1,459
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	170	1,777
Management incentive awards plan - CT Legacy Partners(2)	129	1,030
Restricted class A common stock earned	4,593	3,203
Director stock-based compensation	94	94

Subtotal	4,986	6,104

Total BXMT expenses	6,745	7,563
Expenses of consolidated subsidiaries	50	100

Total general and administrative expenses	$6,795	$7,663

(1)	Represents the portion of CTOPI promote revenue accrued under compensation awards. See Note 4 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). Approximately 50% of the pool was 75% vested as of March 31, 2016, with the remainder contingent on continued employment with an affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 50% of the pool, 27% is fully vested as a result of an acceleration event, and 23% vest only upon our receipt of distributions from CT Legacy Partners. We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $664,000 as of March 31, 2016 and $1.3 million as of December 31, 2015.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2016 and December 31, 2015, we were in compliance with all REIT requirements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2016 and 2015, we recorded a current income tax provision of $241,000 and $245,000, respectively, primarily related to various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2016 or December 31, 2015.

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

As of March 31, 2016, tax years 2012 through 2015 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of March 31, 2016, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under five benefit plans as of March 31, 2016: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; and (v) our 2013 manager incentive plan, or 2013 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, and our 2011 Plan collectively as our Expired Plans and we refer to our 2013 Plan and 2013 Manager Plan collectively as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,160,106 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2016, there were 47,782 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	1,114,908	$27.64
Granted	245,225	26.51
Vested	(124,709)	27.01
Forfeited	(35,427)	27.49

Balance as of March 31, 2016	1,199,997	$27.47

These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,199,997 shares of restricted class A common stock outstanding as of March 31, 2016 will vest as follows: 517,076 shares will vest in 2016; 446,779 shares will vest in 2017; and 236,142 shares will vest in 2018. As of March 31, 2016, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $30.3 million. This cost is expected to be recognized over a weighted average period of 1.2 years from March 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$625	$—	$625	$—	$8,657	$—	$8,657
Other assets(1)	$—	$1,605	$10,221	$11,826	$—	$1,659	$12,561	$14,220
Liabilities
Derivatives	$—	$9,289	$—	$9,289	$—	$1,448	$—	$1,448

(1)	Other assets include loans, securities, equity investments, and other receivables measured at fair value.

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Three Months Ended March 31,
	2016	2015
January 1,	$12,561	$47,507
Proceeds from investment realizations	(2,406)	(15,038)
Adjustments to fair value included in earnings
Gain on investments at fair value	66	17,498

March 31,	$10,221	$49,967

As of March 31, 2016, we had $10.2 million of assets measured using Level 3 inputs, which primarily consist of commercial mortgage backed securities that are valued using market quotes received from financial sources that transact in such securities.

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

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2016			December 31, 2015
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$110,622	$110,622	$110,622	$96,450	$96,450	$96,450
Restricted cash	434	434	434	9,556	9,556	9,556
Loans receivable, net	9,313,763	9,346,247	9,368,855	9,077,007	9,108,361	9,121,732
Financial liabilities
Secured debt agreements	6,311,659	6,329,385	6,329,385	6,116,105	6,131,751	6,131,751
Loan participations sold	476,894	478,661	478,661	497,032	498,992	498,992
Convertible notes, net	164,696	172,500	179,486	164,026	172,500	171,344

Estimates of fair value for cash, cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

15. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to a management agreement, the current term of which expires on December 19, 2016, and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of March 31, 2016, our consolidated balance sheet included $13.7 million of accrued management and incentive fees payable to our Manager. During the three months ended March 31, 2016, we paid $14.4 million, of management and incentive fees to our Manager, compared to $6.3 million during the same period of 2015. In addition, during the three months ended March 31, 2016, we reimbursed our Manager for $320,000 of expenses incurred on our behalf compared to $139,000 during the same period of 2015. As of March 31, 2016, our consolidated balance sheet includes $44,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager, compared to $83,000 as of December 31, 2015. During the three months ended March 31, 2016, CT Legacy Partners made aggregate preferred distributions of $224,000 to such affiliate, compared to $452,000 during the same period of 2015.

During the years ended December 31, 2015, 2014, and 2013, we issued 334,758, 337,941, and 339,431 shares of restricted class A common stock to our Manager under the 2013 Manager Plan, which had a grant date fair value of $9.3 million, $9.4 million, and $8.5 million, respectively. We did not issue any shares of restricted class A common stock to our Manager during the three months ended March 31, 2016. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. During the three months ended March 31, 2016 and 2015, we recorded non-cash expense related to these shares of $2.1 million and $1.4 million, respectively. Refer to Note 13 for further discussion of our restricted class A common stock.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which will result in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. An aggregate of $40.1 million of net sales proceeds has been received to date by CT Legacy Partners, of which $2.4 million was received during the three months ended March 31, 2016. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, received incentive compensation payments totaling $2.7 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million was paid during 2015, and the remaining $162,000 was paid during the three months ended March 31, 2016. All of the income from the sale of the hotel portfolio and related compensation expense was recorded during 2015. See Note 11 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2016 and 2015, we incurred $90,000 and $75,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager.

16. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of March 31, 2016, we had unfunded commitments of $965.1 million related to 71 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Income Tax Audits of CTIMCO

The Internal Revenue Service and the State of New York are separately undergoing examinations of the income tax returns for the years ended December 31, 2012 and 2011 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examinations are on-going, and no final adjustments have been made or agreed to as a result of these examinations. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined to be owed by CTIMCO would ultimately be paid by us. As of March 31, 2016, there were no reserves recorded for the CTIMCO examinations.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2016, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of March 31, 2016, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of March 31, 2016, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

17. SUBSEQUENT EVENTS

On April 4, 2016, we entered into a $125.0 million full recourse revolving credit agreement with Barclays which is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the credit agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan. The initial maturity date of the facility is April 4, 2018 and is subject to two one-year extension options, exercisable at our option.

On April 22, 2016, we increased the maximum facility size of our revolving repurchase facility with MetLife by $304.1 million to $1.0 billion and extended the maturity date (inclusive of five one-year extension options, exercisable at our option) to April 22, 2022.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015 and elsewhere in this quarterly report on Form 10-Q.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2016 we recorded earnings per share of $0.61, declared a dividend of $0.62 per share, and reported $0.65 per share of Core Earnings. In addition, our book value per share as of March 31, 2016 was $26.53. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations. Beginning with the third quarter of 2015, we have revised our definition of Core Earnings for reporting purposes to be net of incentive fees.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2016	December 31, 2015
Net income (1)	$57,047	$65,264
Weighted-average shares outstanding, basic and diluted	94,067,769	93,574,127

Net income per share, basic and diluted	$0.61	$0.70

Dividends per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although, according to our management agreement, we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fees expense, we report Core Earnings after incentive fee expense, as we believe this is a more meaningful presentation of the economic performance of our class A common stock.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2016	December 31, 2015
Net income(1)	$57,047	$65,264
CT Legacy Portfolio net loss (income)	183	(3,408)
Non-cash compensation expense	4,687	3,460
GE purchase discount accretion adjustment(2)	(1,166)	(1,542)
Other items	418	310

Core Earnings	$61,169	$64,084

Weighted-average shares outstanding, basic and diluted	94,067,769	93,574,127

Core Earnings per share, basic and diluted	$0.65	$0.68

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2016	December 31, 2015
Stockholders’ equity	$2,495,417	$2,492,588
Shares
Class A common stock	93,912,409	93,702,326
Deferred stock units	148,843	141,521

Total outstanding	94,061,252	93,843,847

Book value per share	$26.53	$26.56

II. Loan Portfolio

During the quarter ended March 31, 2016, we originated $861.3 million of loans. Loan fundings during the quarter totaled $619.1 million, including $33.0 million of non-consolidated senior interests. We generated interest income of $123.0 million and incurred interest expense of $45.4 million during the quarter, which resulted in $77.6 million of net interest income during the three months ended March 31, 2016.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2016		December 31, 2015
	Loan	Loan	Loan	Loan
	Originations(1)	Fundings(2)	Originations(1)	Fundings(2)
Senior loans(3)	$861,299	$576,701	$391,342	$388,012
Subordinate loans(4)	—	9,365	—	7,599

Total	$861,299	$586,066	$391,342	$395,611

Non-consolidated senior interests(4)	—	33,048	—	23,676

Total	$861,299	$619,114	$391,342	$419,287

(1)	Includes new originations and additional commitments made under existing borrowings.
(2)

Loan fundings during the three months ended March 31, 2016 include $73.2 million of additional fundings under existing loans as of December 31, 2015, and loan fundings during the three months ended December 31, 2015 include $70.2 million of additional fundings under existing loans as of September 30, 2015.

(3)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(4)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These subordinate loan originations are therefore presented net of the related non-consolidated senior interests. See “Non-Consolidated Senior Interests” below.

As of March 31, 2016, the majority of our loans were senior mortgages and similar credit quality loans. The following table details overall statistics for our loan portfolio ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	96	30	126
Principal balance	$7,397,918	$1,948,329	$9,346,247
Net book value	$7,362,047	$1,951,716	$9,313,763
Unfunded loan commitments(1)	$962,425	$2,715	$965,140
Weighted-average cash coupon(2)(3)	L+4.08%	5.64%	4.82%
Weighted-average all-in yield(2)(3)	L+4.51%	5.73%	5.18%
Weighted-average maximum maturity (years)(4)	3.2	2.2	3.0
Loan to value (LTV)(5)	63.2%	63.8%	63.3%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As of March 31, 2016, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans indexed to USD LIBOR. In addition, $146.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of March 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Weighted average coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted average coupon was 4.63% and total weighted average yield was 4.98%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2016, 63% of our loans were subject to yield maintenance or other prepayment restrictions and 37% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The following table details overall statistics for our loans receivable portfolio as of December 31, 2015 ($ in thousands):

	Floating Rate	Fixed Rate	Total
Number of loans	92	33	125
Principal balance	$7,098,180	$2,010,181	$9,108,361
Net book value	$7,064,279	$2,012,728	$9,077,007
Unfunded loan commitments(1)	$696,276	$4,382	$700,658
Weighted-average cash coupon(2)(3)	L+4.09%	5.63%	4.84%
Weighted-average all-in yield(2)(3)	L+4.49%	5.78%	5.18%
Weighted-average maximum maturity (years)(4)	3.3	2.6	3.1
Loan to value (LTV)(5)	63.9%	64.2%	64.0%

(1)	Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will expire over the next four years.
(2)

As December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(3)

Weighted average coupon and all-in yield include subordinate loans, which are not comparable to other loans as they are reported net of related non-consolidated senior interests. Excluding subordinate loans, total weighted average coupon was 4.65% and total weighted average yield was 4.98%.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2015, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of March 31, 2016 ($ in millions):

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. As of March 31, 2016, the weighted-average risk rating of our loan portfolio was 2.2.

Secured Debt Agreements

Our secured debt agreements included revolving repurchase facilities, the GE portfolio acquisition facility, and asset-specific financings.

The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2016	December 31, 2015
Revolving repurchase facilities	$3,252,405	$2,858,714
GE portfolio acquisition facility	2,919,946	3,161,291
Asset-specific financings	157,034	111,746

Total secured debt agreements	$6,329,385	$6,131,751

Deferred financing costs(1)	(17,726)	(15,646)

Net book value of secured debt	$6,311,659	$6,116,105

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	March 31, 2016
	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo(4)	$1,172,000	$1,286,632	$1,005,043	$871,485	$133,558
Bank of America	750,000	847,304	666,275	618,944	47,331
JP Morgan(5)	762,500	796,344	638,390	564,605	73,785
MetLife	695,945	767,290	594,369	466,107	128,262
Citibank(6)	537,500	590,281	455,716	377,251	78,465
Morgan Stanley(7)	359,450	387,317	301,005	298,082	2,923
Société Générale(8)	453,520	69,914	55,931	55,931	—

	$4,730,915	$4,745,082	$3,716,729	$3,252,405	$464,324

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)

The Wells Fargo maximum facility size is composed of a general $1.0 billion facility size and $172.0 million of additional capacity related solely to a specific asset with a repurchase date of July 30, 2016.

(5)

The JP Morgan maximum facility size is composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated, and $262.5 million of additional capacity related solely to a specific asset with a repurchase date of January 9, 2018.

(6)

The Citibank maximum facility size was composed of a general $500.0 million facility size and $37.5 million of additional capacity related solely to a specific asset with a repurchase date of October 9, 2017.

(7)	The Morgan Stanley maximum facility size represents a £250.0 million facility size which was translated to $359.5 million as of March 31, 2016.
(8)	The Société Générale maximum facility size represents a €400.0 million facility size which was translated to $453.5 million as of March 31, 2016.

The weighted-average outstanding balance of our revolving repurchase facilities was $3.1 billion for the three months ended March 31, 2016. As of March 31, 2016, we had aggregate borrowings of $3.3 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.03% per annum, and a weighted-average advance rate of 79.2%. As of March 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.3 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

During the three months ended March 31, 2016, we extended the maturity date of our $750.0 million revolving repurchase facility with Bank of America to May 21, 2021 (inclusive of two one-year extension options which may be exercised at our sole discretion).

Subsequent Events

On April 4, 2016, we entered into a $125.0 million full recourse revolving credit agreement with Barclays which is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the credit agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan. The initial maturity date of the facility is April 4, 2018 and is subject to two one-year extension options, exercisable at our option.

On April 22, 2016, we increased the maximum facility size of our revolving repurchase facility with MetLife by $304.1 million to $1.0 billion and extended the maturity date (inclusive of five one-year extension options, exercisable at our option) to April 22, 2022.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of a portfolio of loans from General Electric Capital Corporation and certain of its affiliates, or the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of March 31, 2016, this facility provided for $3.1 billion of financing, of which $2.9 billion was outstanding and an additional $133.9 million was available to finance future loan fundings. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of March 31, 2016, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $2.9 billion and $3.1 billion under the GE portfolio acquisition facility as of March 31, 2016 and December 31, 2015, respectively.

Sequential Pay Advance

The GE portfolio acquisition facility also included a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. As of March 31, 2016, the sequential pay advance borrowings under the GE portfolio acquisition facility had been fully repaid. As of December 31, 2015, we had outstanding sequential pay advance borrowings of $40.7 million. Borrowings under the sequential pay advance accrued interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance was denominated in U.S. Dollars and was repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each had a maturity date that was one year from the date of funding, and we had guaranteed 100% of outstanding borrowings of the sequential pay advance.

Asset-Specific Financings

During the three months ended March 31, 2016, we entered into two asset-specific financings providing an additional $232.4 million of credit capacity. The following table details statistics for our asset-specific financings ($ in thousands):

	March 31, 2016		December 31, 2015
	Financing Agreements	Collateral Assets	Financing Agreements	Collateral Assets
Number of loans	4	4	2	2
Principal balance(1)	$157,034	$214,941	$111,746	$154,192
Book value	$154,751	$211,292	$111,061	$153,542
Weighted-average cash coupon(2)	L+2.70%	L+5.22%	L+2.52%	L+5.27%
Weighted-average cost / all-in yield(2)	L+3.12%	L+5.84%	L+2.88%	L+5.83%

(1)	With the exception of $13.2 million related to one asset-specific financing, we do not guarantee the obligations under these agreements.
(2)

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

Loan Participations Sold

The following table details statistics for our loan participations sold ($ in thousands):

	March 31, 2016		December 31, 2015
	Participations	Underlying	Participations	Underlying
	Sold(1)	Loans	Sold(1)	Loans
Number of loans	3	3	3	3
Principal balance(2)	$478,661	$583,589	$498,992	$608,554
Book value(2)	$476,894	$579,742	$497,032	$604,321
Weighted-average cash coupon(3)	L+2.38%	L+3.93%	L+2.38%	L+3.93%
Weighted-average cost / all-in yield(3)	L+2.49%	L+4.16%	L+2.49%	L+4.15%

(1)

During the three months ended March 31, 2016 and 2015, we recorded $3.6 million and $4.3 million, respectively, of interest expense related to our loan participations sold, of which $3.5 million and $4.0 million, respectively, was paid in cash.

(2)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.8 million and $2.0 million as of March 31, 2016 and December 31, 2015, respectively.

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

Refer to Note 7 to our consolidated financial statements for additional details related to our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and our results of operations. Fundings under these non-consolidated senior interests totaled $33.0 million during the three months ended March 31, 2016. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of March 31, 2016 ($ in thousands):

	March 31, 2016
	Total	Non-Consolidated	Subordinate
	Loan	Senior Interest	Interest
Number of loans	4	4	4
Principal balance	$1,299,852	$1,059,586	$240,266
Weighted-average cash coupon(1)	4.76%	3.06%	12.25%
Weighted-average all-in yield(1)	5.65%	4.04%	12.80%

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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2015 ($ in thousands):

	December 31, 2015
	Total	Non-Consolidated	Subordinate
	Loan	Senior Interest	Interest
Number of loans	4	4	4
Principal balance	$1,272,610	$1,039,765	$232,845
Weighted-average cash coupon	4.61%	2.90%	12.25%
Weighted-average all-in yield(1)	5.50%	3.87%	12.80%

(1)

In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the portfolio assume applicable floating benchmark rate for weighted-average calculation.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2016, 79% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2016, the remaining 21% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of March 31, 2016 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$6,165,244	£613,710	€132,699	C$	259,095
Floating rate debt(1)(2)(3)	(5,251,060)	(502,679)	(259,115)		(610,315)

Net floating rate exposure(4)	$914,184	£111,031	€(126,416)	C$	(351,220)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements and loan participations sold.
(3)	Liabilities balance includes a C$14.7 million ($11.3 million as of March 31, 2016) interest rate swap used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, €152.7 million, and C$483.3 million to limit our exposure to increases in interest rates.

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

CT Legacy Portfolio

As of March 31, 2016, our CT Legacy Portfolio consists of: (i) our interests in CT Legacy Partners, LLC and (ii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the three months ended March 31, 2016 we recognized (i) $66,000 of gain on investments at fair value, (ii) $138,000 of income from equity investments in unconsolidated subsidiaries, (iii) $349,000 of general and administrative expenses, and (iv) $152,000 of net income attributable to non-controlling interest related to our CT Legacy Portfolio. In addition, we received $11.6 million of distributions related to assets in the CT Legacy Portfolio.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Three Months Ended
	March 31,		Variance
	2016	2015	$	%
Income from loans and other investments
Interest and related income	$123,025	$63,407	$59,618	94%
Less: Interest and related expenses	45,381	24,161	21,220	88%

Income from loans and other investments, net	77,644	39,246	38,398	98%
Other expenses
Management and incentive fees	13,613	6,671	6,942	104%
General and administrative expenses	6,795	7,663	(868)	(11%)

Total other expenses	20,408	14,334	6,074	42%
Gain on investments at fair value	66	17,476	(17,410)	(100%)
Income from equity investments in unconsolidated subsidiaries	138	3,950	(3,812)	(97%)

Income before income taxes	57,440	46,338	11,102	24%
Income tax provision	241	245	(4)	(2%)

Net income	57,199	46,093	11,106	24%

Net income attributable to non-controlling interests	(152)	(10,700)	10,548	(99%)

Net income attributable to Blackstone Mortgage Trust, Inc.	$57,047	$35,393	$21,654	61%

Net income per share - basic and diluted	$0.61	$0.60	$0.01	2%
Dividends declared per share	$0.62	$0.52	$0.10	19%

Income from loans and other investments, net

Income from loans and other investments, net increased $38.4 million during the three months ended March 31, 2016 compared to the corresponding period in 2015. The increase was primarily due to the increase in the principal balance of our loan portfolio, which increased by $4.4 billion as of March 31, 2016 compared with March 31, 2015. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $3.7 billion as of March 31, 2016 compared with March 31, 2015.

Other expenses

Other expenses are comprised of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $6.1 million during the three months ended March 31, 2016 compared to the corresponding period in 2015 due to (i) an increase of $4.0 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock in 2015, (ii) an increase of $3.0 million of incentive fees payable to our Manager, primarily as a result of incremental Core Earnings (before any incentive fees) exceeding the performance hurdle, (iii) $1.4 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) $302,000 of additional general operating expenses. These were partially offset by a decrease of $2.6 million of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Gain on investments at fair value

During three months ended March 31, 2016, we recognized $66,000 of net gains on investments held by CT Legacy Partners compared to $17.5 million during the three months ended March 31, 2015.

Income from equity investments in unconsolidated subsidiaries

During the three months ended March 31, 2016, we recognized $138,000 of promote income from CTOPI. compared to $3.9 million during the three months ended March 31, 2015.

Net income attributable to non-controlling interests

During the three months ended March 31, 2016, we recognized $152,000 of net income attributable to non-controlling interests compared with $10.7 million during the three months ended March 31, 2015. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. The decrease in income attributable to non-controlling interests is primarily a result of the decrease of $17.4 million of unrealized gain on investments at fair value recognized by CT Legacy Partners during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Dividends per share

During the three months ended March 31, 2016, we declared a dividend of $0.62 per share, or $58.2 million, which was paid on April 15, 2016 to common stockholders of record as of March 31, 2016. During the three months ended March 31, 2015, we declared a dividend of $0.52 per share, or $30.4 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of March 31, 2016, we had 93,912,409 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $6.3 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of March 31, 2016, our secured debt agreements consisted of revolving repurchase facilities with an outstanding balance of $3.3 billion, the GE portfolio acquisition facility with an outstanding balance of $2.9 billion, and $157.0 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of March 31, 2016 we had $478.7 million of loan participations sold and $1.1 billion of non-consolidated senior interests outstanding.

See Notes 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our repurchase facilities, which are set forth in the following table ($ in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$110,622	$96,450
Available borrowings under revolving repurchase facilities	464,324	504,778

	$574,946	$601,228

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

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $6.3 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our $965.1 million of unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2016 were as follows ($ in thousands):

		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Unfunded loan commitments(1)	$965,140	$300,632	$627,700	$36,808	$—
Secured debt agreements(2)(3)	6,552,626	2,762,662	3,152,105	637,859	—
Loan participations sold(3)(4)	513,820	137,981	20,623	355,216	—
Convertible notes, net	200,021	12,201	187,820	—	—

Total	$8,231,607	$3,213,476	$3,988,248	$1,029,883	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our revolving repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. Includes the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our revolving repurchase facilities and the interest rates in effect as of March 31, 2016 will remain constant into the future; this is only an estimate, as actual amounts borrowed and rates will vary over time.

(3)

Assumes repayment date based on initial maturity of each instrument. Future interest payment obligations are determined using the relevant benchmark rates in effect as of March 31, 2016, as applicable.

(4)

Loan participations sold represent senior interests in certain loans that we sold, but do not qualify as sales under GAAP. These participations are non-recourse and the obligation to pay principal and interest on these liabilities is solely based on the performance of the related loan obligation, except in one instance where we entered into a related guarantee agreement for £24.0 million ($34.5 million as of March 31, 2016).

We are also required to settle our foreign currency forward contracts and interest rate swaps with our derivative counterparties upon maturity which, depending on foreign exchange and interest rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 9 to our consolidated financial statement for details regarding our derivative contracts.

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

As a REIT, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities	$65,781	$32,413
Cash flows from investing activities	(146,007)	(564,220)
Cash flows from financing activities	91,749	498,762

Net increase (decrease) in cash and cash equivalents	$11,523	$(33,045)

We experienced a net increase in cash of $11.5 million for the three months ended March 31, 2016, compared to a net decrease of $33.0 million for the three months ended March 31, 2015. During the three months ended March 31, 2016, we borrowed a net $163.4 million under our secured debt agreements and received $420.5 million of proceeds from loan principal collections and proceeds from the sale of loans receivable and other assets. We used the proceeds from our debt and equity financing activities to purchase and originate $586.1 million of new loans during the three months ended March 31, 2016.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2016 and December 31, 2015, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 16, 2016.

Refer to Note 2 to our consolidated financial statements for the description of our Significant Accounting Policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2016 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)	All-in Yield(3)	Maximum Maturity(4)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	6/11/2015	$337.3	$ 337.3	$338.4	4.89%	4.94%	4/30/2019	Diversified - US	MHC	$ 25,920 / unit	78%	2
2	Senior loan	6/23/2015	303.6	303.6	305.0	5.30%	5.34%	6/30/2016	Diversified - US	MHC	15,879 / unit	60%	2
3	Senior loan	5/1/2015	320.3	294.5	292.3	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	374 / sqft	68%	3
4	Senior loan	5/22/2014	287.6	287.6	284.7	L + 4.00%	L + 4.34%	5/22/2019	Diversified - UK	Hotel	96,659 / key	57%	1
5	Senior loan	1/7/2015	315.0	280.4	278.4	L + 3.50%	L + 3.88%	1/9/2020	New York	Office	240 / sqft	53%	2
6	Senior loan	6/4/2015	265.0	265.0	267.6	5.56%	5.52%	2/8/2019	Diversified - CAN	Hotel	34,716 / key	54%	2
7	Senior loan	6/23/2015	211.8	211.8	211.5	5.38%	5.47%	1/18/2017	Diversified - GER	Retail	63 / sqft	53%	2
8	Senior loan	6/11/2015	204.3	204.3	205.2	4.79%	4.83%	6/30/2016	Diversified - US	MHC	19,020 / unit	65%	2
9	Senior loan	6/23/2015	223.5	205.3	204.3	L + 3.65%	L + 3.81%	10/1/2020	Washington DC	Office	253 / sqft	72%	2
10	Senior loan	7/31/2014	215.0	170.9	170.5	L + 3.50%	L + 4.09%	8/9/2019	Chicago	Office	228 / sqft	65%	2
11	Senior loan	12/9/2014	210.7	169.1	168.6	L + 3.80%	L + 4.31%	12/9/2019	Diversified - US	Office	79 / sqft	65%	2
12	Senior loan	2/25/2014	166.0	166.0	165.4	L + 4.40%	L + 4.82%	3/9/2019	Diversified - US	Hotel	87,231 / key	49%	2
13	Senior loan	3/4/2015	158.0	158.0	158.0	L + 4.25%	L + 4.30%	3/9/2017	Bellevue	Office	183 / sqft	64%	1
14	Senior loan	3/8/2016	181.2	142.5	140.7	L + 3.55%	L + 3.90%	3/9/2021	Orange County	Office	179 / sqft	60%	3
15	Senior loan	12/17/2013	139.6	139.6	139.7	L + 4.75%	L + 5.27%	1/9/2019	New York	Office	303 / sqft	70%	2
16	Senior loan	11/20/2014	137.8	137.9	137.3	L + 3.40%	L + 3.62%	11/20/2019	Diversified - UK	Hotel	192,241 / key	62%	2
17	Senior loan	1/30/2014	133.4	133.4	133.2	L + 4.30%	L + 4.63%	12/1/2017	New York	Hotel	212,341 / key	38%	2
18	Senior loan	10/30/2013	130.0	128.9	128.7	L + 4.38%	L + 4.62%	11/9/2018	San Francisco	Hotel	198,604 / key	71%	2
19	Senior loan	9/22/2015	122.0	122.0	121.3	L + 3.40%	L + 4.28%	11/9/2019	New York	Multi	243,513 / unit	74%	3
20	Senior loan	6/23/2015	117.9	117.9	119.7	L + 3.30%	L + 3.32%	11/1/2016	Diversified - US	Other	29,766 / unit	57%	3
21	Senior loan	2/18/2016	115.0	115.0	113.7	L + 3.75%	L + 4.41%	4/20/2019	London - UK	Office	1,291 / sqft	44%	3
22	Senior loan	8/28/2014	125.0	105.5	105.3	L + 4.35%	L + 4.66%	12/9/2018	New York	Office	110 / sqft	78%	3
23	Senior loan	9/30/2013	113.5	103.7	103.7	L + 3.94%	L + 4.82%	9/30/2020	New York	Multi	130,728 / unit	67%	2
24	Senior loan	3/4/2014	112.1	102.1	101.7	L + 4.00%	L + 4.76%	3/4/2018	London - UK	Office	611 / sqft	50%	2
25	Senior loan	6/23/2015	100.0	100.0	99.8	L + 3.55%	L + 3.70%	7/31/2019	New York	Hotel	341,297 / key	59%	3
26	Senior loan	2/20/2014	100.0	100.0	99.5	L + 4.40%	L + 4.94%	3/9/2019	Long Island	Office	147 / sqft	68%	2
27	Senior loan	3/12/2015	101.2	100.0	99.4	L + 3.25%	L + 3.61%	3/11/2020	Orange County	Office	266 / sqft	66%	1
28	Senior loan	6/24/2015	100.0	100.0	99.4	L + 3.50%	L + 3.86%	12/1/2019	Virginia	Office	186 / sqft	43%	2
29	Mezzanine loan(5)	8/6/2015	95.1	95.1	94.4	12.22%	12.38%	10/29/2022	Diversified - EUR	Other	336,258 / unit	72%	3
30	Senior loan	11/17/2014	106.7	94.0	93.4	L + 5.50%	L + 5.84%	12/9/2019	Diversified - CAN	Office	63 / sqft	53%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)	All-in Yield(3)	Maximum Maturity(4)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
31	Senior loan	1/22/2016	128.5	91.0	89.8	L + 4.25%	L + 4.76%	2/9/2021	Los Angeles	Retail	234 / sqft	65%	3
32	Senior loan	3/10/2016	104.0	90.0	89.0	L + 4.10%	L + 4.52%	4/9/2021	Chicago	Multi	588,235 / unit	65%	3
33	Senior loan	6/30/2015	88.0	88.0	87.8	5.71%	5.80%	11/30/2017	Diversified - US	MHC	21,073 / unit	56%	1
34	Senior loan	6/23/2015	97.3	87.8	87.6	L + 3.40%	L + 3.57%	7/31/2019	Virginia	Office	142 / sqft	75%	3
35	Senior loan	10/7/2015	92.5	88.0	87.3	L + 3.50%	L + 4.05%	10/9/2020	Los Angeles	Office	156 / sqft	68%	2
36	Senior loan	6/24/2015	107.3	87.5	86.7	L + 4.25%	L + 4.72%	7/9/2020	Honolulu	Hotel	146,817 / key	67%	2
37	Senior loan	2/18/2015	89.9	83.0	82.6	L + 3.75%	L + 4.30%	3/9/2020	Diversified - CA	Office	171 / sqft	71%	2
38	Senior loan	5/16/2014	86.8	82.6	82.4	L + 3.85%	L + 4.15%	6/9/2019	Miami	Office	179 / sqft	74%	3
39	Senior loan	6/23/2015	81.7	81.7	82.0	L + 3.65%	L + 3.64%	11/30/2018	Diversified - US	Hotel	69,086 / key	83%	2
40	Senior loan	10/28/2014	85.0	82.0	81.6	L + 3.75%	L + 4.12%	11/9/2019	New York	Retail	1,701 / sqft	78%	2
41	Senior loan	5/20/2014	82.0	80.0	79.9	L + 4.00%	L + 4.54%	6/9/2019	Washington DC	Office	374 / sqft	79%	2
42	Senior loan	12/18/2015	80.0	80.0	79.6	L + 4.15%	L + 4.47%	1/9/2021	New York	Hotel	276,817 / key	67%	3
43	Senior loan	5/22/2014	93.7	79.9	79.5	L + 4.00%	L + 4.89%	6/15/2019	Orange County	Office	147 / sqft	67%	2
44	Senior loan	6/4/2015	80.2	76.9	77.6	5.04%	4.99%	3/28/2019	Diversified - CAN	Retail	45 / sqft	74%	3
45	Senior loan	7/11/2014	82.2	76.0	75.6	L + 3.65%	L + 4.03%	8/9/2019	Chicago	Office	148 / sqft	64%	2
46	Senior loan	2/12/2016	100.0	75.0	74.3	L + 4.15%	L + 4.68%	3/9/2021	Long Island	Office	112 / sqft	75%	3
47	Mezzanine loan(5)	5/15/2015	100.0	73.0	72.4	L + 12.83%	L + 13.46%	5/15/2020	Miami	Retail	540 / sqft	36%	3
48	Senior loan	6/11/2015	74.6	70.9	70.8	L + 3.52%	L + 3.60%	11/30/2018	Dallas	Office	52 / sqft	50%	2
49	Senior loan	7/26/2013	81.8	70.3	70.3	L + 5.00%	L + 5.82%	8/9/2018	Virginia	Office	120 / sqft	72%	2
50	Senior loan	6/5/2014	70.5	70.5	70.1	L + 4.50%	L + 4.90%	6/5/2019	London - UK	Retail	2,986 / sqft	80%	2
51	Senior loan	9/8/2014	69.9	69.9	69.2	L + 4.00%	L + 4.44%	11/20/2019	Madrid - ES	Retail	1,390 / sqft	70%	2
52	Senior loan	6/23/2015	69.0	67.7	67.9	4.89%	4.94%	8/31/2020	Diversified - FL	MHC	19,124 / unit	69%	2
53	Senior loan	6/11/2015	70.4	64.8	64.7	4.69%	4.84%	10/31/2018	Diversified - FL	MHC	29,705 / unit	63%	3
54	Senior loan	5/1/2015	83.4	64.8	64.2	L + 3.95%	L + 4.41%	5/9/2020	Maryland	Hotel	166,047 / key	67%	2
55	Senior loan	3/11/2014	65.0	61.5	61.3	L + 4.50%	L + 5.00%	4/9/2019	New York	Multi	691,458 / unit	65%	3
56	Senior loan	6/4/2015	61.1	61.1	61.0	L + 3.25%	L + 3.33%	7/6/2017	Norwich - UK	Retail	179 / sqft	55%	1
57	Senior loan	1/13/2014	60.0	60.0	58.3	L + 3.45%	L + 4.89%	6/9/2020	New York	Office	284 / sqft	53%	2
58	Mezzanine loan(5)	6/30/2015	66.0	57.9	56.9	L + 10.75%	L + 11.66%	7/9/2020	San Francisco	Condo	863 / sqft	66%	3
59	Senior loan	5/28/2015	63.0	55.2	55.4	L + 3.50%	L + 3.57%	12/31/2018	San Francisco	Office	107 / sqft	74%	3
60	Senior loan	5/28/2015	56.2	54.0	53.6	L + 4.75%	L + 5.33%	8/31/2017	Diversified - US	Office	97 / sqft	86%	4

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
61	Senior loan	5/20/2015	53.8	52.2	52.4	L + 3.50%		L + 3.55%		12/31/2018	Chicago	Office	133 / sqft	67%	3
62	Senior loan	2/27/2015	73.7	51.5	51.0	L + 3.50%		L + 4.06%		2/26/2020	Chicago	Office	108 / sqft	64%	2
63	Senior loan	10/6/2014	60.0	51.0	50.7	L + 4.15%		L + 4.56%		10/9/2019	Long Island	Hotel	82,927 / key	65%	2
64	Senior loan	9/4/2013	51.8	50.6	50.5	L + 3.85%		L + 4.68%		9/10/2018	Diversified - FL/TX	Multi	67,256 / unit	76%	2
65	Senior loan	4/1/2014	50.0	50.0	50.0	L + 4.20%		L + 4.73%		4/9/2019	Honolulu	Hotel	161,290 / key	69%	2
66	Senior loan	7/23/2014	80.0	50.6	49.9	L + 5.00%		L + 5.89%		8/9/2019	Atlanta	Office	101 / sqft	43%	3
67	Senior loan	7/12/2013	50.0	50.0	49.8	L + 3.85%		L + 4.06%		8/9/2018	Chicago	Office	104 / sqft	68%	2
68	Senior loan	6/27/2013	49.2	49.2	49.2	L + 3.85%		L + 3.99%		7/9/2018	Atlanta	Multi	199,267 / unit	75%	2
69	Senior loan	9/9/2014	56.0	49.4	49.2	L + 4.00%		L + 4.31%		9/9/2019	Ft. Lauderdale	Office	144 / sqft	71%	2
70	Senior loan	12/30/2013	54.0	48.8	48.7	L + 4.50%		L + 4.91%		1/9/2019	Phoenix	Office	93 / sqft	67%	2
71	Senior loan	5/20/2015	58.0	47.1	47.0	5.23%		5.29%		6/30/2019	Charlotte	Office	93 / sqft	71%	3
72	Senior loan	7/2/2013	50.0	46.3	46.3	L + 4.25%		L + 4.64%		7/10/2018	Denver	Hotel	125,474 / key	69%	2
73	Senior loan	6/23/2015	56.4	46.4	46.3	L + 3.75	%(6)	L + 3.96	%(6)	8/31/2019	New York	Condo	439 / sqft	50%	2
74	Senior loan	5/28/2015	48.9	44.7	44.8	5.38%		5.43%		2/28/2018	Los Angeles	Office	151 / sqft	66%	3
75	Senior loan	12/19/2014	44.0	44.0	43.9	L + 4.25	%(6)	L + 4.94	%(6)	1/9/2017	New York	Multi	511,628 / unit	50%	2
76	Senior loan	3/26/2014	43.3	42.9	42.7	L + 4.30	%(6)	L + 4.70	%(6)	4/9/2019	East Bay	Office	124 / sqft	71%	2
77	Senior loan	6/4/2015	48.1	41.6	41.8	5.36%		5.33%		4/30/2016	Toronto - CAN	Hotel	72,295 / key	64%	2
78	Senior loan	6/11/2015	41.2	40.9	41.1	4.99%		5.02%		9/30/2020	Diversified - US	MHC	23,397 / unit	79%	3
79	Senior loan	9/26/2014	51.0	40.1	40.0	L + 4.00%		L + 4.67%		10/9/2019	Dallas	Office	91 / sqft	70%	3
80	Senior loan	6/12/2014	40.0	40.0	39.8	L + 4.00%		L + 6.14%		6/30/2018	Los Angeles	Office	41 / sqft	44%	3
81	Senior loan	8/8/2013	39.5	39.5	39.5	L + 4.25	%(6)	L + 4.73	%(6)	8/10/2018	Newport - RI	Hotel	153,601 / key	61%	1
82	Senior loan	11/28/2013	67.6	39.9	39.3	L + 4.38	%(6)	L + 5.75	%(6)	1/20/2019	London - UK	Office	489 / sqft	68%	2
83	Senior loan	11/19/2015	50.0	39.4	39.2	L + 4.00%		L + 4.56%		10/9/2018	New York	Office	1,031 / sqft	57%	3
84	Senior loan	5/28/2015	40.5	37.8	37.8	5.90%		6.04%		3/5/2017	Atlanta	Office	108 / sqft	48%	2
85	Senior loan	5/28/2015	38.0	38.0	37.5	L + 3.90%		L + 4.35%		6/30/2018	Houston	Hotel	97,938 / key	45%	2
86	Senior loan	10/22/2015	37.4	37.4	37.1	L + 4.50%		L + 5.03%		10/22/2018	London - UK	Office	2,824 / sqft	70%	3
87	Senior loan	8/25/2015	43.8	36.8	36.4	L + 4.50%		L + 5.13%		9/9/2018	Los Angeles	Office	164 / sqft	46%	3
88	Senior loan	6/26/2015	42.1	36.3	36.0	L + 3.75%		L + 4.36%		7/9/2020	San Diego	Office	166 / sqft	73%	2
89	Senior loan	6/11/2015	35.5	35.5	35.6	4.70	%(6)	4.74	%(6)	7/31/2019	Tampa	MHC	30,949 / unit	80%	3
90	Senior loan	6/11/2015	34.8	34.8	34.9	5.34	%(6)	5.36	%(6)	5/31/2020	Diversified - US	MHC	21,293 / unit	65%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
91	Senior loan	5/20/2015	38.5	34.9	34.8	4.64	%(6)	4.95	%(6)	1/31/2019	Los Angeles	Office	171 / sqft	59%	2
92	Senior loan	5/20/2015	36.5	32.0	31.9	L + 3.60%		L + 3.94%		7/11/2019	Los Angeles	Office	388 / sqft	46%	1
93	Senior loan	6/18/2014	31.7	31.7	31.4	L + 4.00%		L + 4.46%		7/20/2019	Diversified - NL	Office	626 / sqft	69%	2
94	Senior loan	5/20/2015	36.8	31.3	31.2	4.42	%(6)	4.87	%(6)	4/30/2019	Tacoma	Multi	181,116 / unit	74%	1
95	Senior loan	6/4/2015	30.8	30.8	30.6	L + 3.75%		L + 4.24%		4/26/2017	Liverpool - UK	Retail	59 / sqft	56%	1
96	Senior loan	4/17/2015	30.6	30.6	30.4	L + 4.50%		L + 4.95%		4/20/2020	Hague - NL	Hotel	100,041 / key	71%	3
97	Senior loan	9/27/2013	29.7	29.3	29.2	L + 3.85%		L + 4.22%		10/10/2018	Tampa	Multi	65,488 / unit	76%	1
98	Senior loan	4/4/2014	30.7	29.2	29.1	L + 4.25%		L + 4.66%		4/9/2019	San Francisco	Office	286 / sqft	66%	2
99	Senior loan	6/11/2015	29.0	29.0	29.0	L + 5.00%		L + 5.10%		11/30/2017	Diversified - US	Other	60,753 / unit	53%	2
100	Senior loan	5/28/2015	32.1	27.6	27.5	L + 4.35%		L + 4.76%		12/31/2017	San Jose	Office	73 / sqft	48%	2
101	Senior loan	6/4/2015	27.4	27.4	27.2	5.97%		6.42%		7/1/2017	Edmonton - CAN	MHC	31,540 / unit	49%	1
102	Senior loan	2/28/2014	26.0	26.0	25.9	L + 4.00%		L + 4.27%		3/9/2019	Phoenix	Other	121 / sqft	69%	2
103	Senior loan	6/11/2015	26.0	26.0	25.9	5.20	%(6)	5.44	%(6)	11/30/2020	West Palm Beach	MHC	53,608 / unit	75%	3
104	Senior loan	6/23/2015	25.8	25.8	25.5	6.29	%(6)	6.82	%(6)	5/18/2017	Diversified - UK	Office	72 / sqft	40%	2
105	Senior loan	5/20/2015	25.5	25.5	25.4	L + 3.65	%(6)	L + 3.98	%(6)	7/1/2016	College Station	Other	30,828 / unit	63%	2
106	Senior loan	9/23/2014	25.0	25.0	25.1	L + 3.75	%(6)	L + 7.32	%(6)	10/1/2017	New York	Condo	548 / sqft	48%	3
107	Senior loan	5/28/2015	52.0	25.0	24.9	L + 4.00	%(6)	L + 4.34	%(6)	6/30/2018	Los Angeles	Office	25 / sqft	53%	3
108	Senior loan	6/11/2015	24.5	24.5	24.4	5.29	%(6)	5.54	%(6)	11/30/2020	Ft. Lauderdale	MHC	49,696 / unit	70%	2
109	Senior loan	5/28/2015	26.3	24.5	24.3	L + 4.25	%(6)	L + 4.72	%(6)	3/31/2017	Los Angeles	Office	222 / sqft	59%	3
110	Senior loan	6/11/2015	23.4	23.4	23.2	4.63	%(6)	5.03	%(6)	4/30/2019	Charleston	MHC	18,429 / unit	72%	2
111	Senior loan	5/20/2015	21.4	21.4	21.3	4.96	%(6)	5.39	%(6)	9/30/2018	Phoenix	Multi	69,545 / unit	73%	2
112	Senior loan	5/28/2015	21.0	21.0	20.9	L + 3.95%		L + 4.42%		3/31/2019	Pittsburgh	Hotel	94,218 / key	71%	2
113	Senior loan	6/11/2015	19.6	19.6	19.5	L + 3.65%		L + 4.04%		10/31/2018	Diversified - CAN	MHC	6,530 / unit	65%	3
114	Senior loan	6/11/2015	18.5	18.5	18.4	4.68	%(6)	4.98	%(6)	11/30/2020	Ft. Lauderdale	MHC	27,053 / unit	51%	2
115	Senior loan	6/4/2015	20.6	18.2	18.0	L + 3.50	%(6)	L + 4.07	%(6)	7/17/2019	Berlin - GER	Office	492 / sqft	67%	2
116	Senior loan	6/4/2015	18.0	18.0	17.9	4.63%		5.07%		3/1/2017	Ontario - CAN	Other	52,889 / unit	59%	2
117	Senior loan	6/4/2015	17.1	16.9	16.8	4.48%		4.78%		12/23/2018	Montreal - CAN	Office	47 / sqft	45%	2
118	Senior loan	5/28/2015	17.2	15.7	15.6	L + 3.70	%(6)	L + 4.16	%(6)	8/31/2019	Albuquerque	Hotel	115,645 / key	51%	1
119	Senior loan	6/11/2015	15.7	15.7	15.6	4.84%		5.17%		4/30/2021	Tampa	MHC	36,854 / unit	71%	3
120	Senior loan	5/20/2015	15.2	15.2	15.3	L + 4.15	%(6)	L + 4.18	%(6)	5/31/2018	Denver	Office	25 / sqft	62%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan	Principal Balance	Book Balance	Cash Coupon(3)		All-in Yield(3)		Maximum Maturity(4)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
121	Senior loan	6/11/2015	15.0	15.0	14.9	5.30%		5.56%		9/30/2020	Tampa	MHC	39,474 / unit	64%	2
122	Senior loan	6/4/2015	14.4	14.4	14.3	5.45%		5.87%		10/1/2016	Vancouver - CAN	Other	126,361 / unit	50%	2
123	Senior loan	6/4/2015	15.5	13.7	14.2	L + 4.50%		L + 4.45%		12/1/2016	Toronto - CAN	Office	82 / sqft	58%	3
124	Senior loan	6/4/2015	16.6	14.1	14.1	5.17%		5.29%		9/4/2020	Diversified - CAN	Other	3,060 / unit	61%	2
125	Mezzanine loan(5)	9/3/2015	25.0	14.2	13.8	L + 11.17%		L + 12.48%		9/2/2019	Seattle	Office	172 / sqft	65%	2
126	Senior loan	2/12/2016	225.0	0.0	(2.3)	L + 5.75	%(6)	L + 6.73	%(6)	2/11/2021	Seattle	Office	0 / sqft	61%	3

			$10,311.3	$9,346.2	$9,313.8	4.82%		5.18%		3.0 yrs				63%	2.2

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date.
(3)

As of March 31, 2016, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans indexed to USD LIBOR. In addition, $146.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of March 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(4)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(5)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These investments are therefore presented net of the related non-consolidated senior interests.

(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2016, 79% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2016, the remaining 21% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve month period following March 31, 2016, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD(2)	$6,165,244	Interest income	$15,046	$(14,572)	$30,129	$(24,207)
	(5,251,060)	Interest expense	(13,128)	13,128	(26,255)	22,960

		Total	$1,918	$(1,444)	$3,874	$(1,247)

GBP	$882,392	Interest income	$2,206	$(1,927)	$4,412	$(3,701)
	(722,752)	Interest expense	(1,807)	1,807	(3,614)	3,614

		Total	$399	$(120)	$798	$(87)

EUR	$150,454	Interest income	$9	$—	$385	$—
	(293,785)	Interest expense	(139)	125	(874)	249

		Total	$(130)	$125	$(489)	$249

CAD(3)	$199,826	Interest income	$500	$(460)	$999	$(911)
	(470,704)	Interest expense	(1,177)	1,177	(2,354)	2,354

		Total	$(677)	$717	$(1,355)	$1,443

		Total	$1,510	$(722)	$2,828	$358

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements and loan participations sold.
(3)	Liabilities balance includes a C$14.7 million ($11.3 million as of March 31, 2016) interest rate swap used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of March 31, 2016, 21% of our loans earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	March 31, 2016
Foreign currency assets	£697,458	€387,420	C$	788,259
Foreign currency liabilities	(502,527)	(259,472)		(624,779)
Foreign currency contracts - notional	(108,300)	(48,000)		(154,450)

Net exposure to exchange rate fluctuations	£86,631	€79,948	C$	9,030

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $28.0 million and $14.5 million, respectively, as of March 31, 2016. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2016, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by Travelport Worldwide Limited and Hilton Worldwide Holdings Inc., each of which may be considered an affiliate of Blackstone and therefore our affiliate.

ITEM 6. EXHIBITS

10.1	Joinder Termination Agreement, dated as of March 25, 2016, among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC and Bank of America, N.A.

10.2	Amendment No. 4 to Master Repurchase Agreement, dated as of March 25, 2016, between Parlex 1 Finance, LLC Bank of America, N.A.

10.3	Amended and Restated Master Repurchase Agreement, dated as of January 29, 2016, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association

10.4	Acknowledgment of Guarantor, dated as of January 29, 2016, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association

10.5	Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

April 26, 2016	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 26, 2016	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)