Form 10-Q
period 2016-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2016-10-25
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of October 18, 2016 was 93,913,194.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
Assets
Cash and cash equivalents	$94,061	$96,450
Restricted cash	877	9,556
Loans receivable, net	8,347,712	9,077,007
Equity investments in unconsolidated subsidiaries	1,678	9,441
Other assets	66,613	184,119

Total Assets	$8,510,941	$9,376,573

Liabilities and Equity
Secured debt agreements	$5,320,358	$6,116,105
Loan participations sold	409,654	497,032
Convertible notes, net	166,064	164,026
Other liabilities	110,067	93,679

Total Liabilities	6,006,143	6,870,842

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 93,912,936 and 93,702,326 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	939	937
Additional paid-in capital	3,084,948	3,070,200
Accumulated other comprehensive loss	(46,389)	(32,758)
Accumulated deficit	(535,804)	(545,791)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,503,694	2,492,588
Non-controlling interests	1,104	13,143

Total Equity	2,504,798	2,505,731

Total Liabilities and Equity	$8,510,941	$9,376,573

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income from loans and other investments
Interest and related income	$128,190	$138,361	$381,686	$282,249
Less: Interest and related expenses	45,373	51,329	139,819	106,125

Income from loans and other investments, net	82,817	87,032	241,867	176,124
Other expenses
Management and incentive fees	13,701	13,813	43,161	28,535
General and administrative expenses	7,414	5,295	20,990	28,655

Total other expenses	21,115	19,108	64,151	57,190
Gain (loss) on investments at fair value	2,824	(82)	13,413	22,108
Income from equity investments in unconsolidated subsidiaries	2,060	17	2,192	5,677

Income before income taxes	66,586	67,859	193,321	146,719
Income tax provision	194	81	281	431

Net income	66,392	67,778	193,040	146,288

Net income attributable to non-controlling interests	(1,598)	(890)	(8,119)	(14,724)
Net income attributable to Blackstone Mortgage Trust, Inc.	$64,794	$66,888	$184,921	$131,564

Net income per share of common stock basic and diluted	$0.69	$0.72	$1.97	$1.69

Weighted-average shares of common stock outstanding basic and diluted	94,071,537	93,357,960	94,067,923	77,752,247

Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.66

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$66,392	$67,778	$193,040	$146,288
Other comprehensive loss
Unrealized loss on foreign currency remeasurement	(10,128)	(23,148)	(25,472)	(27,484)
Unrealized gain on derivative financial instruments	5,882	14,891	11,841	14,920

Comprehensive income	62,146	59,521	179,409	133,724
Comprehensive income attributable to non-controlling interests	(1,598)	(890)	(8,119)	(14,724)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$60,548	$58,631	$171,290	$119,000

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	Loss	Deficit	Equity	Interests	Equity
Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886
Shares of class A common stock issued, net	349	1,029,186	—	—	1,029,535	—	1,029,535
Restricted class A common stock earned	—	9,599	—	—	9,599	—	9,599
Dividends reinvested	—	192	—	(179)	13	—	13
Deferred directors’ compensation	—	281	—	—	281	—	281
Other comprehensive loss	—	—	(12,564)	—	(12,564)	—	(12,564)
Net income	—	—	—	131,564	131,564	14,724	146,288
Dividends declared on common stock	—	—	—	(136,674)	(136,674)	—	(136,674)
Distributions to non-controlling interests	—	—	—	—	—	(37,202)	(37,202)

Balance at September 30, 2015	$932	$3,066,662	$(27,588)	$(552,881)	$2,487,125	$13,037	$2,500,162

Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	14,190	—	—	14,190	—	14,190
Dividends reinvested	—	276	—	(256)	20	—	20
Deferred directors’ compensation	—	282	—	—	282	—	282
Other comprehensive loss	—	—	(13,631)	—	(13,631)	—	(13,631)
Net income	—	—	—	184,921	184,921	8,119	193,040
Dividends declared on common stock	—	—	—	(174,678)	(174,678)	—	(174,678)
Distributions to non-controlling interests	—	—	—	—	—	(20,158)	(20,158)

Balance at September 30, 2016	$939	$3,084,948	$(46,389)	$(535,804)	$2,503,694	$1,104	$2,504,798

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$193,040	$146,288
Adjustments to reconcile net income to net cash provided by operating activities
Gain on investments at fair value	(13,413)	(22,108)
Income from equity investments in unconsolidated subsidiaries	(2,192)	(5,677)
Non-cash compensation expense	16,517	14,470
Distributions of income from unconsolidated subsidiaries	8,167	5,007
Amortization of deferred interest on loans	(31,594)	(25,489)
Amortization of deferred financing costs and premiums/discount on debt obligations	15,129	14,684
Changes in assets and liabilities, net
Other assets	8,315	(28,679)
Other liabilities	(6,405)	6,114

Net cash provided by operating activities	187,564	104,610

Cash flows from investing activities
Originations and fundings of loans receivable	(2,300,636)	(6,807,347)
Principal collections and sale proceeds from loans receivable and other assets	3,054,821	1,584,189
Origination and exit fees received on loans receivable	35,388	26,799
Change in restricted cash	8,678	2,528

Net cash provided by (used in) investing activities	798,251	(5,193,831)

Cash flows from financing activities
Borrowings under secured debt agreements	2,225,895	6,560,426
Repayments under secured debt agreements	(2,988,217)	(2,279,837)
Proceeds from sales of loan participations	54,441	256,000
Repayment of loan participations	(92,000)	(238,164)
Payment of deferred financing costs	(12,564)	(19,932)
Receipts under derivative financial instruments	31,668	15,653
Payments under derivative financial instruments	(14,266)	(3,742)
Distributions to non-controlling interests	(20,158)	(37,202)
Net proceeds from issuance of class A common stock	20	1,029,535
Dividends paid on class A common stock	(174,549)	(109,178)

Net cash (used in) provided by financing activities	(989,730)	5,173,559

Net (decrease) increase in cash and cash equivalents	(3,915)	84,338
Cash and cash equivalents at beginning of period	96,450	51,810
Effects of currency translation on cash and cash equivalents	1,526	2,452

Cash and cash equivalents at end of period	$94,061	$138,600

Supplemental disclosure of cash flows information
Payments of interest	$(123,564)	$(85,494)

Payments of income taxes	$(131)	$(125)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,388)	$(57,800)

Participations sold, net	$37,559	$17,836

Loan principal payments held by servicer, net	$9,515	$232,818

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

As of both September 30, 2016 and December 31, 2015, we did not consolidate any VIEs.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Certain of our other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 14. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

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

The following methods and assumptions are used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•	Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

•	Restricted cash: The carrying amount of restricted cash approximates fair value.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230),” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. We adopted ASU 2016-15 in the third quarter of 2016 and its adoption did not have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships,” or ASU 2016-05. ASU 2016-05 clarifies that the novation of a derivative contract in a hedge accounting relationship does not, in and of itself, require de-designation of that hedge accounting relationship. Hedge accounting relationships can continue as long as all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterparty to the derivative contract is considered. We adopted ASU 2016-05 in the third quarter of 2016 and its adoption did not have a material impact on our consolidated financial statements, however ASU 2016-05 may allow us to novate derivative contracts in the future without having to de-designate the hedge accounting relationship.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2016	December 31, 2015
Number of loans	106	125
Principal balance	$8,381,679	$9,108,361
Net book value	$8,347,712	$9,077,007
Unfunded loan commitments(1)	$929,030	$700,658
Weighted-average cash coupon(2)	4.85%	4.84%
Weighted-average all-in yield(2)	5.22%	5.18%
Weighted-average maximum maturity (years)(3)	3.2	3.1

(1)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of September 30, 2016, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans indexed to USD LIBOR. In addition, $277.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.13%, as of September 30, 2016. As of December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2016, 66% of our loans were subject to yield maintenance or other prepayment restrictions and 34% were open to repayment by the borrower without penalty. As of December 31, 2015, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2015	$9,108,361	$(31,354)	$9,077,007
Loan fundings	2,300,636	—	2,300,636
Loan repayments and sales	(2,942,705)	—	(2,942,705)
Unrealized (loss) gain on foreign currency translation	(84,613)	1,181	(83,432)
Deferred fees and other items(1)	—	(35,388)	(35,388)
Amortization of fees and other items(1)	—	31,594	31,594

September 30, 2016	$8,381,679	$(33,967)	$8,347,712

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2016
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	55	$4,540,394	$4,610,800	50%
Hotel	17	1,761,751	1,832,501	19
Retail	10	823,184	1,215,822	13
Multifamily	8	586,910	588,809	6
Condominium	2	85,436	315,816	3
Manufactured housing	9	297,726	297,847	3
Other	5	252,311	575,948	6

	106	$8,347,712	$9,437,543	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	25	$2,449,223	$2,461,548	25%
Southeast	20	1,343,942	1,739,465	18
West	21	1,496,295	1,733,491	18
Midwest	6	618,939	621,012	7
Southwest	9	444,381	443,653	5
Northwest	4	245,934	293,039	3

Subtotal	85	6,598,714	7,292,208	76
International
United Kingdom	9	930,677	1,276,234	14
Canada	8	477,466	474,182	5
Germany	1	218,855	271,922	3
Spain	1	68,572	69,198	1
Netherlands	2	53,428	53,799	1

Subtotal	21	1,748,998	2,145,335	24

Total	106	$8,347,712	$9,437,543	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.1 billion of such non-consolidated senior interests as of September 30, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2015
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	55	$4,039,521	$4,085,007	41%
Hotel	20	1,903,544	1,986,113	20
Manufactured housing	18	1,361,572	1,359,132	13
Retail	9	684,944	1,031,405	10
Multifamily	11	580,112	582,545	6
Condominium	3	127,434	353,144	3
Other	9	379,880	750,780	7

	125	$9,077,007	$10,148,126	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	25	$2,260,392	$2,272,163	22%
Southeast	27	1,836,766	2,185,609	21
West	22	1,125,238	1,356,301	13
Southwest	15	1,035,839	1,034,732	10
Midwest	5	616,964	617,774	6
Northwest	5	390,307	415,207	4

Subtotal	99	7,265,506	7,881,786	76
International
United Kingdom	10	888,998	1,283,644	13
Canada	11	561,023	558,724	6
Germany	2	235,294	296,424	3
Spain	1	66,661	67,416	1
Netherlands	2	59,525	60,132	1

Subtotal	26	1,811,501	2,266,340	24

Total	125	$9,077,007	$10,148,126	100%

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

September 30, 2016				December 31, 2015
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	10	$456,047	$456,905	1	12	$919,991	$925,443
2	53	3,882,247	3,935,513	2	77	5,929,447	6,316,890
3	43	4,009,418	5,045,125	3	35	2,114,531	2,792,510
4	—	—	—	4	1	113,038	113,283
5	—	—	—	5	—	—	—

	106	$8,347,712	$9,437,543		125	$9,077,007	$10,148,126

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.1 billion and $1.0 billion of such non-consolidated senior interests as of September 30, 2016 and December 31, 2015, respectively.

The weighted-average risk rating of our total loan exposure was 2.5 and 2.2 as of September 30, 2016 and December 31, 2015, respectively. The increase in weighted-average portfolio risk rating was primarily driven by repayments of loans with lower risk ratings and origination of loans with a “3” risk rating, and not rating downgrades in the existing portfolio.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2016 or December 31, 2015. During the third quarter of 2015, one of the loans in our portfolio experienced a maturity default as a result of not meeting certain loan covenants. The loan was subsequently modified to include, among other changes: a redetermination of asset release pricing; an additional contribution of capital by the borrower; and an extension of the maturity date to February 28, 2017. During the nine months ended September 30, 2016, three of the assets collateralizing the $113.3 million loan were sold and the loan was partially repaid by $102.6 million, resulting in a net book value of $10.2 million as of September 30, 2016. The loan’s risk rating was upgraded from “4” as of December 31, 2015 to a “2” as of September 30, 2016 as a result of the collateral asset sales and resulting loan repayments, and positive leasing activity at the remaining collateral assets. As of September 30, 2016 and December 31, 2015, the borrower was current with all terms of the loan and we expect to collect all contractual amounts due thereunder.

4. EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

As of September 30, 2016, our equity investments in unconsolidated subsidiaries consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. Activity relating to our equity investments in unconsolidated subsidiaries was as follows ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2015	$9,441
Distributions	(8,167)
Income allocation(1)	404

Total as of September 30, 2016	$1,678

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Our carried interest in CTOPI entitles us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. As of September 30, 2016, we had been allocated $1.7 million of promote revenue from CTOPI based on a hypothetical liquidation of the fund at its net asset value. Accordingly, we have recognized this allocation as an equity investment in CTOPI on our consolidated balance sheets. Generally, we defer recognition of income from CTOPI until cash is received or earned, pending distribution, and appropriate contingencies have been eliminated. We recognized $2.2 million of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statement of operations during the nine months ended September 30, 2016, compared to $5.7 million during the same period in 2015. This carried interest was either received in cash, or was earned and available in cash at CTOPI pending future distribution as of each respective balance sheet date.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. Approximately 68% of the pool is two-thirds vested as of September 30, 2016, with the remainder contingent on continued employment with an affiliate of our Manager and upon our receipt of promote distributions from CTOPI. The remaining 32% of the pool is fully vested as a result of an acceleration event. During the nine months ended September 30, 2016, we recognized $1.1 million under the CTOPI incentive plan, compared to $2.6 million for the same period in 2015. Such amounts were recognized as a component of general and administrative expenses in our consolidated statement of operations.

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	September 30,	December 31,
	2016	2015
Loan portfolio payments held by servicer(1)	$33,050	$122,666
Accrued interest receivable	31,323	37,161
Real estate debt and equity investments, at fair value(2)	1,441	14,220
Prepaid expenses	325	890
Derivative assets	268	8,657
Prepaid taxes	206	525

Total	$66,613	$184,119

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)	Real estate debt and equity investments consists of assets held by CT Legacy Partners and are measured at fair value.

As of September 30, 2016, our other liabilities primarily included $58.2 million of accrued dividends payable, $22.8 million of secured debt repayments pending servicer remittance as of the balance sheet date, and $13.7 million of accrued management and incentive fees payable to our Manager. As of December 31, 2015, our other liabilities primarily included $58.1 million of accrued dividends payable and $14.4 million of accrued management and incentive fees payable to our Manager.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

6. SECURED DEBT AGREEMENTS

Our secured debt agreements include revolving repurchase facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	September 30, 2016	December 31, 2015
Revolving repurchase facilities	$3,044,434	$2,495,805
GE portfolio acquisition facility	1,587,822	3,161,291
Asset-specific financings	653,652	474,655
Revolving credit agreement	50,000	—

Total secured debt agreements	$5,335,908	$6,131,751

Deferred financing costs(1)	(15,550)	(15,646)

Net book value of secured debt	$5,320,358	$6,116,105

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	September 30, 2016
	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,390,190	$1,085,153	$801,271	$283,882
MetLife	1,000,000	967,359	756,054	756,054	—
Bank of America	750,000	742,081	577,694	577,694	—
JP Morgan(4)	500,000	524,516	403,483	353,630	49,853
Citibank	500,000	623,857	481,572	252,175	229,397
Morgan Stanley(5)	324,200	254,803	200,665	200,665	—
Société Générale(6)	448,880	166,369	131,000	102,945	28,055

	$5,523,080	$4,669,175	$3,635,621	$3,044,434	$591,187

	December 31, 2015
	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Bank of America	$750,000	$840,884	$665,861	$618,944	$46,917
Wells Fargo	1,000,000	879,155	687,200	562,382	124,818
JP Morgan(4)	524,547	589,752	464,723	382,042	82,681
Citibank	500,000	568,032	436,217	344,879	91,338
MetLife	750,000	593,273	462,849	324,587	138,262
Morgan Stanley(5)	370,400	273,280	212,050	209,038	3,012
Société Générale(6)	437,320	67,416	53,933	53,933	—

	$4,332,267	$3,811,792	$2,982,833	$2,495,805	$487,028

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)

As of September 30, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated. As of December 31, 2015, the JP Morgan maximum facility was composed of general $250.0 million facility size plus a general £153.0 million ($226.7 million) facility size provided under a related agreement that contemplated U.S. Dollars and British Pound Sterling borrowings, and additional capacity of ₤32.3 million ($47.8 million) on the ₤153.0 million facility.

(5)	The Morgan Stanley maximum facility size represents a £250.0 million facility size that was translated to $324.2 million as of September 30, 2016, and $370.4 million as of December 31, 2015.
(6)	The Société Générale maximum facility size represents a €400.0 million facility size that was translated to $448.9 million as of September 30, 2016, and $437.3 million as of December 31, 2015.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.9 billion for the nine months ended September 30, 2016. As of September 30, 2016, we had aggregate borrowings of $3.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.01% per annum, and a weighted-average advance rate of 79.1%. As of September 30, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our revolving repurchase facilities was $2.5 billion for the nine months ended December 31, 2015. As of December 31, 2015, we had aggregated borrowings of $2.5 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.05% per annum, and a weighted-average advance rate of 78.8%. As of December 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.3 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following table outlines the key terms of our revolving repurchase facilities as of September 30, 2016:

Lender	Currency	Rate(1)	Guarantee(2)	Advance Rate(3)	Margin Call(4)	Term/Maturity
Wells Fargo	$	L+1.77%	25%	79.6%	Collateral marks only	Term matched(5)
MetLife	$	L+1.84%	50%	78.8%	Collateral marks only	April 22, 2022(6)
Bank of America	$	L+1.67%	50%	79.3%	Collateral marks only	May 21, 2021(7)
JP Morgan	$ / £	L+1.84%	50%	78.8%	Collateral marks only	January 7, 2019
Citibank	$	L+1.85%	25%	78.3%	Collateral marks only	Term matched(5)
Morgan Stanley	£ / €	L+2.35%	25%	78.8%	Collateral marks only	March 1, 2019
Société Générale	£ / €	L+1.71%	25%	80.0%	Collateral marks only	Term matched(5)

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

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. During the second quarter of 2016, we increased the facility size by $125.0 million. As of September 30, 2016, this facility provided for $1.8 billion of financing, of which $1.6 billion was outstanding and an additional $200.5 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of September 30, 2016, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $1.6 billion and $3.1 billion under the GE portfolio acquisition facility as of September 30, 2016 and December 31, 2015, respectively.

Sequential Pay Advance

The GE portfolio acquisition facility also included a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. As of September 30, 2016, the sequential pay advance borrowings under the GE portfolio acquisition facility had been fully repaid. As of December 31, 2015, we had outstanding sequential pay advance borrowings of $40.7 million. Borrowings under the sequential pay advance accrued interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance was denominated in U.S. Dollars and was repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each had a maturity date that was one year from the date of funding, and we had guaranteed 100% of outstanding borrowings of the sequential pay advance.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Asset-Specific Financings

The following table details statistics for our asset-specific financings ($ in thousands):

	September 30, 2016
Lender	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
JP Morgan(3)
Collateral assets	1	$ 280,415	$ 278,963	L+3.88%	n/a	Jan. 2020
Financing provided	1	233,679	233,541	L+1.89%	$116,839	Jan. 2020
Citibank(3)
Collateral assets	2	201,270	201,135	L+4.45%	n/a	Nov. 2020
Financing provided	2	158,652	158,605	L+2.48%	39,663	Nov. 2020
Deutsche Bank
Collateral assets	1	180,740	178,107	L+5.17%	n/a	Aug. 2021
Financing provided	1	135,075	133,599	L+3.00%	67,538	Aug. 2021
Bank of the Ozarks
Collateral assets	2	108,423	105,630	L+6.20%	n/a	Feb. 2020
Financing provided	2	81,907	80,603	L+3.59%	—	Feb. 2020
Wells Fargo
Collateral assets	1	63,341	62,955	L+6.05%	n/a	Dec. 2019
Financing provided	1	44,339	44,067	L+3.20%	8,868	Dec. 2019
Total
Collateral assets	7	$ 834,189	$ 826,790	L+4.76%	n/a

Financing provided	7	$ 653,652	$ 650,415	L+2.57%	$232,908

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	December 31, 2015
Lender	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
Wells Fargo(3)
Collateral assets	3	$319,897	$318,693	L+4.92%	n/a	Jun. 2019
Financing provided	3	234,850	234,115	L+2.37%	$42,627	Jun. 2019
JP Morgan(3)
Collateral assets	1	274,878	272,632	L+3.88%	n/a	Jan. 2020
Financing provided	1	214,491	214,391	L+1.94%	53,623	Jan. 2020
Citibank(3)
Collateral assets	1	36,749	36,514	L+4.42%	n/a	Oct. 2018
Financing provided	1	25,314	25,293	L+2.08%	6,329	Oct. 2018
Total
Collateral assets	5	$631,524	$627,839	L+4.44%	n/a

Financing provided	5	$474,655	$473,799	L+2.16%	$102,579

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

The weighted-average outstanding balance of our asset-specific financings was $557.9 million for the nine months ended September 30, 2016 and $574.3 million for the nine months ended December 31, 2015.

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

During the three months ended September 30, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $24.5 million, and we recorded interest expense of $421,000, including $127,000 of amortization of deferred fees and expenses. During the nine months ended September 30, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $29.7 million and we recorded interest expense of $915,000, including $248,000 of amortization of deferred fees and expenses. As of September 30, 2016 we had $50.0 million outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2016; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2016 and December 31, 2015, we were in compliance with these covenants.

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

The following table details statistics for our loan participations sold ($ in thousands):

	September 30, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
Total loan	2	$495,912	$492,133	L+4.51%	n/a	Sep. 2019
Senior participation(3)(4)	2	411,427	409,654	L+2.71%	$31,123	Sep. 2019

	December 31, 2015
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
Total loan	3	$608,554	$604,321	L+4.15%	n/a	Nov. 2018
Senior participation(3)(4)	3	498,992	497,032	L+2.49%	$35,558	Nov. 2018

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	Other than one instance where we entered into a related guarantee agreement for £24.0 million ($31.1 million as of September 30, 2016), our loan participations sold are non-recourse to us.
(3)

During the three and nine months ended September 30, 2016, we recorded $3.4 million and $10.7 million, respectively, of interest expense related to our loan participations sold, of which $3.2 million and $10.3 million was paid in cash. During the three and nine months ended September 30, 2015, we recorded $5.2 million and $14.4 million, respectively, of interest expense related to our loan participations sold, of which $4.5 million and $13.2 million was paid in cash.

(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.8 million and $2.0 million as of September 30, 2016 and December 31, 2015, respectively.

8. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of September 30, 2016. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. As a result of exceeding the cumulative dividend threshold as defined in the Convertible Notes Supplemental Indenture, the conversion rate was adjusted on September 28, 2016 to 35.7236 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.99 per share of class A common stock. We may not redeem the Convertible Notes prior to maturity. The average share price of our Class A common stock of $28.95 during the three months ended September 30, 2016 was greater than the per share conversion price of the Convertible Notes. We have the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Upon issuance of the Convertible Notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the three months ended September 30, 2016, we incurred total interest on our convertible notes of $3.0 million, of which $2.3 million related to cash coupon and $691,000 related to the amortization of discount and certain issuance costs. During the nine months ended September 30, 2016, we incurred total interest on our convertible notes of $8.8 million, of which $6.8 million related to cash coupon and $2.0 million related to the amortization of discount and certain issuance costs. During the three months ended September 30, 2015, we incurred total interest on our convertible notes of $2.9 million, of which $2.3 million related to cash coupon and $649,000 related to the amortization of discount and certain issuance costs. During the nine months ended September 30, 2015, we incurred total interest on our convertible notes of $8.7 million, of which $6.8 million related to cash coupon and $1.9 million related to the amortization of discount and certain issuance costs.

As of September 30, 2016, the Convertible Notes were carried on our consolidated balance sheet at $166.1 million, net of an unamortized discount of $6.2 million and deferred financing costs of $231,000. As of December 31, 2015, the Convertible Notes were carried on our consolidated balance sheet at $164.0 million, net of an unamortized discount of $8.2 million and deferred financing costs of $305,000. Accrued interest payable for the Convertible Notes was $3.0 million and $755,000 as of September 30, 2016 and December 31, 2015, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2016				December 31, 2015
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell CAD Forward	1	C$	119,600	Sell CAD Forward	2	C$	154,900
Sell GBP Forward	1		£117,900	Sell GBP Forward	2		£90,400
Sell EUR Forward	1		€44,900	Sell EUR Forward	1		€49,000

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2016
Interest Rate Derivatives	Number of Instruments	Notional Amount		Rate/ Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	3.9
Interest Rate Caps	25		$1,086,261	2.0%	USD LIBOR	0.6
Interest Rate Caps	6	C$	439,320	2.0%	CDOR	0.6
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	0.6

December 31, 2015
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	26		$1,097,632	2%	USD LIBOR	1.3
Interest Rate Caps	7	C$	483,286	2%	CDOR	1.2
Interest Rate Caps	1		€152,710	2%	EURIBOR	1.0
Interest Rate Caps	1		£15,142	2%	GBP LIBOR	1.3

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2016, we estimate that an additional $1.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense. Additionally, during the three and nine months ended September 30, 2016 and 2015, we did not record any hedge ineffectiveness in our consolidated statements of operations.

Non-designated Hedges

During the three and nine months ended September 30, 2016, we recorded unrealized losses of $528,000 and $2.2 million, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. We recorded losses of $748,000 and $759,000 during the three and nine months ended September 30, 2015, respectively.

The following table summarizes our non-designated hedges (notional amount in thousands):

September 30, 2016				December 31, 2015
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	2		€152,710	Interest Rate Caps	4	C$	67,303
Interest Rate Caps	3	C$	52,630	Interest Rate Caps	1		$13,387
Buy GBP / Sell EUR	1		€12,857	Buy GBP / Sell EUR Forward	1		€12,857
Buy USD / Sell CAD	1	C$	7,000	Buy GBP / Sell USD Forward	1		£10,400
Buy CAD / Sell USD	1	C$	7,000	Buy USD / Sell GBP Forward	1		£10,400
				Buy CAD / Sell USD Forward	1	C$	1,000
				Buy USD / Sell CAD Forward	1	C$	1,000

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	$251	$7,999	$895	$511
Interest rate derivatives	—	238	25	—

Total derivatives designated as hedging instruments	$251	$8,237	$920	$511

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$17	$419	$221	$937
Interest rate derivatives	—	1	—	—

Total derivatives not designated as hedging instruments	$17	$420	$221	$937

Total Derivatives	$268	$8,657	$1,141	$1,448

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Hedging Relationships	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016		Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net Investment
Foreign exchange contracts(1)	$5,627	$11,748	Interest Expense	$—	$—

Cash Flow Hedges
Interest rate derivatives	14	(274)	Interest Expense	(241)	(367)

Total	$5,641	$11,474		$(241)	$(367)

(1)

During the three and nine months ended September 30, 2016, we received net cash settlements of $19.2 million and $17.4 million, respectively, on our foreign currency forward contracts, compared to receiving $10.8 million and $13.7 million during the same periods in 2015. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2016, we were in a net asset position of $48,000 with one of our derivative counterparties and a net liability position of $921,000 with another of our derivative counterparties. While we were in a net liability position with one counterparty as of September 30, 2016, we were not required to post collateral as our liability position was below the threshold defined in our agreement with this counterparty.

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of September 30, 2016, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2016.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2016	2015
Beginning balance	93,843,847	58,388,808
Issuance of class A common stock	812	34,780,443
Issuance of restricted class A common stock, net	209,798	162,531
Issuance of deferred stock units	20,850	16,288

Ending balance	94,075,307	93,348,070

(1)	Deferred stock units held by members of our board of directors totaled 162,371 and 135,207 as of September 30, 2016 and 2015, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2016, we issued 262 shares and 812 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 145 shares and 418 shares for the same periods in 2015. As of September 30, 2016, a total of 9,998,585 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the nine months ended September 30, 2016 and 2015. As of September 30, 2016, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

On September 13, 2016, we declared a dividend of $0.62 per share, or $58.2 million, that was paid on October 14, 2016 to stockholders of record as of September 30, 2016. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.66
Total dividends declared	$58,226	$57,800	$174,678	$136,674

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income(1)	$64,794	$66,888	$184,921	$131,564
Weighted-average shares outstanding, basic and diluted	94,071,537	93,357,960	94,067,923	77,752,247

Per share amount, basic and diluted	$0.69	$0.72	$1.97	$1.69

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of September 30, 2016, total accumulated other comprehensive loss was $46.4 million, primarily representing (i) $83.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) offsetting $36.9 million realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2015, total accumulated other comprehensive loss was $32.8 million, primarily representing (i) $57.8 million of cumulative unrealized currency translation adjustment on assets and liabilities denominated in foreign currencies and (ii) an offsetting $25.0 million unrealized gain related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that are not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. As of September 30, 2016, CT Legacy Partners’ total equity was $1.9 million, of which $786,000 was owned by Blackstone Mortgage Trust, and $1.1 million was allocated to non-controlling interests. As of December 31, 2015, CT Legacy Partners’ total equity was $22.5 million, of which $9.4 million was owned by Blackstone Mortgage Trust, and $13.1 million was allocated to non-controlling interests.

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

During the three and nine months ended September 30, 2016, we incurred $9.5 million and $28.4 million, respectively, of management fees payable to our Manager, compared to $9.4 million and $22.9 million during the same periods in 2015. In addition, during the three and nine months ended September 30, 2016, we incurred $4.2 million and $14.8 million, respectively, of incentive fees payable to our Manager, compared to $4.5 million and $5.7 million during the same periods in 2015.

As of September 30, 2016 we had accrued management and incentive fees payable to our Manager of $13.7 million, compared to $14.4 million as of December 31, 2015.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Professional services	$828	$898	$2,474	$2,375
Operating and other costs	305	671	1,695	1,783
GE transaction costs	—	370	—	9,583

Subtotal	1,133	1,939	4,169	13,741
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	938	8	1,106	2,605
Management incentive awards plan - CT Legacy Partners(2)	354	89	1,112	2,151
Restricted class A common stock earned	4,855	3,095	14,190	9,601
Director stock-based compensation	94	94	282	281

Subtotal	6,241	3,286	16,690	14,638

Total BXMT expenses	7,374	5,225	20,859	23,154
Expenses of consolidated subsidiaries	40	70	131	276

Total general and administrative expenses	$7,414	$5,295	$20,990	$28,655

(1)	Represents the portion of CTOPI promote revenue accrued under compensation awards. See Note 4 for further discussion.
(2)

Represents the accrual of amounts payable under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). Approximately 50% of the pool was 75% vested as of September 30, 2016, with the remainder contingent on continued employment with an affiliate of our Manager and our receipt of distributions from CT Legacy Partners. Of the remaining 50% of the pool, 27% is fully vested as a result of an acceleration event, and 23% vest only upon our receipt of distributions from CT Legacy Partners. We accrue a liability for the amounts due under these grants based on the value of CT Legacy Partners and the periodic vesting of the awards granted. Accrued payables for these awards were $114,000 as of September 30, 2016 and $1.3 million as of December 31, 2015.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2016 and December 31, 2015, we were in compliance with all REIT requirements.

During the three and nine months ended September 30, 2016, we recorded an income tax provision of $194,000 and an income tax provision of $281,000, respectively, primarily related to various state and local taxes. During the three and nine months ended September 30, 2015, we recorded an income tax provision of $81,000 and $431,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2016 or December 31, 2015.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, and net capital losses, or NCLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2015, we had NOLs of $159.0 million and NCLs of $602,000 available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. If we are unable to utilize our NCLs, they will expire in 2017.

As of September 30, 2016, tax years 2013 through 2015 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of September 30, 2016, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of September 30, 2016: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2016, there were 2,389,910 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	1,114,908	$27.64
Granted	245,225	26.51
Vested	(513,849)	27.10
Forfeited	(35,427)	27.49

Balance as of September 30, 2016	810,857	$27.64

These shares generally vest in quarterly installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 810,857 shares of restricted class A common stock outstanding as of September 30, 2016 will vest as follows: 127,932 shares will vest in 2016; 446,781 shares will vest in 2017; and 236,144 shares will vest in 2018. As of September 30, 2016, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $23.9 million based on the September 30, 2016 closing price of our class A common stock of $29.45. This cost is expected to be recognized over a weighted average period of 1.0 years from September 30, 2016.

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$268	$—	$268	$—	$8,657	$—	$8,657
Other assets(1)	$—	$241	$1,200	$1,441	$—	$1,659	$12,561	$14,220
Liabilities
Derivatives	$—	$1,141	$—	$1,141	$—	$1,448	$—	$1,448

(1)	Other assets include loans, securities, equity investments, and other receivables measured at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
January 1,	$12,561	$47,507
Proceeds from investment realizations	(2,406)	(57,039)
Transfers out of level 3	(20,745)	—
Adjustments to fair value included in earnings
Gain on investments at fair value	11,790	22,228

September 30,	$1,200	$12,696

During the second quarter of 2016, $20.7 million of collateralized debt obligations, or CDOs, were transferred out of Level 3 and into Level 1 as a result of a binding agreement to sell the underlying collateral assets of the CDO to an independent third-party. These investments were realized in the third quarter of 2016. Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2016			December 31, 2015
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$94,061	$94,061	$94,061	$96,450	$96,450	$96,450
Restricted cash	877	877	877	9,556	9,556	9,556
Loans receivable, net	8,347,712	8,381,679	8,392,677	9,077,007	9,108,361	9,121,732
Financial liabilities
Secured debt agreements	5,320,358	5,335,908	5,335,908	6,116,105	6,131,751	6,131,751
Loan participations sold	409,654	411,427	411,427	497,032	498,992	498,992
Convertible notes, net	166,064	172,500	190,181	164,026	172,500	171,344

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of September 30, 2016, our consolidated balance sheet included $13.7 million of accrued management and incentive fees payable to our Manager. During the three and nine months ended September 30, 2016, we paid $15.8 million and $43.8 million, respectively, of management and incentive fees to our Manager, compared to $8.1 million and $21.0 million during the same periods of 2015. In addition, during the three and nine months ended September 30, 2016, we reimbursed our Manager for $82,000 and $462,000, respectively, of expenses incurred on our behalf. During the nine months ended September 30, 2015, we reimbursed our Manager for $139,000 of expenses incurred on our behalf. We did not reimburse our Manager for any expenses incurred on our behalf during the three months ended September 30, 2015. As of September 30, 2016, our consolidated balance sheet includes $31,000 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager, compared to $83,000 as of December 31, 2015. During the three and nine months ended September 30, 2016, CT Legacy Partners made aggregate preferred distributions of $146,000 and $491,000, respectively, to such affiliate, compared to $216,000 and $1.1 million during the same periods of 2015.

As of September 30, 2016, our Manager held 391,871 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $10.9 million. We did not issue any shares of restricted class A common stock to our Manager during the nine months ended September 30, 2016. The shares of restricted class A common stock vest ratably in quarterly installments over three years from the date of issuance. During the three and nine months ended September 30, 2016, we recorded non-cash expense related to shares granted to our Manager of $2.5 million and $7.1 million, respectively, compared to $1.6 million and $4.9 million during the same periods of 2015. Refer to Note 13 for further discussion of our restricted class A common stock.

During the three months ended September 30, 2016, we originated a loan to a borrower who engaged an affiliate of our Manager to act as title insurance agent in connection with the transaction. The borrower paid the title insurance agent a fee of $196,000 for its services. We did not incur any expenses or receive any revenues as a result of this transaction.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which will result in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. An aggregate of $40.1 million of net sales proceeds has been received to date by CT Legacy Partners, of which $2.4 million was received during the nine months ended September 30, 2016. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, received incentive compensation payments totaling $2.7 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million was paid during 2015, and the remaining $162,000 was paid during the nine months ended September 30, 2016. See Note 11 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

During the three and nine months ended September 30, 2016, we incurred $112,000 and $282,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager, compared to $178,000 and $307,000 during the same periods of 2015.

16. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of September 30, 2016, we had unfunded commitments of $929.0 million related to 58 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next three years.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Income Tax Audits of CTIMCO

The State of New York is currently examining the income tax returns for the years ended December 31, 2012 and 2011 of our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. The examination is on-going, and no final adjustments have been made or agreed to. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined to be owed by CTIMCO would ultimately be paid by us. As of September 30, 2016, there were no reserves recorded for the CTIMCO examination. The Internal Revenue Service, or IRS, separately examined the income tax return of CTIMCO for the year ended December 31, 2012. During the three months ended September 30, 2016, the IRS completed its examination with no adjustments.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2016, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of September 30, 2016, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. As of September 30, 2016, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2015, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, and elsewhere in this quarterly report on Form 10-Q.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2016 we recorded earnings per share of $0.69, declared a dividend of $0.62 per share, and reported $0.71 per share of Core Earnings. In addition, our book value per share as of September 30, 2016 was $26.61. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2016	June 30, 2016
Net income (1)	$64,794	$63,081
Weighted-average shares outstanding, basic and diluted	94,071,537	94,064,423

Net income per share, basic and diluted	$0.69	$0.67

Dividends per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2016	June 30, 2016
Net income(1)	$64,794	$63,081
CT Legacy Portfolio net income	(1,805)	(3,825)
Non-cash compensation expense	4,949	4,836
GE purchase discount accretion adjustment(2)	(929)	(1,247)
Other items	(65)	278

Core Earnings	$66,944	$63,123

Weighted-average shares outstanding, basic and diluted	94,071,537	94,064,423

Core Earnings per share, basic and diluted	$0.71	$0.67

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2016	June 30, 2016
Stockholders’ equity	$2,503,694	$2,496,417
Shares
Class A common stock	93,912,936	93,912,674
Deferred stock units	162,371	155,676

Total outstanding	94,075,307	94,068,350

Book value per share	$26.61	$26.54

II. Loan Portfolio

During the quarter ended September 30, 2016, we originated $956.6 million of loans. Loan fundings during the quarter totaled $925.8 million, including $27.1 million of non-consolidated senior interests. Loan repayments and sales during the quarter totaled $1.6 billion, which included the repayment of an aggregate $865.1 million from four related loans to a single sponsor, contributing to decreases in the manufactured housing and fixed rate loan components of our overall portfolio. We generated interest income of $128.2 million and incurred interest expense of $45.4 million during the quarter, which resulted in $82.8 million of net interest income during the three months ended September 30, 2016.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Loan originations(1)	$956,583	$2,677,128
Loan fundings(2)	$925,840	$2,392,739
Loan repayments and sales(3)	(1,621,090)	(2,962,904)

Total net fundings	$(695,250)	$(570,165)

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)

Loan fundings during the three months ended September 30, 2016 include $27.1 million of additional fundings under related non-consolidated senior interests, and loan fundings during the nine months ended September 30, 2016 include $92.1 million of additional fundings under related non-consolidated senior interests.

(3)	Loan repayments and sales during the three and nine months ended September 30, 2016 include $20.2 million of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of September 30, 2016 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	106	106	89	17
Principal balance	$8,381,679	$9,437,543	$8,147,417	$1,290,126
Net book value	$8,347,712	$9,398,383	$8,107,348	$1,291,035
Unfunded loan commitments(2)	$929,030	$1,061,572	$1,061,572	$—
Weighted-average cash coupon(3)	4.85%	4.66%	L+4.03%	5.07%
Weighted-average all-in yield(3)	5.22%	5.09%	L+4.44%	5.62%
Weighted-average maximum maturity (years)(4)	3.2	3.3	3.3	3.5
Loan to value (LTV)(5)	61.0%	60.5%	59.8%	64.5%

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

(3)

As of September 30, 2016, our floating rate loans were indexed to various benchmark rates, with 86% of floating rate loans indexed to USD LIBOR based on total loan exposure. In addition, $277.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.13%, as of September 30, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2016, 70% of our loans were subject to yield maintenance or other prepayment restrictions and 30% were open to repayment by the borrower without penalty, based on total loan exposure.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of September 30, 2016:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2016
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	10	$456,047	$456,905
2	53	3,882,247	3,935,513
3	43	4,009,418	5,045,125
4	—	—	—
5	—	—	—

	106	$8,347,712	$9,437,543

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.1 billion of such non-consolidated senior interests as of September 30, 2016.

The weighted-average risk rating of our total loan exposure was 2.5 and 2.3 as of September 30, 2016 and June 30, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

Portfolio Financing

Our portfolio financing arrangements include revolving repurchase facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, and non-consolidated senior interests.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	September 30, 2016	December 31, 2015
Revolving repurchase facilities	$3,044,434	$2,495,805
GE portfolio acquisition facility	1,587,822	3,161,291
Asset-specific financings	653,652	474,655
Revolving credit agreement	50,000	—
Loan participations sold	411,427	498,992
Non-consolidated senior interests	1,055,864	1,039,765

Total portfolio financing	$6,803,199	$7,670,508

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	September 30, 2016
	Maximum	Collateral	Repurchase Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,390,190	$1,085,153	$801,271	$283,882
MetLife	1,000,000	967,359	756,054	756,054	—
Bank of America	750,000	742,081	577,694	577,694	—
JP Morgan(4)	500,000	524,516	403,483	353,630	49,853
Citibank	500,000	623,857	481,572	252,175	229,397
Morgan Stanley(5)	324,200	254,803	200,665	200,665	—
Société Générale(6)	448,880	166,369	131,000	102,945	28,055

	$5,523,080	$4,669,175	$3,635,621	$3,044,434	$591,187

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)	The JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.
(5)	The Morgan Stanley maximum facility size represents a £250.0 million facility size that was translated to $324.2 million as of September 30, 2016.
(6)	The Société Générale maximum facility size represents a €400.0 million facility size that was translated to $448.9 million as of September 30, 2016.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.9 billion for the nine months ended September 30, 2016. As of September 30, 2016, we had aggregate borrowings of $3.0 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.01% per annum, and a weighted-average advance rate of 79.1%. As of September 30, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. During the second quarter of 2016, we increased the facility size by $125.0 million. As of September 30, 2016, this facility provided for $1.8 billion of financing, of which $1.6 billion was outstanding and an additional $200.5 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of September 30, 2016, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $1.6 billion and $3.1 billion under the GE portfolio acquisition facility as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, the sequential pay advance borrowings under the GE portfolio acquisition facility had been fully repaid.

Asset-Specific Financings

During the nine months ended September 30, 2016, we entered into four asset-specific financings providing an additional $512.9 million of credit capacity. The following table details statistics for our asset-specific financings ($ in thousands):

	September 30, 2016
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Lender	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
JP Morgan(3)
Collateral assets	1	$280,415	$278,963	L+3.88%	n/a	Jan. 2020
Financing provided	1	233,679	233,541	L+1.89%	$116,839	Jan. 2020
Citibank(3)
Collateral assets	2	201,270	201,135	L+4.45%	n/a	Nov. 2020
Financing provided	2	158,652	158,605	L+2.48%	39,663	Nov. 2020
Deutsche Bank
Collateral assets	1	180,740	178,107	L+5.17%	n/a	Aug. 2021
Financing provided	1	135,075	133,599	L+3.00%	67,538	Aug. 2021
Bank of the Ozarks
Collateral assets	2	108,423	105,630	L+6.20%	n/a	Feb. 2020
Financing provided	2	81,907	80,603	L+3.59%	—	Feb. 2020
Wells Fargo
Collateral assets	1	63,341	62,955	L+6.05%	n/a	Dec. 2019
Financing provided	1	44,339	44,067	L+3.20%	8,868	Dec. 2019
Total
Collateral assets	7	$834,189	$826,790	L+4.76%	n/a

Financing provided	7	$653,652	$650,415	L+2.57%	$232,908

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

During the three months ended September 30, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $24.5 million, and we recorded interest expense of $421,000, including $127,000 of amortization of deferred fees and expenses. During the nine months ended September 30, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $29.7 million and we recorded interest expense of $915,000, including $248,000 of amortization of deferred fees and expenses. As of September 30, 2016 we had $50.0 million outstanding borrowings under the agreement.

Loan Participations Sold

The following table details statistics for our loan participations sold ($ in thousands):

	September 30, 2016
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	2	$495,912	$492,133	L+4.51%	n/a	Sep. 2019
Senior participation(3)(4)	2	411,427	409,654	L+2.71%	$31,123	Sep. 2019

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	Other than one instance where we entered into a related guarantee agreement for £24.0 million ($31.1 million as of September 30, 2016), our loan participations sold are non-recourse to us.
(3)

During the three and nine months ended September 30, 2016, we recorded $3.4 million and $10.7 million, respectively, of interest expense related to our loan participations sold, of which $3.2 million and $10.3 million was paid in cash.

(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.8 million as of September 30, 2016.

Refer to Note 7 to our consolidated financial statements for additional details related to our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of September 30, 2016 ($ in thousands):

	September 30, 2016
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	4	$1,297,548	$ n/a	5.66%	n/a	Apr. 2021
Senior participation	4	1,055,864	n/a	4.02%	n/a	Apr. 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2016, 86% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2016, the remaining 14% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of September 30, 2016 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$7,015,870	£664,892	€109,604	C$	192,349
Floating rate debt(1)(2)(3)	(5,100,802)	(528,979)	(213,444)		(489,223)

Net floating rate exposure(4)	$1,915,068	£135,913	€(103,840)	C$	(296,874)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, and non-consolidated senior interests.
(3)	Liabilities balance includes a C$17.3 million ($13.2 million as of September 30, 2016) interest rate swap used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, €152.7 million, and C$491.9 million to limit our exposure to increases in interest rates.

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

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

Debt-to-Equity Ratio and Total Leverage

The following table presents our debt-to-equity ratio and total leverage:

	September 30,	December 31,
	2016	2015
Debt-to-equity ratio(1)	2.2x	2.5x
Total leverage(2)	2.7x	3.1x

(1)	Represents (i) total debt outstanding, less cash to (ii) stockholders’ equity. Excludes structural leverage provided by loan participations sold and non-consolidated senior interests.
(2)	Represents (i) total debt outstanding, loan participations sold, and non-consolidated senior interests, less cash to (ii) stockholders’ equity.

CT Legacy Portfolio

As of September 30, 2016, our CT Legacy Portfolio consists of (i) our interests in CT Legacy Partners, LLC and (ii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the nine months ended September 30, 2016 we recognized (i) $13.4 million of gain on investments at fair value, (ii) $2.2 million of income from equity investments in unconsolidated subsidiaries, (iii) $2.3 million of general and administrative expenses, and (iv) $8.1 million of net income attributable to non-controlling interest related to our CT Legacy Portfolio. In addition, we received $22.2 million of distributions related to assets in the CT Legacy Portfolio.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations and certain key operating metrics ($ in thousands, except per share data):

	Three Months Ended		2016 vs	Nine Months Ended		2016 vs
	September 30,		2015	September 30,		2015
	2016	2015		$2016	2015	$
Income from loans and other investments
Interest and related income	$128,190	$138,361	$(10,171)	$381,686	$282,249	$99,437
Less: Interest and related expenses	45,373	51,329	(5,956)	139,819	106,125	33,694

Income from loans and other investments, net	82,817	87,032	(4,215)	241,867	176,124	65,743
Other expenses
Management and incentive fees	13,701	13,813	(112)	43,161	28,535	14,626
General and administrative expenses	7,414	5,295	2,119	20,990	28,655	(7,665)

Total other expenses	21,115	19,108	2,007	64,151	57,190	6,961
Gain (loss) on investments at fair value	2,824	(82)	2,906	13,413	22,108	(8,695)
Income from equity investments in unconsolidated subsidiaries	2,060	17	2,043	2,192	5,677	(3,485)

Income before income taxes	66,586	67,859	(1,273)	193,321	146,719	46,602
Income tax provision	194	81	113	281	431	(150)

Net income	66,392	67,778	(1,386)	193,040	146,288	46,752

Net income attributable to non-controlling interests	(1,598)	(890)	(708)	(8,119)	(14,724)	6,605

Net income attributable to Blackstone Mortgage Trust, Inc.	$64,794	$66,888	$(2,094)	$184,921	$131,564	$53,357

Net income per share - basic and diluted	$0.69	$0.72	$(0.03)	$1.97	$1.69	$0.28
Dividends declared per share	$0.62	$0.62	$0.00	$1.86	$1.66	$0.20

Income from loans and other investments, net

Income from loans and other investments, net decreased $4.2 million during the three months ended September 30, 2016 as compared to the corresponding period in 2015. The decrease was primarily due to repayments of the loans in the GE portfolio, which closed during the second quarter of 2015. This was partially offset by the reduction of interest expense incurred on the GE portfolio acquisition facility.

Income from loans and other investments, net increased $65.7 million during the nine months ended September 30, 2016 as compared to the corresponding period in 2015. The increase was primarily due to the accretive effects of the GE portfolio acquisition and the resulting increase in the total size of our loan portfolio. This was partially offset by the additional interest expense incurred on the GE portfolio acquisition facility.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $2.0 million during the three months ended September 30, 2016 compared to the corresponding period in 2015 due to (i) an increase of $1.8 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (ii) an increase of $1.2 million of compensation expenses associated with our CT Legacy Portfolio incentive plans. These were offset by (i) a decrease of $467,000 of general operating expenses, (ii) a decrease of $370,000 of transaction costs related the GE loan portfolio acquisition, and (iii) a decrease of $263,000 of incentive fees payable to our Manager.

Other expenses increased by $7.0 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to (i) an increase of $9.1 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before any incentive fees) exceeding the performance hurdle, (ii) an increase of $5.5 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock in 2015, and (iii) an increase of $4.6 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans. These were offset by (i) a decrease of $9.6 million of transaction costs related the GE loan portfolio acquisition, (ii) a decrease of $2.5 million of compensation expenses associated with our CT Legacy Portfolio incentive plans and (iii) a decrease of $132,000 of additional general operating expenses.

Gain on investments at fair value

During the three months ended September 30, 2016, we recognized $2.8 million of net gains, primarily on investments held by CT Legacy Partners compared to $82,000 of net losses during the three months ended September 30, 2015.

During the nine months ended September 30, 2016, we recognized $13.4 million of net gains, primarily on investments held by CT Legacy Partners compared to $22.1 million during the nine months ended September 30, 2015.

Income from equity investments in unconsolidated subsidiaries

During the three months ended September 30, 2016, we recognized $2.1 million of promote income from CTOPI compared to $17,000 of promote income during the three months ended September 30, 2015.

During the nine months ended September 30, 2016, we recognized $2.2 million of promote income from CTOPI compared to $5.7 million of promote income during the nine months ended September 30, 2015.

Net income attributable to non-controlling interests

During the three months ended September 30, 2016, we recognized $1.6 million of net income attributable to non-controlling interests compared with $890,000 during the three months ended September 30, 2015. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. The increase in income attributable to non-controlling interests is primarily a result of the increase of $2.9 million of gain on investments at fair value recognized by CT Legacy Partners during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

During the nine months ended September 30, 2016, we recognized $8.1 million of net income attributable to non-controlling interests compared with $14.7 million during the nine months ended September 30, 2015. The decrease in income attributable to non-controlling interests is primarily a result of the decrease of $8.7 million of gain on investments at fair value recognized by CT Legacy Partners during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Dividends per share

During the three months ended September 30, 2016, we declared a dividend of $0.62 per share, or $58.2 million, which was paid on October 14, 2016 to common stockholders of record as of September 30, 2016. During the three months ended September 30, 2015, we declared a dividend of $0.62 per share, or $57.8 million.

During the nine months ended September 30, 2016, we declared aggregate dividends of $1.86 per share, or $174.7 million. During the nine months ended September 30, 2015, we declared aggregate dividends of $1.66 per share, or $136.7 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of September 30, 2016, we had 93,912,936 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $5.3 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of September 30, 2016, our secured debt agreements consisted of revolving repurchase facilities with an outstanding balance of $3.0 billion, the GE portfolio acquisition facility with an outstanding balance of $1.6 billion, and $653.7 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of September 30, 2016 we had $411.4 million of loan participations sold and $1.1 billion of non-consolidated senior interests outstanding.

See Notes 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our revolving repurchase facilities and revolving credit agreement, which are set forth in the following table ($ in thousands):

	September 30, 2016	December 31, 2015
Cash and cash equivalents	$94,061	$96,450
Available borrowings under secured debt agreements	666,187	504,778

	$760,248	$601,228

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2016, we filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, that is effective for a term of three years and expires in July 2019. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares representing preferred stock, (v) warrants, (vi) subscription rights, (vii) purchase contracts, and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,998,585 shares of class A common stock were available for issuance as of September 30, 2016, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of September 30, 2016. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $5.3 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2016 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$929,030	$286,526	$642,504	$—	$—
Secured debt agreements(2)(3)	5,556,575	2,201,189	3,101,853	253,533	—
Convertible notes, net	195,418	12,201	183,217	—	—
Other liabilities(4)	22,769	22,769	—	—	—

Total(5)	$6,703,792	$2,522,685	$3,927,574	$253,533	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our revolving repurchase facilities is based on the current maturity date of each individual borrowing under the facilities. Includes the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our revolving repurchase facilities and the interest rates in effect as of September 30, 2016 will remain constant into the future; this is only an estimate, as actual amounts borrowed and rates will vary over time.

(3)

Assumes repayment date based on initial maturity of each instrument. Future interest payment obligations are determined using the relevant benchmark rates in effect as of September 30, 2016, as applicable.

(4)	Other liabilities consist of secured debt repayments pending servicer remittance as of the balance sheet date.
(5)	Total does not include $411.4 million of loan participations sold and $1.1 billion of non-consolidated senior interests as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities	$187,564	$104,610
Cash flows from investing activities	798,251	(5,193,831)
Cash flows from financing activities	(989,730)	5,173,559

Net (decrease) increase in cash and cash equivalents	$(3,915)	$84,338

We experienced a net decrease in cash of $3.9 million for the nine months ended September 30, 2016, compared to a net increase of $84.3 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we originated and funded $2.3 billion of loans and repaid $3.0 billion under secured debt agreements. This decrease in cash was offset by $3.1 billion of principal collections and sales of loans receivable and $2.2 billion of borrowings under secured debt agreements.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2016 and December 31, 2015, we were in compliance with all REIT requirements.

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

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2016 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit /Key	LTV(2)	Risk Rating
1	Senior loan(3)	8/6/2015	$ 478.6	$ 478.6	$ 86.5	4.48%		5.92%		10/29/2022	Diversified - EUR	Other	n/a	71%	3
2	Senior loan(3)	5/15/2015	590.0	470.0	79.2	L + 4.25%		L + 4.80%		5/15/2020	Miami	Retail	$ 595 / sqft	36%	3
3	Senior loan	5/22/2014	440.9	440.9	437.2	L + 4.20%		L + 4.48%		12/31/2019	Diversified - UK	Hotel	119,391 / key	59%	3
4	Senior loan	5/1/2015	320.3	294.5	292.8	L + 3.45%		L + 3.83%		5/1/2020	New York	Office	374 / sqft	68%	3
5	Senior loan(3)	6/30/2015	304.8	286.9	56.6	L + 4.75%		L + 5.16%		7/9/2020	San Francisco	Condo	908 / sqft	66%	3
6	Senior loan	1/7/2015	315.0	280.4	279.0	L + 3.50%		L + 3.88%		1/9/2020	New York	Office	242 / sqft	53%	2
7	Senior loan	6/4/2015	244.0	244.0	246.6	5.54%	(6)	5.48%	(6)	2/20/2019	Diversified - CAN	Hotel	31,972 / key	54%	2
8	Senior loan	6/23/2015	223.5	210.9	210.1	L + 3.65%		L + 3.77%		10/1/2020	Washington DC	Office	237 / sqft	72%	2
9	Senior loan	6/23/2015	207.3	207.3	207.2	5.38%		5.41%		1/18/2017	Diversified - GER	Retail	62 / sqft	53%	2
10	Senior loan	8/19/2016	200.0	187.5	186.6	L + 3.64%		L + 4.10%		9/9/2021	New York	Office	558 / sqft	69%	3
11	Senior loan	7/31/2014	215.0	186.4	186.3	L + 3.50%		L + 3.57%		8/9/2019	Chicago	Office	249 / sqft	65%	2
12	Senior loan	8/3/2016	275.9	180.7	178.1	L + 4.66%		L + 5.17%		8/9/2021	New York	Office	249 / sqft	57%	3
13	Senior loan	4/15/2016	200.0	176.6	175.0	L + 4.25%		L + 4.86%		5/9/2021	New York	Office	163 / sqft	40%	3
14	Senior loan	8/17/2016	187.0	169.0	167.2	L + 3.75%		L + 4.13%		9/9/2021	San Francisco	Office	488 / sqft	65%	3
15	Senior loan	2/25/2014	166.0	166.0	165.6	L + 4.60%		L + 5.13%		3/9/2019	Diversified - US	Hotel	87,231 / key	49%	2
16	Senior loan	6/3/2016	160.0	160.0	160.0	L + 4.42%		L + 4.42%		6/9/2021	Los Angeles	Office	86 / sqft	41%	3
17	Senior loan	3/8/2016	181.2	143.8	142.3	L + 3.55%		L + 3.90%		3/9/2021	Orange County	Office	181 / sqft	52%	3
18	Senior loan	10/30/2013	140.0	140.0	139.6	L + 4.38%		L + 4.54%		9/9/2020	San Francisco	Hotel	215,716 / key	71%	2
19	Senior loan	1/30/2014	133.5	133.2	132.7	L + 4.30%		L + 4.81%		12/1/2017	New York	Hotel	212,341 / key	38%	2
20	Senior loan	12/9/2014	165.0	130.8	130.7	L + 3.80%		L + 4.13%		12/9/2019	Diversified - US	Office	74 / sqft	65%	2
21	Senior loan	9/22/2015	122.0	122.0	121.9	L + 3.40%		L + 4.28%		11/9/2019	New York	Multi	243,513 / unit	74%	3
22	Senior loan	6/23/2015	116.6	116.6	118.6	L + 3.30%		L + 3.23%		11/1/2016	Diversified - US	Other	287,898 / unit	57%	3
23	Senior loan	8/28/2014	125.0	111.1	111.0	L + 4.35%		L + 4.50%		12/9/2018	New York	Office	116 / sqft	78%	3
24	Senior loan	9/30/2013	113.5	105.7	105.7	L + 3.94%		L + 3.93%		9/30/2020	New York	Multi	131,811 / unit	67%	2
25	Senior loan	2/18/2016	103.7	103.7	102.8	L + 3.75%		L + 4.41%		4/20/2019	London - UK	Office	870 / sqft	44%	3
26	Senior loan	7/28/2016	116.5	101.1	100.0	L + 3.60%		L + 4.02%		8/9/2021	Atlanta	Office	160 / sqft	70%	3
27	Senior loan	4/27/2016	100.8	100.8	100.0	L + 4.35%		L + 5.02%		5/9/2021	Chicago	Office	133 / sqft	74%	3
28	Senior loan	2/20/2014	100.0	100.0	99.8	L + 4.40%		L + 4.94%		3/9/2019	Long Island	Office	146 / sqft	68%	2
29	Senior loan	3/12/2015	101.2	100.0	99.5	L + 3.25%		L + 3.61%		3/11/2020	Orange County	Office	266 / sqft	66%	1
30	Senior loan	6/24/2015	100.0	100.0	99.6	L + 3.50%		L + 3.86%		12/1/2019	Virginia	Office	186 / sqft	43%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit /Key	LTV(2)	Risk Rating
31	Senior loan	6/24/2015	107.3	98.7	98.0	L + 4.25%		L + 4.67%		7/9/2020	Honolulu	Hotel	165,531 / key	67%	2
32	Senior loan	3/4/2014	137.5	97.2	96.3	L + 4.00%		L + 5.78%		3/4/2018	London - UK	Office	581 / sqft	42%	3
33	Senior loan	1/22/2016	128.5	94.7	93.8	L + 4.25%		L + 4.76%		2/9/2021	Los Angeles	Retail	247 / sqft	64%	3
34	Senior loan	3/10/2016	104.0	90.5	89.6	L + 4.10%		L + 4.52%		4/9/2021	Chicago	Multi	591,326 /unit	63%	3
35	Senior loan	6/23/2015	96.8	87.7	87.6	L + 3.40%		L + 3.51%		7/31/2019	Virginia	Office	142 / sqft	75%	3
36	Senior loan	5/16/2014	86.8	86.8	86.6	L + 3.85%		L + 4.11%		6/9/2019	Miami	Office	187 / sqft	74%	3
37	Senior loan	2/18/2015	89.9	84.3	84.1	L + 3.75%		L + 4.30%		3/9/2020	Diversified - CA	Office	174 / sqft	71%	2
38	Senior loan	10/28/2014	85.0	82.1	81.8	L + 3.75%		L + 4.12%		11/9/2019	New York	Retail	1,534 / sqft	78%	2
39	Senior loan	5/22/2014	93.7	81.8	81.6	L + 4.00%		L + 4.89%		6/15/2019	Orange County	Office	148 / sqft	67%	2
40	Senior loan	6/23/2015	81.7	81.7	82.0	L + 3.65%		L + 3.63%		11/30/2018	Diversified - US	Hotel	69,086 / key	83%	2
41	Senior loan	12/18/2015	79.4	79.4	79.1	L + 4.15%		L + 4.47%		1/9/2021	New York	Hotel	274,800 / key	67%	3
42	Senior loan	7/11/2014	82.2	79.2	79.0	L + 3.65%		L + 4.03%		8/9/2019	Chicago	Office	150 / sqft	64%	2
43	Senior loan	2/12/2016	100.0	77.0	76.5	L + 4.15%		L + 4.68%		3/9/2021	Long Island	Office	115 / sqft	65%	3
44	Senior loan	6/23/2015	77.0	76.8	76.9	4.95%	(6)	5.02%	(6)	8/31/2020	Diversified - FL	MHC	22,236 / unit	69%	1
45	Senior loan	6/4/2015	79.1	75.8	76.6	5.04%	(6)	4.98%	(6)	3/28/2019	Diversified - CAN	Retail	39 / sqft	74%	3
46	Senior loan	7/23/2014	80.0	72.1	71.5	L + 5.00%		L + 5.86%		8/9/2019	Atlanta	Office	144 / sqft	43%	2
47	Senior loan	5/1/2015	83.5	71.7	71.3	L + 3.95%		L + 4.20%		5/9/2020	Maryland	Hotel	183,829 / key	67%	2
48	Senior loan	6/11/2015	70.3	70.3	70.2	L + 3.52%		L + 3.54%		11/30/2018	Dallas	Office	52 / sqft	50%	2
49	Senior loan	9/8/2014	69.2	69.2	68.6	L + 4.00%		L + 4.44%		11/20/2019	Madrid - ES	Retail	128 / sqft	70%	2
50	Senior loan	6/5/2014	63.5	63.5	63.4	L + 4.50%		L + 4.90%		6/5/2019	London - UK	Retail	2,693 / sqft	80%	2
51	Senior loan	11/17/2014	70.5	63.3	63.0	L + 5.50%		L + 6.05%		12/9/2019	Diversified - CAN	Office	53 / sqft	53%	2
52	Senior loan	3/11/2014	65.0	62.1	62.0	L + 4.50%		L + 5.00%		4/9/2019	New York	Multi	697,418 /unit	65%	3
53	Senior loan	6/29/2016	75.4	62.0	61.3	L + 3.65%		L + 4.08%		7/9/2021	Fort Lauderdale	Office	240 / sqft	64%	3
54	Senior loan(3)	9/3/2015	88.0	62.0	17.3	L + 5.50%		L + 6.29%		9/2/2019	Seattle	Office	213 / sqft	59%	2
55	Senior loan	9/1/2016	61.5	61.5	60.9	L + 4.35%		L + 5.02%		9/1/2021	Atlanta	Multi	268,559 /unit	72%	3
56	Senior loan	10/6/2014	67.0	61.0	60.7	L + 4.35%		L + 4.78%		10/9/2019	Long Island	Hotel	99,187 / key	65%	2
57	Senior loan	1/13/2014	60.0	60.0	58.7	L + 3.45%		L + 4.89%		6/9/2020	New York	Office	284 / sqft	53%	2
58	Senior loan	2/27/2015	73.7	55.8	55.5	L + 3.55%		L + 4.06%		2/26/2020	Chicago	Office	113 / sqft	64%	2
59	Senior loan	6/4/2015	55.1	55.1	55.1	L + 3.25%		L + 3.30%		7/6/2017	Norwich - UK	Retail	164 / sqft	55%	1
60	Senior loan	3/4/2015	55.0	55.0	55.0	L + 4.70%		L + 4.76%		5/6/2017	Bellevue	Office	160 / sqft	48%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit /Key	LTV(2)	Risk Rating
61	Senior loan	5/20/2015	53.3	52.9	53.1	L + 3.50%		L + 3.53%		12/31/2018	Chicago	Office	134 / sqft	67%	3
62	Senior loan	9/9/2014	56.0	50.4	50.3	L + 4.00%		L + 4.31%		9/9/2019	Ft. Lauderdale	Office	145 / sqft	71%	2
63	Senior loan	4/1/2014	50.0	50.0	50.0	L + 4.20%		L + 4.73%		4/9/2019	Honolulu	Hotel	161,290 / key	69%	2
64	Senior loan	5/20/2015	58.0	48.1	48.0	5.23%	(6)	5.27%	(6)	6/30/2019	Charlotte	Office	95 / sqft	71%	3
65	Senior loan	7/2/2013	49.8	46.1	46.0	L + 4.25%		L + 4.53%		7/10/2018	Denver	Hotel	124,822 / key	69%	2
66	Senior loan	9/22/2016	46.0	45.5	45.0	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
67	Senior loan	12/19/2014	44.0	44.0	43.9	L + 4.25%		L + 4.44%		1/9/2017	New York	Multi	511,628 / unit	50%	2
68	Senior loan	9/26/2014	51.0	43.8	43.8	L + 4.00%		L + 4.05%		10/9/2019	Dallas	Office	99 / sqft	70%	2
69	Senior loan	3/26/2014	43.3	42.9	42.8	L + 4.30%		L + 4.70%		4/9/2019	East Bay	Office	123 / sqft	71%	2
70	Senior loan	11/19/2015	50.0	41.3	41.1	L + 4.00%		L + 4.56%		10/9/2018	New York	Office	1,059 / sqft	57%	3
71	Senior loan	11/28/2013	60.9	40.8	40.4	L + 4.38%		L + 5.56%		1/20/2019	London - UK	Office	500 / sqft	49%	3
72	Senior loan	6/11/2015	40.7	40.5	40.7	5.05%	(6)	5.07%	(6)	9/30/2020	Diversified - US	MHC	23,126 / unit	79%	2
73	Senior loan	6/12/2014	39.9	39.9	39.9	L + 4.00%		L + 6.14%		6/30/2018	Los Angeles	Office	40 / sqft	44%	3
74	Senior loan	8/8/2013	39.4	39.4	39.5	L + 4.25%		L + 4.73%		8/10/2018	Newport - RI	Hotel	153,418 / key	61%	1
75	Senior loan	5/28/2015	38.0	38.0	37.6	L + 3.90%		L + 4.25%		6/30/2018	Houston	Hotel	97,938 / key	45%	2
76	Senior loan	5/28/2015	40.2	37.6	37.6	L + 5.25%		L + 5.30%		3/5/2017	Atlanta	Office	108 / sqft	48%	2
77	Senior loan	8/25/2015	43.8	36.8	36.6	L + 4.50%		L + 5.13%		9/9/2018	Los Angeles	Office	164 / sqft	46%	3
78	Senior loan	6/26/2015	42.1	36.5	36.3	L + 3.75%		L + 4.36%		7/9/2020	San Diego	Office	166 / sqft	73%	2
79	Senior loan	2/12/2016	225.0	36.4	34.1	L + 5.75%		L + 7.17%		2/11/2021	Seattle	Office	48 / sqft	48%	3
80	Senior loan	6/11/2015	35.5	35.5	35.6	4.79%	(6)	4.81%	(6)	7/31/2019	Tampa	MHC	30,967 / unit	80%	3
81	Senior loan	5/20/2015	38.5	34.9	34.8	4.66%	(6)	4.90%	(6)	1/31/2019	Los Angeles	Office	171 / sqft	59%	2
82	Senior loan	6/11/2015	34.5	34.5	34.7	5.34%		5.36%		5/31/2020	Diversified - US	MHC	21,129 / unit	65%	2
83	Senior loan	10/22/2015	33.7	33.7	33.5	L + 4.50%		L + 5.03%		10/22/2018	London - UK	Office	2,547 / sqft	64%	3
84	Senior loan	5/20/2015	36.5	32.0	32.0	L + 3.60%		L + 3.60%		7/11/2019	Los Angeles	Office	388 / sqft	46%	1
85	Senior loan	4/17/2015	30.3	30.3	30.1	L + 4.50%		L + 4.95%		4/20/2020	Hague - NL	Hotel	99,018 / key	71%	3
86	Senior loan	4/4/2014	30.7	30.0	30.0	L + 4.25%		L + 4.57%		4/9/2019	San Francisco	Office	289 / sqft	65%	2
87	Senior loan	6/23/2015	38.9	28.9	28.9	L + 3.75%		L + 3.75%		8/31/2019	New York	Condo	327 / sqft	50%	1
88	Senior loan	12/30/2013	31.5	27.8	27.8	L + 4.50%		L + 4.92%		1/9/2019	Phoenix	Office	86 / sqft	67%	2
89	Senior loan	5/28/2015	31.9	27.4	27.4	L + 4.35%		L + 4.63%		12/31/2017	San Jose	Office	73 / sqft	48%	2
90	Senior loan	6/4/2015	27.2	27.2	27.1	L + 3.75%		L + 4.02%		4/26/2017	Liverpool - UK	Retail	52 / sqft	56%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit /Key	LTV(2)	Risk Rating
91	Senior loan	6/4/2015	26.7	26.7	26.6	5.97%		6.13%		7/1/2017	Edmonton - CAN	MHC	30,739 / unit	49%	1
92	Senior loan	2/28/2014	26.0	26.0	26.0	L + 4.00%		L + 4.27%		3/9/2019	Phoenix	Other	130,653 / unit	69%	2
93	Senior loan	6/11/2015	26.0	26.0	25.9	5.22%	(6)	5.42%	(6)	11/30/2020	West Palm Beach	MHC	53,608 / unit	75%	3
94	Senior loan	5/28/2015	51.9	24.9	24.9	L + 4.00%		L + 4.00%		6/30/2018	Los Angeles	Office	25 / sqft	53%	3
95	Senior loan	6/11/2015	24.5	24.5	24.4	5.32%	(6)	5.53%	(6)	11/30/2020	Ft. Lauderdale	MHC	49,696 / unit	70%	2
96	Senior loan	6/18/2014	23.5	23.5	23.3	L + 4.00%		L + 4.43%		7/20/2019	Diversified - NL	Office	61 / sqft	69%	2
97	Senior loan	5/20/2015	21.2	21.2	21.2	L + 4.25%		L + 4.35%		9/30/2018	Phoenix	Multi	69,058 / unit	73%	2
98	Senior loan	5/28/2015	20.9	20.9	20.9	L + 3.95%		L + 4.17%		3/31/2019	Pittsburgh	Hotel	93,533 / key	71%	3
99	Senior loan	6/11/2015	18.3	18.3	18.2	4.80%	(6)	5.06%	(6)	11/30/2020	Ft. Lauderdale	MHC	26,742 / unit	51%	2
100	Senior loan	6/4/2015	17.6	17.6	17.6	4.63%		4.80%		3/1/2017	Ontario - CAN	Other	51,742 / unit	59%	2
101	Senior loan	6/4/2015	16.7	16.7	16.7	4.47%	(6)	4.70%	(6)	12/23/2018	Montreal - CAN	Office	46 / sqft	45%	2
102	Senior loan	6/4/2015	16.4	16.4	16.4	5.17%		5.28%		9/4/2020	Diversified - CAN	Other	3,555 / unit	61%	2
103	Senior loan	5/28/2015	15.7	15.7	15.6	L + 3.70%		L + 4.00%		8/31/2019	Albuquerque	Hotel	115,239 / key	51%	1
104	Senior loan	6/11/2015	15.0	15.0	14.9	5.31%	(6)	5.54%	(6)	9/30/2020	Tampa	MHC	39,474 / unit	64%	2
105	Senior loan	6/4/2015	13.6	13.6	14.1	L + 4.50%		L + 4.30%		12/1/2016	Toronto - CAN	Office	81 / sqft	58%	3
106	Senior loan	5/28/2015	10.6	10.6	10.2	L + 4.75%		L + 7.10%		8/31/2017	Diversified - US	Office	40 / sqft	86%	2

			$10,499.1	$9,437.5	$8,347.7	4.66%		5.09%		3.3 yrs				60%	2.5

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of September 30, 2016, four loans in our portfolio have been financed with an aggregate $1.1 billion of non-consolidated senior interest, which are included in the table above.

(4)

As of September 30, 2016, our floating rate loans were indexed to various benchmark rates, with 86% of floating rate loans indexed to USD LIBOR. In addition, $277.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.13%, as of September 30, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2016, 86% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2016, the remaining 14% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve month period following September 30, 2016, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD(2)	$7,015,870	Interest income	$17,248	$(17,248)	$34,496	$(33,456)
	(5,100,802)	Interest expense	(12,752)	12,752	(25,504)	25,504

		Total	$4,496	$(4,496)	$8,992	$(7,952)

GBP(2)	$862,232	Interest income	$1,967	$(1,754)	$4,123	$(3,508)
	(685,980)	Interest expense	(1,715)	1,715	(3,430)	3,430

		Total	$252	$(39)	$693	$(78)

EUR	$122,998	Interest income	$—	$—	$245	$—
	(239,527)	Interest expense	(108)	108	(606)	215

		Total	$(108)	$108	$(361)	$215

CAD(3)	$146,318	Interest income	$366	$(366)	$732	$(732)
	(372,146)	Interest expense	(930)	930	(1,861)	1,861

		Total	$(564)	$564	$(1,129)	$1,129

		Total	$4,076	$(3,863)	$8,195	$(6,686)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, and non-consolidated senior interests.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($13.2 million as of September 30, 2016) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of September 30, 2016, 14% of our loans earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	September 30, 2016
Foreign currency assets(1)	£1,038,592	€338,960	C$	635,200
Foreign currency liabilities(1)	(830,721)	(213,649)		(506,628)
Foreign currency contracts - notional	(117,900)	(44,900)		(119,600)

Net exposure to exchange rate fluctuations	£89,971	€80,411	C$	8,972

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $27.0 million and $14.1 million, respectively, as of September 30, 2016. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2016, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as updated by the information disclosed under Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by NCR Corporation, which may be considered an affiliate of Blackstone and therefore our affiliate.

ITEM 6.	EXHIBITS

10.1	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of July 25,2016, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, Blackstone Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association

10.2	First Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2016, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Blackstone Mortgage Trust, Inc. and Citibank, N.A.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

October 25, 2016	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 25, 2016	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)