Form 10-K
period 2016-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2017-02-14
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to

Commission file number 1-14788

Blackstone Mortgage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $2.5 billion as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 7, 2017, there were 94,821,471 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “BXMT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2017 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $366.6 billion as of December 31, 2016.

In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 429 professionals in Blackstone’s global real estate group, which is the largest private equity real estate manager in the world with $102.0 billion of investor capital under management as of December 31, 2016. Jonathan D. Gray, who is the global head of Blackstone’s real estate group, is a member of the board of directors of Blackstone and is a member of our Manager’s investment committee.

Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group, to pursue opportunities relating to debt and preferred equity investments globally, with a focus on North America and Europe. Michael B. Nash, the global chairman of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. In addition, Jonathan Pollack, the global head of BREDS, serves as one of our directors and is also a member of our Manager’s investment committee. As of December 31, 2016, 104 dedicated BREDS professionals, including 19 investment professionals based in London and other international locations, managed $14.4 billion of investor capital.

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

We directly originate, co-originate, and acquire debt instruments in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate in North America and Europe. In the case of loans we acquire, we focus on performing loans that are supported by well-capitalized properties and portfolios. We believe that the scale and flexibility of our capital, as well as our Manager’s and its affiliates’ relationships, enables us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios.

As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy by targeting assets such as subordinate mortgage loans, mezzanine loans, preferred equity, real estate securities and note financings.

We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.

Our Portfolio

Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets primarily in the office, lodging, retail, residential, and industrial sectors in North America and Europe. These investments may be in the form of whole loans or may also include pari passu participations within mortgage loans. Although originating senior, floating rate mortgage loans is our primary area of focus, we also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed both to provide attractive current income and protect investors’ capital.

During the year ended December 31, 2016, we originated and acquired $3.5 billion of loans. Loan fundings during the year totaled $3.3 billion, including $128.9 million of non-consolidated senior interests. Loan repayments during the year totaled $3.4 billion, including $64.4 million of non-consolidated senior interests. The following table details the overall statistics of our current loan portfolio as of December 31, 2016 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	107	107	91	16
Principal balance	$8,727,218	$9,756,734	$8,689,948	$1,066,786
Net book value	$8,692,978	$9,718,055	$8,651,964	$1,066,091
Unfunded loan commitments(2)	$882,472	$986,981	$986,981	$—
Weighted-average cash coupon(3)	5.01%	4.82%	L + 4.05%	4.93%
Weighted-average all-in yield(3)	5.36%	5.24%	L + 4.43%	5.63%
Weighted-average maximum maturity (years)(4)	3.2	3.3	3.3	3.6
Loan to value (LTV)(5)	61.3%	60.7%	60.0%	66.4%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans by principal balance indexed to USD LIBOR based on total loan exposure. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2016, based on total loan exposure, 68% of our loans were subject to yield maintenance or other prepayment restrictions and 32% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

Our loan portfolio is diversified by collateral property type and geographic location, the majority of which are senior mortgages and similar credit quality loans. The following presents the geographic distribution and types of properties securing our loan portfolio as of December 31, 2016:

Our loan portfolio as of December 31, 2016, includes certain of the loans we acquired during the second quarter of 2015, when we acquired a portfolio of 77 loans from General Electric Capital Corporation, or GE, and certain of its affiliates and joint venture partnerships, for a total purchase price of $4.7 billion. The GE loan portfolio consisted of commercial mortgage loans secured by properties located in North America and Europe, and represented a significant expansion of our lending business.

For additional information regarding our loan portfolio as of December 31, 2016, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes revolving repurchase facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, and non-consolidated senior interests. In addition to our current mix of financing sources, we may also access additional forms of financings including securitizations, resecuritizations, and public and private, secured and unsecured debt issuances by us or our subsidiaries.

During the year ended December 31, 2016, we entered into a new revolving credit agreement, increased the maximum facility size of two of our existing revolving repurchase facilities, and added four new asset-specific financings providing an aggregate $2.0 billion of additional credit capacity. The following table details our outstanding financing arrangements as of December 31, 2016 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2016
Revolving repurchase facilities	$3,572,837
GE portfolio acquisition facility	1,479,582
Asset-specific financings	679,207
Revolving credit agreement	—
Loan participations sold	349,633
Non-consolidated senior interests(1)	1,029,516

Total portfolio financing	$7,110,775

(1)

These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

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

Subject to maintaining our qualification as a REIT, from time to time, we engage in hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies and their effects on our cash flows. These hedging transactions could take a variety of forms, including interest rate or currency swaps or cap agreements, options, futures contracts, forward rate or currency agreements or similar financial instruments.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2016, 89% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2016, the remaining 11% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate derivatives to limit our exposure to increases in interest rates on such liabilities. The following table shows how an increase in the USD LIBOR rate would affect our net interest income per share per annum:

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

Competition

We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Blackstone and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms than we would. Furthermore, competition for originations of and investments in assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.

In the face of this competition, we have access to our Manager’s and Blackstone’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us assess risks and determine appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—“Risk Factors—Risks Related to Our Lending and Investment Activities.”

Employees

We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager.

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

In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.

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

Website Access to Reports

We maintain a website at www.blackstonemortgagetrust.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains these reports at www.sec.gov. You may also read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information about public reference rooms.

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic, capital markets and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital;

•	reductions in the yield on our investments and an increase in the cost of our financing;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	uncertainties and volatilities caused by the United Kingdom’s planned withdrawal from the European Union;

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

We seek to invest primarily in debt instruments relating to real estate-related businesses, assets or interests. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America and Europe in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, changes in government regulations, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.

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

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

•	changes in interest rates, foreign exchange rates and in the state of the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

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

We operate in a competitive market for lending and investment opportunities which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments in or dispose of assets we target and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operation.

We operate in a competitive market for lending and investment opportunities, which may intensify. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other competitors have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate or acquire loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

Prepayment rates may adversely affect our financial performance and the value of certain of our assets.

Our business is currently focused on originating floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time and may be reinvested by us in assets yielding less than the yields on the assets that were prepaid.

Because our mortgage loans are generally not originated or acquired at a premium to par, prepayment rates do not materially affect the value of such assets. However, the value of certain other assets may be affected by prepayment rates. For example, if we originate or acquire mortgage-related securities or a pool of mortgage securities in the future, we would anticipate that the underlying mortgages would prepay at a projected rate generating an expected yield. If we were to purchase such assets at a premium to par value, if borrowers prepay their loans faster than expected, the corresponding prepayments on any such mortgage-related securities would likely reduce the expected yield. Conversely, if we were to purchase such assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities would likely reduce the expected yield.

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

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third parties controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will pay all of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

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

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which would have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

We invest a material portion of our capital in assets outside the United States and may increase the percentage of our investments outside the United States if our Manager deems such investments appropriate in its discretion. To the extent that we invest in non-domestic real estate-related assets, we may be subject to certain risks associated with international investments generally, including, among others:

•

currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another, which may have an adverse impact on the valuation of our assets or income, including for purposes of our REIT requirements;

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

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition and our ability to make distributions to our stockholders.

Concerns regarding the stability of the sovereign debt of certain European countries and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operation and financing.

A portion of our investments consists of assets secured by European collateral. Concerns persist with respect to the sovereign debt situation of several countries, including Greece, Ireland, Italy, Spain and Portugal, which together with the risk of contagion to other more financially stable countries, has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone, including the vote by the United Kingdom (U.K.) to exit the European Union (E.U.). Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.

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

The vote by the U.K. to exit the E.U. could adversely affect us.

On June 23, 2016, the U.K. held a referendum in which a majority of voters approved an exit from the E.U., commonly referred to as “Brexit.” The referendum was voluntary and not mandatory and, as a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. The announcement of Brexit caused significant volatility in global stock markets and currency exchange fluctuations, including a sharp decline in the value of the British pound sterling as compared to the U.S. dollar and other currencies. Consequently, our loans and investments denominated in British pounds sterling are subject to increased risks related to these currency rate fluctuations and our net assets in U.S. dollar terms may decline. In addition, the announcement of Brexit and the expected withdrawal of the U.K. from the E.U. may also adversely affect commercial real estate fundamentals in the U.K. and E.U., including greater uncertainty for leasing prospects for properties with transitional loans, which could negatively impact the ability of our U.K and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the U.K.

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

We may from time to time invest in CMBS, CLOs, CDOs and other similar securities, which may be subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Thus, there may only be a nominal amount of equity or other debt securities junior to such positions, if any, issued in such structures. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired, as has occurred throughout the recent economic recession and weak recovery.

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

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. A derivative instrument, especially if of a large notional size or referencing a less common underlying rate, index, instrument or asset, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, which commonly include swaps, futures, forwards and options, may be highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or asset or the level of the reference market rate or index. Derivative instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and position limits on the exchanges or over-the-counter, or OTC, markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments that are purchased or sold OTC as bilateral transactions and not traded on an exchange. The risk of nonperformance by the obligor on such an OTC derivative instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for OTC derivative instruments. Such OTC derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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

Provisions for loan losses are difficult to estimate.

Our provision for loan losses is evaluated on a quarterly basis. The determination of our provision for loan losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain and are subjective. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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

Accounting for derivatives under GAAP may be complicated. Any failure by us to account for our derivatives properly in accordance with GAAP on our consolidated financial statements could adversely affect our earnings. In particular, cash flow hedges which are not perfectly correlated (and appropriately designated and/or documented as such) with variable rate financing will impact our reported income as gains and losses on the ineffective portion of such hedges.

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

We may need to periodically access the capital markets to raise cash to fund new loans and investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. No assurance can be given that we will be able to obtain any additional financing on favorable terms or at all.

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

The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd Frank Act contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. These new risk retention rules will likely increase the administrative and operational costs of asset securitizations.

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

We generally account for derivative and hedging transactions in accordance with Topic 815 of the Financial Accounting Standards Board’s Accounting Standard Codification, or Topic 815. Under these standards, we may fail to qualify for, or choose not to elect, hedge accounting treatment for a number of reasons, including if we fail to satisfy Topic 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for, or choose not to elect, hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction or item.

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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2017 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

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

We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Three Blackstone employees serve on our board of directors, including the executive chairman of our board of directors and Stephen D. Plavin, our chief executive officer. In addition, our chief financial officer and our other executive officers are also employees of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•

Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore may compete with us. In particular, Blackstone Real Estate Debt Strategies, or BREDS, part of Blackstone’s real estate investment business, invests in a broad range of real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.

•

Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different asset management, advisory and other businesses, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone expects to utilize for purposes of identifying and managing its investments. For example, Blackstone may come into possession of material non-public information with respect to companies that are Blackstone’s and its affiliates’ advisory clients in which our Manager may be considering making an investment. As a consequence, that information, which could be of benefit to our Manager, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise an advisory client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, to engage in businesses or activities competitive with such companies.

•

Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles and other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and the Blackstone Vehicles may or may not overlap, in whole or in part, and if there is any such overlap investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies III L.P. and related separately managed accounts, or BREDS III, and Blackstone Real Estate Debt Strategies High-Grade L.P, or BREDS HG, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS III generally seeks to invest primarily in junior mortgage debt and mezzanine debt and BREDS HG generally seeks to invest primarily in senior mezzanine debt, a significant portion of the capital of BREDS III and BREDS HG (and/or other BREDS funds) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

As a result, we may invest in real estate related debt investments alongside certain Blackstone Vehicles that are part of the BREDS program and other vehicles focusing on real estate related debt investments, including, but not limited to, BREDS III and BREDS HG. To the extent any other Blackstone Vehicles otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determines to be fair and reasonable in its sole discretion, subject to (i) any applicable investment parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by the Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, relative investment strategies and primary investment mandates, portfolio diversification concerns, contractual obligations, relative amounts of capital available for investment in each vehicle and other anticipated uses of capital, the source of the investment opportunity, anticipated holding period and remaining investment periods, co-investment arrangements, the different liquidity positions and requirements in each fund or vehicle, the ability of a client, fund and/or vehicle to employ leverage, hedging, derivatives, or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, the credit/default profile of an issuer and other considerations deemed relevant in good faith). With respect to BREDS III, our Manager and its affiliates currently intend to allocate certain opportunities falling within an overlapping investment focus with us in a manner such that 50% of the amount of the investment opportunity is allocated to BREDS III, on the one hand, and to us, on the other hand, subject to variation on a case-by-case basis in circumstances where our Manager and its affiliates determine in good faith that doing so is appropriate or more equitable under the circumstances. There is no assurance, however, that any such conflicts arising out of the foregoing will be resolved in our favor. Our Manager is entitled to amend its investment objectives or guidelines at any time without prior notice or our consent.

•

Investments in Different Levels or Classes of an Issuer’s Securities. We and the Blackstone Vehicles in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles. Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

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

•

Providing Debt Financings in connection with Acquisitions by Third Parties of Assets Owned by Other Blackstone Vehicles. We have, and in the future are likely to provide financing (1) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party) and/or (2) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio entities and/or their underlying assets. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. We will also likely make investments and provide debt financing with respect to portfolio entities in which other Blackstone Vehicles and/or affiliates hold or propose to acquire an interest. While the terms and conditions of any such debt commitments and related arrangements will generally be on market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may affect the terms of such transactions or arrangements and/or may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

•

Pursuit of Differing Strategies. At times, the investment professionals employed by our Manager or its affiliates and other investment vehicles affiliated with our Manager and/or Blackstone may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and/or investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and/or investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and/or investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.

•

Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that it manages. If the amount or structure of the base management fee, incentive fee and/or our Manager’s or its affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over others. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and/or investment vehicles. Additionally, our Manager might be motivated to favor accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in the fund but holds investments in other Blackstone affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•

Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to a portfolio company’s securities, we or the applicable Blackstone Vehicle holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

In the regular course of its investment banking business, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us. In such case, Blackstone’s client would typically require Blackstone to act exclusively on its behalf, thereby precluding us from acquiring such assets. Blackstone will be under no obligation to decline any such engagement to make the investment opportunity available to us.

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

•

Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

Blackstone partnered with a leading national title agency to create Lexington National Land Services, or LNLS, a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies in connection with investments by us, other Blackstone Vehicles and third parties, including, from time to time, our borrowers. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in nonregulated states related to our or other Blackstone Vehicles’ investments unless it is in the context of a portfolio transaction that includes properties in rate regulated states, as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, or when a third party is paying all or a material portion of the premium. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with our investments based on its equity interest in LNLS. In each case, there will be no related offset to us. As a result, while Blackstone believes the venture will provide services at or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize us to recommend that our borrowers engage LNLS over a third party. We will not incur any expenses or receive any revenues when our borrowers engage LNLS.

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

In July 2010, the Dodd-Frank Act was signed into law, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. In October 2014, five federal banking and housing agencies and the SEC issued final credit risk retention rules, which generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules, which generally became effective in December 2016 with respect to new securitization transactions backed by mortgage loans other than residential mortgage loans, could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have an adverse effect on our business.

On December 16, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities”. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, which apply to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These newly adopted rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. On November 8, 2016, the United States elected a new President and the Republican Party maintained control of both the U.S. House of Representatives and the U.S. Senate. The new administration’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. banking and financial industry, including to the Dodd-Frank Act. In addition, one pending bill, called the Financial CHOICE Act would specifically remove risk retention requirements for non-residential mortgage securitizations.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Blackstone’s financial, accounting, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in frequency in the future. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and other malicious code, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although Blackstone takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets. In addition, no more than 5% of the value of our assets can consist of the securities of any one issuer other than a taxable REIT subsidiary. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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

According to publicly released statements, a top legislative priority of the new President’s administration and of Congress may be significant reform of the Internal Revenue Code, including significant changes to taxation of business entities. There is a substantial lack of clarity around both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in us. Prospective investors should consult their own tax advisors regarding potential changes in tax laws.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and thus the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRS we own, as a domestic TRS, will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us but is not required to be distributed to us. The aggregate value of the TRS stock and securities owned by us cannot exceed 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets (including the TRS stock and securities). Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

•

uncertainty surrounding the strength of the U.S. economic recovery particularly in light of the recent debt ceiling, budget deficit concerns and other U.S. and international political and economic affairs.

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

We are also eligible to elect to be subject to the Maryland Unsolicited Takeovers Act, which permits our board of directors, without stockholder approval, to, among other things and notwithstanding any provision in our charter or bylaws, elect on our behalf to classify the terms of directors and to increase the stockholder vote required to remove a director and to provide that each vacancy on our board may be filled only by a majority of the remaining directors even if the remaining directors do not constitute a quorum and each director elected to fill a vacancy shall serve for the remainder of the full term of the class of directors in which the vacancy occurred. Such an election may significantly restrict the ability of third parties to wage a proxy fight for control of our board of directors as a means of advancing a takeover offer. If an acquirer were discouraged from offering to acquire us, or prevented from successfully completing a hostile acquisition, you could lose the opportunity to sell your shares at a favorable price.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2016, we were not involved in any material legal proceedings.

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

	2016			2015
	High	Low	Dividend	High	Low	Dividend
First Quarter	$27.20	$22.13	$0.62	$29.66	$27.73	$0.52
Second Quarter	$28.90	$26.02	$0.62	$31.80	$27.62	$0.52
Third Quarter	$30.46	$26.82	$0.62	$29.88	$22.34	$0.62
Fourth Quarter	$31.35	$27.89	$0.62	$29.06	$26.24	$0.62

Total			$2.48			$2.28

The last reported sale price of our class A common stock on February 7, 2017 as reported on the NYSE composite transaction tape was $31.22. As of February 7, 2017 there were 218 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2016, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	1,756,185
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—	$—	1,756,185

(1)

The number of securities remaining for future issuances consists of an aggregate 1,756,185 shares issuable under our 2016 stock incentive plan and our 2016 manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Issuer Purchases of Equity Securities

We did not purchase any shares of our class A common stock during the three months ended December 31, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-43 of this report.

	Years ended December 31,(1)
(in thousands, except per share data)	2016	2015	2014	2013	2012
Operating Data:
Interest and related income	$497,974	$410,635	$184,766	$53,164	$34,939
Interest and related expense	184,270	152,416	69,143	18,017	38,138

Income (loss) from loans and other investments, net	$313,704	$258,219	$115,623	$35,147	$(3,199)
Net income from continuing operations	$246,440	$211,885	$100,494	$25,424	$282,213
Net income	$246,440	$211,885	$100,494	$25,424	$279,804
Net income attributable to Blackstone Mortgage Trust, Inc.	$238,297	$196,829	$90,045	$15,032	$181,024

Per Share Data:
Net income from continuing operations per share of common stock
Basic	$2.53	$2.41	$1.86	$0.81	$78.19
Diluted	$2.53	$2.41	$1.86	$0.81	$74.16
Net income per share of common stock
Basic	$2.53	$2.41	$1.86	$0.81	$77.16
Diluted	$2.53	$2.41	$1.86	$0.81	$73.13
Dividends declared per share of common stock	$2.48	$2.28	$1.98	$0.72	$20.00

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total assets	$8,812,615	$9,376,573	$4,572,713	$2,205,782	$322,202
Secured debt agreements, net	5,716,354	6,116,105	2,353,279	1,102,998	8,453
Convertible notes, net	166,762	164,026	161,455	159,038	—
Total liabilities	6,319,012	6,870,842	3,071,827	1,449,032	168,749
Total equity	2,493,603	2,505,731	1,500,886	756,750	153,453

(1)

The consolidated historical financial data above may not be comparable due to the significant impact on our consolidated financial statements from the sale of our former investment management business in December 2012. In addition, on May 6, 2013, we effected a one-for-ten reverse stock split of our class A common stock. As a result, share and per share amounts have been retroactively updated to reflect the one-for-ten reverse stock split.

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

2016 Highlights

Operating results:

•

Net income of $2.53 per share in 2016 increased by $0.12, or 5%, compared to 2015, driven by the accretive effects of the GE portfolio acquisition and the increased scale of our loan origination business.

•	Achieved Core Earnings of $249.5 million, or $2.65 per share, during 2016 compared to $193.0 million, or $2.36 per share, during 2015.

•

Declared aggregate dividends of $2.48 per share in 2016, representing a 9% increase over 2015. The fourth quarter dividend of $0.62 per share produced an annualized yield of 9.4% on our December 31, 2016 book value of $26.33.

Loan originations and acquisitions:

•	Loan originations and acquisitions totaled $3.5 billion during 2016, with an average loan size of $138.9 million.

•

Portfolio of 107 loans as of December 31, 2016, with a weighted-average loan-to-value ratio (as of the dates such loans were originated or acquired by us) of 60.7% and weighted-average all-in yield of 5.24%.

Portfolio financing:

•	Financing capacity of $9.9 billion as of December 31, 2016, which includes credit facilities with 7 credit providers, as well as various asset-specific financings and senior loan interests.

•	All-in cost of revolving repurchase facilities of L+2.02% as of December 31, 2016, providing stable, non-capital markets based mark-to-market financings.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended December 31, 2016 we recorded earnings per share of $0.57, declared a dividend of $0.62 per share, and reported $0.62 per share of Core Earnings. In addition, our book value per share as of December 31, 2016 was $26.33. For the year ended December 31, 2016 we recorded earnings per share of $2.53, declared aggregate dividends of $2.48 per share, and reported $2.65 per share of Core Earnings. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2016	Year Ended December 31,
		2016	2015
Net income(1)	$53,375	$238,297	$196,829
Weighted-average shares outstanding, basic and diluted	94,455,518	94,165,351	81,740,227

Net income per share, basic and diluted	$0.57	$2.53	$2.41

Dividends per share	$0.62	$2.48	$2.28

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2016	Year Ended December 31,
		2016	2015
Net income(1)	$53,375	$238,297	$196,829
CT Legacy Portfolio net income	(502)	(5,949)	(14,066)
Non-cash compensation expense	4,955	19,427	13,341
GE purchase discount accretion adjustment(2)	(320)	(3,662)	(4,009)
Other items	742	1,373	949

Core Earnings	$58,250	$249,486	$193,044

Weighted-average shares outstanding, basic and diluted	94,455,518	94,165,351	81,740,227

Core Earnings per share, basic and diluted	$0.62	$2.65	$2.36

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2016	December 31, 2015
Stockholders’ equity	$2,493,603	$2,492,588
Shares
Class A common stock	94,540,263	93,702,326
Deferred stock units	169,027	141,521

Total outstanding	94,709,290	93,843,847

Book value per share	$26.33	$26.56

II. Loan Portfolio

During the year ended December 31, 2016, we originated and acquired $3.5 billion of loans. Loan fundings during the year totaled $3.3 billion, including $128.9 million of non-consolidated senior interests. Loan repayments during the year totaled $3.4 billion, including $64.4 million of non-consolidated senior interests. We generated interest income of $498.0 million and incurred interest expense of $184.3 million during the year, which resulted in $313.7 million of net interest income during the year ended December 31, 2016.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2016	Year Ended December 31, 2016
Loan originations(1)	$825,792	$3,502,920
Loan fundings(2)	$888,058	$3,280,797
Loan repayments(3)	(476,113)	(3,439,017)

Total net fundings (repayments)	$411,945	$(158,220)

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three months and year ended December 31, 2016 include $36.8 million and $128.9 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)

Loan repayments during the three months and year ended December 31, 2016 include $44.2 million and $64.4 million, respectively, of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of December 31, 2016 ($ in thousands):

	Balance Sheet Portfolio	Total Loan Exposure(1)
		Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	107	107	91	16
Principal balance	$8,727,218	$9,756,734	$8,689,948	$1,066,786
Net book value	$8,692,978	$9,718,055	$8,651,964	$1,066,091
Unfunded loan commitments(2)	$882,472	$986,981	$986,981	$—
Weighted-average cash coupon(3)	5.01%	4.82%	L + 4.05%	4.93%
Weighted-average all-in yield(3)	5.36%	5.24%	L + 4.43%	5.63%
Weighted-average maximum maturity (years)(4)	3.2	3.3	3.3	3.6
Loan to value (LTV)(5)	61.3%	60.7%	60.0%	66.4%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans by principal balance indexed to USD LIBOR based on total loan exposure. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees. Coupon and all-in yield for the total portfolio assume applicable floating benchmark rate for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2016, based on total loan exposure, 68% of our loans were subject to yield maintenance or other prepayment restrictions and 32% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of December 31, 2016:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2016
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	8	$361,100	$361,574
2	52	4,011,992	4,083,678
3	46	4,299,026	5,290,668
4	1	20,860	20,814
5	—	—	—

	107	$8,692,978	$9,756,734

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests as of December 31, 2016.

The weighted-average risk rating of our total loan exposure was 2.5 and 2.2 as of December 31, 2016 and 2015, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

The risk rating of one of the loans in our portfolio with a net book value of $20.9 million was downgraded to a “4” as of December 31, 2016, however the borrower is current with all terms of the loan and we expect to collect all contractual amounts due thereunder.

Portfolio Financing

Our portfolio financing arrangements include revolving repurchase facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, and non-consolidated senior interests.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2016	December 31, 2015
Revolving repurchase facilities	$3,572,837	$2,495,805
GE portfolio acquisition facility	1,479,582	3,161,291
Asset-specific financings	679,207	474,655
Revolving credit agreement	—	—
Loan participations sold	349,633	498,992
Non-consolidated senior interests	1,029,516	1,039,765

Total portfolio financing	$7,110,775	$7,670,508

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	December 31, 2016
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,718,874	$1,339,942	$1,107,733	$232,209
MetLife	1,000,000	1,106,017	862,454	862,454	—
Bank of America	750,000	794,881	617,694	617,694	—
JP Morgan(4)	500,000	550,560	420,414	316,219	104,195
Morgan Stanley(5)	308,500	344,056	272,221	231,930	40,291
Citibank	500,000	508,989	394,677	229,629	165,048
Société Générale(6)	420,680	274,351	207,178	207,178	—

	$5,479,180	$5,297,728	$4,114,580	$3,572,837	$541,743

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
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
(5)

The Morgan Stanley maximum facility size represents a £250.0 million facility size that was translated to $308.5 million as of December 31, 2016. Borrowings denominated in British Pound Sterling and Euro are contemplated under this facility.

(6)

The Société Générale maximum facility size represents a €400.0 million facility size that was translated to $420.7 million as of December 31, 2016. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

The weighted-average outstanding balance of our revolving repurchase facilities was $3.0 billion for the year ended December 31, 2016. As of December 31, 2016, we had aggregate borrowings of $3.6 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.02% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. During the second quarter of 2016, we increased the facility size by $125.0 million. As of December 31, 2016, this facility provided for $1.7 billion of financing, of which $1.5 billion was outstanding and an additional $178.2 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of December 31, 2016, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $1.5 billion and $3.1 billion under the GE portfolio acquisition facility as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, the sequential pay advance borrowings under the GE portfolio acquisition facility had been fully repaid.

Asset-Specific Financings

During the year ended December 31, 2016, we entered into four asset-specific financings providing an additional $567.1 million of credit capacity. The following table details statistics for our asset-specific financings ($ in thousands):

	December 31, 2016
Lender	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
JP Morgan(4)
Collateral assets	1	$284,012	$282,818	L+3.88%	n/a	Jan. 2020
Financing provided	1	233,679	233,626	L+1.89%	$116,839	Jan. 2020
Citibank(4)
Collateral assets	2	203,656	203,555	L+4.40%	n/a	Nov. 2020
Financing provided	2	158,652	158,609	L+2.42%	39,663	Nov. 2020
Deutsche Bank
Collateral assets	1	183,300	180,866	L+5.18%	n/a	Aug. 2021
Financing provided	1	135,075	133,621	L+3.03%	66,410	Aug. 2021
Bank of the Ozarks
Collateral assets	2	143,164	140,524	L+6.42%	n/a	Apr. 2020
Financing provided	2	108,435	107,323	L+3.68%	—	Apr. 2020
Wells Fargo
Collateral assets	1	61,951	61,654	L+6.05%	n/a	Dec. 2019
Financing provided	1	43,366	43,154	L+2.97%	8,673	Dec. 2019
Total
Collateral assets	7	$876,083	$869,417	L+4.84%	n/a

Financing provided	7	$679,207	$676,333	L+2.60%	$231,585

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
(3)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

(4)	Borrowings under these asset specific financings are cross collateralized with the related revolving repurchase facility with the same lender.

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

During the year ended December 31, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $31.6 million and we recorded interest expense of $1.4 million, including $376,000 of amortization of deferred fees and expenses. As of December 31, 2016 we had no outstanding borrowings under the agreement.

Loan Participations Sold

The following table details statistics for our loan participations sold ($ in thousands):

	December 31, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
Total loan	1	$419,560	$416,233	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	349,633	348,077	L+2.72%	$29,616	Dec. 2019

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	Other than one instance where we entered into a related guarantee agreement for £24.0 million ($29.6 million as of December 31, 2016), our loan participations sold are non-recourse to us.
(3)	During the year ended December 31, 2016, we recorded $13.7 million of interest expense related to our loan participations sold, of which $13.1 million was paid in cash.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.6 million as of December 31, 2016.

Refer to Note 7 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2016 ($ in thousands):

	December 31, 2016
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value		Wtd. Avg. Yield/Cost(1)	Guarantee	Wtd. Avg. Term
Total loan	4	$1,267,184	$	n/a	5.85%	n/a	Mar. 2021
Senior participation	4	1,029,516		n/a	4.20%	n/a	Mar. 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2016, 89% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2016, the remaining 11% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of December 31, 2016 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$7,386,363	£739,093	€47,888	C$	458,581
Floating rate debt(1)(2)(3)	(5,474,762)	(577,895)	(149,897)		(510,428)

Net floating rate exposure(4)	$1,911,601	£161,198	€(102,009)	C$	(51,847)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, and non-consolidated senior interests.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($12.9 million as of December 31, 2016) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $1.1 billion, £15.1 million, and C$437.3 million to limit our exposure to increases in interest rates.

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

CT Legacy Portfolio

Our CT Legacy Portfolio consisted of (i) our interests in CT Legacy Partners, LLC and (ii) our carried interest in CT Opportunity Partners I, LP, or CTOPI, a private investment fund that was previously under our management and is now managed by an affiliate of our Manager.

During the year ended December 31, 2016 we recognized (i) $13.4 million of gain on investments at fair value, (ii) $3.2 million of income from equity investment in unconsolidated subsidiary, (iii) $2.8 million of general and administrative expenses, and (iv) $8.1 million of net income attributable to non-controlling interest related to our CT Legacy Portfolio. In addition, we received $24.6 million of distributions related to assets in the CT Legacy Portfolio. Our interests in CT Legacy Partners, LLC and CTOPI have been substantially realized as of December 31, 2016. Accordingly, we no longer have any non-controlling interests or an equity investment in unconsolidated subsidiary on our consolidated balance sheets as of December 31, 2016.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Year Ended December 31,		2016 vs 2015	Year Ended December 31,		2015 vs 2014
	2016	2015		$2015	2014	$
Income from loans and other investments
Interest and related income	$497,974	$410,635	$87,339	$410,635	$184,766	$225,869
Less: Interest and related expenses	184,270	152,416	31,854	152,416	69,143	83,273

Income from loans and other investments, net	313,704	258,219	55,485	258,219	115,623	142,596
Other expenses
Management and incentive fees	55,959	42,886	13,073	42,886	19,491	23,395
General and administrative expenses	27,716	36,709	(8,993)	36,709	27,799	8,910

Total other expenses	83,675	79,595	4,080	79,595	47,290	32,305
Gain on investments at fair value	13,420	21,967	(8,547)	21,967	13,258	8,709
Loss on deconsolidation of subsidiary	—	—	—	—	(8,615)	8,615
Income from equity investment in unconsolidated subsidiary	3,187	11,798	(8,611)	11,798	28,036	(16,238)

Income before income taxes	246,636	212,389	34,247	212,389	101,012	111,377
Income tax provision	196	504	(308)	504	518	(14)

Net income	246,440	211,885	34,555	211,885	100,494	111,391

Net income attributable to non-controlling interests	(8,143)	(15,056)	6,913	(15,056)	(10,449)	(4,607)

Net income attributable to Blackstone Mortgage Trust, Inc.	$238,297	$196,829	$41,468	$196,829	$90,045	$106,784

Net income per share – basic and diluted	$2.53	$2.41	$0.12	$2.41	$1.86	$0.55
Dividends declared per share	$2.48	$2.28	$0.20	$2.28	$1.98	$0.30

Income from loans and other investments, net

Income from loans and other investments, net increased $55.5 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase was primarily due to the increase in the weighted-average principal balance of our loan portfolio, which increased by $2.4 billion for the year ended December 31, 2016 compared with December 31, 2015. This was partially offset by additional interest expense incurred on our secured debt agreements, the weighted-average principal balance of which increased by $2.0 billion for the year ended December 31, 2016 compared with December 31, 2015.

Income from loans and other investments, net increased $142.6 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily due to the increase in the principal balance of our loan portfolio, which increased by $4.6 billion as of December 31, 2015 compared with December 31, 2014. This was partially offset by additional interest expense incurred on our secured debt agreements, the principal balance of which increased by $3.8 billion as of December 31, 2015 compared with December 31, 2014.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $4.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to (i) an increase of $7.3 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before any incentive fees) exceeding the performance hurdle, (ii) an increase of $6.1 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $5.8 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock in 2015. These were offset by (i) a decrease of $9.6 million of transaction costs related the GE loan portfolio acquisition, (ii) a decrease of $4.9 million of compensation expenses associated with our CT Legacy Portfolio incentive plans, and (iii) a decrease of $570,000 of general operating expenses.

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

Gain on investments at fair value

During the year ended December 31, 2016, we recognized $13.4 million of net gains, primarily on investments held by CT Legacy Partners compared to $22.0 million of net gains during the year ended December 31, 2015. During the year ended December 31, 2014, we recognized $13.3 million of net gains, primarily on investments held by CT Legacy Partners

Income from equity investment in unconsolidated subsidiary

During the year ended December 31, 2016, we recognized $3.2 million of promote income from CTOPI compared to $11.8 million of promote income during the year ended December 31, 2015 and $28.0 million of promote income during the year ended December 31, 2014.

Net income attributable to non-controlling interests

During the year ended December 31, 2016, we recognized $8.1 million of net income attributable to non-controlling interests compared with $15.1 million during the year ended December 31, 2015. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. The decrease in income attributable to non-controlling interests is primarily a result of the decrease of $8.5 million of gain on investments at fair value recognized by CT Legacy Partners during the year ended December 31, 2016 compared to the year ended December 31, 2015.

During the year ended December 31, 2015, we recognized $15.1 million of net income attributable to non-controlling interests compared with $10.4 million during the year ended December 31, 2014. The increase in income attributable to non-controlling interests is primarily a result of the increase of $8.7 million of gain on investments at fair value recognized by CT Legacy Partners during the year ended December 31, 2015 compared to the year ended December 31, 2014.

Dividends per share

During the year ended December 31, 2016, we declared aggregate dividends of $2.48 per share, or $233.3 million. During 2015, we declared aggregate dividends of $2.28 per share, or $194.8 million. During 2014, we declared aggregate dividends of $1.98 per share, or $101.3 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of December 31, 2016, we had 94,540,263 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $5.7 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of December 31, 2016, our secured debt agreements consisted of revolving repurchase facilities with an outstanding balance of $3.6 billion, the GE portfolio acquisition facility with an outstanding balance of $1.5 billion, and $679.2 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of December 31, 2016 we had $349.6 million of loan participations sold and $1.0 billion of non-consolidated senior interests outstanding.

See Notes 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2016	December 31, 2015
Debt-to-equity ratio(1)	2.3x	2.5x
Total leverage ratio(2)	2.9x	3.1x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total stockholders’ equity, in each case at period end.
(2)

Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, and non-consolidated senior interests, less cash, to (ii) total stockholders’ equity, in each case at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents and available borrowings under our revolving repurchase facilities and revolving credit agreement, which are set forth in the following table ($ in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$75,567	$96,450
Available borrowings under secured debt agreements	541,743	504,778

	$617,310	$601,228

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2016, we filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, that is effective for a term of three years and expires in July 2019. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include (i) class A common stock, (ii) preferred stock, (iii) debt securities, (iv) depositary shares representing preferred stock, (v) warrants, (vi) subscription rights, (vii) purchase contracts, and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,998,327 shares of class A common stock were available for issuance as of December 31, 2016, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of December 31, 2016. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $5.7 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2016 were as follows ($ in thousands):

	Total Obligation	Payment Timing
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(1)	$882,472	$243,241	$625,100	$14,131	$—
Secured debt agreements(2)	5,967,979	2,370,403	3,346,973	250,603	—
Convertible notes	190,839	9,937	180,902	—	—

Total(3)	$7,041,290	$2,623,581	$4,152,975	$264,734	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of our secured debt agreements is based on the current maturity date of each individual borrowing under the respective agreement. Amounts include the related future interest payment obligations, which are estimated by assuming the amounts outstanding under our secured debt agreements and the interest rates in effect as of December 31, 2016 will remain constant into the future; this is only an estimate, as actual amounts borrowed and rates will vary over time.

(3)	Total does not include $349.6 million of loan participations sold and $1.0 billion of non-consolidated senior interests as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2016	2015	2014
Cash flows provided by operating activities	$236,652	$171,394	$80,637
Cash flows provided by (used in) investing activities	443,643	(4,820,985)	(2,412,896)
Cash flows (used in) provided by financing activities	(699,597)	4,694,118	2,333,936

Net (decrease) increase in cash and cash equivalents	$(19,302)	$44,527	$1,677

We experienced a net decrease in cash of $19.3 million for the year ended December 31, 2016, compared to a net increase of $44.5 million for the year ended December 31, 2015. During 2016, we received $3.5 billion of proceeds from loan principal collections. We used the proceeds from our loan repayments to (i) originate $3.2 billion of new loans during 2016 and (ii) repay a net $348.9 million under secured debt agreements.

We experienced a net increase in cash of $44.5 million for the year ended December 31, 2015, compared to a net increase of $1.7 million for the year ended December 31, 2014. During 2015, we (i) borrowed a net $3.9 billion under our repurchase facilities, (ii) generated $1.0 billion of net proceeds from the sale of our class A common stock, (iii) received $2.3 billion of proceeds from loan sales and principal collections, and (iv) and sold $256.0 million of loan participations. We used the proceeds from our debt and equity financing activities to originate $7.2 billion of new loans during 2015.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2016 and 2015, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2016, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Refer to Note 2 to our consolidated financial statements for the complete listing and description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2016 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan(3)	5/15/2015	$590.0	$483.8	$81.6	L + 4.25%	L + 4.78%	5/15/2020	Miami	Retail	$613 / sqft	36%	3
2	Senior loan(3)	8/6/2015	455.2	455.2	82.1	4.48%	6.07%	10/29/2022	Diversified-EUR	Other	n/a	71%	3
3	Senior loan	5/22/2014	419.6	419.6	416.2	L + 4.20%	L + 4.48%	12/31/2019	Diversified-UK	Hotel	113,610 / key	59%	3
4	Senior loan	5/1/2015	320.3	294.5	293.1	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	374 / sqft	68%	3
5	Senior loan	1/7/2015	315.0	284.0	282.8	L + 3.50%	L + 3.88%	1/9/2020	New York	Office	245 / sqft	53%	2
6	Senior loan	6/4/2015	259.1	259.1	262.2	L + 4.34%	L + 4.11%	8/11/2020	Diversified-CAN	Hotel	40,016 / key	54%	2
7	Senior loan(3)	6/30/2015	249.5	239.7	47.4	L + 4.75%	L + 5.18%	7/9/2020	San Francisco	Condo	758 / sqft	66%	3
8	Senior loan	6/23/2015	223.5	213.2	212.5	L + 3.65%	L + 3.76%	10/1/2020	Washington DC	Office	240 / sqft	72%	2
9	Senior loan	7/31/2014	215.0	193.2	193.1	L + 3.50%	L + 3.57%	8/9/2019	Chicago	Office	258 / sqft	65%	2
10	Senior loan	6/23/2015	193.2	193.2	193.2	5.38%	5.38%	1/18/2017	Diversified-GER	Retail	58 / sqft	53%	2
11	Senior loan	8/19/2016	200.0	187.5	186.7	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	558 / sqft	69%	3
12	Senior loan	8/3/2016	275.9	183.3	180.9	L + 4.66%	L + 5.18%	8/9/2021	New York	Office	252 / sqft	57%	3
13	Senior loan	4/15/2016	200.0	179.1	177.7	L + 4.25%	L + 4.86%	5/9/2021	New York	Office	165 / sqft	40%	3
14	Senior loan	12/22/2016	204.5	171.2	169.2	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	241 / sqft	66%	3
15	Senior loan	8/17/2016	187.0	169.0	167.3	L + 3.75%	L + 4.13%	9/9/2021	San Francisco	Office	488 / sqft	65%	3
16	Senior loan	2/25/2014	166.0	166.0	165.9	L + 4.60%	L + 5.13%	3/9/2019	Diversified-US	Hotel	87,231 / key	49%	2
17	Senior loan	6/3/2016	160.0	160.0	160.0	L + 4.42%	L + 4.42%	6/9/2021	Los Angeles	Office	86 / sqft	41%	3
18	Senior loan	3/8/2016	181.2	148.6	147.2	L + 3.55%	L + 3.90%	3/9/2021	Orange County	Office	187 / sqft	52%	3
19	Senior loan	10/30/2013	140.0	140.0	139.6	L + 4.38%	L + 4.54%	9/9/2020	San Francisco	Hotel	215,716 / key	71%	2
20	Senior loan	10/26/2016	133.0	133.0	131.8	L + 4.20%	L + 4.56%	11/9/2021	Oakland	Office	131 / sqft	72%	2
21	Senior loan	1/30/2014	133.1	132.9	132.7	L + 4.30%	L + 5.32%	12/1/2017	New York	Hotel	212,341 / key	38%	2
22	Senior loan	10/5/2016	145.5	131.8	130.5	L + 4.35%	L + 4.84%	10/9/2021	Diversified-US	Hotel	52,299 / key	61%	2
23	Senior loan	12/9/2014	159.6	128.2	128.2	L + 3.80%	L + 3.80%	12/9/2019	Diversified-US	Office	73 / sqft	65%	2
24	Senior loan	8/28/2014	125.0	113.5	113.5	L + 4.35%	L + 4.38%	12/9/2018	New York	Office	118 / sqft	78%	3
25	Senior loan	6/23/2015	110.9	110.9	112.8	L + 3.30%	L + 3.26%	2/1/2017	Diversified-US	Other	273,905 / unit	57%	3
26	Senior loan	2/20/2014	110.0	110.0	109.5	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	161 / sqft	68%	2
27	Senior loan	9/30/2013	105.7	105.7	105.7	L + 3.94%	L + 3.93%	9/30/2020	New York	Multi	131,811 / unit	67%	2
28	Senior loan	3/4/2014	130.8	105.4	104.9	L + 4.00%	L + 5.84%	3/4/2018	London-UK	Office	631 / sqft	42%	3
29	Senior loan	10/17/2016	102.4	102.4	101.5	L + 3.95%	L + 4.31%	10/21/2021	Diversified-UK	Other	145 / sqft	73%	3
30	Senior loan	7/28/2016	116.5	101.5	100.5	L + 3.60%	L + 4.02%	8/9/2021	Atlanta	Office	161 / sqft	70%	3
31	Senior loan	3/12/2015	101.2	101.1	100.7	L + 3.25%	L + 3.61%	3/11/2020	Orange County	Office	268 / sqft	66%	1
32	Senior loan	4/27/2016	100.8	100.8	100.2	L + 4.35%	L + 5.02%	5/9/2021	Chicago	Office	133 / sqft	74%	3
33	Senior loan	6/24/2015	107.3	100.2	99.6	L + 4.25%	L + 4.62%	7/9/2020	Honolulu	Hotel	168,058 / key	67%	2
34	Senior loan	6/24/2015	100.0	100.0	99.7	L + 3.50%	L + 3.86%	12/1/2019	Virginia	Office	186 / sqft	43%	2
35	Senior loan	2/18/2016	98.7	98.7	98.0	L + 3.75%	L + 4.41%	4/20/2019	London-UK	Office	828 / sqft	44%	3
36	Senior loan	1/22/2016	128.5	95.3	94.4	L + 4.25%	L + 4.76%	2/9/2021	Los Angeles	Retail	248 / sqft	64%	3
37	Senior loan	3/10/2016	104.0	91.7	91.0	L + 4.10%	L + 4.52%	4/9/2021	Chicago	Multi	599,502 / unit	63%	3
38	Senior loan(3)	9/3/2015	100.3	88.4	24.9	L + 5.50%	L + 6.32%	9/2/2019	Seattle	Office	304 / sqft	59%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
39	Senior loan	6/23/2015	96.6	87.8	87.7	L + 3.41%		L + 3.48%		7/31/2019	Virginia	Office	142 / sqft	75%	3
40	Senior loan	5/16/2014	86.8	86.8	86.7	L + 3.85%		L + 4.11%		6/9/2019	Miami	Office	187 / sqft	74%	3
41	Senior loan	2/18/2015	89.9	84.3	84.2	L + 3.75%		L + 4.30%		3/9/2020	Diversified-CA	Office	174 / sqft	71%	2
42	Senior loan	5/22/2014	98.7	82.7	82.3	L + 3.75%		L + 4.07%		6/15/2021	Orange County	Office	150 / sqft	67%	2
43	Senior loan	7/11/2014	82.2	82.2	82.0	L + 3.65%		L + 4.03%		8/9/2019	Chicago	Office	155 / sqft	64%	2
44	Senior loan	10/28/2014	85.0	82.1	81.8	L + 3.75%		L + 4.12%		11/9/2019	New York	Retail	1,534 / sqft	78%	2
45	Senior loan	6/23/2015	81.7	81.7	82.0	L + 3.65%		L + 3.63%		11/30/2018	Diversified-US	Hotel	69,086 / key	83%	2
46	Senior loan	12/18/2015	79.1	79.1	78.9	L + 4.15%		L + 4.47%		1/9/2021	New York	Hotel	273,773 / key	67%	3
47	Senior loan	7/23/2014	80.0	77.7	77.3	L + 5.00%		L + 5.87%		8/9/2019	Atlanta	Office	155 / sqft	43%	2
48	Senior loan	2/12/2016	100.0	77.0	76.6	L + 4.15%		L + 4.68%		3/9/2021	Long Island	Office	115 / sqft	65%	3
49	Senior loan	6/23/2015	76.6	76.4	76.5	5.02	%(6)	5.09	%(6)	8/31/2020	Diversified-FL	MHC	22,129 / unit	69%	1
50	Senior loan	5/1/2015	83.5	75.6	75.2	L + 3.95%		L + 4.20%		5/9/2020	Maryland	Hotel	193,737 / key	67%	2
51	Senior loan	6/4/2015	77.4	74.1	74.9	5.05	%(6)	4.98	%(6)	3/28/2019	Diversified-CAN	Retail	38 / sqft	74%	3
52	Senior loan	2/12/2016	225.0	65.5	63.2	L + 5.75%		L + 7.11%		2/11/2021	Seattle	Office	87 / sqft	48%	3
53	Senior loan	11/30/2016	79.0	63.9	63.1	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	1,315 / sqft	54%	3
54	Senior loan	3/11/2014	65.0	62.1	62.1	L + 4.50%		L + 5.00%		4/9/2019	New York	Multi	698,177 / unit	65%	3
55	Senior loan	11/17/2014	69.0	62.0	61.7	L + 5.50%		L + 6.05%		12/9/2019	Diversified-CAN	Office	52 / sqft	53%	2
56	Senior loan	6/29/2016	75.4	62.0	61.4	L + 3.65%		L + 4.08%		7/9/2021	Fort Lauderdale	Office	240 / sqft	64%	3
57	Senior loan	10/6/2014	67.0	61.6	61.4	L + 4.35%		L + 4.78%		10/9/2019	Long Island	Hotel	100,088 / key	65%	2
58	Senior loan	6/5/2014	60.5	60.5	60.4	L + 4.50%		L + 4.90%		6/5/2019	London-UK	Retail	2,563 / sqft	80%	2
59	Senior loan	9/1/2016	60.3	60.3	59.8	L + 4.35%		L + 5.01%		9/1/2021	Atlanta	Multi	263,115 / unit	72%	3
60	Senior loan	1/13/2014	60.0	60.0	58.9	L + 3.45%		L + 4.89%		6/9/2020	New York	Office	284 / sqft	53%	2
61	Senior loan	2/27/2015	73.7	57.9	57.6	L + 3.55%		L + 4.00%		2/26/2020	Chicago	Office	117 / sqft	64%	2
62	Senior loan	5/20/2015	53.1	53.1	53.3	L + 3.50%		L + 3.52%		12/31/2018	Chicago	Office	135 / sqft	67%	3
63	Senior loan	6/4/2015	52.5	52.5	52.4	L + 3.25%		L + 3.28%		7/6/2017	Norwich-UK	Retail	156 / sqft	55%	1
64	Senior loan	9/26/2014	51.0	51.0	51.0	L + 4.00%		L + 4.00%		10/9/2019	Dallas	Office	115 / sqft	70%	2
65	Senior loan	9/9/2014	56.0	50.4	50.3	L + 4.00%		L + 4.31%		9/9/2019	Ft. Lauderdale	Office	145 / sqft	71%	2
66	Senior loan	4/1/2014	50.0	50.0	50.0	L + 4.20%		L + 4.73%		4/9/2019	Honolulu	Hotel	161,290 / key	69%	2
67	Senior loan	11/23/2016	55.4	50.0	49.5	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	208,333 / unit	65%	3
68	Senior loan	12/27/2016	57.2	48.5	47.9	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	1,212,857 / unit	64%	3
69	Senior loan	5/20/2015	58.0	48.1	48.0	5.24	%(6)	5.28	%(6)	6/30/2019	Charlotte	Office	95 / sqft	71%	3
70	Senior loan	7/2/2013	49.5	45.8	45.8	L + 4.25%		L + 4.53%		7/10/2018	Denver	Hotel	124,147 / key	69%	2
71	Senior loan	9/22/2016	46.0	45.5	45.1	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
72	Senior loan	11/19/2015	50.0	43.7	43.6	L + 4.00%		L + 4.32%		10/9/2018	New York	Office	1,121 / sqft	57%	3
73	Senior loan	3/26/2014	43.3	42.9	42.8	L + 4.30%		L + 4.70%		4/9/2019	East Bay	Office	123 / sqft	71%	2
74	Senior loan	11/28/2013	58.0	41.0	40.7	L + 4.38%		L + 5.28%		1/20/2019	London-UK	Office	502 / sqft	49%	3
75	Senior loan	6/11/2015	40.2	40.2	40.4	5.09	%(6)	5.10	%(6)	9/30/2020	Diversified-US	MHC	22,990 / unit	79%	2
76	Senior loan	8/8/2013	39.3	39.3	39.3	L + 4.25%		L + 4.73%		8/10/2018	Newport-RI	Hotel	152,826 / key	61%	1
77	Senior loan	6/26/2015	42.1	38.0	37.9	L + 3.75%		L + 4.36%		7/9/2020	San Diego	Office	173 / sqft	73%	2
78	Senior loan	5/28/2015	38.0	38.0	37.7	L + 3.90%		L + 4.20%		6/30/2018	Houston	Hotel	97,938 / key	45%	2
79	Senior loan	5/28/2015	37.4	37.4	37.5	L + 5.25%		L + 5.26%		3/5/2017	Atlanta	Office	108 / sqft	48%	2
80	Senior loan	8/25/2015	43.8	36.8	36.6	L + 4.50%		L + 5.13%		9/9/2018	Los Angeles	Office	164 / sqft	46%	3
81	Senior loan	5/20/2015	38.3	35.8	35.7	4.65	%(6)	4.86	%(6)	1/31/2019	Los Angeles	Office	175 / sqft	59%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
82	Senior loan	6/11/2015	35.5	35.5	35.6	4.84	%(6)	4.86	%(6)	7/31/2019	Tampa	MHC	30,967 / unit	80%	3
83	Senior loan	6/12/2014	35.1	35.1	35.0	L + 4.00%		L + 4.61%		6/30/2018	Los Angeles	Office	40 / sqft	44%	3
84	Senior loan	6/11/2015	34.4	34.4	34.5	5.34%		5.36%		5/31/2020	Diversified-US	MHC	21,047 / unit	65%	2
85	Senior loan	10/22/2015	32.1	32.1	32.0	L + 4.50%		L + 5.03%		10/22/2018	London-UK	Office	2,424 / sqft	64%	3
86	Senior loan	5/20/2015	36.5	32.0	32.0	L + 3.60%		L + 3.60%		7/11/2019	Los Angeles	Office	388 / sqft	46%	1
87	Senior loan	4/4/2014	30.7	30.0	30.0	L + 4.25%		L + 4.57%		4/9/2019	San Francisco	Office	289 / sqft	65%	2
88	Senior loan	12/30/2013	30.9	29.0	29.0	L + 4.50%		L + 4.92%		1/9/2019	Phoenix	Office	90 / sqft	67%	2
89	Senior loan	4/17/2015	28.4	28.4	28.2	L + 4.50%		L + 4.95%		4/20/2020	Hague-NL	Hotel	92,797 / key	71%	3
90	Senior loan	5/28/2015	31.9	27.4	27.4	L + 4.35%		L + 4.57%		12/31/2017	San Jose	Office	73 / sqft	48%	3
91	Senior loan	2/28/2014	26.0	26.0	26.0	L + 4.00%		L + 4.27%		3/9/2019	Phoenix	Other	130,653 / unit	69%	2
92	Senior loan	6/4/2015	26.0	26.0	25.9	5.97%		6.03%		7/1/2017	Edmonton-CAN	MHC	29,879 / unit	49%	1
93	Senior loan	6/11/2015	26.0	26.0	25.9	5.23	%(6)	5.42	%(6)	11/30/2020	West Palm Beach	MHC	53,608 / unit	75%	2
94	Senior loan	6/11/2015	24.5	24.5	24.4	5.33	%(6)	5.53	%(6)	11/30/2020	Ft. Lauderdale	MHC	49,696 / unit	70%	2
95	Senior loan	6/18/2014	22.0	22.0	21.8	L + 4.00%		L + 4.43%		7/20/2019	Diversified-NL	Office	57 / sqft	69%	2
96	Senior loan	5/28/2015	49.0	22.0	21.8	L + 4.00%		L + 4.95%		6/30/2018	Los Angeles	Office	25 / sqft	53%	3
97	Senior loan	5/20/2015	21.1	21.1	21.1	L + 4.25%		L + 4.32%		9/30/2018	Phoenix	Multi	68,806 / unit	73%	2
98	Senior loan	5/28/2015	20.8	20.8	20.9	L + 3.95%		L + 4.09%		3/31/2019	Pittsburgh	Hotel	93,337 / key	71%	4
99	Senior loan	6/23/2015	28.7	18.7	18.7	L + 3.75%		L + 3.75%		8/31/2019	New York	Condo	212 / sqft	50%	1
100	Senior loan	6/11/2015	18.2	18.2	18.1	4.87	%(6)	5.11	%(6)	11/30/2020	Ft. Lauderdale	MHC	26,586 / unit	51%	2
101	Senior loan	6/4/2015	17.1	17.1	17.2	4.63%		4.66%		3/1/2017	Ontario-CAN	Other	50,396 / unit	59%	2
102	Senior loan	6/4/2015	16.3	16.3	16.2	4.47	%(6)	4.67	%(6)	12/23/2018	Montreal-CAN	Office	45 / sqft	45%	2
103	Senior loan	6/4/2015	16.0	16.0	16.0	5.17%		5.27%		9/4/2020	Diversified-CAN	Other	3,477 / unit	61%	2
104	Senior loan	5/28/2015	15.6	15.6	15.6	L + 3.70%		L + 3.92%		8/31/2019	Albuquerque	Hotel	114,968 / key	51%	1
105	Senior loan	6/11/2015	15.0	15.0	14.9	5.32	%(6)	5.54	%(6)	9/30/2020	Tampa	MHC	39,474 / unit	64%	2
106	Senior loan	6/4/2015	13.3	13.3	13.8	L + 4.50%		L + 4.45%		12/1/2017	Toronto-CAN	Office	80 / sqft	58%	3
107	Senior loan	5/28/2015	12.8	11.2	11.0	L + 4.75%		L + 5.61%		8/31/2017	Diversified-US	Office	42 / sqft	86%	2

			$10,743.7	$9,756.7	$8,693.0	4.82%		5.24%		3.3 yrs				61%	2.5

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2016, four loans in our portfolio have been financed with an aggregate $1.0 billion of non-consolidated senior interest, which are included in the table above.

(4)

As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans by principal balance indexed to USD LIBOR. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2016, 89% of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2016, the remaining 11% of our loans by principal balance earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve-month period following December 31, 2016, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Subject to Interest		25 Basis Point	25 Basis Point	50 Basis Point	50 Basis Point
Currency	Rate Sensitivity(1)		Increase	Decrease	Increase	Decrease
USD(2)	$7,386,363	Interest income	$18,189	$(18,189)	$36,377	$(36,377)
	(5,474,762)	Interest expense	(13,687)	13,687	(27,374)	27,374

	$1,911,601	Total	$4,502	$(4,502)	$9,003	$(9,003)

GBP(2)	$912,041	Interest income	$2,140	$(2,017)	$4,420	$(4,033)
	(713,122)	Interest expense	(1,783)	1,783	(3,566)	3,566

	$198,919	Total	$357	$(234)	$854	$(467)

EUR	$50,364	Interest income	$—	$—	$91	$—
	(157,647)	Interest expense	—	—	(285)	—

	$(107,283)	Total	$—	$—	$(194)	$—

CAD(3)	$341,181	Interest income	$853	$(853)	$1,706	$(1,550)
	(379,754)	Interest expense	(949)	949	(1,899)	1,899

	$(38,573)	Total	$(96)	$96	$(193)	$349

		Total	$4,763	$(4,640)	$9,470	$(9,121)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, and non-consolidated senior interests.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($12.9 million as of December 31, 2016) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of December 31, 2016, 11% of our loans by principal balance earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following tables outline our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	December 31, 2016
Foreign currency assets(1)	£1,113,124	€276,407	C$	660,747
Foreign currency liabilities(1)	(880,081)	(150,199)		(527,981)
Foreign currency contracts – notional	(141,900)	(44,900)		(122,900)

Net exposure to exchange rate fluctuations	£91,143	€81,308	C$	9,866

(1)	Balances include non-consolidated senior interests of £302.0 million

	December 31, 2015
Foreign currency assets(1)	£916,002	€387,927	C$	783,813
Foreign currency liabilities(1)	(740,146)	(259,625)		(620,387)
Foreign currency contracts – notional	(90,400)	(49,000)		(154,900)

Net exposure to exchange rate fluctuations	£85,456	€79,302	C$	8,526

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $28.8 million and $13.3 million, respectively, as of December 31, 2016. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

Management’s Report on Internal Control Over Financial Reporting

Management of Blackstone Mortgage Trust, Inc. and subsidiaries, or Blackstone Mortgage Trust, is responsible for establishing and maintaining adequate internal control over financial reporting. Blackstone Mortgage Trust’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”).

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

Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2016, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2016, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2016, which is included herein.

ITEM 9B.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report which includes disclosures publicly filed by Travelport Worldwide Limited and NCR Corporation, each of which may be considered to have been an affiliate of Blackstone and therefore our affiliate during all or a portion of the year ended December 31, 2016.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2017 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

Blackstone Mortgage Trust, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2016 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.18	+*	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2016 Stock Incentive Plan

10.19	+

Blackstone Mortgage Trust, Inc. 2016 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2016 and incorporated herein by reference)

10.20	+*	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2016 Manager Incentive Plan

10.21	+	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.22

Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

10.23

Memorandum of Designation and Understanding, dated as of April 10, 2015 by and among BRE Imagination Holdco LLC, Blackstone Real Estate Partners VIII L.P. and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.24

Letter Agreement, dated as of July 15, 2015 detailing certain amendments to the Purchase and Sale Agreement, dated as of April 10, 2015, by and among General Electric Capital Corporation and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2015 and incorporated herein by reference)

10.25

Master Repurchase Agreement, dated as of May 21, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.26

Joinder Agreement, dated as of September 23, 2013, by Parlex 1 Finance, LLC, Parlex 3 Finance LLC and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.27

Joinder Termination Agreement, dated as of March 25, 2016, among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.28

Amendment No. 1 to Master Repurchase Agreement, dated as of September 23, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.29

Amendment No. 2 to Master Repurchase Agreement, dated as of June 30, 2014, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.30

Amendment No. 3 to Master Repurchase Agreement, dated as of March 27, 2015, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.31

Amendment No. 4 to Master Repurchase Agreement, dated as of March 25, 2016, by and between Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.32

Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.33

Amendment No. 1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.34

Amendment No. 2 to Guarantee Agreement, dated as of February 21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.35

Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.36

First Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2016, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 25, 2016 and incorporated herein by reference)

10.37

Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.38

First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.39

Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.40

Master Repurchase Agreement, dated as of June 28, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.41

Amendment No. 1 to Master Repurchase Agreement, dated as of December 20, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.42

Amendment No. 2 to Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.43

Guarantee Agreement, dated as of June 28, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.44

Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.45

Amended and Restated Master Repurchase Agreement, dated as of January 29, 2016, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.46

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of July 25, 2016, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, Blackstone Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 25, 2016 and incorporated herein by reference)

10.47

Guarantee Agreement, dated as of December 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.48

Amendment No. 1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.49

Acknowledgment of Guarantor, dated as of January 29, 2016, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.50

Master Repurchase and Securities Contract Agreement, dated as of March 3, 2014, among Parlex 6 UK Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.51

Parent Guaranty and Indemnity, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.52

Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.53

Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.54

Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.55

Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.56

Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.57

Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.58

Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.59

Fourth Amended and Restated Master Repurchase and Securities Contract, dated as of June 30, 2016, by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC, Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.60

Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.61

Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.62

Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.63

Amendment No. 1 to Master Repurchase Agreement, dated as of February 24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.64

Amendment No. 2 to Master Repurchase Agreement, dated as of April 22, 2016, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.65

Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.66

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.67

Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.68

Assignment and Assumption of Lease, dated as of December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings I L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.69

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

ITEM 16.	FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2017	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2017 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 14, 2017 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal Executive Officer)

February 14, 2017 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 14, 2017 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 14, 2017 Date	/s/ Thomas E. Dobrowksi Thomas E. Dobrowski, Director

February 14, 2017 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 14, 2017 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 14, 2017 Date	/s/ Jonathan L. Pollack Jonathan L. Pollack, Director

February 14, 2017 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Blackstone Mortgage Trust, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blackstone Mortgage Trust, Inc. and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

New York, New York

February 14, 2017

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$75,567	$96,450
Restricted cash	—	9,556
Loans receivable, net	8,692,978	9,077,007
Equity investment in unconsolidated subsidiary	—	9,441
Other assets	44,070	184,119

Total Assets	$8,812,615	$9,376,573

Liabilities and Equity
Secured debt agreements, net	$5,716,354	$6,116,105
Loan participations sold, net	348,077	497,032
Convertible notes, net	166,762	164,026
Other liabilities	87,819	93,679

Total Liabilities	6,319,012	6,870,842

Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 94,540,263 and 93,702,326 shares issued and outstanding as of December 31, 2016 and 2015, respectively	945	937
Additional paid-in capital	3,089,997	3,070,200
Accumulated other comprehensive loss	(56,202)	(32,758)
Accumulated deficit	(541,137)	(545,791)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,493,603	2,492,588
Non-controlling interests	—	13,143

Total Equity	2,493,603	2,505,731

Total Liabilities and Equity	$8,812,615	$9,376,573

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Income from loans and other investments
Interest and related income	$497,974	$410,635	$184,766
Less: Interest and related expenses	184,270	152,416	69,143

Income from loans and other investments, net	313,704	258,219	115,623
Other expenses
Management and incentive fees	55,959	42,886	19,491
General and administrative expenses	27,716	36,709	27,799

Total other expenses	83,675	79,595	47,290
Gain on investments at fair value	13,420	21,967	13,258
Income from equity investment in unconsolidated subsidiary	3,187	11,798	28,036
Loss on deconsolidation of subsidiary	—	—	(8,615)

Income before income taxes	246,636	212,389	101,012
Income tax provision	196	504	518

Net income	246,440	211,885	100,494

Net income attributable to non-controlling interests	(8,143)	(15,056)	(10,449)

Net income attributable to Blackstone Mortgage Trust, Inc.	$238,297	$196,829	$90,045

Net income per share of common stock basic and diluted	$2.53	$2.41	$1.86

Weighted-average shares of common stock outstanding, basic and diluted	94,165,351	81,740,227	48,394,478

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$246,440	$211,885	$100,494
Other comprehensive income
Unrealized loss on foreign currency remeasurement	(49,686)	(41,616)	(15,822)
Realized and unrealized gain on derivative financial instruments	26,242	23,882	—

Other comprehensive loss	(23,444)	(17,734)	(15,822)

Comprehensive income	222,996	194,151	84,672
Comprehensive income attributable to non-controlling interests	(8,143)	(15,056)	(10,449)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$214,853	$179,095	$74,223

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2013	$295	$1,252,986	$798	$(536,170)	$717,909	$38,841	$756,750
Shares of class A common stock issued, net	288	765,855	—	—	766,143	—	766,143
Restricted class A common stock earned	—	7,983	—	—	7,983	—	7,983
Dividends reinvested	—	205	—	(205)	—	—	—
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive loss	—	—	(15,822)	—	(15,822)	—	(15,822)
Net income	—	—	—	90,045	90,045	10,449	100,494
Dividends declared on common stock	—	—	—	(101,262)	(101,262)	—	(101,262)
Distributions to non-controlling interests	—	—	—	—	—	(13,775)	(13,775)

Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886

Shares of class A common stock issued, net	354	1,029,186	—	—	1,029,540	—	1,029,540
Restricted class A common stock earned	—	12,960	—	—	12,960	—	12,960
Dividends reinvested	—	275	—	(259)	16	—	16
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive loss	—	—	(17,734)	—	(17,734)	—	(17,734)
Net income	—	—	—	196,829	196,829	15,056	211,885
Dividends declared on common stock	—	—	—	(194,769)	(194,769)	—	(194,769)
Distributions to non-controlling interests	—	—	—	—	—	(37,428)	(37,428)

Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731

Shares of class A common stock issued, net	8	—	—	—	8	—	8
Restricted class A common stock earned	—	19,045	—	—	19,045	—	19,045
Dividends reinvested	—	377	—	(350)	27	—	27
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive loss	—	—	(23,444)	—	(23,444)	—	(23,444)
Net income	—	—	—	238,297	238,297	8,143	246,440
Dividends declared on common stock	—	—	—	(233,293)	(233,293)	—	(233,293)
Distributions to non-controlling interests	—	—	—	—	—	(21,286)	(21,286)

Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$246,440	$211,885	$100,494
Adjustments to reconcile net income to net cash provided by operating activities
Gain on investments at fair value	(13,420)	(21,967)	(13,258)
Income from equity investment in unconsolidated subsidiary	(3,187)	(11,798)	(28,036)
Non-cash compensation expense	21,899	20,717	9,716
Distributions of income from unconsolidated subsidiary	9,977	5,007	17,867
Amortization of deferred fees on loans	(40,345)	(36,053)	(19,785)
Amortization of deferred financing costs and premiums/ discount on debt obligations	19,339	20,708	9,900
Loss on deconsolidation of subsidiary	—	—	8,615
Changes in assets and liabilities, net
Other assets	6,069	(22,385)	(13,166)
Other liabilities	(10,120)	5,280	8,290

Net cash provided by operating activities	236,652	171,394	80,637

Cash flows from investing activities
Origination and fundings of loans receivable	(3,151,882)	(7,204,487)	(3,067,263)
Principal collections and sales proceeds from loans receivable and other assets	3,514,429	2,347,966	620,413
Origination and exit fees received on loans receivable	44,697	33,501	35,449
Receipts under derivative financial instruments	41,573	—	—
Payments under derivative financial instruments	(14,730)	—	—
Change in restricted cash	9,556	2,035	(1,495)

Net cash provided by (used in) investing activities	443,643	(4,820,985)	(2,412,896)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from financing activities
Borrowings under secured debt agreements	$3,185,933	$6,885,393	$3,196,939
Repayments under secured debt agreements	(3,534,803)	(3,030,091)	(1,926,644)
Proceeds from sale of loan participations	54,441	256,000	494,306
Repayment of loan participations	(136,000)	(238,164)	(61,836)
Payment of deferred financing costs	(15,350)	(21,230)	(16,160)
Receipts under derivative financial instruments	—	17,076	—
Distributions to non-controlling interests	(21,070)	(37,428)	(13,775)
Net proceeds from issuance of class A common stock	27	1,029,540	766,138
Dividends paid on class A common stock	(232,775)	(166,978)	(84,238)
Repayment of other liabilities	—	—	(20,794)

Net cash (used in) provided by financing activities	(699,597)	4,694,118	2,333,936

Net (decrease) increase in cash and cash equivalents	(19,302)	44,527	1,677
Cash and cash equivalents at beginning of year	96,450	51,810	52,342
Effects of currency translation on cash and cash equivalents	(1,581)	113	(2,209)

Cash and cash equivalents at end of year	$75,567	$96,450	$51,810

Supplemental disclosure of cash flows information
Payments of interest	$(164,905)	$(127,429)	$(55,174)

Payments of income taxes	$(286)	$(125)	$(1,473)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,615)	$(58,095)	$(30,357)

Participations sold, net	$(81,559)	$17,836	$432,470

Loan principal payments held by servicer, net	$670	$118,074	$—

Deconsolidation of subsidiaries	$—	$—	$8,615

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

As of both December 31, 2016 and 2015, we did not consolidate any VIEs.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Restricted Cash

We did not have any restricted cash as of December 31, 2016. We previously classified the cash balances held by CT Legacy Partners as restricted because, while these cash balances were available for use by CT Legacy Partners for its operations, they could not be used by us until our allocable share was distributed from CT Legacy Partners and could not be commingled with any of our unrestricted cash balances.

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

Equity Investment in Unconsolidated Subsidiary

Our carried interest in CT Opportunity Partners I, LP, or CTOPI, was accounted for using the equity method. CTOPI’s assets and liabilities were not consolidated into our financial statements due to our determination that (i) it was not a VIE and (ii) the other investors in CTOPI had sufficient rights to preclude consolidation by us. As such, we reported our allocable percentage of the net assets of CTOPI on our consolidated balance sheets. The investment was fully realized as of December 31, 2016 and we no longer have any equity investments in unconsolidated subsidiaries on our consolidated financial statements.

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

•

Loans receivable, net: The fair values of these loans were estimated by our Manager based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, occupancy rates, availability and cost of financing, exit plan, sponsorship, actions of other lenders, and indications of market value from other market participants.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

•

Derivative financial instruments: The fair value of our foreign currency contracts and interest rates caps was estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

•	Secured debt agreements, net: The fair value of these instruments was estimated based on the rate at which a similar credit facility would currently be priced.

•	Loan participations sold, net: The fair value of these instruments was estimated based on the value of the related loan receivable asset.

•	Convertible notes, net: The convertible notes are actively traded and their fair values were obtained using quoted market prices.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, we will change the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The new guidance addresses the classification of various transactions including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, distributions received from equity method investments, beneficial interests in securitization transactions, and others. We adopted ASU 2016-15 in the third quarter of 2016 and its adoption did not have a material impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” or ASU 2014-15. ASU 2014-15 introduces an explicit requirement for management to assess and provide certain disclosures if there is substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 is effective for the annual period ending after December 15, 2016. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2016	December 31, 2015
Number of loans	107	125
Principal balance	$8,727,218	$9,108,361
Net book value	$8,692,978	$9,077,007
Unfunded loan commitments(1)	$882,472	$700,658
Weighted-average cash coupon(2)	5.01%	4.84%
Weighted-average all-in yield(2)	5.36%	5.18%
Weighted-average maximum maturity (years)(3)	3.2	3.1

(1)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans by principal balance indexed to USD LIBOR. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. As of December 31, 2015, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $147.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.80%, as of December 31, 2015. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield assume applicable floating benchmark rate for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2016, 64% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty. As of December 31, 2015, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2014	$4,462,897	$(34,397)	$4,428,500
Loan originations, acquisitions, and fundings	7,203,145	—	7,203,145
Loan repayments	(2,407,920)	—	(2,407,920)
Unrealized (loss) gain on foreign currency translation	(149,761)	492	(149,269)
Deferred fees and other items(1)	—	(33,501)	(33,501)
Amortization of fees and other items(1)	—	36,052	36,052

December 31, 2015	$9,108,361	$(31,354)	$9,077,007

Loan fundings	3,151,882	—	3,151,882
Loan repayments	(3,374,622)	—	(3,374,622)
Unrealized (loss) gain on foreign currency translation	(158,403)	1,466	(156,937)
Deferred fees and other items(1)	—	(44,697)	(44,697)
Amortization of fees and other items(1)	—	40,345	40,345

December 31, 2016	$8,727,218	$(34,240)	$8,692,978

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2016
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	55	$4,800,609	$4,889,456	50%
Hotel	18	1,889,732	1,957,334	20
Retail	9	769,813	1,173,592	12
Multifamily	8	521,097	523,529	5
Manufactured housing	9	296,290	296,252	3
Condominium	2	66,070	258,360	3
Other	6	349,367	658,211	7

	107	$8,692,978	$9,756,734	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	26	$2,548,257	$2,562,149	26%
Southeast	21	1,492,530	1,899,748	19
West	22	1,628,811	1,828,667	19
Midwest	7	695,713	698,093	7
Southwest	8	380,639	379,766	4
Northwest	3	227,747	293,564	3

Subtotal	87	6,973,697	7,661,987	78
International
United Kingdom	9	977,136	1,305,816	13
Canada	8	487,835	483,923	5
Germany	1	204,241	254,644	3
Netherlands	2	50,069	50,364	1

Subtotal	20	1,719,281	2,094,747	22

Total	107	$8,692,978	$9,756,734	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests as of December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

December 31, 2016				December 31, 2015
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	8	$361,100	$361,574	1	12	$919,991	$925,443
2	52	4,011,992	4,083,678	2	77	5,929,447	6,316,890
3	46	4,299,026	5,290,668	3	35	2,114,531	2,792,510
4	1	20,860	20,814	4	1	113,038	113,283
5	—	—	—	5	—	—	—

	107	$8,692,978	$9,756,734		125	$9,077,007	$10,148,126

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests as of both December 31, 2016 and 2015.

The weighted-average risk rating of our total loan exposure was 2.5 and 2.2 as of December 31, 2016 and December 31, 2015, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of December 31, 2016 or 2015.

One of the loans in our portfolio, with a principal balance of $11.0 million as of December 31, 2016, previously experienced a maturity default during the third quarter of 2015 as a result of not meeting certain loan covenants. This loan, which had a principal balance of $113.3 million at the time of default was subsequently modified to include, among other changes, an extension of its maturity date to February 28, 2017. The loan’s risk rating was upgraded from “4” as of December 31, 2015 to a “2” as of December 31, 2016 as a result of collateral asset sales and resulting loan repayments during the year ended 2016, and positive leasing activity at the remaining collateral assets. As of December 31, 2016 and 2015, the borrower was current with all terms of the loan and we expect to collect all contractual amounts due thereunder. The risk rating of one of the loans in our portfolio with a net book value of $20.9 million was downgraded to a “4” as of December 31, 2016, however the borrower is current with all terms of the loan and we expect to collect all contractual amounts due thereunder.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Our equity investment in unconsolidated subsidiary consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. The investment was fully realized as of December 31, 2016 and we no longer have any investments in unconsolidated subsidiaries on our consolidated financial statements. Activity relating to our equity investment in unconsolidated subsidiary was as follows ($ in thousands):

CTOPI Carried Interest
Total as of December 31, 2014	$10,604
Distributions	(5,007)
Income allocation(1)	3,844

Total as of December 31, 2015	$9,441

Distributions	(9,977)
Income allocation(1)	536

Total as of December 31, 2016	$—

(1)

In instances where we have not received cash or all appropriate contingencies have not been eliminated, we have deferred the recognition of promote revenue allocated to us from CTOPI in respect of our carried interest in CTOPI, and recorded an offsetting liability as a component of other liabilities on our consolidated balance sheets.

Our carried interest in CTOPI entitled us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. Generally, we deferred recognition of income from CTOPI until cash was received or earned, pending distribution, and appropriate contingencies had been eliminated. During the years ended December 31, 2016, 2015, and 2014, we recognized $3.2 million, $11.8 million, and $28.0 million, respectively, of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statement of operations. This carried interest was either received in cash, or was earned and available in cash at CTOPI pending future distribution as of each respective balance sheet date.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. During the years ended December 31, 2016, 2015, and 2014, we recognized $1.6 million, $5.4 million, and $12.9 million, respectively, of expenses under the CTOPI incentive plan. Such amounts were recognized as a component of general and administrative expenses in our consolidated statements of operations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	December 31, 2016	December 31, 2015
Accrued interest receivable	$32,871	$37,161
Loan portfolio payments held by servicer(1)	6,294	122,666
Derivative assets	4,086	8,657
Prepaid expenses	803	890
Prepaid taxes	16	525
Real estate debt and equity investments, at fair value(2)	—	14,220

Total	$44,070	$184,119

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)	Real estate debt and equity investments consisted of assets held by CT Legacy Partners and were measured at fair value.

As of December 31, 2016, our other liabilities primarily included $58.6 million of accrued dividends payable, $12.8 million of accrued management and incentive fees payable to our Manager, and $5.4 million of secured debt repayments pending servicer remittance as of the balance sheet date. As of December 31, 2015, our other liabilities primarily included $58.1 million of accrued dividends payable and $14.4 million of accrued management and incentive fees payable to our Manager.

6. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include revolving repurchase facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2016	December 31, 2015
Revolving repurchase facilities	$3,572,837	$2,495,805
GE portfolio acquisition facility	1,479,582	3,161,291
Asset-specific financings	679,207	474,655
Revolving credit agreement	—	—

Total secured debt agreements	$5,731,626	$6,131,751

Deferred financing costs(1)	(15,272)	(15,646)

Net book value of secured debt	$5,716,354	$6,116,105

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Revolving Repurchase Facilities

The following table details our revolving repurchase facilities ($ in thousands):

	December 31, 2016
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,718,874	$1,339,942	$1,107,733	$232,209
MetLife	1,000,000	1,106,017	862,454	862,454	—
Bank of America	750,000	794,881	617,694	617,694	—
JP Morgan(4)	500,000	550,560	420,414	316,219	104,195
Morgan Stanley(5)	308,500	344,056	272,221	231,930	40,291
Citibank	500,000	508,989	394,677	229,629	165,048
Société Générale(6)	420,680	274,351	207,178	207,178	—

	$5,479,180	$5,297,728	$4,114,580	$3,572,837	$541,743

	December 31, 2015
	Maximum Facility Size(1)	Collateral Assets(2)	Repurchase Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Bank of America	$750,000	$840,884	$665,861	$618,944	$46,917
Wells Fargo	1,000,000	879,155	687,200	562,382	124,818
JP Morgan(4)	524,547	589,752	464,723	382,042	82,681
Citibank	500,000	568,032	436,217	344,879	91,338
MetLife	750,000	593,273	462,849	324,587	138,262
Morgan Stanley(5)	370,400	273,280	212,050	209,038	3,012
Société Générale(6)	437,320	67,416	53,933	53,933	—

	$4,332,267	$3,811,792	$2,982,833	$2,495,805	$487,028

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each revolving credit facility.

(4)

As of December 31, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated. As of December 31, 2015, the JP Morgan maximum facility was composed of general $250.0 million facility size plus a general £153.0 million ($226.7 million) facility size provided under a related agreement that contemplated U.S. Dollars and British Pound Sterling borrowings, and additional capacity of £32.3 million ($47.8 million) on the £153.0 million facility.

(5)

The Morgan Stanley maximum facility size represents a £250.0 million facility size that was translated to $308.5 million as of December 31, 2016, and $370.4 million as of December 31, 2015. Borrowings denominated in British Pound Sterling and Euro are contemplated under this facility.

(6)

The Société Générale maximum facility size represents a € 400.0 million facility size that was translated to $420.7 million as of December 31, 2016, and $437.3 million as of December 31, 2015. As of December 31, 2016, borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under the facility.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The weighted-average outstanding balance of our revolving repurchase facilities was $3.0 billion for the year ended December 31, 2016. As of December 31, 2016, we had aggregate borrowings of $3.6 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.02% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

The weighted-average outstanding balance of our revolving repurchase facilities was $2.2 billion for the year ended December 31, 2015. As of December 31, 2015, we had aggregated borrowings of $2.5 billion outstanding under our revolving repurchase facilities, with a weighted-average cash coupon of LIBOR plus 1.83% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.05% per annum, and a weighted-average advance rate of 78.8%. As of December 31, 2015, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.3 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following table outlines the key terms of our revolving repurchase facilities as of December 31, 2016:

Lender	Currency	Rate(1)	Guarantee(2)	Advance Rate(3)	Margin Call(4)	Term/Maturity
Wells Fargo	$	L+1.79%	25%	79.7%	Collateral marks only	Term matched(5)
MetLife	$	L+1.86%	50%	78.9%	Collateral marks only	April 22, 2022(6)
Bank of America	$	L+1.66%	50%	79.4%	Collateral marks only	May 21, 2021(7)
JP Morgan	$/£	L+1.83%	50%	78.3%	Collateral marks only	January 7, 2019
Citibank	$	L+1.82%	25%	77.8%	Collateral marks only	Term matched(5)
Morgan Stanley	£/€	L+2.29%	25%	79.1%	Collateral marks only	March 1, 2019
Société Générale	$/£/€	L+1.75%	25%	80.0%	Collateral marks only	Term matched(5)

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. During the second quarter of 2016, we increased the facility size by $125.0 million. As of December 31, 2016, this facility provided for $1.7 billion of financing, of which $1.5 billion was outstanding and an additional $178.2 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for both (i) asset-specific borrowings for each collateral asset as well as (ii) a sequential pay advance feature.

Asset-Specific Borrowings

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and will be repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of December 31, 2016, those borrowings were denominated in U.S. Dollars, Canadian Dollars, British Pounds Sterling, and Euros. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $1.5 billion and $3.1 billion under the GE portfolio acquisition facility as of December 31, 2016 and December 31, 2015, respectively.

Sequential Pay Advance

The GE portfolio acquisition facility also included a sequential pay advance feature that provided for $237.2 million of borrowings, representing an additional 5% advance against each collateral asset pledged under the facility. As of December 31, 2016, the sequential pay advance borrowings under the GE portfolio acquisition facility had been fully repaid. As of December 31, 2015, we had outstanding sequential pay advance borrowings of $40.7 million. Borrowings under the sequential pay advance accrued interest at a rate equal to the sum of (i) 30-day LIBOR plus (ii) a margin of 3.10%. The sequential pay advance was denominated in U.S. Dollars and was repaid from collateral loan principal repayments, after repayment of the related asset-specific borrowing. The sequential pay advances each had a maturity date that was one year from the date of funding, and we had guaranteed 100% of outstanding borrowings of the sequential pay advance.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Asset-Specific Financings

The following table details statistics for our asset-specific financings ($ in thousands):

	December 31, 2016
Lender	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)

JP Morgan(4)
Collateral assets	1	$284,012	$282,818	L+3.88%	n/a	Jan. 2020
Financing provided	1	233,679	233,626	L+1.89%	$116,839	Jan. 2020
Citibank(4)
Collateral assets	2	203,656	203,555	L+4.40%	n/a	Nov. 2020
Financing provided	2	158,652	158,609	L+2.42%	39,663	Nov. 2020
Deutsche Bank
Collateral assets	1	183,300	180,866	L+5.18%	n/a	Aug. 2021
Financing provided	1	135,075	133,621	L+3.03%	66,410	Aug. 2021
Bank of the Ozarks
Collateral assets	2	143,164	140,524	L+6.42%	n/a	Apr. 2020
Financing provided	2	108,435	107,323	L+3.68%	—	Apr. 2020
Wells Fargo
Collateral assets	1	61,951	61,654	L+6.05%	n/a	Dec. 2019
Financing provided	1	43,366	43,154	L+2.97%	8,673	Dec. 2019
Total
Collateral assets	7	$876,083	$869,417	L+4.84%	n/a

Financing provided	7	$679,207	$676,333	L+2.60%	$231,585

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
(3)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

(4)	Borrowings under these asset specific financings are cross collateralized with the related revolving repurchase facility with the same lender.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

	December 31, 2015
Lender	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)

Wells Fargo(4)
Collateral assets	3	$319,897	$318,693	L+4.92%	n/a	Jun. 2019
Financing provided	3	234,850	234,115	L+2.37%	$42,627	Jun. 2019
JP Morgan(4)
Collateral assets	1	274,878	272,632	L+3.88%	n/a	Jan. 2020
Financing provided	1	214,491	214,391	L+1.94%	53,623	Jan. 2020
Citibank(4)
Collateral assets	1	36,749	36,514	L+4.42%	n/a	Oct. 2018
Financing provided	1	25,314	25,293	L+2.08%	6,329	Oct. 2018
Total
Collateral assets	5	$631,524	$627,839	L+4.44%	n/a

Financing provided	5	$474,655	$473,799	L+2.16%	$102,579

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
(3)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

(4)	Borrowings under these asset specific financings are cross collateralized with the related revolving repurchase facility with the same lender.

The weighted-average outstanding balance of our asset-specific financings was $584.7 million for the year ended December 31, 2016 and $574.3 million for the year ended December 31, 2015.

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

During the year ended December 31, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $31.6 million and we recorded interest expense of $1.4 million, including $376,000 of amortization of deferred fees and expenses. As of December 31, 2016 we had no outstanding borrowings under the agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to December 31, 2016; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2016 and December 31, 2015, we were in compliance with these covenants.

7. LOAN PARTICIPATIONS SOLD, NET

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

The following table details statistics for our loan participations sold ($ in thousands):

	December 31, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term

Total loan	1	$419,560	$416,233	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	349,633	348,077	L+2.72%	$29,616	Dec. 2019

	December 31, 2015
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term

Total loan	3	$608,554	$604,321	L+4.15%	n/a	Nov. 2018
Senior participation(3)(4)	3	498,992	497,032	L+2.49%	$35,558	Nov. 2018

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)

Other than one instance where we entered into a related guarantee agreement for £24.0 million ($29.6 million and $35.6 million as of December 31, 2016 and 2015, respectively), our loan participations sold are non-recourse to us.

(3)

During the years ended December 31, 2016 and 2015, we recorded $13.7 million and $18.3 million, respectively, of interest expense related to our loan participations sold, of which $13.1 million and $16.9 million was paid in cash.

(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.6 million and $2.0 million as of December 31, 2016 and 2015, respectively.

8. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of December 31, 2016. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of $28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. As a result of exceeding the cumulative dividend threshold as defined in the Convertible Notes Supplemental Indenture, the conversion rate was adjusted on September 28, 2016 to 35.7236 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.99 per share of class A common stock. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our Class A common stock of $30.07 on December 30, 2016, the last trading day in the year ended December 31, 2016, was greater than the per share conversion price of the Convertible Notes. We have the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon issuance of the Convertible Notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the year ended December 31, 2016, we incurred total interest on our convertible notes of $11.8 million, of which $9.1 million related to cash coupon and $2.7 million related to the amortization of discount and certain issuance costs. During the year ended December 31, 2015, we incurred total interest on our convertible notes of $11.6 million, of which $9.1 million related to cash coupon and $2.5 million related to the amortization of discount and certain issuance costs. During the year ended December 31, 2014, we incurred total interest on our convertible notes of $11.5 million, of which $9.1 million related to cash coupon and $2.4 million related to the amortization of discount and certain issuance costs.

As of December 31, 2016, the Convertible Notes were carried on our consolidated balance sheet at $166.8 million, net of an unamortized discount of $5.5 million and deferred financing costs of $206,000. As of December 31, 2015, the Convertible Notes were carried on our consolidated balance sheet at $164.0 million, net of an unamortized discount of $8.2 million and deferred financing costs of $305,000. Accrued interest payable for the Convertible Notes was $755,000 as of both December 31, 2016 and 2015. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2016			December 31, 2015
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	2	£ 141,900	Sell GBP Forward	2	£ 90,400
Sell CAD Forward	2	C$ 122,900	Sell CAD Forward	2	C$ 154,900
Sell EUR Forward	1	€ 44,900	Sell EUR Forward	1	€ 49,000

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2016
Interest Rate Derivatives	Number of Instruments	Notional Amount		Rate/ Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps(1)	4	C	$ 108,271	1.0%	CDOR	2.4
Interest Rate Caps	21		$802,256	2.0%	USD LIBOR	0.4
Interest Rate Caps	5	C	$ 400,035	2.0%	CDOR	0.4
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	0.3

December 31, 2015
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	26		$1,097,632	2.0%	USD LIBOR	1.3
Interest Rate Caps	7	C	$ 483,286	2.0%	CDOR	1.2
Interest Rate Caps	1		€152,710	2.0%	EURIBOR	1.0
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	1.3

(1)	Two of our interest rate swaps totaling C$91.0 million ($67.7 million as of December 31, 2016) do not become effective until June 1, 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2016, we estimate that an additional $932,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense. Additionally, during the years ended December 31, 2016 and 2015, we did not record any hedge ineffectiveness in our consolidated statements of operations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Non-designated Hedges

During the years ended December 31, 2016 and 2015, we recorded losses of $1.9 million and $698,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. We did not have any losses related to non-designated hedges during the year ended December 31, 2014.

The following table summarizes our non-designated hedges (notional amount in thousands):

December 31, 2016
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	3		$256,875
Interest Rate Caps	2	C$	37,221
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2015
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	4	C$	67,303
Interest Rate Caps	1		$13,387
Buy GBP / Sell EUR Forward	1		€12,857
Buy GBP / Sell USD Forward	1		£10,400
Buy USD / Sell GBP Forward	1		£10,400
Buy CAD / Sell USD Forward	1	C$	1,000
Buy USD / Sell CAD Forward	1	C$	1,000

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Foreign exchange contracts	$3,268	$7,999	$210	$511
Interest rate derivatives	331	238	—	—

Total derivatives designated as hedging instruments	$3,599	$8,237	$210	$511

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$487	$419	$—	$937
Interest rate derivatives	—	1	—	—

Total derivatives not designated as hedging instruments	$487	$420	$—	$937

Total Derivatives	$4,086	$8,657	$210	$1,448

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2016	2015	2014		2016	2015	2014
Net Investment Hedges
Foreign exchange contracts(1)	$25,355	$25,356	$1,138	Interest Expense	$—	$—	$—

Cash Flow Hedges
Interest rate derivatives	89	(1,474)	—	Interest Expense	(798)	(4)	—

Total	$25,444	$23,882	$1,138		$(798)	$(4)	$—

(1)

During the years ended December 31, 2016 and 2015, we received net cash settlements of $26.8 million and $18.8 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets. We did not receive net cash settlements on our foreign currency contracts during 2014.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2016, we were in a net asset position with each such derivative counterparty.

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of December 31, 2016, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2016.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

We did not issue any class A common stock in underwritten public offerings during the year ended December 31, 2016. The following table details our issuance of class A common stock during the year ended December 31, 2015 ($ in thousands, except share and per share data):

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2016	2015	2014
Beginning balance	93,843,847	58,388,808	29,602,884
Issuance of class A common stock(2)	1,070	34,780,622	28,275,006
Issuance of restricted class A common stock, net	836,867	651,815	490,381
Issuance of deferred stock units	27,506	22,602	20,537

Ending balance	94,709,290	93,843,847	58,388,808

(1)	Deferred stock units held by members of our board of directors totaled 169,027, 141,521, and 118,919 as of December 31, 2016, 2015, and 2014, respectively.
(2)	Includes issuance of 1,070, 597, and six shares under our dividend reinvestment program during the years ended December 31, 2016, 2015, and 2014, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2016, 2015, and 2014 we issued 1,070 shares, 597 shares, and six shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2016, a total of 9,998,327 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the year ended December 31, 2016. During the year ended December 31, 2015 we sold 280,025 shares of class A common stock under the ATM Agreements, with net proceeds totaling $7.9 million. As of December 31, 2016, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

Dividends

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

On December 14, 2016, we declared a dividend of $0.62 per share, or $58.6 million, that was paid on January 13, 2017, to stockholders of record as of December 30, 2016. The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Dividends declared per share of common stock	$2.48	$2.28	$1.98
Percent taxable as ordinary dividends	92.77%	92.36%	99.52%
Percent taxable as capital gain dividends	7.23%	7.64%	0.48%

	100.0%	100.0%	100.0%

Earnings Per Share

We calculate our basic and diluted earnings per share using the two-class method for all periods presented, as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any dividends, and therefore have been included in our basic and diluted net income per share calculation. Our Convertible Notes are excluded from dilutive earnings per share as we have the intent and ability to settle these instruments in cash.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income(1)	$238,297	$196,829	$90,045
Weighted-average shares outstanding, basic and diluted	94,165,351	81,740,227	48,394,478

Per share amount, basic and diluted	$2.53	$2.41	$1.86

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of December 31, 2016, total accumulated other comprehensive loss was $56.2 million, primarily representing (i) $107.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $51.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2015, total accumulated other comprehensive loss was $32.8 million, primarily representing (i) $57.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $25.0 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in CT Legacy Partners that were not owned by us. A portion of CT Legacy Partners’ consolidated equity and results of operations were allocated to these non-controlling interests based on their pro rata ownership of CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016, and we no longer have any non-controlling interests on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

During the years ended December 31, 2016, 2015, and 2014, we incurred $38.0 million, $32.2 million, and $17.8 million, respectively, of management fees payable to our Manager. In addition, during the years ended December 31, 2016, 2015, and 2014, we incurred $18.0 million, $10.7 million, and $1.7 million, respectively, of incentive fees payable to our Manager.

As of December 31, 2016 and 2015, we had accrued management and incentive fees payable to our Manager of $12.8 million and $14.4 million, respectively.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2016	2015	2014
Professional services	$3,311	$3,156	$2,324
Operating and other costs	2,147	2,709	1,980
GE transaction costs	—	9,623	—

Subtotal	5,458	15,488	4,304
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan – CTOPI(1)	1,568	5,370	$12,898
Management incentive awards plan – CT Legacy Partners(2)	1,094	2,177	1,374
Restricted class A common stock earned	19,052	12,966	7,988
Director stock-based compensation	375	375	375

Subtotal	22,089	20,888	22,635

Total BXMT expenses	27,547	36,376	26,939
Expenses of consolidated subsidiaries	169	333	860

Total general and administrative expenses	$27,716	$36,709	$27,799

(1)	Represents the portion of CTOPI promote revenue recorded under compensation awards. See Note 4 for further discussion.
(2)	Represents the amounts recorded under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of CT Legacy Partners (subject to certain caps and priority distributions). During the years ended December 31, 2016, 2015, and 2014, we recognized $1.1 million, $2.2 million, and $1.4 million, respectively, of expenses under the CT Legacy Partners incentive plan.

12. INCOME TAXES

We elected to be taxed as a REIT, effective January 1, 2003, under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2016 and 2015, we were in compliance with all REIT requirements.

During the years ended December 31, 2016, 2015, and 2014, we recorded a current income tax provision of $196,000, $504,000, and $518,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2016 or 2015.

As of December 31, 2016, we had estimated net operating losses, or NOLs, of $159.0 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our then outstanding NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust.

As of December 31, 2016, tax years 2013 through 2016 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of December 31, 2016, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of December 31, 2016: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2016, there were 1,756,185 shares available under the Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2014	919,719	$26.86
Granted	679,958	28.25
Vested	(456,626)	26.94
Forfeited	(28,143)	28.28

Balance as of December 31, 2015	1,114,908	$27.64

Granted	872,294	28.88
Vested	(641,780)	27.21
Forfeited	(35,427)	27.49

Balance as of December 31, 2016	1,309,995	$28.68

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,309,995 shares of restricted class A common stock outstanding as of December 31, 2016 will vest as follows: 656,233 shares will vest in 2017; 445,166 shares will vest in 2018; and 208,596 shares will vest in 2019. As of December 31, 2016, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $39.4 million based on the December 31, 2016 closing price of our class A common stock of $30.07. This cost is expected to be recognized over a weighted average period of 1.2 years from December 31, 2016.

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$4,086	$—	$4,086	$—	$8,657	$—	$8,657
Other assets(1)	$—	$—	$—	$—	$—	$1,659	$12,561	$14,220
Liabilities
Derivatives	$—	$210	$—	$210	$—	$1,448	$—	$1,448

(1)	Other assets include loans, securities, equity investments, and other receivables measured at fair value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Year Ended December 31,
	2016	2015
January 1,	$12,561	$47,507
Proceeds from investment realizations	(3,609)	(57,039)
Transfers out of level 3	(20,745)	—
Adjustments to fair value included in earnings
Gain on investments at fair value	11,793	22,093

December 31,	$—	$12,561

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

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2016			December 31, 2015
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$75,567	$75,567	$75,567	$96,450	$96,450	$96,450
Restricted cash	—	—	—	9,556	9,556	9,556
Loans receivable, net	8,692,978	8,727,218	8,733,784	9,077,007	9,108,361	9,121,732

Financial liabilities
Secured debt agreements, net	5,716,354	5,731,626	5,731,626	6,116,105	6,131,751	6,131,751
Loan participations sold, net	348,077	349,633	349,633	497,032	498,992	498,992
Convertible notes, net	166,762	172,500	191,763	164,026	172,500	171,344

Estimates of fair value for cash and cash equivalents, restricted cash, and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

15. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2017, and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2016 and 2015, our consolidated balance sheet included $12.8 million and $14.4 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2016, 2015, and 2014, we paid $57.5 million, $34.8 million and $15.7 million, respectively, of management and incentive fees to our Manager. In addition, during the years ended December 31, 2016, 2015, and 2014, we reimbursed our Manager for $462,000, $311,000, and $115,000, respectively, of expenses incurred on our behalf. As of December 31, 2015, our consolidated balance sheet included $83,333 of preferred distributions payable by CT Legacy Partners to an affiliate of our Manager. There were no accrued preferred distributions payable by CT Legacy Partners as of December 31, 2016. During the years ended December 31, 2016, 2015, and 2014, CT Legacy Partners made aggregate preferred distributions of $616,000, $1.3 million, $2.1 million, respectively, to such affiliate.

As of December 31, 2016, our Manager held 775,961 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $22.5 million. The shares vest in installments over three years from the date of issuance. During the years ended December 31, 2016, 2015, and 2014, we recorded non-cash expenses related to these shares of $9.6 million, $6.7 million, and $3.8 million, respectively. Refer to Note 13 for further details.

During the year ended December 31, 2016, we originated three loans whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. The borrowers paid this affiliate aggregate fees of $346,000 for its services. We did not incur any expenses or receive any revenues as a result of this transaction.

In the fourth quarter of 2016, we originated a $79.0 million senior loan to a borrower to finance its purchase of a property that it acquired from an affiliate of our Manager. The purchase price of the property was fixed between the borrower and the affiliate of our Manager prior to us engaging in discussions with the borrower to act as its potential lender.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which resulted in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. An aggregate of $41.3 million of net sales proceeds has been received to date by CT Legacy Partners, of which $3.6 million was received during the year ended December 31, 2016. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, received incentive compensation payments totaling $2.8 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million was paid during 2015, and the remaining $244,000 was paid during the year ended December 31, 2016. See Note 11 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

On June 20, 2014, CT Legacy Partners, CTOPI, our previously consolidated CT CDO I subsidiary, and other affiliates of our Manager entered into a deed-in-lieu of foreclosure transaction that resulted in a restructuring of the loan interests held by each entity. The interests held by CT Legacy Partners and CT CDO I had a principal balance of $8.0 million and $27.0 million, respectively, and a carrying value of zero and $27.0 million, respectively, at the time of the transaction. During the fourth quarter of 2014, we fully impaired our interests in CT CDO I resulting in a loss on deconsolidation of $8.6 million. During the fourth quarter of 2015, the collateral property securing the interests held by these entities was sold, with no net proceeds to our investments in CT Legacy Partners and CT CDO I. As a result of the collateral sale transaction, an affiliate of our Manager earned a $1.1 million special servicing fee, which fee was not paid by us.

During the year ended December 31, 2014, a securitization vehicle previously consolidated in our financial statements incurred special servicing fees to our Manager of $522,000, of which it paid $139,000.

During the years ended December 31, 2016, 2015, and 2014, we incurred $385,000, $372,000, and $202,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager.

16. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of December 31, 2016, we had unfunded commitments of $882.5 million related to 58 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Income Tax Audits of CTIMCO

The Internal Revenue Service, or IRS, and the State of New York, or NYS, were previously examining the income tax returns for our former subsidiary, CT Investment Management Co., LLC, or CTIMCO. When we sold CTIMCO in December 2012, we provided certain indemnifications related to its operations, and any amounts determined to be owed by CTIMCO would ultimately be paid by us. During the year ended December 31, 2016, both the IRS and NYS completed their examinations with no adjustments.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2016, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of December 31, 2016, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

our chief executive officer, serve as directors with no compensation. As of December 31, 2016, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

17. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2016
Income from loans and other investments, net	$77,644	$81,406	$82,817	$71,837
Net income	$57,199	$69,450	$66,392	$53,399
Net income attributable to
Blackstone Mortgage Trust, Inc.	$57,047	$63,081	$64,794	$53,375
Net income per share of class A common stock:
Basic and diluted	$0.61	$0.67	$0.69	$0.57
2015
Income from loans and other investments, net	$39,246	$49,847	$87,032	$82,094
Net income	$46,093	$32,417	$67,778	$65,597
Net income attributable to
Blackstone Mortgage Trust, Inc.	$35,393	$29,284	$66,888	$65,264
Net income per share of class A common stock:
Basic and diluted	$0.60	$0.36	$0.72	$0.70

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2016

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans

Borrower A	Hotel / U.K.	L+4.20%	2019	I/O	$—	$419,560	$416,233
Borrower B	Office / Northeast	L+3.45%	2020	I/O	—	294,500	293,110
Borrower C	Office / Northeast	L+3.50%	2020	I/O	—	284,012	282,818
Borrower D	Hotel / Canada	L+4.34%	2020	I/O & P/I	—	259,143	262,186

Senior loans less than 3% of the carrying amount of total loans

Senior mortgage loans	Office / Diversified	L+2.30% – 5.75%	2017 – 2022	I/O & P/I	—	4,376,823	4,353,624
		Fixed 4.50% – 5.29%

Senior mortgage loans	Hotel / Diversified	L+3.65% – 4.60%	2017 – 2021	I/O & P/I	—	1,207,130	1,203,255

Senior mortgage loans	Retail / Diversified	L+3.10% – 4.50%	2017 – 2021	I/O & P/I	—	621,548	620,303
		Fixed 5.14% – 5.38%

Senior mortgage loans	Multifamily / Diversified	L+3.40% – 4.65%	2018 – 2022	I/O & P/I	—	439,421	437,036

Senior mortgage loans	MHC / Diversified	L + 3.20% - 4.40%	2017 - 2020	I/O & P/I	—	296,252	296,290
		Fixed 4.67% - 5.97%

continued…

S-1

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2016

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Senior mortgage loans	Condo / Northeast	L + 3.75%	2019	P/I	—	18,677	18,677

Senior mortgage loans	Other / Diversified	L + 3.30% - 4.00%	2017 - 2021	I/O & P/I	—	272,484	273,457
		Fixed 4.63% - 5.17%

					$—	$7,232,335	$7,202,642

Total senior mortgage loans					$—	$8,489,550	$8,456,989

Subordinate Loans(6)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	L + 10.75% - 12.83%	2017 - 2022	I/O & P/I	1,029,516	237,668	235,989
		Fixed 12.22%

Total subordinate loans					$1,029,516	$237,668	$235,989

Total loans					$1,029,516	$8,727,218	$8,692,978

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third party liens.
(5)	The tax basis of the loans included above is $8.3 billion as of December 31, 2016.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

S-2

Blackstone Mortgage Trust, Inc.

Notes to Schedule IV

As of December 31, 2016

(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2016	2015	2014
Balance at January 1,	$9,077,007	$4,428,500	$2,047,223
Additions during period:
Loan fundings	3,151,882	7,203,145	3,067,263
Amortization of deferred fees and expenses	40,345	36,052	19,785
Deductions during period:
Collections of principal	(3,351,042)	(2,407,920)	(564,183)
Unrealized loss on foreign currency translation	(156,937)	(149,269)	(52,076)
Deferred origination fees and expenses	(44,697)	(33,501)	(35,449)
Loans sold	(23,580)	—	(27,063)
Transfers to other assets	—	—	(27,000)

Balance at December 31,	$8,692,978	$9,077,007	$4,428,500

S-3