Form 10-Q
period 2017-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2017-04-25
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, as of April 18, 2017 was 94,827,579.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$64,275	$75,567
Loans receivable, net	8,721,768	8,692,978
Other assets	168,616	44,070

Total Assets	$8,954,659	$8,812,615

Liabilities and Equity
Secured debt agreements, net	$5,760,191	$5,716,354
Loan participations sold, net	354,131	348,077
Convertible notes, net	167,475	166,762
Other liabilities	176,880	87,819

Total Liabilities	6,458,677	6,319,012

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 94,818,348 and 94,540,263 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	948	945
Additional paid-in capital	3,096,006	3,089,997
Accumulated other comprehensive loss	(52,357)	(56,202)
Accumulated deficit	(548,615)	(541,137)

Total Equity	2,495,982	2,493,603

Total Liabilities and Equity	$8,954,659	$8,812,615

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Income from loans and other investments
Interest and related income	$118,517	$123,025
Less: Interest and related expenses	46,674	45,381

Income from loans and other investments, net	71,843	77,644
Other expenses
Management and incentive fees	12,921	13,613
General and administrative expenses	7,428	6,795

Total other expenses	20,349	20,408
Gain on investments at fair value	—	66
Income from equity investment in unconsolidated subsidiary	—	138

Income before income taxes	51,494	57,440
Income tax provision	89	241

Net income	51,405	57,199

Net income attributable to non-controlling interests	—	(152)

Net income attributable to Blackstone Mortgage Trust, Inc.	$51,405	$57,047

Net income per share of common stock basic and diluted	$0.54	$0.61

Weighted-average shares of common stock outstanding, basic and diluted	94,993,386	94,067,769

Dividends declared per share of common stock	$0.62	$0.62

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$51,405	$57,199
Other comprehensive income
Unrealized gain on foreign currency remeasurement	7,770	5,979
Realized and unrealized loss on derivative financial instruments	(3,925)	(6,666)

Other comprehensive income (loss)	3,845	(687)

Comprehensive income	55,250	56,512
Comprehensive income attributable to non-controlling interests	—	(152)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$55,250	$56,360

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Gain	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	4,593	—	—	4,593	—	4,593
Dividends reinvested	—	88	—	(82)	6	—	6
Deferred directors’ compensation	—	94	—	—	94	—	94
Other comprehensive loss	—	—	(687)	—	(687)	—	(687)
Net income	—	—	—	57,047	57,047	152	57,199
Dividends declared on common stock	—	—	—	(58,226)	(58,226)	—	(58,226)
Distributions to non-controlling interests	—	—	—	—	—	(6,879)	(6,879)

Balance at March 31, 2016	$939	$3,074,975	$(33,445)	$(547,052)	$2,495,417	$6,416	$2,501,833

Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	5,810	—	—	5,810	—	5,810
Dividends reinvested	—	105	—	(96)	9	—	9
Deferred directors’ compensation	—	94	—	—	94	—	94
Other comprehensive income	—	—	3,845	—	3,845	—	3,845
Net income	—	—	—	51,405	51,405	—	51,405
Dividends declared on common stock	—	—	—	(58,787)	(58,787)	—	(58,787)

Balance at March 31, 2017	$948	$3,096,006	$(52,357)	$(548,615)	$2,495,982	$—	$2,495,982

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$51,405	$57,199
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	5,907	4,852
Amortization of deferred fees on loans	(8,808)	(8,954)
Amortization of deferred financing costs and premiums/ discount on debt obligations	4,535	4,053
Income from equity investment in unconsolidated subsidiary	—	(138)
Distributions of income from unconsolidated subsidiary	—	6,837
Gain on investments at fair value	—	(66)
Changes in assets and liabilities, net
Other assets	1,699	4,254
Other liabilities	2,636	(2,256)

Net cash provided by operating activities	57,374	65,781

Cash flows from investing activities
Origination and fundings of loans receivable	(702,353)	(586,066)
Principal collections and sales proceeds from loans receivable and other assets	567,321	420,513
Origination and exit fees received on loans receivable	12,429	10,424
Receipts under derivative financial instruments	1,903	—
Payments under derivative financial instruments	(3,752)	—
Change in restricted cash	—	9,122

Net cash used in investing activities	(124,452)	(146,007)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Borrowings under secured debt agreements	$789,865	$629,897
Repayments under secured debt agreements	(672,161)	(466,536)
Repayment of loan participations	—	(9,600)
Payment of deferred financing costs	(3,895)	(5,260)
Receipts under derivative financial instruments	—	11,478
Payments under derivative financial instruments	—	(3,260)
Distributions to non-controlling interests	—	(6,879)
Net proceeds from issuance of class A common stock	8	6
Dividends paid on class A common stock	(58,615)	(58,097)

Net cash provided by financing activities	55,202	91,749

Net (decrease) increase in cash and cash equivalents	(11,876)	11,523
Cash and cash equivalents at beginning of period	75,567	96,450
Effects of currency translation on cash and cash equivalents	584	2,649

Cash and cash equivalents at end of period	$64,275	$110,622

Supplemental disclosure of cash flows information
Payments of interest	$(39,287)	$(38,121)

Payments of income taxes	$(50)	$(151)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,787)	$(58,226)

Participations sold, net	$—	$(9,600)

Loan principal payments held by servicer, net	$42,715	$75,378

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC.

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

As of both March 31, 2017 and December 31, 2016, we did not consolidate any VIEs.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

During the second quarter of 2015, we acquired a portfolio of loans from General Electric Capital Corporation and certain of its affiliates, or the GE portfolio, for a total purchase price of $4.7 billion. We allocated the aggregate purchase price between each loan based on its fair value relative to the overall portfolio, which allocation resulted in purchase discounts or premiums determined on an asset-by-asset basis. Each loan accretes from its allocated purchase price to its expected collection value over the life of the loan, consistent with the other loans in our portfolio.

Equity Investment in Unconsolidated Subsidiary

Our carried interest in CT Opportunity Partners I, LP, or CTOPI, was accounted for using the equity method. CTOPI’s assets and liabilities were not consolidated into our financial statements due to our determination that (i) it was not a VIE and (ii) the other investors in CTOPI had sufficient rights to preclude consolidation by us. As such, we reported our allocable percentage of the net assets of CTOPI on our consolidated balance sheets. The investment was fully realized as of December 31, 2016 and we no longer have any equity investments in unconsolidated subsidiaries in our consolidated financial statements.

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

Secured Debt Agreements

Where applicable, we record investments financed with repurchase agreements as separate assets and the related borrowings under any repurchase agreements are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the repurchase agreements are reported separately on our consolidated statements of operations.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

•

Derivative financial instruments: The fair value of our foreign currency and interest rate contracts was estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

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

Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain individuals employed by an affiliate of our Manager that vest over the life of the awards, as well as deferred stock units issued to certain members of our Board of Directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 13 for additional information.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. When cash and cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and is to be applied retrospectively. Upon the adoption of the new guidance, we will change the presentation of restricted cash in our statement of cash flows to conform to the new requirements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the lending cycle. We currently do not have any provision for loan losses on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2017	December 31, 2016
Number of loans	103	107
Principal balance	$8,759,696	$8,727,218
Net book value	$8,721,768	$8,692,978
Unfunded loan commitments(1)	$1,149,842	$882,472
Weighted-average cash coupon(2)	5.15%	5.01%
Weighted-average all-in yield(2)	5.57%	5.36%
Weighted-average maximum maturity (years)(3)	3.3	3.2

(1)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of March 31, 2017, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans by principal balance indexed to USD LIBOR. In addition, $217.8 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.22%, as of March 31, 2017. As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2017, 59% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 41% were open to repayment by the borrower without penalty. As of December 31, 2016, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2016	$8,727,218	$(34,240)	$8,692,978
Loan fundings	702,353	—	702,353
Loan repayments	(695,758)	—	(695,758)
Unrealized gain (loss) on foreign currency translation	25,883	(67)	25,816
Deferred fees and other items(1)	—	(12,429)	(12,429)
Amortization of fees and other items(1)	—	8,808	8,808

March 31, 2017	$8,759,696	$(37,928)	$8,721,768

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2017
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	54	$4,808,211	$4,833,513	50%
Hotel	16	2,104,014	2,175,505	22
Retail	7	524,318	944,818	10
Multifamily	8	515,170	517,376	5
Manufactured housing	9	295,559	295,359	3
Condominium	1	49,276	226,478	2
Other	8	425,220	740,328	8

	103	$8,721,768	$9,733,377	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	24	$2,493,379	$2,510,088	26%
West	23	1,998,995	2,185,476	22
Southeast	20	1,453,309	1,877,334	19
Midwest	7	702,238	704,199	7
Southwest	7	318,348	317,136	3
Northwest	2	215,617	218,088	2

Subtotal	83	7,181,886	7,812,321	79
International
United Kingdom	9	983,679	1,317,265	14
Canada	8	494,223	490,326	5
Germany	1	11,271	62,510	1
Netherlands	2	50,709	50,955	1

Subtotal	20	1,539,882	1,921,056	21

Total	103	$8,721,768	$9,733,377	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests as of March 31, 2017.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

March 31, 2017				December 31, 2016
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	6	$303,849	$304,170	1	8	$361,100	$361,574
2	47	3,670,002	3,679,119	2	52	4,011,992	4,083,678
3	49	4,727,107	5,729,339	3	46	4,299,026	5,290,668
4	1	20,810	20,749	4	1	20,860	20,814
5	—	—	—	5	—	—	—

	103	$8,721,768	$9,733,377		107	$8,692,978	$9,756,734

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests as of both March 31, 2017 and December 31, 2016.

The weighted-average risk rating of our total loan exposure was 2.6 and 2.5 as of March 31, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2017 or December 31, 2016.

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Our equity investment in unconsolidated subsidiary consisted solely of our carried interest in CTOPI, a fund sponsored and managed by an affiliate of our Manager. The investment was fully realized as of December 31, 2016 and we no longer have any investments in unconsolidated subsidiaries on our consolidated financial statements.

Our carried interest in CTOPI entitled us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We recognized $138,000 of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statements of operations during the three months ended March 31, 2016.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. During the three months ended March 31, 2016, we recognized $170,000 of expenses under the CTOPI incentive plan. Such amounts were recognized as a component of general and administrative expenses in our consolidated statements of operations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	March 31,	December 31,
	2017	2016
Loan portfolio payments held by servicer(1)	$135,516	$6,294
Accrued interest receivable	30,962	32,871
Derivative assets	1,424	4,086
Prepaid expenses	700	803
Prepaid taxes	14	16

Total	$168,616	$44,070

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	March 31,	December 31,
	2017	2016
Secured debt repayments pending servicer remittance(1)	$91,763	$5,372
Accrued dividends payable	58,787	58,615
Accrued management and incentive fees payable	12,921	12,798
Accrued interest payable	11,673	9,049
Accounts payable and other liabilities	1,736	1,985

Total	$176,880	$87,819

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

6. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2017	December 31, 2016
Credit facilities	$3,958,064	$3,572,837
GE portfolio acquisition facility	1,250,524	1,479,582
Asset-specific financings	567,577	679,207
Revolving credit agreement	—	—

Total secured debt agreements	$5,776,165	$5,731,626

Deferred financing costs(1)	(15,974)	(15,272)

Net book value of secured debt	$5,760,191	$5,716,354

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Credit Facilities

During the three months ended March 31, 2017, we increased the maximum facility size of two of our credit facilities, providing an additional £250.0 million and €250.0 million of credit capacity, respectively, and we converted one of our asset-specific financings to a $500.0 million credit facility. The following tables detail our credit facilities ($ in thousands):

	March 31, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,895,248	$1,468,184	$1,238,872	$229,312
MetLife	1,000,000	1,104,478	866,114	866,114	—
Bank of America	750,000	813,305	641,066	641,066	—
Citibank(4)	766,300	509,582	393,933	295,777	98,156
Deutsche Bank	500,000	374,119	278,851	278,851	—
Morgan Stanley(5)	627,500	329,767	260,623	220,969	39,654
Société Générale(6)	426,080	281,623	220,915	214,678	6,237
JP Morgan(7)	500,000	359,098	277,914	201,737	76,177

	$6,569,880	$5,667,220	$4,407,600	$3,958,064	$449,536

	December 31, 2016
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,718,874	$1,339,942	$1,107,733	$232,209
MetLife	1,000,000	1,106,017	862,454	862,454	—
Bank of America	750,000	794,881	617,694	617,694	—
JP Morgan(7)	500,000	550,560	420,414	316,219	104,195
Morgan Stanley(5)	308,500	344,056	272,221	231,930	40,291
Citibank(4)	500,000	508,989	394,677	229,629	165,048
Société Générale(6)	420,680	274,351	207,178	207,178	—

	$5,479,180	$5,297,728	$4,114,580	$3,572,837	$541,743

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of March 31, 2017, the Citibank maximum facility size was composed of a general $500.0 million facility size denominated in U.S. Dollars plus a general €250.0 million ($266.3 million) facility size that contemplated British Pound Sterling and Euro borrowings. As of December 31, 2016, the maximum facility size was composed of a general $500.0 million facility.

(5)

As of March 31, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size that was translated to $627.5 million. As of December 31, 2016, the maximum facility size was composed of a £250.0 million facility size that was translated to $308.5 million. Borrowings denominated in British Pound Sterling and Euro are contemplated under this facility.

(6)

As of March 31, 2017 and December 31, 2016, the Société Générale maximum facility size was composed of a €400.0 million facility size that was translated to $426.1 million and $420.7 million, respectively. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(7)

As of March 31, 2017 and December 31, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.

The weighted-average outstanding balance of our credit facilities was $3.5 billion for the three months ended March 31, 2017. As of March 31, 2017, we had aggregate borrowings of $4.0 billion outstanding under our credit facilities, with a weighted-average cash

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum, and a weighted-average advance rate of 78.9%. As of March 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

The weighted-average outstanding balance of our credit facilities was $2.9 billion for the three months ended December 31, 2016. As of December 31, 2016, we had aggregated borrowings of $3.6 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.02% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of March 31, 2017:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Wells Fargo		$25%	Collateral marks only	Term matched(3)
MetLife		$50%	Collateral marks only	April 22, 2022(4)
Bank of America		$50%	Collateral marks only	May 21, 2021(5)
Citibank	$ / £/ €	25%	Collateral marks only	Term matched(3)
Deutsche Bank		$25%	Collateral marks only	Term matched(3)
Morgan Stanley	£ / €	25%	Collateral marks only	March 1, 2020
Société Générale	$ /£/ €	25%	Collateral marks only	Term matched(3)
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2019

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(4)	Includes five one-year extension options which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.

Currency	Outstanding Borrowings	Potential Borrowings(1)	Index	Rate(2)	Advance Rate(3)
	$$3,639,921	$4,030,008	1-month USD LIBOR	L+1.88%	78.9%
€	€ —	€ 38,269	3-month EURIBOR	n/a	77.8%
£	£ 253,500	£ 269,273	3-month GBP LIBOR	L+2.15%	79.0%

	$3,958,064	$4,407,600		L+1.90%	78.9%

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents weighted-average cash coupon based on borrowings outstanding.
(3)	Represents weighted-average advance rate based on the outstanding principal balance of the collateral assets pledged.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of March 31, 2017, this facility provided for $1.4 billion of financing, of which $1.3 billion was outstanding and an additional $171.7 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of March 31, 2017, those borrowings were denominated in U.S. Dollars, Canadian Dollars, and British Pounds Sterling. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $1.3 billion and $1.5 billion under the GE portfolio acquisition facility as of March 31, 2017 and December 31, 2016, respectively.

Asset-Specific Financings

The following tables detail statistics for our asset-specific financings ($ in thousands):

	March 31, 2017
Lender	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
JP Morgan(4)
Collateral assets	1	$286,887	$285,955	L+3.88%	n/a	Jan. 2020
Financing provided	1	233,679	233,413	L+1.89%	$116,839	Jan. 2020
Citibank(4)
Collateral assets	2	204,617	204,548	L+4.40%	n/a	Nov. 2020
Financing provided	2	161,163	161,123	L+2.42%	40,291	Nov. 2020
Bank of the Ozarks
Collateral assets	2	169,986	167,510	L+6.51%	n/a	June 2020
Financing provided	2	128,969	128,045	L+3.83%	—	June 2020
Wells Fargo
Collateral assets	1	62,523	62,302	L+6.05%	n/a	Dec. 2019
Financing provided	1	43,766	43,609	L+3.14%	8,753	Dec. 2019
Total
Collateral assets	6	$724,013	$720,315	L+4.83%	n/a

Financing provided	6	$567,577	$566,190	L+2.58%	$165,883

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

(4)	Borrowings under these asset specific financings are cross collateralized with the related credit facility with the same lender.

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

(4)	Borrowings under these asset specific financings are cross collateralized with the related credit facility with the same lender.

The weighted-average outstanding balance of our asset-specific financings was $696.4 million for the three months ended March 31, 2017 and $606.9 million for the three months ended December 31, 2016.

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

During the three months ended March 31, 2017, we had no borrowings under the revolving credit agreement and we recorded interest expense of $240,000, including $126,000 of amortization of deferred fees and expenses.

During the three months ended December 31, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $35.3 million and we recorded interest expense of $506,000, including $128,000 of amortization of deferred fees and expenses. As of December 31, 2016 we had no outstanding borrowings under the agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2017; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2017 and December 31, 2016, we were in compliance with these covenants.

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

The following tables detail statistics for our loan participations sold ($ in thousands):

	March 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
Total loan	1	$426,700	$423,575	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	355,583	354,131	L+2.72%	$30,120	Dec. 2019

	December 31, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term
Total loan	1	$419,560	$416,233	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	349,633	348,077	L+2.72%	$29,616	Dec. 2019

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)

Other than one instance where we entered into a related guarantee agreement for £24.0 million ($30.1 million and $29.6 million as of March 31, 2017 and December 31, 2016, respectively), our loan participations sold are non-recourse to us.

(3)

During the three months ended March 31, 2017 and December 31, 2016, we recorded $2.6 million and $2.9 million, respectively, of interest expense related to our loan participations sold, of which $2.5 million and $2.8 million was paid in cash.

(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.5 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively.

8. CONVERTIBLE NOTES, NET

In November 2013, we issued $172.5 million of 5.25% convertible senior notes due on December 1, 2018, or Convertible Notes. The Convertible Notes’ issuance costs are amortized through interest expense over the life of the Convertible Notes using the effective interest method. Including this amortization, our all-in cost of the Convertible Notes is 5.87% per annum.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The Convertible Notes were not convertible as of March 31, 2017. The conversion rate was initially set to equal 34.8943 shares of class A common stock per $1,000 principal amount of Convertible Notes, which was equivalent to an initial conversion price of

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

$28.66 per share of class A common stock, subject to adjustment upon the occurrence of certain events. As a result of exceeding the cumulative dividend threshold as defined in the Convertible Notes Supplemental Indenture, the conversion rate was adjusted on September 28, 2016 to 35.7236 shares of Class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.99 per share of class A common stock. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our Class A common stock of $30.96 on March 31, 2017 was greater than the per share conversion price of the Convertible Notes. We have the intent and ability to settle the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon issuance of the Convertible Notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the Convertible Notes is 7.16% per annum. During the three months ended March 31, 2017, we incurred total interest on our Convertible Notes of $3.0 million, of which $2.3 million related to cash coupon and $713,000 related to the amortization of discount and certain issuance costs. During the three months ended March 31, 2016, we incurred total interest on our Convertible Notes of $3.0 million, of which $2.3 million related to cash coupon and $670,000 related to the amortization of discount and certain issuance costs.

As of March 31, 2017, the Convertible Notes were carried on our consolidated balance sheet at $167.5 million, net of an unamortized discount of $4.8 million and deferred financing costs of $180,000. As of December 31, 2016, the Convertible Notes were carried on our consolidated balance sheet at $166.8 million, net of an unamortized discount of $5.5 million and deferred financing costs of $206,000. Accrued interest payable for the Convertible Notes was $3.0 million and $755,000 as of March 31, 2017 and December 31, 2016, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

March 31, 2017				December 31, 2016
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	1		£141,900	Sell GBP Forward	2		£141,900
Sell CAD Forward	1	C$	122,900	Sell CAD Forward	2	C$	122,900
				Sell EUR Forward	1		€44,900

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps(1)	4	C$	108,271	1.0%	CDOR	2.2
Interest Rate Caps	19		$633,903	2.0%	USD LIBOR	0.2
Interest Rate Caps	6	C$	304,931	2.0%	CDOR	0.2
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	0.1

December 31, 2016
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps(1)	4	C$	108,271	1.0%	CDOR	2.4
Interest Rate Caps	21		$802,256	2.0%	USD LIBOR	0.4
Interest Rate Caps	5	C$	400,035	2.0%	CDOR	0.4
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	0.3

(1)	Two of our interest rate swaps totaling C$91.0 million ($68.3 million and $67.7 million as of March 31, 2017 and December 31, 2016, respectively) do not become effective until June 1, 2017.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2017, we estimate that an additional $470,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense. Additionally, during the three months ended March 31, 2017 and 2016, we did not record any hedge ineffectiveness in our consolidated statements of operations.

Non-designated Hedges

During the three months ended March 31, 2017 and 2016, we recorded gains of $90,000 and losses of $976,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables summarize our non-designated hedges (notional amount in thousands):

March 31, 2017
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	2		$72,960
Interest Rate Caps	1	C$	18,327
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2016
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	3		$256,875
Interest Rate Caps	2	C$	37,221
Buy GBP / Sell EUR Forward	1		€12,857

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,174	$3,268	$—	$210
Interest rate derivatives	236	331	—	—

Total derivatives designated as hedging instruments	$1,410	$3,599	$—	$210

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$14	$487	$—	$—
Interest rate derivatives	—	—	—	—

Total derivatives not designated as hedging instruments	$14	$487	$—	$—

Total Derivatives	$1,424	$4,086	$—	$210

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2017	2016		2017	2016
Net Investment
Foreign exchange contracts(1)	$(4,294)	$(6,470)	Interest Expense	$—	$—

Cash Flow Hedges
Interest rate derivatives	(105)	(196)	Interest Expense	(474)	(27)

Total	$(4,399)	$(6,666)		$(474)	$(27)

(1)

During the three months ended March 31, 2017 and 2016, we paid net cash settlements of $1.8 million and received $8.2 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2017, we were in a net asset position with each such derivative counterparty.

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of March 31, 2017, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2017.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2017	2016
Beginning balance	94,709,290	93,843,847
Issuance of class A common stock(2)	270	285
Issuance of restricted class A common stock, net	277,815	209,798
Issuance of deferred stock units	6,415	7,322

Ending balance	94,993,790	94,061,252

(1)	Includes deferred stock units held by members of our board of directors of 175,442 and 148,843 as of March 31, 2017 and 2016, respectively.
(2)	Consists of 270 and 285 shares under our dividend reinvestment program during the three months ended March 31, 2017 and 2016, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2017 and 2016, we issued 270 shares and 285 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2017, a total of 9,998,057 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the three months ended March 31, 2017 and 2016. As of March 31, 2017, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

On March 15, 2017, we declared a dividend of $0.62 per share, or $58.8 million, that was paid on April 17, 2017, to stockholders of record as of March 31, 2017. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Dividends declared per share of common stock	$0.62	$0.62
Total dividends declared	$58,787	$58,226

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Net income(1)	$51,405	$57,047
Weighted-average shares outstanding, basic and diluted	94,993,386	94,067,769

Per share amount, basic and diluted	$0.54	$0.61

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of March 31, 2017, total accumulated other comprehensive loss was $52.4 million, primarily representing (i) $99.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $47.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2016, total accumulated other comprehensive loss was $56.2 million, primarily representing (i) $107.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $51.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

11. OTHER EXPENSES

Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.

Management and Incentive Fees

Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the Management Agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous 12-month period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items (ii) the net income (loss) related to our legacy portfolio and (iii) incentive management fees.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2017 and 2016, we incurred $9.6 million and $9.5 million, respectively, of management fees payable to our Manager. In addition, during the three months ended March 31, 2017 and 2016, we incurred $3.3 million and $4.2 million, respectively, of incentive fees payable to our Manager.

As of March 31, 2017 and December 31, 2016 we had accrued management and incentive fees payable to our Manager of $12.9 million and $12.8 million, respectively.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Professional services	$1,017	$890
Operating and other costs	445	869

Subtotal	1,462	1,759
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	—	170
Management incentive awards plan - CT Legacy Partners(2)	—	129
Restricted class A common stock earned	5,813	4,593
Director stock-based compensation	94	94

Subtotal	5,907	4,986

Total BXMT expenses	7,369	6,745
Other expenses	59	50

Total general and administrative expenses	$7,428	$6,795

(1)	Represents the portion of CTOPI promote revenue recorded under compensation awards. See Note 4 for further discussion.
(2)	Represents the amounts recorded under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of our subsidiary, CT Legacy Partners (subject to certain caps and priority distributions). During the three months ended March 31, 2016 we recognized $129,000 of expenses under the CT Legacy Partners incentive plan. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2017 and 2016, we recorded a current income tax provision of $89,000 and $241,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2017 or December 31, 2016.

As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our net operating losses, or NOLs, is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2016, we had estimated NOLs of $159.0 million available to be carried forward and utilized in current or future periods. If we are unable to utilize our NOLs, they will expire in 2029.

As of March 31, 2017, tax years 2013 through 2016 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of March 31, 2017, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of March 31, 2017: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2017, there were 1,471,955 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	1,309,995	$28.68
Granted	280,938	30.54
Vested	(111,699)	27.77
Forfeited	(3,123)	27.37

Balance as of March 31, 2017	1,476,111	$29.11

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,476,111 shares of restricted class A common stock outstanding as of March 31, 2017 will vest as follows: 636,317 shares will vest in 2017; 537,562 shares will vest in 2018; and 302,232 shares will vest in 2019. As of March 31, 2017, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $45.7 million based on the March 31, 2017 closing price of our class A common stock of $30.96. This cost is expected to be recognized over a weighted average period of 1.2 years from March 31, 2017.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$1,424	$—	$1,424	$—	$4,086	$—	$4,086
Liabilities
Derivatives	$—	$—	$—	$—	$—	$210	$—	$210

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Three Months Ended March 31,
	2017	2016(1)
January 1,	$—	$12,561
Proceeds from investment realizations	—	(2,406)
Adjustments to fair value included in earnings
Gain on investments at fair value	—	66

March 31,	$—	$10,221

(1)	All assets measured at fair value on a recurring basis using Level 3 inputs were included as a component of other assets in the consolidated Balance Sheets.

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2017			December 31, 2016
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$64,275	$64,275	$64,275	$75,567	$75,567	$75,567
Loans receivable, net	8,721,768	8,759,696	8,765,688	8,692,978	8,727,218	8,733,784
Financial liabilities
Secured debt agreements, net	5,760,191	5,776,165	5,776,165	5,716,354	5,731,626	5,731,626
Loan participations sold, net	354,131	355,583	355,583	348,077	349,633	349,633
Convertible notes, net	167,475	172,500	194,870	166,762	172,500	191,763

Estimates of fair value for cash and cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2017, and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of March 31, 2017 and December 31, 2016, our consolidated balance sheet included $12.9 million and $12.8 million of accrued management and incentive fees payable to our Manager, respectively. During the three months ended March 31, 2017, we paid $12.8 million, of management and incentive fees to our Manager, compared to $14.4 million during the same period of 2016. In addition, during the three months ended March 31, 2017, we reimbursed our Manager for $93,000 of expenses incurred on our behalf compared to $320,000 during the same period of 2016. During the three months ended March 31, 2016, CT Legacy Partners made aggregate preferred distributions of $224,000 to an affiliate of our Manager.

As of March 31, 2017, our Manager held 719,903 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $20.9 million. The shares vest in installments over three years from the date of issuance. During the three months ended March 31, 2017 and 2016, we recorded non-cash expense related to shares held by our Manager of $2.9 million and $2.1 million, respectively. We did not issue any shares of restricted class A common stock to our Manager during the three months ended March 31, 2017 or 2016, respectively. Refer to Note 13 for further details.

During the three months ended March 31, 2017, we originated two loans whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of this transaction. We did not have any similar transactions during the three months ended March 31, 2016.

During the three months ended March 31, 2017 and 2016, we incurred $88,000 and $90,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager.

16. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of March 31, 2017, we had unfunded commitments of $1.1 billion related to 58 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2017, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of March 31, 2017, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors without compensation for such service. As of March 31, 2017, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

In April 2017, our board of directors approved changes to the compensation of our five independent directors which will be effective as of the beginning of the third quarter of 2017. The other three board members, including our chairman and our chief executive officer, will continue to serve as directors without compensation for such service. These changes will increase the annual compensation of our directors from $125,000 to $175,000 and will be paid $75,000 in cash and $100,000 in the form of deferred stock units. In addition, the chair of our audit committee will receive an increase in the additional annual cash compensation from $12,000 to $20,000, the other members of our audit committee will receive additional annual cash compensation of $10,000, and the chairs of each of our compensation and corporate governance committees will receive additional annual cash compensation of $10,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2016 and elsewhere in this quarterly report on Form 10-Q.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2017 we recorded earnings per share of $0.54, declared a dividend of $0.62 per share, and reported $0.61 per share of Core Earnings. In addition, our book value per share as of March 31, 2017 was $26.28. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2017	December 31, 2016
Net income (1)	$51,405	$53,375
Weighted-average shares outstanding, basic and diluted	94,993,386	94,455,518

Net income per share, basic and diluted	$0.54	$0.57

Dividends per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although, according to the management agreement between our Manager and us, or our Management Agreement, we calculate the incentive and base management fees due to our Manager using Core Earnings before incentive fees expense, we report Core Earnings after incentive fee expense, as we believe this is a more meaningful presentation of the economic performance of our class A common stock.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2017	December 31, 2016
Net income(1)	$51,405	$53,375
CT Legacy Portfolio net income	—	(502)
Non-cash compensation expense	5,907	4,955
GE purchase discount accretion adjustment(2)	(216)	(320)
Other items	1,024	742

Core Earnings	$58,120	$58,250

Weighted-average shares outstanding, basic and diluted	94,993,386	94,455,518

Core Earnings per share, basic and diluted	$0.61	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2017	December 31, 2016
Stockholders’ equity	$2,495,982	$2,493,603
Shares
Class A common stock	94,818,348	94,540,263
Deferred stock units	175,442	169,027

Total outstanding	94,993,790	94,709,290

Book value per share	$26.28	$26.33

II. Loan Portfolio

During the quarter ended March 31, 2017, we originated $997.7 million of loans. Loan fundings during the quarter totaled $725.2 million, including $22.9 million of non-consolidated senior interests. Loan repayments during the quarter totaled $780.8 million, including $85.1 million of non-consolidated senior interests. We generated interest income of $118.5 million and incurred interest expense of $46.7 million during the quarter, which resulted in $71.8 million of net interest income during the three months ended March 31, 2017.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2017	December 31, 2016
Loan originations(1)	$997,710	$825,792
Loan fundings(2)	$725,230	$888,058
Loan repayments(3)	(780,813)	(476,113)

Total net (repayments) fundings	$(55,583)	$411,945

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)

Loan fundings during the three months ended March 31, 2017 and December 31, 2016 include $22.9 million and $36.8 million, respectively, of additional fundings under related non-consolidated senior interests.

(3)

Loan repayments during the three months ended March 31, 2017 and December 31, 2016 include $85.1 million and $44.2 million, respectively, of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of March 31, 2017 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	103	103	88	15
Principal balance	$8,759,696	$9,733,377	$8,847,683	$885,694
Net book value	$8,721,768	$9,691,875	$8,806,849	$885,026
Unfunded loan commitments(2)	$1,149,842	$1,223,322	$1,223,322	$—
Weighted-average cash coupon(3)	5.15%	4.97%	L + 4.06%	4.82%
Weighted-average all-in yield(3)	5.57%	5.43%	L + 4.48%	5.69%
Weighted-average maximum maturity (years)(4)	3.3	3.4	3.3	4.2
Loan to value (LTV)(5)	61.6%	60.9%	60.1%	69.2%

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

(3)

As of March 31, 2017, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans by principal balance indexed to USD LIBOR based on total loan exposure. In addition, $217.8 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.22%, as of March 31, 2017. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2017, based on total loan exposure, 62% of our loans were subject to yield maintenance or other prepayment restrictions and 38% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of March 31, 2017:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	6	$303,849	$304,170
2	47	3,670,002	3,679,119
3	49	4,727,107	5,729,339
4	1	20,810	20,749
5	—	—	—

	103	$8,721,768	$9,733,377

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.0 billion of such non-consolidated senior interests as of March 31, 2017.

The weighted-average risk rating of our total loan exposure was 2.6 and 2.5 as of March 31, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, and non-consolidated senior interests.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	March 31, 2017	December 31, 2016
Credit facilities	$3,958,064	$3,572,837
GE portfolio acquisition facility	1,250,524	1,479,582
Asset-specific financings	567,577	679,207
Revolving credit agreement	—	—
Loan participations sold	355,583	349,633
Non-consolidated senior interests	973,681	1,029,516

Total portfolio financing	$7,105,429	$7,110,775

Credit Facilities

The following table details our credit facilities ($ in thousands):

	March 31, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,895,248	$1,468,184	$1,238,872	$229,312
MetLife	1,000,000	1,104,478	866,114	866,114	—
Bank of America	750,000	813,305	641,066	641,066	—
Citibank(4)	766,300	509,582	393,933	295,777	98,156
Deutsche Bank	500,000	374,119	278,851	278,851	—
Morgan Stanley(5)	627,500	329,767	260,623	220,969	39,654
Société Générale(6)	426,080	281,623	220,915	214,678	6,237
JP Morgan(7)	500,000	359,098	277,914	201,737	76,177

	$6,569,880	$5,667,220	$4,407,600	$3,958,064	$449,536

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of March 31, 2017, the Citibank maximum facility size was composed of a general $500.0 million facility size denominated in U.S. Dollars plus a general €250.0 million ($266.3 million) facility size that contemplated British Pound Sterling and Euro borrowings.

(5)

As of March 31, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size that was translated to $627.5 million. Borrowings denominated in British Pound Sterling and Euro are contemplated under this facility.

(6)

As of March 31, 2017, the Société Générale maximum facility size was composed of a €400.0 million facility size that was translated to $426.1 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(7)	As of March 31, 2017, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.

The weighted-average outstanding balance of our credit facilities was $3.5 billion for the three months ended March 31, 2017. As of March 31, 2017, we had aggregate borrowings of $4.0 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum, and a weighted-average advance rate of 78.9%. As of March 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of March 31, 2017, this facility provided for $1.4 billion of financing, of which $1.3 billion was outstanding and an additional $171.7 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of March 31, 2017, those borrowings were denominated in U.S. Dollars, Canadian Dollars, and British Pounds Sterling. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings of $1.3 billion and $1.5 billion under the GE portfolio acquisition facility as of March 31, 2017 and December 31, 2016, respectively.

Asset-Specific Financings

The following table details statistics for our asset-specific financings ($ in thousands):

	March 31, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Lender	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term(3)
JP Morgan(4)
Collateral assets	1	$286,887	$285,955	L+3.88%	n/a	Jan. 2020
Financing provided	1	233,679	233,413	L+1.89%	$116,839	Jan. 2020
Citibank(4)
Collateral assets	2	204,617	204,548	L+4.40%	n/a	Nov. 2020
Financing provided	2	161,163	161,123	L+2.42%	40,291	Nov. 2020
Bank of the Ozarks
Collateral assets	2	169,986	167,510	L+6.51%	n/a	June 2020
Financing provided	2	128,969	128,045	L+3.83%	—	June 2020
Wells Fargo
Collateral assets	1	62,523	62,302	L+6.05%	n/a	Dec. 2019
Financing provided	1	43,766	43,609	L+3.14%	8,753	Dec. 2019
Total
Collateral assets	6	$724,013	$720,315	L+4.83%	n/a

Financing provided	6	$567,577	$566,190	L+2.58%	$165,883

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

(4)	Borrowings under these asset specific financings are cross collateralized with the related credit facility with the same lender.

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

During the three months ended March 31, 2017, we had no borrowings under the revolving credit agreement and we recorded interest expense of $240,000, including $126,000 of amortization of deferred fees and expenses.

Loan Participations Sold

The following table details statistics for our loan participations sold ($ in thousands):

	March 31, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$426,700	$423,575	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	355,583	354,131	L+2.72%	$30,120	Dec. 2019

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	Other than one instance where we entered into a related guarantee agreement for £24.0 million ($30.1 million as of March 31, 2017), our loan participations sold are non-recourse to us.
(3)	During the three months ended March 31, 2017, we recorded $2.6 million of interest expense related to our loan participations sold, of which $2.5 million was paid in cash.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.5 million as of March 31, 2017.

Refer to Note 7 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of March 31, 2017 ($ in thousands):

	March 31, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	3	$1,187,070	n/a	5.85%	n/a	May 2021
Senior participation	3	973,681	n/a	4.25%	n/a	May 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2017, 91% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2017, the remaining 9% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of March 31, 2017 ($/£/€ /C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$7,537,464	£730,547	€47,836	C$	456,044
Floating rate debt(1)(2)(3)	(5,612,114)	(571,016)	—		(512,395)

Net floating rate exposure(4)	$1,925,350	£159,531	€47,836	C$	(56,351)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, and non-consolidated senior interests.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($13.0 million as of March 31, 2017) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $706.9 million, £15.1 million, and C$323.3 million to limit our exposure to increases in interest rates.

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

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended March 31,		2017 vs 2016
	2017	2016	$
Income from loans and other investments
Interest and related income	$118,517	$123,025	$(4,508)
Less: Interest and related expenses	46,674	45,381	1,293

Income from loans and other investments, net	71,843	77,644	(5,801)
Other expenses
Management and incentive fees	12,921	13,613	(692)
General and administrative expenses	7,428	6,795	633

Total other expenses	20,349	20,408	(59)
Gain on investments at fair value	—	66	(66)
Income from equity investment in unconsolidated subsidiary	—	138	(138)

Income before income taxes	51,494	57,440	(5,946)
Income tax provision	89	241	(152)

Net income	51,405	57,199	(5,794)

Net income attributable to non-controlling interests	—	(152)	152

Net income attributable to Blackstone Mortgage Trust, Inc.	$51,405	$57,047	$(5,642)

Net income per share - basic and diluted	$0.54	$0.61	$(0.07)
Dividends declared per share	$0.62	$0.62	$0.00

Income from loans and other investments, net

Income from loans and other investments, net decreased $5.8 million during the three months ended March 31, 2017 compared to the corresponding period in 2016. The decrease was primarily due to the decrease in the principal balance of our loan portfolio, which decreased by $586.6 million as of March 31, 2017 compared with March 31, 2016.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $59,000 during the three months ended March 31, 2017 compared to the corresponding period in 2016 due to (i) a decrease of $778,000 of incentive fees payable to our Manager, (ii) a decrease of $311,000 of general operating expenses, and (iii) a decrease of $279,000 of compensation expenses associated with our CT Legacy Portfolio incentive plans. These were partially offset by $1.2 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.

Gain on investments at fair value

During three months ended March 31, 2016, we recognized $66,000 of net gains on investments held by CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Income from equity investment in unconsolidated subsidiary

During the three months ended March 31, 2016, we recognized $138,000 of promote income from CTOPI. The investment in CTOPI was fully realized as of December 31, 2016.

Net income attributable to non-controlling interests

During the three months ended March 31, 2016, we recognized $152,000 of net income attributable to non-controlling interests. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Dividends per share

During the three months ended March 31, 2017, we declared a dividend of $0.62 per share, or $58.8 million, which was paid on April 17, 2017 to common stockholders of record as of March 31, 2017. During the three months ended March 31, 2016, we declared a dividend of $0.62 per share, or $58.2 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of March 31, 2017, we had 94,818,348 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $5.8 billion of outstanding borrowings under secured debt agreements, and $172.5 million of Convertible Notes outstanding.

As of March 31, 2017, our secured debt agreements consisted of credit facilities with an outstanding balance of $4.0 billion, the GE portfolio acquisition facility with an outstanding balance of $1.3 billion, and $567.6 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of March 31, 2017 we had $355.6 million of loan participations sold and $1.0 billion of non-consolidated senior interests outstanding.

See Notes 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, and Convertible Notes.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2017	December 31, 2016
Debt-to-equity ratio(1)	2.4x	2.3x
Total leverage ratio(2)	2.9x	2.9x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total stockholders’ equity, in each case at period end.
(2)

Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, and non-consolidated senior interests, less cash, to (ii) total stockholders’ equity, in each case at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our credit facilities and revolving credit agreement, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$64,275	$75,567
Available borrowings under secured debt agreements	562,752	541,743
Loan principal payments held by servicer, net(1)	42,715	670

	$669,742	$617,980

(1)

Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,998,057 shares of class A common stock were available for issuance as of March 31, 2017, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of March 31, 2017. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $5.8 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2017 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$1,149,842	$247,100	$588,947	$313,795	$—
Principal payments under secured debt agreements(2)	5,776,165	2,318,131	3,114,583	343,451	—
Principal payments on convertible notes	172,500	—	172,500	—	—
Interest payments(2)(3)	271,708	157,621	111,254	2,833	—

Total(4)	$7,370,215	$2,722,852	$3,987,284	$660,079	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)	The allocation of our secured debt agreements for both principal and interest payments is based on the current maturity date of each individual borrowing under the respective agreement.
(3)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of March 31, 2017 will remain constant into the future. This is only an estimate as actual amounts borrowed and rates will vary over time.

(4)	Total does not include $355.6 million of loan participations sold and $1.0 billion of non-consolidated senior interests as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Cash flows provided by operating activities	$57,374	$65,781
Cash flows used in investing activities	(124,452)	(146,007)
Cash flows provided by financing activities	55,202	91,749

Net (decrease) increase in cash and cash equivalents	$(11,876)	$11,523

We experienced a net decrease in cash of $11.9 million for the three months ended March 31, 2017, compared to a net increase of $11.5 million for the three months ended March 31, 2016. During the three months ended March 31, 2017, we borrowed a net $117.7 million under our secured debt agreements and received $567.3 million of proceeds from loan principal collections. We used the proceeds from our debt and equity financing activities to fund $702.4 million of new loans during the three months ended March 31, 2017.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 14, 2017.

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2017 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
1	Senior loan(3)	5/15/2015	$590.0	$ 504.6	$85.2	L + 4.25%	L + 4.76%	5/15/2020	Miami	Retail	673 / sqft	36%	3
2	Senior loan(3)	8/6/2015	462.9	462.9	83.5	4.48%	5.81%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
3	Senior loan	5/22/2014	426.7	426.7	423.6	L + 4.20%	L + 4.48%	12/31/2019	Diversified - UK	Hotel	115,951 / key	59%	3
4	Senior loan	5/1/2015	320.3	294.5	293.4	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	376 / sqft	68%	3
5	Senior loan	1/7/2015	315.0	286.9	286.0	L + 3.50%	L + 3.88%	1/9/2020	New York	Office	246 / sqft	53%	2
6	Senior loan	6/4/2015	260.0	260.0	263.1	L + 4.34%	L + 4.20%	8/12/2020	Diversified - CAN	Hotel	40,153 / key	54%	2
7	Senior loan	3/31/2017	258.4	241.5	238.9	L + 4.15%	L + 4.54%	4/9/2022	Maui	Hotel	318,182 / key	75%	3
8	Senior loan(3)	6/30/2015	222.7	219.6	43.5	L + 4.75%	L + 5.18%	7/9/2020	San Francisco	Condo	877 / sqft	66%	3
9	Senior loan	6/23/2015	223.5	213.8	213.2	L + 3.65%	L + 4.00%	10/1/2020	Washington DC	Office	239 / sqft	72%	2
10	Senior loan	7/31/2014	215.0	198.3	198.3	L + 3.50%	L + 3.56%	8/9/2019	Chicago	Office	262 / sqft	64%	2
11	Senior loan	8/19/2016	200.0	187.5	186.9	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	572 / sqft	69%	3
12	Senior loan	8/3/2016	275.9	185.6	183.4	L + 4.66%	L + 5.19%	8/9/2021	New York	Office	255 / sqft	57%	3
13	Senior loan	4/15/2016	200.0	183.1	182.0	L + 4.25%	L + 4.86%	5/9/2021	New York	Office	172 / sqft	40%	3
14	Senior loan	2/25/2014	181.0	181.0	180.5	L + 4.75%	L + 5.07%	3/9/2019	Diversified - US	Hotel	95,113 / key	58%	2
15	Senior loan	12/22/2016	204.5	171.2	169.4	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	241 / sqft	66%	3
16	Senior loan	8/17/2016	187.0	169.4	167.9	L + 3.75%	L + 4.13%	9/9/2021	San Francisco	Office	493 / sqft	65%	3
17	Senior loan	6/3/2016	160.0	160.0	160.0	L + 4.42%	L + 4.42%	6/9/2021	Los Angeles	Office	86 / sqft	41%	3
18	Senior loan	3/8/2016	181.2	154.3	153.0	L + 3.55%	L + 3.90%	3/9/2021	Orange County	Office	193 / sqft	52%	3
19	Senior loan	2/17/2017	150.0	140.0	138.6	L + 4.65%	L + 5.04%	3/9/2022	Honolulu	Hotel	224,719 / key	65%	3
20	Senior loan	10/30/2013	140.0	140.0	139.7	L + 4.38%	L + 4.54%	9/9/2020	San Francisco	Hotel	215,716 / key	66%	2
21	Senior loan	10/5/2016	145.5	133.7	132.5	L + 4.35%	L + 4.84%	10/9/2021	Diversified - US	Hotel	50,413 / key	61%	2
22	Senior loan	1/30/2014	133.4	133.4	133.1	L + 4.30%	L + 5.32%	12/1/2017	New York	Hotel	212,341 / key	38%	2
23	Senior loan	12/9/2014	159.6	133.0	133.0	L + 3.80%	L + 3.80%	12/9/2019	Diversified - US	Office	79 / sqft	65%	2
24	Senior loan	10/26/2016	123.5	123.5	122.4	L + 4.20%	L + 4.56%	11/9/2021	Oakland	Office	126 / sqft	72%	2
25	Senior loan	3/4/2014	133.0	112.6	112.6	L + 4.00%	L + 5.90%	3/4/2018	London - UK	Office	641 / sqft	42%	3
26	Senior loan	2/20/2014	110.0	110.0	109.6	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	161 / sqft	74%	2
27	Senior loan	9/30/2013	105.7	105.7	105.7	L + 3.94%	L + 3.93%	9/30/2020	New York	Multi	131,811 / unit	67%	2
28	Senior loan	6/23/2015	105.2	105.2	107.3	L + 3.30%	L + 3.91%	7/31/2017	Diversified - US	Other	259,807 / unit	57%	3
29	Senior loan	10/17/2016	104.2	104.2	103.3	L + 3.95%	L + 4.31%	10/21/2021	Diversified - UK	Other	148 / sqft	73%	3
30	Senior loan	6/24/2015	107.3	102.8	102.4	L + 4.25%	L + 4.62%	7/9/2020	Honolulu	Hotel	172,557 / key	67%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
31	Senior loan	7/28/2016	116.5	101.8	100.9	L + 3.60%		L + 4.02%		8/9/2021	Atlanta	Office	161 / sqft	70%	3
32	Senior loan	3/12/2015	101.2	101.1	100.8	L + 3.25%		L + 3.61%		3/11/2020	Orange County	Office	268 / sqft	66%	1
33	Senior loan	4/27/2016	100.8	100.8	100.3	L + 4.35%		L + 5.02%		5/9/2021	Chicago	Office	134 / sqft	74%	3
34	Senior loan	2/18/2016	100.4	100.4	99.8	L + 3.75%		L + 4.41%		4/20/2019	London - UK	Office	853 / sqft	44%	3
35	Senior loan	6/24/2015	100.0	100.0	99.8	L + 3.50%		L + 3.86%		12/1/2019	Virginia	Office	186 / sqft	43%	2
36	Senior loan	1/22/2016	128.5	96.9	96.1	L + 4.25%		L + 4.76%		2/9/2021	Los Angeles	Retail	253 / sqft	64%	3
37	Senior loan	2/12/2016	225.0	91.2	88.9	L + 5.75%		L + 7.07%		2/11/2021	Seattle	Office	121 / sqft	48%	3
38	Senior loan	5/16/2014	100.0	88.2	87.6	L + 3.85%		L + 4.21%		4/9/2022	Miami	Office	190 / sqft	67%	3
39	Senior loan	3/10/2016	99.2	88.0	87.3	L + 4.10%		L + 4.52%		4/9/2021	Chicago	Multi	582,867 / unit	63%	3
40	Senior loan	6/23/2015	87.5	87.5	87.5	L + 3.41%		L + 3.83%		7/31/2019	Virginia	Office	141 / sqft	75%	3
41	Senior loan	2/18/2015	89.9	84.5	84.5	L + 3.75%		L + 3.75%		3/9/2020	Diversified - CA	Office	174 / sqft	71%	2
42	Senior loan	5/22/2014	98.7	83.1	82.8	L + 3.75%		L + 4.07%		6/15/2021	Orange County	Office	152 / sqft	67%	2
43	Senior loan	7/11/2014	82.2	82.2	82.1	L + 3.65%		L + 4.03%		8/9/2019	Chicago	Office	159 / sqft	64%	2
44	Senior loan	10/28/2014	85.0	82.1	81.9	L + 3.75%		L + 4.12%		11/9/2019	New York	Retail	1,534 / sqft	78%	2
45	Senior loan	6/23/2015	81.4	81.4	81.8	L + 3.65%		L + 3.81%		11/30/2018	Diversified - US	Hotel	68,882 / key	83%	2
46	Senior loan	7/23/2014	80.0	78.8	78.6	L + 5.00%		L + 5.87%		8/9/2019	Atlanta	Office	157 / sqft	43%	2
47	Senior loan	5/1/2015	83.5	78.4	78.0	L + 3.95%		L + 4.20%		5/9/2020	Maryland	Hotel	200,905 / key	67%	2
48	Senior loan	1/31/2017	134.8	78.3	77.0	L + 5.00%		L + 5.47%		2/9/2022	Boston	Other	424 / sqft	60%	3
49	Senior loan	2/12/2016	100.0	77.0	76.7	L + 4.15%		L + 4.68%		3/9/2021	Long Island	Office	115 / sqft	65%	3
50	Senior loan	6/23/2015	76.2	76.0	76.1	5.10%	(6)	5.39%	(6)	8/31/2020	Diversified - FL	MHC	20,734 / unit	69%	1
51	Senior loan	6/4/2015	78.1	74.8	75.6	5.05%	(6)	5.18%	(6)	3/28/2019	Diversified - CAN	Retail	39 / sqft	74%	3
52	Senior loan	3/31/2017	91.2	66.7	65.8	L + 4.30%		L + 4.83%		4/9/2022	New York	Office	327 / sqft	64%	3
53	Senior loan	11/30/2016	79.0	63.9	63.2	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	1,263 / sqft	54%	3
54	Senior loan	10/6/2014	67.0	62.8	62.6	L + 4.35%		L + 4.78%		10/9/2019	Long Island	Hotel	102,091 / key	56%	2
55	Senior loan	11/17/2014	69.6	62.5	62.3	L + 5.50%		L + 6.05%		12/9/2019	Diversified - CAN	Office	53 / sqft	53%	2
56	Senior loan	3/11/2014	65.0	62.1	62.0	L + 4.50%		L + 5.00%		4/9/2019	New York	Multi	698,177 / unit	65%	3
57	Senior loan	6/29/2016	75.4	62.0	61.4	L + 3.65%		L + 4.08%		7/9/2021	Fort Lauderdale	Office	239 / sqft	64%	3
58	Senior loan	1/13/2014	60.0	60.0	59.1	L + 3.45%		L + 4.89%		6/9/2020	New York	Office	284 / sqft	53%	2
59	Senior loan	2/27/2015	73.7	58.2	58.0	L + 3.55%		L + 4.00%		2/26/2020	Chicago	Office	122 / sqft	64%	2
60	Senior loan	9/1/2016	57.9	57.9	57.5	L + 4.35%		L + 4.99%		9/1/2021	Atlanta	Multi	257,283 / unit	72%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
61	Senior loan	6/4/2015	53.4	53.4	53.3	L + 3.25%		L + 3.42%		7/6/2017	Norwich - UK	Retail	149 / sqft	55%	1
62	Senior loan	5/20/2015	52.9	52.9	53.1	L + 3.50%		L + 3.75%		12/31/2018	Chicago	Office	135 / sqft	67%	3
63	Senior loan	9/26/2014	51.0	51.0	51.0	L + 4.00%		L + 4.00%		10/9/2019	Dallas	Office	115 / sqft	70%	2
64	Senior loan	9/9/2014	56.0	50.4	50.3	L + 4.00%		L + 4.31%		9/9/2019	Ft. Lauderdale	Office	145 / sqft	71%	2
65	Senior loan	11/23/2016	55.4	50.0	49.5	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	208,333 / unit	65%	3
66	Senior loan	4/1/2014	50.0	50.0	50.0	L + 4.20%		L + 4.73%		4/9/2019	Honolulu	Hotel	161,290 / key	69%	2
67	Senior loan	5/20/2015	58.0	49.1	49.0	5.23%	(6)	5.51%	(6)	6/30/2019	Charlotte	Office	97 / sqft	71%	3
68	Senior loan	12/27/2016	57.2	48.5	47.9	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	1,212,857 / unit	64%	3
69	Senior loan	9/22/2016	46.0	45.5	45.2	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
70	Senior loan	11/28/2013	59.0	45.3	45.2	L + 4.38%		L + 5.43%		1/20/2019	London - UK	Office	556 / sqft	58%	3
71	Senior loan	11/19/2015	50.0	44.6	44.5	L + 4.00%		L + 4.32%		10/9/2018	New York	Office	1,145 / sqft	57%	3
72	Senior loan	3/26/2014	43.3	42.9	42.8	L + 4.30%		L + 4.70%		4/9/2019	East Bay	Office	123 / sqft	71%	2
73	Senior loan	2/9/2017	43.6	41.6	41.1	L + 4.50%		L + 4.98%		2/9/2022	London	Office	644 / sqft	69%	3
74	Senior loan	6/11/2015	40.0	40.0	40.2	5.13%	(6)	5.36%	(6)	9/30/2020	Diversified - US	MHC	22,855 / unit	79%	2
75	Senior loan	6/26/2015	42.1	38.2	38.1	L + 3.75%		L + 4.36%		7/9/2020	San Diego	Office	174 / sqft	73%	2
76	Senior loan	8/25/2015	43.8	37.3	37.2	L + 4.50%		L + 5.13%		9/9/2018	Los Angeles	Office	166 / sqft	46%	3
77	Senior loan	5/20/2015	38.2	35.6	35.6	4.67%	(6)	5.23%	(6)	1/31/2019	Los Angeles	Office	166 / sqft	59%	2
78	Senior loan	6/11/2015	35.4	35.4	35.5	4.90%	(6)	5.12%	(6)	7/31/2019	Tampa	MHC	30,889 / unit	80%	3
79	Senior loan	6/12/2014	35.0	35.0	35.0	L + 4.00%		L + 4.61%		6/30/2018	Los Angeles	Office	40 / sqft	44%	3
80	Senior loan	6/11/2015	34.3	34.3	34.4	5.34%		5.58%		5/31/2020	Diversified - US	MHC	20,965 / unit	65%	2
81	Senior loan	10/22/2015	32.6	32.6	32.5	L + 4.50%		L + 5.03%		10/22/2018	London - UK	Office	2,395 / sqft	64%	3
82	Senior loan	5/20/2015	36.5	32.0	32.0	L + 3.60%		L + 3.77%		7/11/2019	Los Angeles	Office	388 / sqft	46%	1
83	Senior loan	12/30/2013	30.9	30.5	30.4	L + 4.50%		L + 4.75%		1/9/2019	Phoenix	Office	95 / sqft	60%	2
84	Senior loan	4/4/2014	30.7	30.0	30.0	L + 4.25%		L + 4.57%		4/9/2019	San Francisco	Office	285 / sqft	65%	2
85	Senior loan	4/17/2015	28.8	28.8	28.6	L + 4.50%		L + 4.95%		4/20/2020	Hague - NL	Hotel	93,988 / key	71%	3
86	Senior loan	5/28/2015	31.7	27.2	27.3	L + 4.35%		L + 5.20%		12/31/2017	San Jose	Office	72 / sqft	48%	3
87	Senior loan	6/4/2015	26.1	26.1	26.0	5.97%		6.88%		7/1/2017	Edmonton - CAN	MHC	29,966 / unit	49%	1
88	Senior loan	2/28/2014	26.0	26.0	25.9	L + 4.00%		L + 4.26%		3/9/2019	Phoenix	Other	130,653 / unit	69%	2
89	Senior loan	6/11/2015	26.0	26.0	25.9	5.24%(6)		5.73%(6)		11/30/2020	West Palm Beach	MHC	53,608 / unit	75%	2
90	Senior loan	6/11/2015	24.5	24.5	24.4	5.35%(6)		5.85%(6)		11/30/2020	Ft. Lauderdale	MHC	49,696 / unit	70%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
91	Senior loan	6/18/2014	22.2	22.2	22.1	L + 4.00%		L + 4.43%		7/20/2019	Diversified - NL	Office	58 / sqft	69%	2
92	Senior loan	5/28/2015	48.9	21.9	21.8	L + 4.00%		L + 5.63%		6/30/2018	Los Angeles	Office	25 / sqft	53%	3
93	Senior loan	5/20/2015	21.0	21.0	21.1	L + 4.25%		L + 4.71%		9/30/2018	Phoenix	Multi	68,554 / unit	73%	2
94	Senior loan	1/26/2017	288.0	21.0	17.6	L + 5.50%		L + 6.06%		2/9/2022	Boston	Office	56 / sqft	42%	2
95	Senior loan	5/28/2015	20.7	20.7	20.8	L + 3.95%		L + 4.51%		3/31/2019	Pittsburgh	Hotel	93,043 / key	71%	4
96	Senior loan	6/4/2015	20.1	20.1	19.9	4.50%		4.92%		12/23/2021	Montreal - CAN	Office	55 / sqft	45%	2
97	Senior loan	6/11/2015	18.1	18.1	18.0	4.95%	(6)	5.51%	(6)	11/30/2020	Ft. Lauderdale	MHC	26,430 / unit	51%	2
98	Senior loan	6/4/2015	17.2	17.2	17.2	4.63%		5.02%		3/1/2019	Ontario - CAN	Other	50,647 / unit	59%	2
99	Senior loan	6/4/2015	16.1	16.1	16.2	5.17%		5.52%		9/4/2020	Diversified - CAN	Other	3,518 / unit	61%	2
100	Senior loan	5/28/2015	15.6	15.6	15.6	L + 3.70%		L + 4.62%		8/31/2019	Albuquerque	Hotel	114,832 / key	51%	1
101	Senior loan	6/11/2015	15.0	15.0	14.9	5.33%	(6)	5.86%	(6)	9/30/2020	Tampa	MHC	39,474 / unit	64%	2
102	Senior loan	6/4/2015	13.4	13.4	13.9	L + 4.50%		L + 4.77%		12/1/2017	Toronto - CAN	Office	80 / sqft	58%	3
103	Senior loan	5/28/2015	12.8	12.8	12.8	L + 4.75%		L + 5.53%		8/31/2017	Diversified - US	Office	48 / sqft	86%	2

			$10,956.7	$9,733.4	$8,721.8	4.97%		5.43%		3.4 yrs				61%	2.6

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2017, three loans in our portfolio have been financed with an aggregate $1.0 billion of non-consolidated senior interest, which are included in the table above.

(4)

As of March 31, 2017, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans by principal balance indexed to USD LIBOR. In addition, $217.8 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.22%, as of March 31, 2017. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2017, 91% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2017, the remaining 9% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve-month period following March 31, 2017, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD(2)	$7,537,464	Interest income	$18,581	$(18,545)	$37,161	$(36,930)
	(5,612,114)	Interest expense	(14,030)	14,030	(28,061)	28,061

	$1,925,350	Total	$4,551	$(4,515)	$9,100	$(8,869)

GBP(2)	$916,836	Interest income	$2,109	$(2,011)	$4,401	$(3,635)
	(716,625)	Interest expense	(1,792)	1,792	(3,583)	3,583

	$200,211	Total	$317	$(219)	$818	$(52)

EUR	$50,955	Interest income	$—	$—	$87	$—
	—	Interest expense	—	—	—	—

	$50,955	Total	$—	$—	$87	$—

CAD(3)	$342,427	Interest income	$856	$(856)	$1,712	$(1,489)
	(384,739)	Interest expense	(962)	962	(1,924)	1,924

	$(42,312)	Total	$(106)	$106	$(212)	$435

		Total	$4,762	$(4,628)	$9,793	$(8,486)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, and non-consolidated senior interests.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($13.0 million as of March 31, 2017) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of March 31, 2017, 9% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€ /C$ in thousands):

	March 31, 2017
Foreign currency assets(1)	£1,106,301	€79,535	C$	662,718
Foreign currency liabilities(1)	(873,119)	—		(530,079)
Foreign currency contracts - notional	(141,900)	—		(122,900)

Net exposure to exchange rate fluctuations	£91,282	€79,535	C$	9,739

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $29.3 million and $8.5 million, respectively, as of March 31, 2017. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2017, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosure publicly filed by NCR Corporation, which may be considered to have been an affiliate of Blackstone and therefore our affiliate during all or a portion of the quarter ended March 31, 2017.

ITEM 6.	EXHIBITS

10.1	Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2017, by and among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC and Citibank, N.A.

10.2	Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A.

10.3	Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.4	Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.5	Amended and Restated Master Repurchase and Securities Contact, dated as of June 16, 2014 by and among Parlex 6 UK Finco, LLC, Parlex 6 EUR Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A.

10.6	First Amendment to Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of March 29, 2017, by and among Parlex 6 UK Finco, LLC, Parlex 6 EUR Finco, LLC and Morgan Stanley Bank, N.A.

10.7	Amended and Restated Master Repurchase Agreement, dated as of February 9, 2017, by and among Parlex 15 Finco, LLC and Deutsche Bank AG, Cayman Islands Branch

10.8	Amendment No. 1 to Amended and Restated Master Repurchase Agreement and Guaranty, dated as of March 24, 2017, by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

April 25, 2017	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 25, 2017	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)