Form 10-Q
period 2017-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2017-07-25
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

N/A

(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of July 18, 2017 was 94,828,007.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$33,521	$75,567
Restricted cash	34,278	—
Loans receivable, net	9,587,457	8,692,978
Other assets	63,832	44,070

Total Assets	$9,719,088	$8,812,615

Liabilities and Equity
Secured debt agreements, net	$5,806,037	$5,716,354
Loan participations sold, net	367,671	348,077
Securitized debt obligations, net	474,123	—
Convertible notes, net	448,047	166,762
Other liabilities	116,737	87,819

Total Liabilities	7,212,615	6,319,012

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 94,827,579 and 94,540,263 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	948	945
Additional paid-in capital	3,102,929	3,089,997
Accumulated other comprehensive loss	(40,508)	(56,202)
Accumulated deficit	(556,896)	(541,137)

Total Equity	2,506,473	2,493,603

Total Liabilities and Equity	$9,719,088	$8,812,615

Note: The consolidated balance sheet as of June 30, 2017 includes assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of the consolidated VIE for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of June 30, 2017, assets of the VIE totaled $500.2 million and liabilities of the VIE totaled $474.2 million. We did not consolidate any VIEs as of December 31, 2016. Refer to Note 16 for additional discussion of the VIE.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from loans and other investments
Interest and related income	$126,825	$130,471	$245,341	$253,496
Less: Interest and related expenses	54,352	49,065	101,026	94,446

Income from loans and other investments, net	72,473	81,406	144,315	159,050
Other expenses
Management and incentive fees	14,393	15,847	27,314	29,460
General and administrative expenses	7,373	6,781	14,800	13,576

Total other expenses	21,766	22,628	42,114	43,036
Gain on investments at fair value	—	10,524	—	10,589
(Loss) income from equity investment in unconsolidated subsidiary	—	(6)	—	133

Income before income taxes	50,707	69,296	102,201	126,736
Income tax provision (benefit)	94	(154)	183	87

Net income	50,613	69,450	102,018	126,649

Net income attributable to non-controlling interests	—	(6,369)	—	(6,521)

Net income attributable to Blackstone Mortgage Trust, Inc.	$50,613	$63,081	$102,018	$120,128

Net income per share of common stock basic and diluted	$0.53	$0.67	$1.07	$1.28

Weighted-average shares of common stock outstanding, basic and diluted	95,005,873	94,064,423	94,999,664	94,066,096

Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$50,613	$69,450	$102,018	$126,649
Other comprehensive income
Unrealized gain (loss) on foreign currency remeasurement	20,045	(21,321)	27,815	(15,343)
Realized and unrealized (loss) gain on derivative financial instruments	(8,196)	12,624	(12,121)	5,958

Other comprehensive income (loss)	11,849	(8,697)	15,694	(9,385)

Comprehensive income	62,462	60,753	117,712	117,264
Comprehensive income attributable to non-controlling interests	—	(6,369)	—	(6,521)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$62,462	$54,384	$117,712	$110,743

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	9,335	—	—	9,335	—	9,335
Dividends reinvested	—	180	—	(167)	13	—	13
Deferred directors’ compensation	—	188	—	—	188	—	188
Other comprehensive loss	—	—	(9,385)	—	(9,385)	—	(9,385)
Net income	—	—	—	120,128	120,128	6,521	126,649
Dividends declared on common stock	—	—	—	(116,452)	(116,452)	—	(116,452)
Distributions to non-controlling interests	—	—	—	—	—	(6,987)	(6,987)

Balance at June 30, 2016	$939	$3,079,903	$(42,143)	$(542,282)	$2,496,417	$12,677	$2,509,094

Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	11,675	—	—	11,675	—	11,675
Issuance of convertible notes	—	856	—	—	856	—	856
Dividends reinvested	—	213	—	(197)	16	—	16
Deferred directors’ compensation	—	188	—	—	188	—	188
Other comprehensive income	—	—	15,694	—	15,694	—	15,694
Net income	—	—	—	102,018	102,018	—	102,018
Dividends declared on common stock	—	—	—	(117,580)	(117,580)	—	(117,580)

Balance at June 30, 2017	$948	$3,102,929	$(40,508)	$(556,896)	$2,506,473	$—	$2,506,473

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$102,018	$126,649
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	11,866	10,315
Amortization of deferred fees on loans	(16,796)	(20,360)
Amortization of deferred financing costs and premiums/discount on debt obligations	9,488	9,752
Income from equity investment in unconsolidated subsidiary	—	(133)
Distributions of income from unconsolidated subsidiary	—	6,837
Gain on investments at fair value	—	(10,589)
Changes in assets and liabilities, net
Other assets	(1,255)	4,248
Other liabilities	5,492	(3,424)

Net cash provided by operating activities	110,813	123,295

Cash flows from investing activities
Origination and fundings of loans receivable	(1,464,994)	(1,401,871)
Principal collections and sales proceeds from loans receivable and other assets	1,097,022	1,323,770
Origination and exit fees received on loans receivable	25,228	21,613
Receipts under derivative financial instruments	6,115	—
Payments under derivative financial instruments	(9,398)	—

Net cash used in investing activities	(346,027)	(56,488)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities
Borrowings under secured debt agreements	$1,744,766	$1,508,171
Repayments under secured debt agreements	(1,673,886)	(1,328,131)
Proceeds from sale of loan participations	—	54,441
Repayment of loan participations	—	(92,000)
Payment of deferred financing costs	(9,800)	(9,316)
Receipts under derivative financial instruments	—	11,478
Payments under derivative financial instruments	—	(13,240)
Distributions to non-controlling interests	—	(6,987)
Net proceeds from issuance of convertible notes	280,473	—
Net proceeds from issuance of class A common stock	16	13
Dividends paid on class A common stock	(117,402)	(116,323)

Net cash provided by financing activities	224,167	8,106

Net (decrease) increase in cash, cash equivalents, and restricted cash	(11,047)	74,913
Cash, cash equivalents, and restricted cash at beginning of period	75,567	106,006
Effects of currency translation on cash, cash equivalents, and restricted cash	3,279	1,353

Cash, cash equivalents, and restricted cash at end of period	$67,799	$182,272

Supplemental disclosure of cash flows information
Payments of interest	$(88,519)	$(84,408)

Payments of income taxes	$(141)	$(204)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,793)	$(58,382)

Participations sold, net	$—	$(37,559)

Loan principal payments held by servicer, net	$5,082	$35,947

Consolidation of loans receivable of a VIE	$500,000	$—

Consolidation of securitized debt obligations of a VIE	$(474,620)	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in annual financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission, or the SEC.

Basis of Presentation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Refer to Note 16 for additional discussion of our consolidated VIE.

In April 2017, we entered into a joint venture, or our Multifamily Joint Venture, with Walker & Dunlop Inc. to originate, hold, and finance multifamily bridge loans. Pursuant to the terms of the agreements governing the joint venture, Walker & Dunlop will contribute 15% of the venture’s equity capital and we will contribute 85%. We consolidate the Multifamily Joint Venture as we have a controlling financial interest. The Multifamily Joint Venture did not have any activity during the six months ended June 30, 2017.

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

Blackstone Mortgage Trust, Inc.

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

Cash, Cash Equivalents, and Restricted Cash

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

Restricted cash represents cash held in a segregated bank account related to a letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	June 30, 2017	June 30, 2016
Cash and cash equivalents	$33,521	$181,796
Restricted cash	34,278	476

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$67,799	$182,272

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our convertible

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

notes as of the respective issuance dates based on our nonconvertible debt borrowing rate. The equity component of each series of our convertible notes is reflected within additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is amortized over the period during which such convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

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

Certain of our other assets are reported at fair value either (i) on a recurring basis, as of each quarter-end, or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 15. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations may require significant judgments, which include assumptions regarding capitalization rates, leasing, creditworthiness of major tenants, occupancy rates, availability of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed necessary by our Manager.

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

•

Securitized debt obligations, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

•	Convertible notes, net: Each series of the convertible notes is actively traded and their fair values were obtained using quoted market prices.

Income Taxes

Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 13 for additional information.

Stock-Based Compensation

Our stock-based compensation consists of awards issued to our Manager and certain individuals employed by an affiliate of our Manager that vest over the life of the awards, as well as deferred stock units issued to certain members of our Board of Directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 14 for additional information.

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

Diluted earnings per share, or Diluted EPS, is determined using the treasury stock method, and is based on the net earnings allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by the weighted-average number of shares of our class A common stock, including restricted class A common stock and deferred stock units. Refer to Note 11 for additional discussion of earnings per share.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. ASU 2016-18 is intended to clarify how entities present restricted cash in the statement of cash flows. The guidance requires entities to show the changes in the total of cash and cash equivalents and restricted cash in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. We adopted ASU 2016-18 in the second quarter of 2017 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2017	December 31, 2016
Number of loans	102	107
Principal balance	$9,630,306	$8,727,218
Net book value	$9,587,457	$8,692,978
Unfunded loan commitments(1)	$1,389,982	$882,472
Weighted-average cash coupon(2)	5.27%	5.01%
Weighted-average all-in yield(2)	5.65%	5.36%
Weighted-average maximum maturity (years)(3)	3.4	3.2

(1)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of June 30, 2017, our floating rate loans were indexed to various benchmark rates, with 85% of floating rate loans by principal balance indexed to USD LIBOR. In addition, $228.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.18%, as of June 30, 2017. As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2017, 57% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 43% were open to repayment by the borrower without penalty. As of December 31, 2016, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2016	$8,727,218	$(34,240)	$8,692,978
Loan fundings	1,939,614	—	1,939,614
Loan repayments	(1,117,733)	—	(1,117,733)
Unrealized gain (loss) on foreign currency translation	81,207	(177)	81,030
Deferred fees and other items	—	(25,228)	(25,228)
Amortization of fees and other items	—	16,796	16,796

June 30, 2017	$9,630,306	$(42,849)	$9,587,457

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

June 30, 2017
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	55	$5,622,781	$5,652,170	54%
Hotel	14	2,068,196	2,141,347	20
Retail	7	532,397	965,804	9
Multifamily	10	639,622	644,211	6
Manufactured housing	7	233,201	232,971	2
Condominium	1	55,916	215,113	2
Other	8	435,344	762,044	7

	102	$9,587,457	$10,613,660	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	25	$2,550,440	$2,566,702	24%
Southeast	21	2,025,144	2,467,193	23
West	22	2,044,017	2,212,783	21
Midwest	8	877,698	881,658	8
Southwest	5	272,302	270,830	3
Northwest	2	236,134	238,522	2

Subtotal	83	8,005,735	8,637,688	81
International
United Kingdom	9	1,034,661	1,379,591	13
Canada	7	480,906	476,843	4
Germany	1	11,764	64,940	1
Netherlands	2	54,391	54,598	1

Subtotal	19	1,581,722	1,975,972	19

Total	102	$9,587,457	$10,613,660	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $983.4 million of such non-consolidated senior interests as of June 30, 2017.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

June 30, 2017				December 31, 2016
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	5	$285,006	$285,064	1	8	$361,100	$361,574
2	44	3,692,459	3,701,921	2	52	4,011,992	4,083,678
3	52	5,589,247	6,605,992	3	46	4,299,026	5,290,668
4	1	20,745	20,683	4	1	20,860	20,814
5	—	—	—	5	—	—	—

	102	$9,587,457	$10,613,660		107	$8,692,978	$9,756,734

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $983.4 million and $1.0 billion of such non-consolidated senior interests as of June 30, 2017 and December 31, 2016, respectively.

The weighted-average risk rating of our total loan exposure was 2.6 and 2.5 as of June 30, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of June 30, 2017 or December 31, 2016.

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Our equity investment in unconsolidated subsidiary consisted solely of our carried interest in CTOPI, a fund formerly sponsored and managed by an affiliate of our Manager. The investment was fully realized as of December 31, 2016 and we no longer have any investments in unconsolidated subsidiaries on our consolidated financial statements.

Our carried interest in CTOPI entitled us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We recognized $6,000 of expenses and $133,000 of promote income from CTOPI in respect of our carried interest and recorded such amounts in our consolidated statements of operations during the three and six months ended June 30, 2016, respectively.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. During the six months ended June 30, 2016, we recognized $168,000 of expenses under the CTOPI incentive plan. Such amounts were recognized as a component of general and administrative expenses in our consolidated statement of operations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	June 30, 2017	December 31, 2016
Loan portfolio payments held by servicer(1)	$28,886	$6,294
Accrued interest receivable	33,485	32,871
Derivative assets	743	4,086
Prepaid expenses	711	803
Prepaid taxes	7	16

Total	$63,832	$44,070

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	June 30, 2017	December 31, 2016
Secured debt repayments pending servicer remittance(1)	$21,669	$5,372
Accrued dividends payable	58,793	58,615
Accrued management and incentive fees payable	14,393	12,798
Accrued interest payable	11,690	9,049
Derivative liabilities	6,928	210
Accounts payable and other liabilities	3,264	1,775

Total	$116,737	$87,819

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

6. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	June 30, 2017	December 31, 2016
Credit facilities	$4,014,582	$3,572,837
GE portfolio acquisition facility	1,188,076	1,479,582
Asset-specific financings	530,358	679,207
Revolving credit agreement	90,750	—

Total secured debt agreements	$5,823,766	$5,731,626

Deferred financing costs(1)	(17,729)	(15,272)

Net book value of secured debt	$5,806,037	$5,716,354

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Credit Facilities

During the six months ended June 30, 2017, we increased the maximum facility size of two of our credit facilities, providing an additional £250.0 million and €250.0 million of credit capacity, respectively, and we converted one of our asset-specific financings to a $500.0 million credit facility. The following tables detail our credit facilities ($ in thousands):

	June 30, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,993,129	$1,548,713	$1,232,179	$316,534
MetLife	1,000,000	1,013,172	795,207	795,207	—
Bank of America	750,000	816,218	641,066	641,066	—
Société Générale(4)	457,040	456,849	354,959	348,486	6,473
Deutsche Bank	500,000	377,634	284,174	284,174	—
Citibank(5)	785,650	394,783	307,201	258,450	48,751
Morgan Stanley(6)	651,250	411,350	321,848	254,345	67,503
JP Morgan(7)	500,000	324,873	248,788	200,675	48,113

	$6,643,940	$5,788,008	$4,501,956	$4,014,582	$487,374

	December 31, 2016
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,718,874	$1,339,942	$1,107,733	$232,209
MetLife	1,000,000	1,106,017	862,454	862,454	—
Bank of America	750,000	794,881	617,694	617,694	—
JP Morgan(7)	500,000	550,560	420,414	316,219	104,195
Morgan Stanley(6)	308,500	344,056	272,221	231,930	40,291
Citibank(5)	500,000	508,989	394,677	229,629	165,048
Société Générale(4)	420,680	274,351	207,178	207,178	—

	$5,479,180	$5,297,728	$4,114,580	$3,572,837	$541,743

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of June 30, 2017 and December 31, 2016, the Société Générale maximum facility size was composed of a €400.0 million facility size that was translated to $457.0 million and $420.7 million, respectively. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(5)

As of June 30, 2017, the Citibank maximum facility size was composed of a general $500.0 million facility size denominated in U.S. Dollars plus a general €250.0 million ($285.7 million) facility size that contemplated British Pound Sterling and Euro borrowings. As of December 31, 2016, the maximum facility size was composed of a general $500.0 million facility.

(6)

As of June 30, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size that was translated to $651.3 million. As of December 31, 2016, the maximum facility size was composed of a £250.0 million facility size that was translated to $308.5 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(7)

As of June 30, 2017 and December 31, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.

The weighted-average outstanding balance of our credit facilities was $3.8 billion for the six months ended June 30, 2017. As of June 30, 2017, we had aggregate borrowings of $4.0 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum, and a weighted-average advance rate of 78.8%. As of June 30, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our credit facilities was $2.8 billion for the six months ended December 31, 2016. As of December 31, 2016, we had aggregated borrowings of $3.6 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.02% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of June 30, 2017:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Wells Fargo		$25%	Collateral marks only	Term matched(3)
MetLife		$50%	Collateral marks only	April 21, 2023(4)
Bank of America		$50%	Collateral marks only	May 21, 2021(5)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(3)
Deutsche Bank		$25%	Collateral marks only	Term matched(3)
Citibank	$ / £ / €	25%	Collateral marks only	Term matched(3)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 3, 2020
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2020

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(4)	Includes five one-year extension options which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.

Currency	Outstanding Borrowings	Potential Borrowings(1)	Index	Rate(2)	Advance Rate(3)
$	$ 3,684,398	$ 4,103,296	1-month USD LIBOR	L+1.88%	78.8%
€	€ —	€ 38,227	3-month EURIBOR	n/a	77.8%
£	£ 253,500	£ 273,451	3-month GBP LIBOR	L+2.15%	79.0%

	$ 4,014,582	$ 4,501,956		L+1.90%	78.8%

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

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of June 30, 2017, this facility provided for $1.3 billion of financing, of which $1.2 billion was outstanding and an additional $142.6 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of June 30, 2017, those borrowings were denominated in U.S. Dollars, Canadian Dollars, and British Pounds Sterling. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings under the GE portfolio acquisition facility of $1.2 billion and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.80% per annum as of June 30, 2017, compared to $1.5 billion of outstanding asset-specific borrowings and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.83% per annum as of December 31, 2016.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	June 30, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	5	$675,639	$672,295	L+4.71%	n/a	Nov. 2020
Financing provided(4)	5	$530,358	$529,350	L+2.48%	$167,124	Nov. 2020

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

(4)	Borrowings of $394.8 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

	December 31, 2016
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	7	$876,083	$869,417	L+4.84%	n/a	Aug. 2020
Financing provided(4)	7	$679,207	$676,333	L+2.60%	$231,585	Aug. 2020

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

(4)	Borrowings of $392.3 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

The weighted-average outstanding balance of our asset-specific financings was $628.3 million for the six months ended June 30, 2017 and $571.1 million for the six months ended December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Revolving Credit Agreement

During the second quarter of 2017, we increased the borrowing capacity under our secured revolving credit agreement with Barclays by $125.0 million to $250.0 million. This full recourse facility is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the six months ended June 30, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $1.0 million and we recorded interest expense of $589,000, including $332,000 of amortization of deferred fees and expenses. As of June 30, 2017, we had $90.8 million of borrowings outstanding under the agreement.

During the six months ended December 31, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $29.9 million and we recorded interest expense of $927,000, including $255,000 of amortization of deferred fees and expenses. As of December 31, 2016 we had no outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to June 30, 2017; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2017 and December 31, 2016, we were in compliance with these covenants.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our loan participations sold ($ in thousands):

	June 30, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$442,850	$439,880	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	369,042	367,671	L+2.72%	$31,260	Dec. 2019

	December 31, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$419,560	$416,233	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	349,633	348,077	L+2.72%	$29,616	Dec. 2019

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)

Other than one instance where we entered into a related guarantee agreement for £24.0 million ($31.3 million and $29.6 million as of June 30, 2017 and December 31, 2016, respectively), our loan participations sold are non-recourse to us.

(3)

During the three and six months ended June 30, 2017, we recorded $2.7 million and $5.3 million, respectively, of interest expense related to our loan participations sold, of which $2.6 million and $5.0 million was paid in cash. During the three and six months ended December 31, 2016, we recorded $2.9 million and $6.3 million, respectively, of interest expense related to our loan participations sold, of which $2.8 million and $6.0 million was paid in cash.

(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.4 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively.

8. SECURITIZED DEBT OBLIGATIONS, NET

In the second quarter of 2017, we financed one of our loans through a single asset securitization vehicle, or the Securitization, which is consolidated in our financial statements. The Securitization has issued securitized debt obligations that are non-recourse to us. Refer to Note 16 for further discussion of our Securitization.

The following table details our securitized debt obligations ($ in thousands):

	June 30, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Yield/Cost(1)	Term(2)
Total loan	1	$642,806	$639,280	L+3.60%	June 2023
Securitized debt obligations(3)	1	474,620	474,123	L+1.95%	June 2033

(1)	In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)

Loan term represents final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitization.

(3)	During the three and six months ended June 30, 2017, we recorded $37,000 of interest expense related to our securitized debt obligations.

We did not have any securitized debt obligations as of December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. CONVERTIBLE NOTES, NET

As of June 30, 2017, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
November 2013	$172,500	5.25%	5.87%	36.1380	December 1, 2018
May 2017	287,500	4.38%	4.93%	28.0324	May 5, 2022

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.67 and $35.67 per share of class A common stock, respectively, for the November 2013 and May 2017 convertible notes. As a result of exceeding the cumulative dividend threshold, as defined in the November 2013 convertible notes supplemental indenture, the conversion rate on the November 2013 convertible notes was most recently adjusted on June 28, 2017 from the prior conversion rate of 35.7236 shares of class A common stock per $1,000 principal amount of convertible notes, which was equivalent to a conversion price of $27.99 per share of class A common stock. The cumulative dividend threshold as defined in the May 2017 convertible notes supplemental indenture has not been exceeded as of June 30, 2017.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018 and January 31, 2022, for the November 2013 and May 2017 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. Neither series of the Convertible Notes were convertible as of June 30, 2017. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.60 on June 30, 2017 was greater than the per share conversion price of the November 2013 convertible notes but less than the per share conversion price of the May 2017 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon our issuance of the November 2013 convertible notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the November 2013 convertible notes issuance is 7.16% per annum. Upon our issuance of the May 2017 convertible notes, we recorded an $868,000 discount based on the implied value of the conversion option and an assumed effective interest rate of 4.67%, as well as $7.0 million of initial debt discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the May 2017 convertible notes issuance is 5.00% per annum.

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash coupon	$4,221	$2,264	$6,485	$4,528
Discount and issuance cost amortization	955	677	1,668	1,347

Total interest expense	$5,176	$2,941	$8,153	$5,875

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2017	December 31, 2016
Face value	$460,000	$172,500
Unamortized discount	(11,258)	(5,532)
Deferred financing costs	(695)	(206)

Net book value	$448,047	$166,762

Accrued interest payable for the Convertible Notes was $2.7 million and $755,000 as of June 30, 2017 and December 31, 2016, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

June 30, 2017				December 31, 2016
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	1		£145,500	Sell GBP Forward	2		£141,900
Sell CAD Forward	1	C$	122,900	Sell CAD Forward	2	C$	122,900
				Sell EUR Forward	1		€44,900

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

June 30, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,271	1.0%	CDOR	1.9
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	2.0
Interest Rate Caps	4	C$	52,628	2.0%	CDOR	0.4

December 31, 2016
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,271	1.0%	CDOR	2.4
Interest Rate Caps	21		$802,256	2.0%	USD LIBOR	0.4
Interest Rate Caps	5	C$	400,035	2.0%	CDOR	0.4
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	0.3

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2017, we estimate that an additional $188,000 will be reclassified from accumulated other comprehensive income as an increase to interest income. Additionally, during the three and six months ended June 30, 2017 and 2016, we did not record any hedge ineffectiveness in our consolidated statements of operations.

Non-designated Hedges

During the three and six months ended June 30, 2017, we recorded losses of $403,000 and $313,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. During the three and six months ended June 30, 2016, we recorded losses of $659,000 and $1.6 million, respectively.

The following tables summarize our non-designated hedges (notional amount in thousands):

June 30, 2017
Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2016
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	3		$256,875
Interest Rate Caps	2	C$	37,221
Buy GBP / Sell EUR Forward	1		€12,857

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$3,268	$6,340	$210
Interest rate derivatives	743	331	—	—

Total derivatives designated as hedging instruments	$743	$3,599	$6,340	$210

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$487	$588	$—
Interest rate derivatives	—	—	—	—

Total derivatives not designated as hedging instruments	$—	$487	$588	$—

Total Derivatives	$743	$4,086	$6,928	$210

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Hedging Relationships	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017		Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net Investment Hedges
Foreign exchange contracts(1)	$(8,939)	$(13,233)	Interest Expense	$—	$—

Cash Flow Hedges
Interest rate derivatives	286	180	Interest Expense	(457)	(932)

Total	$(8,653)	$(13,053)		$(457)	$(932)

(1)

During the three and six months ended June 30, 2017, we paid net cash settlements of $1.2 million and $3.1 million, respectively, on our foreign currency forward contracts, compared to paying $10.0 million and $1.8 million during the same periods in 2016. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2017, we were in a net liability position with each such derivative counterparty and posted collateral of $1.4 million.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of June 30, 2017, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2017.

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 14 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2017	2016
Beginning balance	94,709,290	93,843,847
Issuance of class A common stock(2)	543	550
Issuance of restricted class A common stock, net	286,773	209,798
Issuance of deferred stock units	12,904	14,155

Ending balance	95,009,510	94,068,350

(1)	Includes deferred stock units held by members of our board of directors of 181,931 and 155,676 as of June 30, 2017 and 2016, respectively.
(2)	Consists of 543 and 550 shares issued under our dividend reinvestment program during the six months ended June 30, 2017 and 2016, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and six months ended June 30, 2017, we issued 273 shares and 543 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 265 shares and 550 shares for the same periods in 2016. As of June 30, 2017, a total of 9,997,784 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the six months ended June 30, 2017 and 2016. As of June 30, 2017, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

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

On June 13, 2017, we declared a dividend of $0.62 per share, or $58.8 million, that was paid on July 14, 2017 to stockholders of record as of June 30, 2017. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Total dividends declared	$58,793	$58,226	$117,580	$116,452

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income(1)	$50,613	$63,081	$102,018	$120,128
Weighted-average shares outstanding, basic and diluted	95,005,873	94,064,423	94,999,664	94,066,096

Per share amount, basic and diluted	$0.53	$0.67	$1.07	$1.28

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of June 30, 2017, total accumulated other comprehensive loss was $40.5 million, primarily representing (i) $79.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $39.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2016, total accumulated other comprehensive loss was $56.2 million, primarily representing (i) $107.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $51.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

12. OTHER EXPENSES

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

During the three and six months ended June 30, 2017, we incurred $9.6 million and $19.1 million, respectively, of management fees payable to our Manager, compared to $9.4 million and $18.9 million during the same periods in 2016. In addition, during the three and six months ended June 30, 2017, we incurred $4.8 million and $8.2 million, respectively, of incentive fees payable to our Manager, compared to $6.4 million and $10.6 million during the same periods in 2016.

As of June 30, 2017 and December 31, 2016 we had accrued management and incentive fees payable to our Manager of $14.4 million and $12.8 million, respectively.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Professional services	$862	$756	$1,878	$1,644
Operating and other costs	489	521	934	1,391

Subtotal	1,351	1,277	2,812	3,035
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(1)	—	(3)	—	168
Management incentive awards plan - CT Legacy Partners(2)	—	630	—	758
Restricted class A common stock earned	5,865	4,742	11,678	9,335
Director stock-based compensation	94	94	188	188

Subtotal	5,959	5,463	11,866	10,449

Total BXMT expenses	7,310	6,740	14,678	13,484
Other expenses	63	41	122	92

Total general and administrative expenses	$7,373	$6,781	$14,800	$13,576

(1)	Represents the portion of CTOPI promote revenue recorded under compensation awards. See Note 4 for further discussion.
(2)	Represents the amounts recorded under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of our subsidiary, CT Legacy Partners (subject to certain caps and priority distributions). During the three and six months ended June 30, 2016 we recognized $630,000 and $758,000, respectively, of expenses under the CT Legacy Partners incentive plan. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

13. INCOME TAXES

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

During the three and six months ended June 30, 2017, we recorded a current income tax provision of $94,000 and $183,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and six months ended June 30, 2016, we recorded a current income tax benefit of $154,000 and a current income tax provision of $87,000, respectively. We did not have any deferred tax assets or liabilities as of June 30, 2017 or December 31, 2016.

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

As of June 30, 2017, tax years 2013 through 2016 remain subject to examination by taxing authorities.

14. STOCK-BASED INCENTIVE PLANS

We do not have any employees as we are externally managed by our Manager. However, as of June 30, 2017, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of June 30, 2017: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2017, there were 1,456,508 shares available under the Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	1,309,995	$28.68
Granted	289,896	30.55
Vested	(222,759)	27.77
Forfeited	(3,123)	27.37

Balance as of June 30, 2017	1,374,009	$29.23

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,374,009 shares of restricted class A common stock outstanding as of June 30, 2017 will vest as follows: 525,257 shares will vest in 2017; 542,789 shares will vest in 2018; 305,218 shares will vest in 2019; and 745 shares will vest in 2020. As of June 30, 2017, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $36.3 million based on the June 30, 2017 closing price of our class A common stock of $31.60. This cost is expected to be recognized over a weighted average period of 1.1 years from June 30, 2017.

15. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$743	$—	$743	$—	$4,086	$—	$4,086
Liabilities
Derivatives	$—	$6,928	$—	$6,928	$—	$210	$—	$210

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Six Months Ended June 30,
	2017	2016(1)
January 1,	$—	$12,561
Proceeds from investment realizations	—	(2,406)
Transfers out of level 3(2)	—	(20,745)
Adjustments to fair value included in earnings
Gain on investments at fair value	—	10,590

June 30,	$—	$—

(1)	All assets measured at fair value on a recurring basis using Level 3 inputs were included as a component of other assets in the consolidated Balance Sheets.
(2)

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

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2017			December 31, 2016
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$33,521	$33,521	$33,521	$75,567	$75,567	$75,567
Restricted cash	34,278	34,278	34,278	—	—	—
Loans receivable, net	9,587,457	9,630,306	9,635,553	8,692,978	8,727,218	8,733,784
Financial liabilities
Secured debt agreements, net	5,806,037	5,823,766	5,823,766	5,716,354	5,731,626	5,731,626
Loan participations sold, net	367,671	369,042	369,042	348,077	349,633	349,633
Securitized debt obligations, net	474,123	474,620	476,572	—	—	—
Convertible notes, net	448,047	460,000	493,516	166,762	172,500	191,763

Estimates of fair value for cash and cash equivalents, restricted cash, and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for securitized debt obligations are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

16. VARIABLE INTEREST ENTITIES

In the second quarter of 2017, we financed one of our loans through the Securitization, which is a VIE. We are the primary beneficiary and consolidate the Securitization on our balance sheet as we (i) control the subordinate tranche of the Securitization, which we believe gives us the power to direct the activities that most significantly affect the Securitization, and (ii) have the right to receive benefits and obligation to absorb losses of the Securitization through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated Securitization VIE ($ in thousands):

	June 30, 2017	December 31, 2016
Assets:
Loans receivable, net	$500,000	$—
Other assets	204	—

Total assets	$500,204	$—

Liabilities:
Securitized debt obligations, net	$474,123	$—
Other liabilities	37	—

Total liabilities	$474,160	$—

Assets held by the Securitization are restricted and can be used only to settle obligations of the Securitization, including the subordinate interests owned by us. The liabilities of the Securitization are non-recourse to us and can only be satisfied from the assets of the Securitization. The consolidation of the Securitization results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide financial support to the Securitization.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

17. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2017, and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of June 30, 2017 and December 31, 2016, our consolidated balance sheet included $14.4 million and $12.8 million of accrued management and incentive fees payable to our Manager, respectively. During the three and six months ended June 30, 2017, we paid management and incentive fees of $12.9 million and $25.7 million, respectively, to our Manager, compared to $13.6 million and $28.0 million during the same periods of 2016. In addition, during the three and six months ended June 30, 2017, we reimbursed our Manager for expenses incurred on our behalf of $174,000 and $266,000, respectively, compared to $59,000 and $380,000 during the same periods of 2016. During the three and six months ended June 30, 2016, CT Legacy Partners made aggregate preferred distributions of $121,000 and $345,000, respectively, to an affiliate of our Manager.

As of June 30, 2017, our Manager held 663,846 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $19.3 million. The shares vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2017, we recorded non-cash expense related to shares held by our Manager of $2.9 million and $5.8 million, respectively, compared to $2.5 million and $4.6 million during the same periods of 2016. We did not issue any shares of restricted class A common stock to our Manager during the six months ended June 30, 2017 or 2016, respectively. Refer to Note 14 for further details.

During the six months ended June 30, 2017, we originated three loans whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of this transaction. We did not have any similar transactions during the six months ended June 30, 2016.

During the three and six months ended June 30, 2017, we incurred $79,000 and $167,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager, compared to $80,000 and $170,000 during the same periods of 2016.

On June 30, 2017, in a fully subscribed offering totaling $474.6 million, certain Blackstone-advised investment vehicles purchased, in the aggregate, $72.9 million of securitized debt obligations issued by the Securitization. These investments by the Blackstone-advised investment vehicles represented no more than a 49% participation in any individual tranche and were purchased by the Blackstone-advised investment vehicles from third-party investment banks on market terms negotiated by the majority third-party investors.

18. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of June 30, 2017, we had unfunded commitments of $1.4 billion related to 62 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of June 30, 2017, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $125,000 each. The other three board members, including our chairman and our chief executive officer, serve as directors without compensation for such service. As of June 30, 2017, the annual compensation for our directors was paid 40% in cash and 60% in the form of deferred stock units. In addition, the member of our board of directors that serves as the chairperson of the audit committee of our board of directors receives additional annual cash compensation of $12,000. Compensation to the board of directors is payable in four equal quarterly installments.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended June 30, 2017 we recorded earnings per share of $0.53, declared a dividend of $0.62 per share, and reported $0.60 per share of Core Earnings. In addition, our book value per share as of June 30, 2017 was $26.38. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2017	March 31, 2017
Net income (1)	$50,613	$51,405
Weighted-average shares outstanding, basic and diluted	95,005,873	94,993,386

Net income per share, basic and diluted	$0.53	$0.54

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2017	March 31, 2017
Net income(1)	$50,613	$51,405
Non-cash compensation expense	5,959	5,907
GE purchase discount accretion adjustment(2)	(198)	(216)
Other items	1,001	1,024

Core Earnings	$57,375	$58,120

Weighted-average shares outstanding, basic and diluted	95,005,873	94,993,386

Core Earnings per share, basic and diluted	$0.60	$0.61

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2017	March 31, 2017
Stockholders’ equity	$2,506,473	$2,495,982
Shares
Class A common stock	94,827,579	94,818,348
Deferred stock units	181,931	175,442

Total outstanding	95,009,510	94,993,790

Book value per share	$26.38	$26.28

II. Loan Portfolio

During the quarter ended June 30, 2017, we originated $1.5 billion of loans. Loan fundings during the quarter totaled $1.3 billion and repayments totaled $442.0 million. We generated interest income of $126.8 million and incurred interest expense of $54.4 million during the quarter, which resulted in $72.5 million of net interest income during the three months ended June 30, 2017.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Loan originations(1)	$1,475,196	$2,472,906
Loan fundings(2)	$1,252,608	$1,977,838
Loan repayments(3)	(441,993)	(1,222,806)

Total net fundings	$810,615	$755,032

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three and six months ended June 30, 2017 include $15.3 million and $38.2 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)	Loan repayments during the three and six months ended June 30, 2017 include $20.0 million and $105.1 million, respectively, of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of June 30, 2017 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	102	102	89	13
Principal balance	$9,630,306	$10,613,660	$9,755,917	$857,743
Net book value	$9,587,457	$10,567,882	$9,710,617	$857,265
Unfunded loan commitments(2)	$1,389,982	$1,448,115	$1,448,115	$—
Weighted-average cash coupon(3)	5.27%	5.10%	L+3.99%	4.78%
Weighted-average all-in yield(3)	5.65%	5.54%	L+4.39%	5.67%
Weighted-average maximum maturity (years)(4)	3.4	3.5	3.4	4.2
Loan to value (LTV)(5)	61.5%	60.9%	60.1%	69.6%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $983.4 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of June 30, 2017, our floating rate loans were indexed to various benchmark rates, with 86% of floating rate loans by loan exposure indexed to USD LIBOR based on total loan exposure. In addition, $228.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.18%, as of June 30, 2017. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, purchase discounts, and accrual of both extension and exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2017, based on total loan exposure, 56% of our loans were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of June 30, 2017:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	5	$285,006	$285,064
2	44	3,692,459	3,701,921
3	52	5,589,247	6,605,992
4	1	20,745	20,683
5	—	—	—

	102	$9,587,457	$10,613,660

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $983.4 million of such non-consolidated senior interests as of June 30, 2017.

The weighted-average risk rating of our total loan exposure was 2.6 and 2.5 as of June 30, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	June 30, 2017	December 31, 2016
Credit facilities	$4,014,582	$3,572,837
GE portfolio acquisition facility	1,188,076	1,479,582
Asset-specific financings	530,358	679,207
Revolving credit agreement	90,750	—
Loan participations sold	369,042	349,633
Non-consolidated senior interests	983,354	1,029,516
Securitized debt obligations	474,620	—

Total portfolio financing	$7,650,782	$7,110,775

Credit Facilities

The following table details our credit facilities ($ in thousands):

	June 30, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,993,129	$1,548,713	$1,232,179	$316,534
MetLife	1,000,000	1,013,172	795,207	795,207	—
Bank of America	750,000	816,218	641,066	641,066	—
Société Générale(4)	457,040	456,849	354,959	348,486	6,473
Deutsche Bank	500,000	377,634	284,174	284,174	—
Citibank(5)	785,650	394,783	307,201	258,450	48,751
Morgan Stanley(6)	651,250	411,350	321,848	254,345	67,503
JP Morgan(7)	500,000	324,873	248,788	200,675	48,113

	$6,643,940	$5,788,008	$4,501,956	$4,014,582	$487,374

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of June 30, 2017, the Société Générale maximum facility size was composed of a €400.0 million facility size that was translated to $457.0 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(5)

As of June 30, 2017, the Citibank maximum facility size was composed of a general $500.0 million facility size denominated in U.S. Dollars plus a general €250.0 million ($285.7 million) facility size that contemplated British Pound Sterling and Euro borrowings.

(6)

As of June 30, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size that was translated to $651.3 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(7)	As of June 30, 2017, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.

The weighted-average outstanding balance of our credit facilities was $3.8 billion for the six months ended June 30, 2017. As of June 30, 2017, we had aggregate borrowings of $4.0 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.11% per annum, and a weighted-average advance rate of 78.8%. As of June 30, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of June 30, 2017, this facility provided for $1.3 billion of financing, of which $1.2 billion was outstanding and an additional $142.6 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of June 30, 2017, those borrowings were denominated in U.S. Dollars, Canadian Dollars, and British Pounds Sterling. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings under the GE portfolio acquisition facility of $1.2 billion and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.80% per annum as of June 30, 2017.

Asset-Specific Financings

The following table details our asset-specific financings ($ in thousands):

	June 30, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Asset-Specific Financings	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term(3)
Collateral assets	5	$675,639	$672,295	L+4.71%	n/a	Nov. 2020
Financing provided(4)	5	$530,358	$529,350	L+2.48%	$167,124	Nov. 2020

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

(4)	Borrowings of $394.8 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

Refer to Note 6 to our consolidated financial statements for additional terms and details of our secured debt agreements, including certain financial covenants.

Revolving Credit Agreement

During the second quarter of 2017, we increased our secured revolving credit agreement with Barclays by $125.0 million to $250.0 million of credit capacity. This full recourse facility is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the six months ended June 30, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $1.0 million and we recorded interest expense of $589,000, including $332,000 of amortization of deferred fees and expenses. As of June 30, 2017, we had $90.8 million of borrowings outstanding under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	June 30, 2017
		Principal	Book
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$442,850	$439,880	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	369,042	367,671	L+2.72%	$31,260	Dec. 2019

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	Other than one instance where we entered into a related guarantee agreement for £24.0 million ($31.3 million as of June 30, 2017), our loan participations sold are non-recourse to us.
(3)

During the three and six months ended June 30, 2017, we recorded $2.7 million and $5.3 million, respectively, of interest expense related to our loan participations sold, of which $2.6 million and $5.0 million was paid in cash.

(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $1.4 million as of June 30, 2017.

Refer to Note 7 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of June 30, 2017 ($ in thousands):

	June 30, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	3	$1,198,619	n/a	5.98%	n/a	May 2021
Senior participation	3	983,354	n/a	4.38%	n/a	May 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	June 30, 2017
		Principal	Book
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost(1)	Term(2)
Total loan	1	$642,806	$639,280	L+3.60%	June 2023
Securitized debt obligations(3)	1	474,620	474,123	L+1.95%	June 2033

(1)	In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)

Loan term represents final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitization.

(3)	During the three and six months ended June 30, 2017, we recorded $37,000 of interest expense related to our securitized debt obligations.

Refer to Notes 8 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2017, 92% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2017, the remaining 8% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of June 30, 2017 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$8,385,876	£739,807	€47,784	C$	456,131
Floating rate debt(1)(2)(3)	(6,127,892)	(571,016)	—		(391,899)

Net floating rate exposure(4)	$2,257,984	£168,791	€47,784	C$	64,232

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.3 million ($83.5 million as of June 30, 2017) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$52.6 million to limit our exposure to increases in interest rates.

Convertible Notes

As of June 30, 2017, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
November 2013	$172,500	5.25%	5.87%	December 1, 2018
May 2017	287,500	4.38%	4.93%	May 5, 2022

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		2017 vs	Six Months Ended		2017 vs
	June 30,		2016	June 30,		2016
	2017	2016		$2017	2016	$
Income from loans and other investments
Interest and related income	$126,825	$130,471	$(3,646)	$245,341	$253,496	$(8,155)
Less: Interest and related expenses	54,352	49,065	5,287	101,026	94,446	6,580

Income from loans and other investments, net	72,473	81,406	(8,933)	144,315	159,050	(14,735)
Other expenses
Management and incentive fees	14,393	15,847	(1,454)	27,314	29,460	(2,146)
General and administrative expenses	7,373	6,781	592	14,800	13,576	1,224

Total other expenses	21,766	22,628	(862)	42,114	43,036	(922)
Gain on investments at fair value	—	10,524	(10,524)	—	10,589	(10,589)
(Loss) income from equity investment in unconsolidated subsidiary	—	(6)	6	—	133	(133)

Income before income taxes	50,707	69,296	(18,589)	102,201	126,736	(24,535)
Income tax provision (benefit)	94	(154)	248	183	87	96

Net income	50,613	69,450	(18,837)	102,018	126,649	(24,631)

Net income attributable to non-controlling interests	—	(6,369)	6,369	—	(6,521)	6,521

Net income attributable to Blackstone Mortgage Trust, Inc.	$50,613	$63,081	$(12,468)	$102,018	$120,128	$(18,110)

Net income per share - basic and diluted	$0.53	$0.67	$(0.14)	$1.07	$1.28	$(0.21)
Dividends declared per share	$0.62	$0.62	$—	$1.24	$1.24	$—

Income from loans and other investments, net

Income from loans and other investments, net decreased $8.9 million during the three months ended June 30, 2017, as compared to the corresponding period in 2016. The decrease was primarily due to the decrease in the weighted-average principal balance of our loan portfolio, which decreased by $504.0 million for the three months ended June 30, 2017, as compared to the corresponding period in 2016, respectively.

Income from loans and other investments, net decreased $14.7 million during the six months ended June 30, 2017, as compared to the corresponding period in 2016. The decrease was primarily due to the decrease in the weighted-average principal balance of our loan portfolio, which decreased by $607.8 million for the six months ended June 30, 2017, as compared to the corresponding period in 2016, respectively.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $862,000 during the three months ended June 30, 2017 compared to the corresponding period in 2016 due to (i) a decrease of $1.5 million of incentive fees payable to our Manager, and (ii) a decrease of $627,000 of compensation expenses associated with our CT Legacy Portfolio incentive plans. These were partially offset by (i) $1.1 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (ii) an increase of $96,000 of general operating expenses.

Other expenses decreased by $922,000 during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 due to (i) a decrease of $2.3 million of incentive fees payable to our Manager, (ii) a decrease of $904,000 of compensation expenses associated with our CT Legacy Portfolio incentive plans, and (iii) a decrease of $214,000 of general operating expenses. These were partially offset by (i) $2.3 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (ii) an increase of $176,000 of management fees payable to our Manager.

Gain on investments at fair value

During the three and six months ended June 30, 2016, we recognized $10.5 million and $10.6 million, respectively, of net gains on investments held by CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Income from equity investment in unconsolidated subsidiary

During the three and six months ended June 30, 2016, we recognized a $6,000 loss and a $138,000 gain, respectively, related to our promote interest from CTOPI. The investment in CTOPI was fully realized as of December 31, 2016.

Net income attributable to non-controlling interests

During the three and six months ended June 30, 2016, we recognized $6.4 million and $6.5 million, respectively, of net income attributable to non-controlling interests. The non-controlling interests represent the portion of CT Legacy Partners net income that is not owned by us. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Dividends per share

During the three months ended June 30, 2017, we declared a dividend of $0.62 per share, or $58.8 million, which was paid on July 14, 2017 to common stockholders of record as of June 30, 2017. During the three months ended June 30, 2016, we declared a dividend of $0.62 per share, or $58.2 million.

During the six months ended June 30, 2017, we declared aggregate dividends of $1.24 per share, or $117.6 million. During the six months ended June 30, 2016, we declared aggregate dividends of $1.24 per share, or $116.5 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of June 30, 2017, we had 94,827,579 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $5.8 billion of outstanding borrowings under secured debt agreements, and $460.0 million of Convertible Notes outstanding.

As of June 30, 2017, our secured debt agreements consisted of credit facilities with an outstanding balance of $4.0 billion, the GE portfolio acquisition facility with an outstanding balance of $1.2 billion, and $530.4 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of June 30, 2017 we had $369.0 million of loan participations sold and $983.4 million of non-consolidated senior interests outstanding. In addition, as of June 30, 2017, our consolidated balance sheets included $474.6 million of securitized debt obligations related to the Securitization.

See Notes 6, 7, 8, and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2017	December 31, 2016
Debt-to-equity ratio(1)	2.5x	2.3x
Total leverage ratio(2)	3.2x	2.9x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total stockholders’ equity, in each case at period end.
(2)

Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, non-consolidated senior interests, and securitized debt obligations, less cash, to (ii) total stockholders’ equity, in each case at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our credit facilities and revolving credit agreement, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$33,521	$75,567
Available borrowings under secured debt agreements	491,812	541,743
Loan principal payments held by servicer, net(1)	5,082	670

	$530,415	$617,980

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,997,784 shares of class A common stock were available for issuance as of June 30, 2017, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of June 30, 2017. Refer to Note 11 to our consolidated financial statements for additional details.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2017 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$1,389,982	$252,106	$871,840	$266,036	$—
Principal payments under secured debt agreements(2)	5,823,766	2,511,085	3,189,566	123,115	—
Principal payments on convertible notes	460,000	—	172,500	287,500	—
Interest payments(2)(3)	354,374	181,172	147,725	25,477	—

Total(4)	$8,028,122	$2,944,363	$4,381,631	$702,128	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)	The allocation of our secured debt agreements for both principal and interest payments is based on the current maturity date of each individual borrowing under the respective agreement.
(3)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of June 30, 2017 will remain constant into the future. This is only an estimate as actual amounts borrowed and rates will vary over time.

(4)

Total does not include $369.0 million of loan participations sold, $983.4 million of non-consolidated senior interests, and $474.6 million of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

We are also required to settle our foreign currency forward contracts and interest rate swaps with our derivative counterparties upon maturity which, depending on foreign exchange and interest rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 10 to our consolidated financial statement for details regarding our derivative contracts.

We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 12 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.

As a REIT, we generally must distribute substantially all of our net taxable income to shareholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Core Earnings as described above.

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2017	2016
Cash flows provided by operating activities	$110,813	$123,295
Cash flows used in investing activities	(346,027)	(56,488)
Cash flows provided by financing activities	224,167	8,106

Net (decrease) increase in cash, cash equivalents, and restricted cash	$(11,047)	$74,913

We experienced a net decrease in cash of $11.0 million for the six months ended June 30, 2017, compared to a net increase of $74.9 million for the six months ended June 30, 2016. During the six months ended June 30, 2017, we (i) received $1.1 billion of proceeds from loan principal collections, (ii) received $280.5 million of net proceeds from the issuance of a convertible note offering, and (iii) borrowed a net $70.9 million under our secured debt agreements. We used the proceeds from our debt and equity financing activities to fund $1.5 billion of new loans during the six months ended June 30, 2017.

Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 6 and 7 to our consolidated financial statements for additional discussion of our secured debt agreements and participations sold.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional discussion of our income taxes.

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

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2017 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
1	Senior loan	5/11/2017	$752.6	$ 642.8	$639.3	L + 3.40%	L + 3.60%	6/10/2023	Virginia	Office	316 / sqft	62%	3
2	Senior loan(3)	5/15/2015	590.0	520.4	88.0	L + 4.25%	L + 4.75%	5/15/2020	Miami	Retail	643 / sqft	36%	3
3	Senior loan(3)	8/6/2015	480.9	480.9	87.1	4.49%	5.81%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
4	Senior loan	5/22/2014	442.9	442.9	439.9	L + 4.20%	L + 4.48%	12/31/2019	Diversified - UK	Hotel	120,340 / key	59%	3
5	Senior loan	5/1/2015	320.3	294.5	293.6	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	375 / sqft	68%	3
6	Senior loan	1/7/2015	315.0	287.4	286.5	L + 3.50%	L + 3.70%	1/9/2021	New York	Office	246 / sqft	53%	2
7	Senior loan	6/4/2015	265.6	265.6	268.6	L + 4.34%	L + 4.21%	8/26/2020	Diversified - CAN	Hotel	41,008 / key	54%	2
8	Senior loan	3/31/2017	258.4	241.5	239.1	L + 4.15%	L + 4.54%	4/9/2022	Maui	Hotel	318,182 / key	75%	3
9	Senior loan	6/23/2015	223.2	214.8	214.3	L + 3.65%	L + 3.96%	5/8/2022	Washington DC	Office	241 / sqft	72%	2
10	Senior loan	7/31/2014	215.0	203.5	203.5	L + 3.40%	L + 3.44%	8/9/2019	Chicago	Office	268 / sqft	64%	2
11	Senior loan(3)	6/30/2015	197.7	197.2	39.1	L + 4.75%	L + 5.19%	7/9/2020	San Francisco	Condo	927 / sqft	66%	3
12	Senior loan	8/3/2016	275.9	188.7	186.7	L + 4.66%	L + 5.20%	8/9/2021	New York	Office	260 / sqft	57%	3
13	Senior loan	8/19/2016	200.0	187.5	187.0	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	572 / sqft	69%	3
14	Senior loan	4/15/2016	200.0	185.2	184.3	L + 4.25%	L + 4.86%	5/9/2021	New York	Office	174 / sqft	40%	3
15	Senior loan	2/25/2014	181.0	181.0	180.6	L + 4.75%	L + 5.07%	3/9/2019	Diversified - US	Hotel	95,113 / key	58%	2
16	Senior loan	12/22/2016	204.0	170.9	170.2	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	241 / sqft	66%	3
17	Senior loan	8/17/2016	187.0	169.0	167.6	L + 3.75%	L + 4.13%	9/9/2021	San Francisco	Office	493 / sqft	65%	3
18	Senior loan	5/16/2017	189.2	163.5	161.7	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	123 / sqft	59%	3
19	Senior loan	6/3/2016	160.0	160.0	160.0	L + 4.42%	L + 4.42%	6/9/2021	Los Angeles	Office	86 / sqft	41%	3
20	Senior loan	3/8/2016	181.2	158.5	157.2	L + 3.55%	L + 3.85%	3/9/2021	Orange County	Office	198 / sqft	52%	3
21	Senior loan	2/17/2017	150.0	140.0	138.7	L + 4.65%	L + 5.04%	3/9/2022	Honolulu	Hotel	224,719 / key	65%	3
22	Senior loan	10/30/2013	140.0	140.0	139.7	L + 4.38%	L + 4.54%	9/9/2020	San Francisco	Hotel	215,716 / key	66%	2
23	Senior loan	10/5/2016	145.5	136.7	135.7	L + 4.35%	L + 4.84%	10/9/2021	Diversified - US	Hotel	51,539 / key	61%	2
24	Senior loan	12/9/2014	159.6	136.3	136.3	L + 3.80%	L + 3.80%	12/9/2019	Diversified - US	Office	81 / sqft	65%	2
25	Senior loan	1/30/2014	133.4	133.4	132.8	L + 4.30%	L + 5.32%	12/1/2017	New York	Hotel	212,341 / key	38%	2
26	Senior loan	3/4/2014	138.1	124.3	124.9	L + 4.00%	L + 5.99%	3/4/2018	London - UK	Office	707 / sqft	42%	2
27	Senior loan	10/26/2016	123.5	123.5	122.5	L + 4.20%	L + 4.56%	11/9/2021	Oakland	Office	126 / sqft	72%	2
28	Senior loan	6/29/2017	141.1	121.0	119.6	L + 3.35%	L + 3.77%	7/9/2022	Torrance	Multi	239,139 / unit	68%	3
29	Senior loan	2/12/2016	225.0	111.6	109.4	L + 5.75%	L + 7.06%	2/11/2021	Seattle	Office	148 / sqft	48%	3
30	Senior loan	2/20/2014	110.0	110.0	109.6	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	161 / sqft	74%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
31	Senior loan	10/17/2016	108.1	108.1	107.3	L + 3.95%		L + 4.31%		10/21/2021	Diversified - UK	Other	154 / sqft	73%	3
32	Senior loan	6/23/2015	104.5	104.5	106.7	L + 3.30%		L + 3.90%		7/31/2017	Diversified - US	Other	258,040 / unit	57%	3
33	Senior loan	2/18/2016	104.2	104.2	103.8	L + 3.75%		L + 4.41%		4/20/2019	London - UK	Office	888 / sqft	44%	3
34	Senior loan	6/24/2015	107.3	103.7	103.3	L + 4.25%		L + 4.62%		7/9/2020	Honolulu	Hotel	173,921 / key	67%	2
35	Senior loan	7/28/2016	116.5	102.8	102.0	L + 3.60%		L + 4.02%		8/9/2021	Atlanta	Office	163 / sqft	70%	3
36	Senior loan	3/12/2015	101.2	101.1	100.9	L + 3.25%		L + 3.61%		3/11/2020	Orange County	Office	268 / sqft	66%	1
37	Senior loan	4/27/2016	100.8	100.8	100.5	L + 4.35%		L + 5.02%		5/9/2021	Chicago	Office	134 / sqft	74%	2
38	Senior loan	1/22/2016	128.5	97.8	97.1	L + 4.25%		L + 4.76%		2/9/2021	Los Angeles	Retail	255 / sqft	64%	3
39	Senior loan	3/10/2016	98.5	89.0	88.4	L + 4.10%		L + 4.52%		4/9/2021	Chicago	Multi	597,635 / unit	63%	3
40	Senior loan	5/16/2014	100.0	89.0	88.4	L + 3.85%		L + 4.21%		4/9/2022	Miami	Office	204 / sqft	67%	3
41	Senior loan	6/23/2015	87.3	87.3	87.3	L + 3.41%		L + 3.84%		7/31/2019	Virginia	Office	140 / sqft	75%	3
42	Senior loan	2/18/2015	89.9	85.6	85.6	L + 3.75%		L + 3.75%		3/9/2020	Diversified - CA	Office	177 / sqft	71%	2
43	Senior loan	5/22/2014	98.7	84.3	84.0	L + 3.75%		L + 4.07%		6/15/2021	Orange County	Office	148 / sqft	67%	2
44	Senior loan	7/11/2014	82.2	82.2	82.1	L + 3.65%		L + 4.03%		8/9/2019	Chicago	Office	160 / sqft	64%	2
45	Senior loan	10/28/2014	85.0	82.1	82.0	L + 3.75%		L + 4.12%		11/9/2019	New York	Retail	1,534 / sqft	78%	2
46	Senior loan	6/23/2015	81.2	81.2	81.5	L + 3.65%		L + 3.82%		11/30/2018	Diversified - US	Hotel	68,678 / key	83%	2
47	Senior loan	1/31/2017	134.8	81.1	79.8	L + 5.00%		L + 5.48%		2/9/2022	Boston	Other	439 / sqft	60%	3
48	Senior loan	7/23/2014	90.0	80.0	79.7	L + 3.85%		L + 4.07%		7/9/2020	Atlanta	Office	160 / sqft	43%	2
49	Senior loan	5/1/2015	83.5	78.8	78.6	L + 3.95%		L + 4.20%		5/9/2020	Maryland	Hotel	202,088 / key	67%	2
50	Senior loan	2/12/2016	100.0	78.5	78.2	L + 4.15%		L + 4.68%		3/9/2021	Long Island	Office	117 / sqft	65%	3
51	Senior loan	6/23/2015	75.8	75.6	75.7	5.18%	(6)	5.47%	(6)	8/31/2020	Diversified - FL	MHC	20,623 / unit	69%	1
52	Senior loan	11/17/2014	71.4	71.4	71.2	L + 5.50%		L + 6.00%		12/9/2019	Diversified - CAN	Office	60 / sqft	53%	2
53	Senior loan	6/4/2015	74.7	71.3	72.1	5.12%	(6)	5.27%	(6)	3/28/2019	Diversified - CAN	Retail	41 / sqft	74%	3
54	Senior loan	3/31/2017	91.2	67.4	66.6	L + 4.30%		L + 4.83%		4/9/2022	New York	Office	331 / sqft	64%	3
55	Senior loan	2/27/2015	102.2	66.3	65.5	L + 3.55%		L + 3.92%		4/28/2022	Chicago	Office	137 / sqft	65%	2
56	Senior loan	11/30/2016	79.0	63.9	63.3	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	1,263 / sqft	54%	3
57	Senior loan	10/6/2014	67.0	63.5	63.4	L + 4.35%		L + 4.78%		10/9/2019	Long Island	Hotel	103,182 / key	56%	2
58	Senior loan	6/29/2016	75.4	63.2	62.7	L + 3.65%		L + 4.08%		7/9/2021	Fort Lauderdale	Office	244 / sqft	64%	3
59	Senior loan	3/11/2014	65.0	62.1	62.0	L + 4.50%		L + 4.77%		4/9/2019	New York	Multi	698,177 / unit	65%	3
60	Senior loan	1/13/2014	60.0	60.0	59.3	L + 3.45%		L + 4.89%		6/9/2020	New York	Office	284 / sqft	53%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
61	Senior loan	5/9/2017	73.7	59.0	58.3	L + 3.85%		L + 4.30%		5/9/2022	New York	Multi	355,422 / unit	67%	3
62	Senior loan	5/11/2017	135.9	58.0	56.6	L + 3.40%		L + 3.91%		6/10/2023	Virginia	Office	132 / sqft	38%	2
63	Senior loan	6/29/2017	64.2	57.5	56.9	L + 3.40%		L + 3.71%		7/9/2023	New York	Multi	167,638 / unit	69%	3
64	Senior loan	6/4/2015	55.4	55.4	55.4	L + 3.25%		L + 3.32%		10/6/2017	Norwich - UK	Retail	152 / sqft	55%	1
65	Senior loan	1/26/2017	288.0	54.2	50.8	L + 5.50%		L + 6.28%		2/9/2022	Boston	Office	145 / sqft	42%	2
66	Senior loan	5/20/2015	52.6	52.6	52.9	L + 3.50%		L + 3.75%		12/31/2018	Chicago	Office	134 / sqft	67%	3
67	Senior loan	11/28/2013	61.2	51.7	51.6	L + 4.38%		L + 5.43%		1/20/2019	London - UK	Office	633 / sqft	58%	3
68	Senior loan	9/1/2016	51.6	51.6	51.3	L + 4.35%		L + 4.98%		9/1/2021	Atlanta	Multi	247,905 / unit	72%	3
69	Senior loan	9/26/2014	51.0	51.0	51.0	L + 4.00%		L + 4.00%		10/9/2019	Dallas	Office	115 / sqft	70%	2
70	Senior loan	9/9/2014	56.0	50.4	50.4	L + 4.00%		L + 4.31%		9/9/2019	Ft. Lauderdale	Office	147 / sqft	71%	2
71	Senior loan	11/23/2016	55.4	50.0	49.5	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	208,333 / unit	65%	3
72	Senior loan	5/20/2015	58.0	49.1	49.0	5.25%	(6)	5.52%	(6)	6/30/2019	Charlotte	Office	97 / sqft	71%	3
73	Senior loan	12/27/2016	57.2	49.0	48.5	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	1,236,667 / unit	64%	3
74	Senior loan	9/22/2016	46.0	45.5	45.3	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
75	Senior loan	11/19/2015	50.0	45.2	45.1	L + 4.00%		L + 4.32%		10/9/2018	New York	Office	1,159 / sqft	57%	3
76	Senior loan	2/9/2017	45.3	43.2	42.7	L + 4.50%		L + 4.98%		2/9/2022	London	Office	668 / sqft	69%	3
77	Senior loan	3/26/2014	42.9	42.9	42.8	L + 4.30%		L + 4.56%		4/9/2019	East Bay	Office	124 / sqft	71%	2
78	Senior loan	6/11/2015	39.8	39.8	40.0	5.17%	(6)	5.40%	(6)	9/30/2020	Diversified - US	MHC	22,719 / unit	79%	2
79	Senior loan	6/26/2015	42.1	38.2	38.2	L + 3.75%		L + 3.76%		7/9/2020	San Diego	Office	174 / sqft	73%	2
80	Senior loan	8/25/2015	43.8	37.4	37.3	L + 4.50%		L + 5.13%		9/9/2018	Los Angeles	Office	166 / sqft	46%	3
81	Senior loan	5/20/2015	38.0	36.5	36.5	4.67%	(6)	5.22%	(6)	1/31/2019	Los Angeles	Office	170 / sqft	59%	2
82	Senior loan	6/12/2014	34.9	34.9	34.8	L + 4.00%		L + 4.36%		6/30/2018	Los Angeles	Office	40 / sqft	44%	3
83	Senior loan	6/11/2015	34.1	34.1	34.3	5.34%		5.58%		5/31/2020	Diversified - US	MHC	20,883 / unit	65%	2
84	Senior loan	10/22/2015	33.9	33.9	33.8	L + 4.50%		L + 5.03%		10/22/2018	London - UK	Office	2,541 / sqft	64%	3
85	Senior loan	5/20/2015	36.5	32.0	32.0	L + 3.60%		L + 3.78%		7/11/2019	Los Angeles	Office	388 / sqft	46%	1
86	Senior loan	4/17/2015	30.9	30.9	30.7	L + 4.50%		L + 4.95%		4/20/2020	Hague - NL	Hotel	100,818 / key	71%	3
87	Senior loan	5/28/2015	27.1	27.1	27.2	L + 4.35%		L + 5.20%		12/31/2017	San Jose	Office	72 / sqft	48%	3
88	Senior loan	2/28/2014	26.0	26.0	26.0	L + 4.00%		L + 4.26%		3/9/2019	Phoenix	Other	123,223 / unit	69%	2
89	Senior loan	6/11/2015	26.0	26.0	25.9	5.25%	(6)	5.73%	(6)	11/30/2020	West Palm Beach	MHC	53,608 / unit	75%	2
90	Senior loan	6/11/2015	24.5	24.5	24.4	5.37%	(6)	5.87%	(6)	11/30/2020	Ft. Lauderdale	MHC	49,696 / unit	70%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT /Unit /Key	LTV(2)	Risk Rating
91	Senior loan	6/18/2014	23.7	23.7	23.6	L + 4.00%		L + 4.43%		7/20/2019	Diversified - NL	Office	62 / sqft	69%	2
92	Senior loan	5/28/2015	48.8	21.8	21.7	L + 4.00%		L + 4.59%		6/30/2018	Los Angeles	Office	25 / sqft	53%	3
93	Senior loan	5/20/2015	21.0	21.0	21.0	L + 4.25%		L + 4.72%		9/30/2018	Phoenix	Multi	68,303 / unit	73%	1
94	Senior loan	5/28/2015	20.7	20.7	20.7	L + 3.95%		L + 4.80%		3/31/2019	Pittsburgh	Hotel	92,749 / key	71%	4
95	Senior loan	6/4/2015	20.6	20.6	20.4	4.50%		4.99%		12/23/2021	Montreal - CAN	Office	56 / sqft	45%	2
96	Senior loan	6/11/2015	18.0	18.0	17.9	5.02%	(6)	5.59%	(6)	11/30/2020	Ft. Lauderdale	MHC	26,275 / unit	51%	2
97	Senior loan	6/4/2015	17.6	17.6	17.6	4.63%		5.01%		3/1/2019	Ontario - CAN	Other	51,807 / unit	59%	2
98	Senior loan	6/4/2015	16.6	16.6	16.6	5.20%		5.55%		9/4/2020	Diversified - CAN	Other	3,614 / unit	61%	2
99	Senior loan	6/11/2015	15.0	15.0	14.9	5.34%	(6)	5.86%	(6)	9/30/2020	Tampa	MHC	39,382 / unit	64%	2
100	Senior loan	6/4/2015	15.0	13.8	14.3	L + 4.50%		L + 4.75%		12/1/2017	Toronto - CAN	Office	83 / sqft	58%	3
101	Senior loan	5/28/2015	12.8	12.8	12.8	L + 4.75%		L + 5.54%		8/31/2017	Diversified - US	Office	48 / sqft	86%	2
102	Senior loan	5/8/2017	80.0	5.1	4.3	L + 3.75%		L + 4.94%		5/8/2022	Washington DC	Office	24 / sqft	73%	3

			$12,061.8	$10,613.7	$9,587.5	5.10%		5.54%		3.5 yrs				61%	2.6

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of June 30, 2017, three loans in our portfolio have been financed with an aggregate $983.4 million of non-consolidated senior interest, which are included in the table above.

(4)

As of June 30, 2017, our floating rate loans were indexed to various benchmark rates, with 86% of floating rate loans by loan exposure indexed to USD LIBOR. In addition, $228.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.18%, as of June 30, 2017. In addition to cash coupon, all-in yield includes the amortization of deferred origination fees, loan origination costs, and accrual of both extension and exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2017, 92% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2017, the remaining 8% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve-month period following June 30, 2017, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)(2)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD	$8,385,876	Interest income	$20,703	$(20,598)	$41,407	$(39,505)
	(6,127,892)	Interest expense	(15,320)	15,248	(30,639)	29,381

	$2,257,984	Total	$5,383	$(5,350)	$10,768	$(10,124)

GBP	$963,599	Interest income	$2,169	$(2,098)	$4,578	$(3,720)
	(743,748)	Interest expense	(1,859)	1,859	(3,719)	3,719

	$219,850	Total	$310	$(239)	$859	$(1)

EUR	$54,598	Interest income	$—	$—	$92	$—
	—	Interest expense	—	—	—	—

	$54,598	Total	$—	$—	$92	$—

CAD(3)	$351,844	Interest income	$880	$(880)	$1,759	$(1,703)
	(302,298)	Interest expense	(756)	756	(1,511)	1,511

	$49,546	Total	$124	$(124)	$248	$(192)

		Total	$5,817	$(5,713)	$11,967	$(10,317)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.3 million ($83.5 million as of June 30, 2017) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of June 30, 2017, 8% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	June 30, 2017
Foreign currency assets(1)	£1,111,880	€79,530	C$	663,343
Foreign currency liabilities(1)	(873,585)	—		(528,873)
Foreign currency contracts - notional	(145,500)	—		(122,900)

Net exposure to exchange rate fluctuations	£92,795	€79,530	C$	11,571

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $31.0 million and $9.1 million, respectively, as of June 30, 2017. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2017, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment No. 2 to Amended and Restated Master Purchase Agreement, dated as of May 17, 2017, by and among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association.

10.2

Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 28, 2017, among Parlex 6 UK Finco, LLC, Parlex 6 EUR Finco, LLC, Parlex 6 Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A.

10.3

Amendment No. 1 to Fourth Amended and Restated Master Repurchase and Securities Contract and Fourth Amended and Restated Fee and Pricing Letter, dated as of May 8, 2017 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association.

10.4	Amendment No. 3 to Master Repurchase Agreement, dated as of April 21, 2017, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

July 25, 2017	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

July 25, 2017	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)