Form 10-Q
period 2017-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2017-10-24
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of October 17, 2017 was 94,828,437.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
Assets
Cash and cash equivalents	$61,221	$75,567
Restricted cash	32,864	—
Loans receivable, net	9,637,152	8,692,978
Other assets	45,680	44,070

Total Assets	$9,776,917	$8,812,615

Liabilities and Equity
Secured debt agreements, net	$6,079,135	$5,716,354
Loan participations sold, net	33,193	348,077
Securitized debt obligations, net	474,298	—
Convertible notes, net	562,741	166,762
Other liabilities	101,758	87,819

Total Liabilities	7,251,125	6,319,012

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 94,828,007 and 94,540,263 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	948	945
Additional paid-in capital	3,109,094	3,089,997
Accumulated other comprehensive loss	(32,362)	(56,202)
Accumulated deficit	(558,066)	(541,137)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,519,614	2,493,603
Non-controlling interests	6,178	—

Total Equity	2,525,792	2,493,603

Total Liabilities and Equity	$9,776,917	$8,812,615

Note: The consolidated balance sheet as of September 30, 2017 includes assets of a consolidated variable interest entity, or VIE, that can only be used to settle obligations of the VIE, and liabilities of a consolidated VIE for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of September 30, 2017, assets of the VIE totaled $500.8 million and liabilities of the VIE totaled $474.9 million. We did not consolidate any VIEs as of December 31, 2016. Refer to Note 16 for additional discussion of the VIE.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income from loans and other investments
Interest and related income	$146,446	$128,190	$391,787	$381,686
Less: Interest and related expenses	67,891	45,373	168,917	139,819

Income from loans and other investments, net	78,555	82,817	222,870	241,867
Other expenses
Management and incentive fees	13,243	13,701	40,557	43,161
General and administrative expenses	7,419	7,414	22,219	20,990

Total other expenses	20,662	21,115	62,776	64,151
Gain on investments at fair value	—	2,824	—	13,413
Income from equity investment in unconsolidated subsidiary	—	2,060	—	2,192

Income before income taxes	57,893	66,586	160,094	193,321
Income tax provision	83	194	265	281

Net income	57,810	66,392	159,829	193,040

Net income attributable to non-controlling interests	(88)	(1,598)	(88)	(8,119)

Net income attributable to Blackstone Mortgage Trust, Inc.	$57,722	$64,794	$159,741	$184,921

Net income per share of common stock basic and diluted	$0.61	$0.69	$1.68	$1.97

Weighted-average shares of common stock outstanding, basic and diluted	95,013,087	94,071,537	95,004,188	94,067,923

Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$57,810	$66,392	$159,829	$193,040
Other comprehensive income
Unrealized gain (loss) on foreign currency remeasurement	16,175	(10,128)	43,990	(25,472)
Realized and unrealized (loss) gain on derivative financial instruments	(8,029)	5,882	(20,150)	11,841

Other comprehensive income (loss)	8,146	(4,246)	23,840	(13,631)

Comprehensive income	65,956	62,146	183,669	179,409
Comprehensive income attributable to non-controlling interests	(88)	(1,598)	(88)	(8,119)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$65,868	$60,548	$183,581	$171,290

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	14,190	—	—	14,190	—	14,190
Dividends reinvested	—	276	—	(256)	20	—	20
Deferred directors’ compensation	—	282	—	—	282	—	282
Other comprehensive loss	—	—	(13,631)	—	(13,631)	—	(13,631)
Net income	—	—	—	184,921	184,921	8,119	193,040
Dividends declared on common stock	—	—	—	(174,678)	(174,678)	—	(174,678)
Distributions to non-controlling interests	—	—	—	—	—	(20,158)	(20,158)

Balance at September 30, 2016	$939	$3,084,948	$(46,389)	$(535,804)	$2,503,694	$1,104	$2,504,798

Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	17,493	—	—	17,493	—	17,493
Issuance of convertible notes	—	964	—	—	964	—	964
Dividends reinvested	—	327	—	(296)	31	—	31
Deferred directors’ compensation	—	313	—	—	313	—	313
Other comprehensive income	—	—	23,840	—	23,840	—	23,840
Net income	—	—	—	159,741	159,741	88	159,829
Contributions from non-controlling interests	—	—	—	—	—	6,090	6,090
Dividends declared on common stock	—	—	—	(176,374)	(176,374)	—	(176,374)

Balance at September 30, 2017	$948	$3,109,094	$(32,362)	$(558,066)	$2,519,614	$6,178	$2,525,792

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$159,829	$193,040
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	17,809	16,517
Amortization of deferred fees on loans	(28,887)	(31,594)
Amortization of deferred financing costs and premiums/discount on debt obligations	16,356	15,129
Income from equity investment in unconsolidated subsidiary	—	(2,192)
Distributions of income from unconsolidated subsidiary	—	8,167
Gain on investments at fair value	—	(13,413)
Changes in assets and liabilities, net
Other assets	(219)	8,315
Other liabilities	11,651	(6,405)

Net cash provided by operating activities	176,539	187,564

Cash flows from investing activities
Origination and fundings of loans receivable	(2,314,721)	(2,300,636)
Principal collections and sales proceeds from loans receivable and other assets	1,976,271	3,054,821
Origination and exit fees received on loans receivable	38,434	35,388
Receipts under derivative financial instruments	6,115	—
Payments under derivative financial instruments	(18,115)	—
Return of collateral deposited under derivative agreements	8,980	—
Collateral deposited under derivative agreements	(16,651)	—

Net cash (used in) provided by investing activities	(319,687)	789,573

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Borrowings under secured debt agreements	$2,776,058	$2,225,895
Repayments under secured debt agreements	(2,481,250)	(2,988,217)
Proceeds from sale of loan participations	33,193	54,441
Repayment of loan participations	(381,310)	(92,000)
Payment of deferred financing costs	(13,591)	(12,564)
Receipts under derivative financial instruments	—	31,668
Payments under derivative financial instruments	—	(14,266)
Contributions from non-controlling interests	6,090	—
Distributions to non-controlling interests	—	(20,158)
Net proceeds from issuance of convertible notes	394,074	—
Net proceeds from issuance of class A common stock	31	20
Dividends paid on class A common stock	(176,195)	(174,549)

Net cash provided by (used in) financing activities	157,100	(989,730)

Net increase (decrease) in cash, cash equivalents, and restricted cash	13,952	(12,593)
Cash, cash equivalents, and restricted cash at beginning of period	75,567	106,005
Effects of currency translation on cash, cash equivalents, and restricted cash	4,566	1,526

Cash, cash equivalents, and restricted cash at end of period	$94,085	$94,938

Supplemental disclosure of cash flows information
Payments of interest	$(141,124)	$(123,564)

Payments of income taxes	$(220)	$(131)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(58,793)	$(58,388)

Loan principal payments held by servicer, net	$513	$9,515

Consolidation of loans receivable of a VIE	$500,000	$—

Consolidation of securitized debt obligations of a VIE	$(474,620)	$—

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

In April 2017, we entered into a joint venture, or our Multifamily Joint Venture, with Walker & Dunlop Inc. to originate, hold, and finance multifamily bridge loans. Pursuant to the terms of the agreements governing the joint venture, Walker & Dunlop contributed 15% of the venture’s equity capital and we contributed 85%. We consolidate the Multifamily Joint Venture as we have a controlling financial interest. The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are owned by Walker & Dunlop. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on Walker & Dunlop’s pro-rata ownership of our Multifamily Joint Venture.

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

Revenue Recognition

Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred until the loan is advanced and is then recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income; however, expenses related to loans we acquire are included in general and administrative expenses as incurred.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	September 30, 2017	September 30, 2016
Cash and cash equivalents	$61,221	$94,061
Restricted cash	32,864	877

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$94,085	$94,938

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

(Unaudited)

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

On a quarterly basis, we also formally assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income prospectively. Changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of accumulated other comprehensive income (loss) on our consolidated financial statements. Deferred gains and losses are reclassified out of accumulated other comprehensive income (loss) and into net income in the same period or periods during which the hedged transaction affects earnings, and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made, while for net investment hedges, this occurs when the hedged item is sold or substantially liquidated. To the extent a derivative does not qualify for hedge accounting and is deemed a non-designated hedge, the changes in its fair value are included in net income concurrently.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Convertible Notes

The “Debt with Conversion and Other Options” Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The initial proceeds from the sale of convertible notes are allocated between a liability component and an equity component in a manner that reflects interest expense at the rate of similar nonconvertible debt that could have been issued at such time. The equity component represents the excess initial proceeds received over the fair value of the liability component of the notes as of the date of issuance. We measured the estimated fair value of the debt component of our convertible notes as of the respective issuance dates based on our nonconvertible debt borrowing rate. The equity component of each series of our convertible notes is reflected within additional paid-in capital on our consolidated balance sheet, and the resulting debt discount is amortized over the period during which such convertible notes are expected to be outstanding (through the maturity date) as additional non-cash interest expense. The additional non-cash interest expense attributable to such convertible notes will increase in subsequent periods through the maturity date as the notes accrete to their par value over the same period.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Blackstone Mortgage Trust, Inc.

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

Foreign Currency

In the normal course of business, we enter into transactions not denominated in United States, or U.S., dollars. Foreign exchange gains and losses arising on such transactions are recorded as a gain or loss in our consolidated statements of operations. In addition, we consolidate entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated to U.S. dollars at the exchange rate prevailing at the reporting date and income, expenses, gains, and losses are translated at the average exchange rate over the applicable period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated subsidiaries are recorded in other comprehensive income (loss).

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with common stock offerings are reflected as a reduction of additional paid-in capital. Costs incurred that are not directly associated with the completion of a common stock offering are expensed when incurred.

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12 “Derivatives and Hedging Topic 815: Targeted Improvements to Accounting for Hedging Activities,” or ASU 2017-12. ASU 2017-12 is intended to better align an entity’s financial reporting for hedging activities with the economic objectives of those activities. Upon adoption of ASU 2017-12, the cumulative ineffectiveness that has previously been recognized on existing cash flow and net investment hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). We adopted ASU 2017-12 in the third quarter of 2017, which did not have an impact on our financial statements as we had not previously recognized any hedge ineffectiveness related to our existing cash flow and net investment hedges. In future periods, for hedges that are deemed effective, we will no longer need to bifurcate hedges into an effective and ineffective portion, and all gains or losses on effective hedges will be recognized in other comprehensive income (loss).

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2017	December 31, 2016
Number of loans	111	107
Principal balance	$9,681,055	$8,727,218
Net book value	$9,637,152	$8,692,978
Unfunded loan commitments(1)	$1,622,216	$882,472
Weighted-average cash coupon(2)	5.30%	5.01%
Weighted-average all-in yield(2)	5.68%	5.36%
Weighted-average maximum maturity (years)(3)	3.4	3.2

(1)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of September 30, 2017, our floating rate loans were indexed to various benchmark rates, with 91% of floating rate loans by principal balance indexed to USD LIBOR. In addition, $273.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.24%, as of September 30, 2017. As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2017, 72% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 28% were open to repayment by the borrower without penalty. As of December 31, 2016, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2016	$8,727,218	$(34,240)	$8,692,978
Loan fundings	2,789,341	—	2,789,341
Loan repayments	(1,970,743)	—	(1,970,743)
Unrealized gain (loss) on foreign currency translation	135,239	(116)	135,123
Deferred fees and other items	—	(38,434)	(38,434)
Amortization of fees and other items	—	28,887	28,887

September 30, 2017	$9,681,055	$(43,903)	$9,637,152

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2017
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	55	$5,781,675	$5,814,214	54%
Hotel	14	1,713,162	1,784,893	17
Retail	7	539,752	982,270	9
Multifamily	17	762,969	767,875	7
Condominium	2	129,421	273,112	3
Manufactured housing	7	232,148	231,856	2
Other	9	478,025	814,457	8

	111	$9,637,152	$10,668,677	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	26	$2,680,546	$2,694,018	25%
West	28	2,470,097	2,629,456	24
Southeast	21	1,964,534	2,414,994	23
Midwest	8	890,546	894,564	8
Southwest	8	291,792	290,393	3
Northwest	2	249,118	251,422	2

Subtotal	93	8,546,633	9,174,847	85
International
United Kingdom	7	486,794	838,763	8
Canada	7	462,832	458,619	4
Belgium	1	72,544	73,247	1
Germany	1	12,114	66,810	1
Netherlands	2	56,235	56,391	1

Subtotal	18	1,090,519	1,493,830	15

Total	111	$9,637,152	$10,668,677	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $987.6 million of such non-consolidated senior interests as of September 30, 2017.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

September 30, 2017				December 31, 2016
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	4	$421,313	$421,628	1	8	$361,100	$361,574
2	49	3,701,801	3,708,603	2	52	4,011,992	4,083,678
3	57	5,493,409	6,517,829	3	46	4,299,026	5,290,668
4	1	20,629	20,617	4	1	20,860	20,814
5	—	—	—	5	—	—	—

	111	$9,637,152	$10,668,677		107	$8,692,978	$9,756,734

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $987.6 million and $1.0 billion of such non-consolidated senior interests as of September 30, 2017 and December 31, 2016, respectively.

The weighted-average risk rating of our total loan exposure was 2.6 and 2.5 as of September 30, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2017 or December 31, 2016.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2017, our Multifamily Joint Venture held $146.1 million of loans, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Our equity investment in unconsolidated subsidiary consisted solely of our carried interest in CTOPI, a fund formerly sponsored and managed by an affiliate of our Manager. The investment was fully realized as of December 31, 2016 and we no longer have any investments in unconsolidated subsidiaries on our consolidated financial statements.

Our carried interest in CTOPI entitled us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. We recognized $2.1 million and $2.2 million of promote income from CTOPI in respect of our carried interest and recorded such amounts in our consolidated statements of operations during the three and nine months ended September 30, 2016, respectively.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. During the nine months ended September 30, 2016, we recognized $1.1 million of expenses under the CTOPI incentive plan. Such amounts were recognized as a component of general and administrative expenses in our consolidated statement of operations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	September 30, 2017	December 31, 2016
Accrued interest receivable	$34,715	$32,871
Collateral deposited under derivative agreements	7,750	79
Derivative assets	1,628	4,086
Loan portfolio payments held by servicer(1)	845	5,765
Prepaid expenses	469	803
Prepaid taxes	34	16
Other	239	450

Total	$45,680	$44,070

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	September 30, 2017	December 31, 2016
Accrued dividends payable	$58,793	$58,615
Accrued interest payable	19,922	9,049
Accrued management and incentive fees payable	13,243	12,798
Derivative liabilities	7,167	210
Accounts payable and other liabilities	2,633	1,775
Secured debt repayments pending servicer remittance(1)	—	5,372

Total	$101,758	$87,819

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

6. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	September 30, 2017	December 31, 2016
Credit facilities	$4,386,645	$3,572,837
GE portfolio acquisition facility	1,090,946	1,479,582
Asset-specific financings	517,256	679,207
Revolving credit agreement	101,750	—

Total secured debt agreements	$6,096,597	$5,731,626

Deferred financing costs(1)	(17,462)	(15,272)

Net book value of secured debt	$6,079,135	$5,716,354

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Credit Facilities

During the nine months ended September 30, 2017, we added two new credit facilities related to our Multifamily Joint Venture, providing an aggregate additional $450.0 million of credit capacity, increased the maximum facility size of two of our existing credit facilities, providing an additional £250.0 million and €250.0 million of credit capacity, respectively, and converted one of our asset-specific financings to a $500.0 million credit facility. The following tables detail our credit facilities ($ in thousands):

	September 30, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$2,232,117	$1,724,227	$1,398,224	$326,003
MetLife	1,000,000	1,030,148	807,164	807,164	—
Bank of America	750,000	818,359	641,066	641,066	—
Citibank(4)	795,350	596,119	464,849	356,751	108,098
JP Morgan(5)	500,000	453,121	344,656	295,984	48,672
Deutsche Bank	500,000	393,564	295,743	295,743	—
Société Générale(6)	472,560	332,761	266,000	266,000	—
Morgan Stanley(7)	669,900	422,332	331,037	211,105	119,932
Bank of America - Multi. JV(8)	200,000	87,000	69,600	69,600	—
Goldman Sachs - Multi. JV(8)	250,000	59,125	45,008	45,008	—

	$7,137,810	$6,424,646	$4,989,350	$4,386,645	$602,705

	December 31, 2016
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,718,874	$1,339,942	$1,107,733	$232,209
MetLife	1,000,000	1,106,017	862,454	862,454	—
Bank of America	750,000	794,881	617,694	617,694	—
JP Morgan(5)	500,000	550,560	420,414	316,219	104,195
Morgan Stanley(7)	308,500	344,056	272,221	231,930	40,291
Citibank(4)	500,000	508,989	394,677	229,629	165,048
Société Générale(6)	420,680	274,351	207,178	207,178	—

	$5,479,180	$5,297,728	$4,114,580	$3,572,837	$541,743

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of September 30, 2017, the Citibank maximum facility size was composed of a general $500.0 million facility size denominated in U.S. Dollars plus a general €250.0 million ($295.4 million) facility size that contemplated British Pound Sterling and Euro borrowings. As of December 31, 2016, the maximum facility size was composed of a general $500.0 million facility.

(5)

As of September 30, 2017 and December 31, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.

(6)

As of September 30, 2017 and December 31, 2016, the Société Générale maximum facility size was composed of a €400.0 million facility size that was translated to $472.6 million and $420.7 million, respectively. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(7)

As of September 30, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size that was translated to $669.9 million. As of December 31, 2016, the maximum facility size was composed of a £250.0 million facility size that was translated to $308.5 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(8)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our credit facilities was $4.0 billion for the nine months ended September 30, 2017. As of September 30, 2017, we had aggregate borrowings of $4.4 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.09% per annum, and a weighted-average advance rate of 78.8%. As of September 30, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

The weighted-average outstanding balance of our credit facilities was $2.9 billion for the nine months ended September 30, 2016. As of December 31, 2016, we had aggregated borrowings of $3.6 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.02% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of September 30, 2017:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Wells Fargo		$25%	Collateral marks only	Term matched(3)
MetLife		$50%	Collateral marks only	April 21, 2023(4)
Bank of America		$50%	Collateral marks only	May 21, 2021(5)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(3)
Deutsche Bank		$35%	Collateral marks only	Term matched(3)
Citibank	$ / £ / €	25%	Collateral marks only	Term matched(3)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 3, 2020
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2020
Bank of America - Multi. JV(6)		$43%	Collateral marks only	July 19, 2021
Goldman Sachs - Multi. JV(6)		$25%	Collateral marks only	July 12, 2020

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(4)	Includes five one-year extension options which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Currency	Outstanding Borrowings	Potential Borrowings(1)	Index	Rate(2)	Advance Rate(3)
$	$ 4,123,064	$ 4,610,777	1-month USD LIBOR	L+1.86%	78.8%
€	€ 66,186	€ 87,786	3-month EURIBOR	L+2.24%	80.0%
£	£ 138,371	£ 205,152	3-month GBP LIBOR	L+2.24%	78.6%

	$ 4,386,645	$ 4,989,350		L+1.88%	78.8%

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of September 30, 2017, this facility provided for $1.2 billion of financing, of which $1.1 billion was outstanding and an additional $129.4 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of September 30, 2017, those borrowings were denominated in U.S. Dollars, Canadian Dollars, and British Pounds Sterling. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings under the GE portfolio acquisition facility of $1.1 billion and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.75% per annum as of September 30, 2017, compared to $1.5 billion of outstanding asset-specific borrowings and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.83% per annum as of December 31, 2016.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	September 30, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	5	$662,223	$659,152	L+4.70%	n/a	Dec. 2020
Financing provided(4)	5	$517,256	$516,537	L+2.48%	$162,517	Dec. 2020

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our asset-specific financings was $596.2 million for the nine months ended September 30, 2017 and $557.9 million for the nine months ended September 30, 2016.

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

During the nine months ended September 30, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $23.5 million and we recorded interest expense of $1.7 million, including $575,000 of amortization of deferred fees and expenses. As of September 30, 2017, we had $101.8 million of borrowings outstanding under the agreement.

During the nine months ended September 30, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $19.5 million and we recorded interest expense of $915,000, including $248,000 of amortization of deferred fees and expenses. As of December 31, 2016 we had no outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $1.9 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2017; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2017 and December 31, 2016, we were in compliance with these covenants.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our loan participations sold ($ in thousands):

	September 30, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$93,710	$91,498	L+5.96%	n/a	Feb. 2022
Senior participation(3)	1	33,193	33,193	L+4.00%	n/a	Feb. 2022

	December 31, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$419,560	$416,233	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	349,633	348,077	L+2.72%	$29,616	Dec. 2019

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)

As of September 30, 2017, our loan participation sold was non-recourse to us. As of December 31, 2016, our loan participation was subject to a related guarantee agreement for £24.0 million ($29.6 million as of December 31, 2016).

(3)

During the three and nine months ended September 30, 2017, we recorded $4.0 million and $9.3 million, respectively, of interest expense related to our loan participations sold, of which $2.6 million and $7.7 million was paid in cash. During the three and nine months ended September 30, 2016, we recorded $3.4 million and $10.7 million, respectively, of interest expense related to our loan participations sold, of which $3.2 million and $10.3 million was paid in cash.

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

The following table details our securitized debt obligations ($ in thousands):

	September 30, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Yield/Cost(1)	Term(2)
Total loan	1	$644,788	$641,262	L+3.60%	June 2023
Securitized debt obligations(3)	1	474,620	474,298	L+1.94%	June 2033

(1)	In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)

Loan term represents final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitization.

(3)	During the three and nine months ended September 30, 2017, we recorded $3.8 million of interest expense related to our securitized debt obligations.

We did not have any securitized debt obligations as of December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

9. CONVERTIBLE NOTES, NET

As of September 30, 2017, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
November 2013	$172,500	5.25%	5.87%	36.1380	December 1, 2018
May 2017	402,500	4.38%	4.85%	28.0324	May 5, 2022

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.67 and $35.67 per share of class A common stock, respectively, for the November 2013 and May 2017 convertible notes. As a result of exceeding the cumulative dividend threshold, as defined in the November 2013 convertible notes supplemental indenture, the conversion rate on the November 2013 convertible notes was most recently adjusted on June 28, 2017 from the prior conversion rate of 35.7236 shares of class A common stock per $1,000 principal amount of convertible notes, which was equivalent to a conversion price of $27.99 per share of class A common stock. The cumulative dividend threshold as defined in the May 2017 convertible notes supplemental indenture has not been exceeded as of September 30, 2017.

In May 2017 we issued $287.5 million of convertible notes. In the third quarter of 2017, we issued an additional $115.0 million of convertible notes under the same indenture and with the same terms as the May 2017 convertible notes. Accordingly, as of September 30, 2017, the May 2017 convertible notes had an aggregate outstanding face value of $402.5 million.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018 and January 31, 2022, for the November 2013 and May 2017 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. Neither series of the Convertible Notes were convertible as of September 30, 2017. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.02 on September 29, 2017, the last trading day in the quarter ended September 30, 2017, was greater than the per share conversion price of the November 2013 convertible notes but less than the per share conversion price of the May 2017 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon our issuance of the November 2013 convertible notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the November 2013 convertible notes issuance is 7.16% per annum. Upon our issuance of the May 2017 convertible notes, including our additional issuance in the third quarter of 2017, we recorded a $979,000 discount based on the implied value of the conversion option and an assumed effective interest rate of 4.57%, as well as $8.4 million of initial debt discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the May 2017 convertible notes issuance is 4.91% per annum.

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash coupon	$6,247	$2,264	$12,732	$6,792
Discount and issuance cost amortization	1,202	691	2,869	2,038

Total interest expense	$7,449	$2,955	$15,601	$8,830

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2017	December 31, 2016
Face value	$575,000	$172,500
Unamortized discount	(11,386)	(5,532)
Deferred financing costs	(873)	(206)

Net book value	$562,741	$166,762

Accrued interest payable for the Convertible Notes was $9.0 million and $755,000 as of September 30, 2017 and December 31, 2016, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2017				December 31, 2016
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	1		£112,700	Sell GBP Forward	2		£141,900
Sell CAD Forward	1	C$	102,000	Sell CAD Forward	2	C$	122,900
				Sell EUR Forward	1		€44,900

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,183	1.0%	CDOR	1.7
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.7
Interest Rate Caps	3	C$	23,370	2.0%	CDOR	0.6

December 31, 2016
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,271	1.0%	CDOR	2.4
Interest Rate Caps	21		$802,256	2.0%	USD LIBOR	0.4
Interest Rate Caps	5	C$	400,035	2.0%	CDOR	0.4
Interest Rate Cap	1		£15,142	2.0%	GBP LIBOR	0.3

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2017, we estimate that an additional $561,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the three and nine months ended September 30, 2017, we recorded losses of $42,000 and $355,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. During the three and nine months ended September 30, 2016, we recorded losses of $528,000 and $2.2 million, respectively.

The following tables summarize our non-designated hedges (notional amount in thousands):

September 30, 2017
Non-designated Hedges	Number of Instruments	Notional Amount
Buy USD / Sell GBP Forward	1		£35,000
Buy GBP / Sell USD Forward	1		£35,000
Buy USD / Sell CAD Forward	1	C$	15,000
Buy CAD / Sell USD Forward	1	C$	15,000
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2016
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	3		$256,875
Interest Rate Caps	2	C$	37,221
Buy GBP / Sell EUR Forward	1		€12,857

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$3,268	$5,617	$210
Interest rate derivatives	1,238	331	—	—

Total derivatives designated as hedging instruments	$1,238	$3,599	$5,617	$210

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$390	$487	$1,550	$—
Interest rate derivatives	—	—	—	—

Total derivatives not designated as hedging instruments	$390	$487	$1,550	$—

Total Derivatives	$1,628	$4,086	$7,167	$210

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Hedging Relationships	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017		Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net Investment Hedges
Foreign exchange contracts(1)	$(8,524)	$(21,757)	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	536	707	Interest Income (Expense)(2)	41	(900)

Total	$(7,988)	$(21,050)		$41	$(900)

(1)

During the three and nine months ended September 30, 2017, we paid net cash settlements of $8.7 million and $11.8 million, respectively, on our foreign currency forward contracts, compared to receiving $19.2 million and $17.4 million during the same periods in 2016. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the three months ended September 30, 2017, we recorded total interest and related income of $146.4 million which included interest income of $41,000 related to our cash flow hedges. During the nine months ended September 30, 2017, we incurred total interest and related expenses of $168.9 million which included $900,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2017, we were in a net liability position with each such derivative counterparty and posted collateral of $7.8 million. As of December 31, 2016 we were in a net asset position with each such derivative counterparty and posted collateral of $79,000.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

11. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of September 30, 2017, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2017.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2017	2016
Beginning balance	94,709,290	93,843,847
Issuance of class A common stock(2)	971	812
Issuance of restricted class A common stock, net	286,773	209,798
Issuance of deferred stock units	20,560	20,850

Ending balance	95,017,594	94,075,307

(1)	Includes deferred stock units held by members of our board of directors of 189,587 and 162,371 as of September 30, 2017 and 2016, respectively.
(2)	Consists of 971 and 812 shares issued under our dividend reinvestment program during the nine months ended September 30, 2017 and 2016, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2017, we issued 428 shares and 971 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 262 shares and 812 shares for the same periods in 2016. As of September 30, 2017, a total of 9,997,356 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the nine months ended September 30, 2017 and 2016. As of September 30, 2017, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

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

On September 15, 2017, we declared a dividend of $0.62 per share, or $58.8 million, that was paid on October 13, 2017 to stockholders of record as of September 30, 2017. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86
Total dividends declared	$58,793	$58,226	$176,374	$174,678

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income(1)	$57,722	$64,794	$159,741	$184,921
Weighted-average shares outstanding, basic and diluted	95,013,087	94,071,537	95,004,188	94,067,923

Per share amount, basic and diluted	$0.61	$0.69	$1.68	$1.97

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of September 30, 2017, total accumulated other comprehensive loss was $32.4 million, primarily representing (i) $63.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $31.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2016, total accumulated other comprehensive loss was $56.2 million, primarily representing (i) $107.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $51.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro-rata ownership of our Multifamily Joint Venture. As of September 30, 2017, our Multifamily Joint Venture’s total equity was $41.2 million, of which $35.0 million was owned by Blackstone Mortgage Trust, and $6.2 million was allocated to non-controlling interests. As of December 31, 2016, we did not have any non-controlling interests on our consolidated financial statements.

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

During the three and nine months ended September 30, 2017, we incurred $9.5 million and $28.6 million, respectively, of management fees payable to our Manager, compared to $9.5 million and $28.4 million during the same periods in 2016. In addition, during the three and nine months ended September 30, 2017, we incurred $3.7 million and $11.9 million, respectively, of incentive fees payable to our Manager, compared to $4.2 million and $14.8 million during the same periods in 2016.

As of September 30, 2017 and December 31, 2016, we had accrued management and incentive fees payable to our Manager of $13.2 million and $12.8 million, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Professional services(1)	$933	$828	$2,811	$2,474
Operating and other costs(1)	489	305	1,424	1,695

Subtotal	1,422	1,133	4,235	4,169
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(2)	—	938	—	1,106
Management incentive awards plan - CT Legacy Partners(3)	—	354	—	1,112
Restricted class A common stock earned	5,819	4,855	17,496	14,190
Director stock-based compensation	125	94	313	282

Subtotal	5,944	6,241	17,809	16,690

Total BXMT expenses	7,366	7,374	22,044	20,859
Other expenses	53	40	175	131

Total general and administrative expenses	$7,419	$7,414	$22,219	$20,990

(1)    During the three and nine months ended September 30, 2017 we recognized an aggregate $112,000 of expenses related to our Multifamily Joint Venture.

(2)    Represents the portion of CTOPI promote revenue recorded under compensation awards. See Note 4 for further discussion.

(3)    Represents the amounts recorded under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of our subsidiary, CT Legacy Partners (subject to certain caps and priority distributions). During the three and nine months ended September 30, 2016 we recognized $354,000 and $1.1 million, respectively, of expenses under the CT Legacy Partners incentive plan. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

During the three and nine months ended September 30, 2017, we recorded a current income tax provision of $83,000 and $265,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2016, we recorded an income tax provision of $194,000 and $281,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2017 or December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2016, we had NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration.

As of September 30, 2017, tax years 2014 through 2016 remain subject to examination by taxing authorities.

14. STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2017, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of September 30, 2017: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2017, there were 1,448,852 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	1,309,995	$28.68
Granted	289,896	30.55
Vested	(335,536)	27.78
Forfeited	(3,123)	27.37

Balance as of September 30, 2017	1,261,232	$29.35

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,261,232 shares of restricted class A common stock outstanding as of September 30, 2017 will vest as follows: 412,480 shares will vest in 2017; 542,789 shares will vest in 2018; 305,218 shares will vest in 2019; and 745 shares will vest in 2020. As of September 30, 2017, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $29.8 million based on the closing price of our class A common stock of $31.02 on September 29, 2017, the last trading day in the quarter ended September 30, 2017. This cost is expected to be recognized over a weighted average period of 1.0 years from September 30, 2017.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

15. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$1,628	$—	$1,628	$—	$4,086	$—	$4,086
Liabilities
Derivatives	$—	$7,167	$—	$7,167	$—	$210	$—	$210

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Nine Months Ended September 30,
	2017	2016(1)
January 1,	$—	$12,561
Proceeds from investment realizations	—	(2,406)
Transfers out of level 3(2)	—	(20,745)
Adjustments to fair value included in earnings
Gain on investments at fair value	—	11,790

September 30,	$—	$1,200

(1)	All assets measured at fair value on a recurring basis using Level 3 inputs were included as a component of other assets in the consolidated Balance Sheets.
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

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2017			December 31, 2016
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$61,221	$61,221	$61,221	$75,567	$75,567	$75,567
Restricted cash	32,864	32,864	32,864	—	—	—
Loans receivable, net	9,637,152	9,681,055	9,685,422	8,692,978	8,727,218	8,733,784
Financial liabilities
Secured debt agreements, net	6,079,135	6,096,597	6,096,597	5,716,354	5,731,626	5,731,626
Loan participations sold, net	33,193	33,193	33,193	348,077	349,633	349,633
Securitized debt obligations, net	474,298	474,620	474,655	—	—	—
Convertible notes, net	562,741	575,000	602,503	166,762	172,500	191,763

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

The following table details the assets and liabilities of our consolidated Securitization VIE ($ in thousands):

	September 30, 2017	December 31, 2016
Assets:
Loans receivable, net	$500,000	$—
Other assets	763	—

Total assets	$500,763	$—

Liabilities:
Securitized debt obligations, net	$474,298	$—
Other liabilities	604	—

Total liabilities	$474,902	$—

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

As of September 30, 2017 and December 31, 2016, our consolidated balance sheet included $13.2 million and $12.8 million of accrued management and incentive fees payable to our Manager, respectively. During the three and nine months ended September 30, 2017, we paid management and incentive fees of $14.4 million and $40.1 million, respectively, to our Manager, compared to $15.8 million and $43.8 million during the same periods of 2016. In addition, during the three and nine months ended September 30, 2017, we reimbursed our Manager for expenses incurred on our behalf of $59,000 and $325,000, respectively, compared to $82,000 and $462,000 during the same periods of 2016. During the three and nine months ended September 30, 2016, CT Legacy Partners made aggregate preferred distributions of $146,000 and $491,000, respectively, to an affiliate of our Manager.

As of September 30, 2017, our Manager held 607,789 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $17.8 million. The shares vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2017, we recorded non-cash expense related to shares held by our Manager of $2.9 million and $8.7 million, respectively, compared to $2.5 million and $7.1 million during the same periods of 2016. We did not issue any shares of restricted class A common stock to our Manager during the nine months ended September 30, 2017 or 2016, respectively. Refer to Note 14 for further details on our restricted class A common stock.

During the nine months ended September 30, 2017 and 2016, we originated five loans and one loan, respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three and nine months ended September 30, 2017, we incurred $87,000 and $254,000, respectively, of expenses for various administrative and capital market data services to third-party service providers that are affiliates of our Manager, compared to $112,000 and $282,000 during the same periods of 2016.

On June 30, 2017, in a fully subscribed offering totaling $474.6 million, certain Blackstone-advised investment vehicles purchased, in the aggregate, $72.9 million of securitized debt obligations issued by the Securitization. These investments by the Blackstone-advised investment vehicles represented no more than a 49% participation in any individual tranche and were purchased by the Blackstone-advised investment vehicles from third-party investment banks on market terms negotiated by the majority third-party investors. Refer to Note 8 for further details on the Securitization.

18. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of September 30, 2017, we had unfunded commitments of $1.6 billion related to 67 of our loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

In April 2017, our board of directors approved changes to the compensation of our five independent directors which were effective as of the beginning of the third quarter of 2017. The other three board members, including our chairman and our chief executive officer, will continue to serve as directors without compensation for such service. These changes increased the annual compensation of our directors from $125,000 to $175,000 and are paid $75,000 in cash and $100,000 in the form of deferred stock units. In addition, (i) the chair of our audit committee received an increase in the additional annual cash compensation from $12,000 to $20,000, (ii) the other members of our audit committee received additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees received additional annual cash compensation of $10,000.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2017 we recorded earnings per share of $0.61, declared a dividend of $0.62 per share, and reported $0.69 per share of Core Earnings. In addition, our book value per share as of September 30, 2017 was $26.52. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2017	June 30, 2017
Net income (1)	$57,722	$50,613
Weighted-average shares outstanding, basic and diluted	95,013,087	95,005,873

Net income per share, basic and diluted	$0.61	$0.53

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2017	June 30, 2017
Net income(1)	$57,722	$50,613
Non-cash compensation expense	5,944	5,959
GE purchase discount accretion adjustment(2)	(138)	(198)
Other items	1,610	1,001

Core Earnings	$65,138	$57,375

Weighted-average shares outstanding, basic and diluted	95,013,087	95,005,873

Core Earnings per share, basic and diluted	$0.69	$0.60

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2017	June 30, 2017
Stockholders’ equity	$2,519,614	$2,506,473
Shares
Class A common stock	94,828,007	94,827,579
Deferred stock units	189,587	181,931

Total outstanding	95,017,594	95,009,510

Book value per share	$26.52	$26.38

II. Loan Portfolio

During the quarter ended September 30, 2017, we originated $1.1 billion of loans. Loan fundings during the quarter totaled $860.5 million and repayments totaled $870.8 million. We generated interest income of $146.4 million and incurred interest expense of $67.9 million during the quarter, which resulted in $78.6 million of net interest income during the three months ended September 30, 2017.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Loan originations(1)	$1,095,994	$3,568,900
Loan fundings(2)	$860,482	$2,838,320
Loan repayments(3)	(870,761)	(2,093,567)

Total net fundings	$(10,279)	$744,753

(1)    Includes new loan originations and additional commitments made under existing loans. Loan originations during the three and nine months ended September 30, 2017 include $4.0 million of additional commitments under related non-consolidated senior interests.

(2)    Loan fundings during the three and nine months ended September 30, 2017 include $10.8 million and $49.0 million, respectively, of additional fundings under related non-consolidated senior interests.

(3)    Loan repayments during the three and nine months ended September 30, 2017 include $17.8 million and $122.8 million, respectively, of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of September 30, 2017 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	111	111	98	13
Principal balance	$9,681,055	$10,668,677	$9,793,239	$875,438
Net book value	$9,637,152	$10,621,408	$9,746,450	$874,958
Unfunded loan commitments(2)	$1,622,216	$1,673,300	$1,673,300	$—
Weighted-average cash coupon(3)	5.30%	5.13%	L + 3.97%	4.78%
Weighted-average all-in yield(3)	5.68%	5.55%	L + 4.36%	5.69%
Weighted-average maximum maturity (years)(4)	3.4	3.4	3.4	3.9
Loan to value (LTV)(5)	61.8%	61.1%	60.3%	69.6%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $987.6 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of September 30, 2017, our floating rate loans were indexed to various benchmark rates, with 91% of floating rate loans by loan exposure indexed to USD LIBOR based on total loan exposure. In addition, $273.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.24%, as of September 30, 2017. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2017, based on total loan exposure, 69% of our loans were subject to yield maintenance or other prepayment restrictions and 31% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of September 30, 2017:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	4	$421,313	$421,628
2	49	3,701,801	3,708,603
3	57	5,493,409	6,517,829
4	1	20,629	20,617
5	—	—	—

	111	$9,637,152	$10,668,677

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $987.6 million of such non-consolidated senior interests as of September 30, 2017.

The weighted-average risk rating of our total loan exposure was 2.6 and 2.5 as of September 30, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

Multifamily Joint Venture

As of September 30, 2017, our Multifamily Joint Venture held $146.1 million of loans, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	September 30, 2017	December 31, 2016
Credit facilities	$4,386,645	$3,572,837
GE portfolio acquisition facility	1,090,946	1,479,582
Asset-specific financings	517,256	679,207
Revolving credit agreement	101,750	—
Loan participations sold	33,193	349,633
Non-consolidated senior interests	987,621	1,029,516
Securitized debt obligations	474,620	—

Total portfolio financing	$7,592,031	$7,110,775

Credit Facilities

The following table details our credit facilities ($ in thousands):

	September 30, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$2,232,117	$1,724,227	$1,398,224	$326,003
MetLife	1,000,000	1,030,148	807,164	807,164	—
Bank of America	750,000	818,359	641,066	641,066	—
Citibank(4)	795,350	596,119	464,849	356,751	108,098
JP Morgan(5)	500,000	453,121	344,656	295,984	48,672
Deutsche Bank	500,000	393,564	295,743	295,743	—
Société Générale(6)	472,560	332,761	266,000	266,000	—
Morgan Stanley(7)	669,900	422,332	331,037	211,105	119,932
Bank of America - Multi. JV(8)	200,000	87,000	69,600	69,600	—
Goldman Sachs - Multi. JV(8)	250,000	59,125	45,008	45,008	—

	$7,137,810	$6,424,646	$4,989,350	$4,386,645	$602,705

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of September 30, 2017, the Citibank maximum facility size was composed of a general $500.0 million facility size denominated in U.S. Dollars plus a general €250.0 million ($295.4 million) facility size that contemplated British Pound Sterling and Euro borrowings.

(5)	As of September 30, 2017, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pound Sterling borrowings are contemplated.
(6)

As of September 30, 2017, the Société Générale maximum facility size was composed of a €400.0 million facility size that was translated to $472.6 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(7)

As of September 30, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size that was translated to $669.9 million. Borrowings denominated in U.S. Dollars, British Pound Sterling, and Euro are contemplated under this facility.

(8)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our credit facilities was $4.0 billion for the nine months ended September 30, 2017. As of September 30, 2017, we had aggregate borrowings of $4.4 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.88% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.09% per annum, and a weighted-average advance rate of 78.8%. As of September 30, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of September 30, 2017, this facility provided for $1.2 billion of financing, of which $1.1 billion was outstanding and an additional $129.4 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of September 30, 2017, those borrowings were denominated in U.S. Dollars, Canadian Dollars, and British Pounds Sterling. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings under the GE portfolio acquisition facility of $1.1 billion and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.75% per annum as of September 30, 2017.

Asset-Specific Financings

The following table details our asset-specific financings ($ in thousands):

	September 30, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Asset-Specific Financings	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term(3)
Collateral assets	5	$662,223	$659,152	L+4.70%	n/a	Dec. 2020
Financing provided(4)	5	$517,256	$516,537	L+2.48%	$162,517	Dec. 2020

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

During the nine months ended September 30, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $23.5 million and we recorded interest expense of $1.7 million, including $575,000 of amortization of deferred fees and expenses. As of September 30, 2017, we had $101.8 million of borrowings outstanding under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	September 30, 2017
		Principal	Book
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$93,710	$91,498	L+5.96%	n/a	Feb. 2022
Senior participation(3)	1	33,193	33,193	L+4.00%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of September 30, 2017, our loan participation sold was non-recourse to us.
(3)

During the three and nine months ended September 30, 2017, we recorded $4.0 million and $9.3 million, respectively, of interest expense related to our loan participations sold, of which $2.6 million and $7.7 million was paid in cash.

Refer to Note 7 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of September 30, 2017 ($ in thousands):

	September 30, 2017
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	3	$1,203,306	n/a	5.97%	n/a	Sept. 2021
Senior participation	3	987,621	n/a	4.37%	n/a	Sept. 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	September 30, 2017
		Principal	Book
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost(1)	Term(2)
Total loan	1	$644,788	$641,262	L+3.60%	June 2023
Securitized debt obligations(3)	1	474,620	474,298	L+1.94%	June 2033

(1)	In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)

Loan term represents final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitization.

(3)	During the three and nine months ended September 30, 2017, we recorded $3.8 million of interest expense related to our securitized debt obligations.

Refer to Notes 8 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2017, 92% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2017, the remaining 8% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of September 30, 2017 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$8,923,957	£306,606	€109,732	C$	410,145
Floating rate debt(1)(2)(3)	(6,503,552)	(172,553)	(66,186)		(358,905)

Net floating rate exposure(4)	$2,420,405	£134,053	€43,546	C$	51,240

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.2 million ($86.7 million as of September 30, 2017) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$23.4 million to limit our exposure to increases in interest rates.

Convertible Notes

As of September 30, 2017, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
November 2013	$172,500	5.25%	5.87%	December 1, 2018
May 2017	402,500	4.38%	4.85%	May 5, 2022

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended September 30,		2017 vs 2016	Nine Months Ended September 30,		2017 vs 2016
	2017	2016		$2017	2016	$
Income from loans and other investments
Interest and related income	$146,446	$128,190	$18,256	$391,787	$381,686	$10,101
Less: Interest and related expenses	67,891	45,373	22,518	168,917	139,819	29,098

Income from loans and other investments, net	78,555	82,817	(4,262)	222,870	241,867	(18,997)
Other expenses
Management and incentive fees	13,243	13,701	(458)	40,557	43,161	(2,604)
General and administrative expenses	7,419	7,414	5	22,219	20,990	1,229

Total other expenses	20,662	21,115	(453)	62,776	64,151	(1,375)
Gain on investments at fair value	—	2,824	(2,824)	—	13,413	(13,413)
Income from equity investment in unconsolidated subsidiary	—	2,060	(2,060)	—	2,192	(2,192)

Income before income taxes	57,893	66,586	(8,693)	160,094	193,321	(33,227)
Income tax provision	83	194	(111)	265	281	(16)

Net income	57,810	66,392	(8,582)	159,829	193,040	(33,211)

Net income attributable to non-controlling interests	(88)	(1,598)	1,510	(88)	(8,119)	8,031

Net income attributable to Blackstone Mortgage Trust, Inc.	$57,722	$64,794	$(7,072)	$159,741	$184,921	$(25,180)

Net income per share - basic and diluted	$0.61	$0.69	$(0.08)	$1.68	$1.97	$(0.29)
Dividends declared per share	$0.62	$0.62	$—	$1.86	$1.86	$—

Income from loans and other investments, net

Income from loans and other investments, net decreased $4.3 million and $19.0 million during the three and nine months ended September 30, 2017, respectively, as compared to the corresponding periods in 2016. The decreases in both periods were primarily due to a decrease in non-recurring prepayment fee income and an increase in interest expense as a result of the convertible debt we issued in May 2017.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $453,000 during the three months ended September 30, 2017 compared to the corresponding period in 2016 due to (i) a decrease of $1.3 million of compensation expenses associated with our CT Legacy Portfolio incentive plans, and (ii) a decrease of $494,000 of incentive fees payable to our Manager. These were partially offset by (i) $964,000 of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (ii) an increase of $302,000 of general operating expenses.

Other expenses decreased by $1.4 million during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to (i) a decrease of $2.8 million of incentive fees payable to our Manager, and (ii) a decrease of $2.2 million of compensation expenses associated with our CT Legacy Portfolio incentive plans. These were partially offset by (i) $3.3 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, (ii) an increase of $212,000 of management fees payable to our Manager, and (iii) an increase of $87,000 of general operating expenses.

Gain on investments at fair value

During the three and nine months ended September 30, 2016, we recognized $2.8 million and $13.4 million, respectively, of net gains on investments held by CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Income from equity investment in unconsolidated subsidiary

During the three and nine months ended September 30, 2016, we recognized a $2.1 million gain and a $2.2 million gain, respectively, related to our promote interest from CTOPI. The investment in CTOPI was fully realized as of December 31, 2016.

Net income attributable to non-controlling interests

During the three and nine months ended September 30, 2017, our non-controlling interests related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2016, our non-controlling interests related to CT Legacy Partners. In each case, the non-controlling interests represent the portion of the consolidated entity’s net income that is not owned by us.

During the three and nine months ended September 30, 2017, we recognized $88,000 of net income attributable to non-controlling interests related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2016, we recognized $1.6 million and $8.1 million, respectively, of net income attributable to non-controlling interests which related to the gain on investments at fair value recognized by CT Legacy Partners during both periods.

Dividends per share

During the three months ended September 30, 2017, we declared a dividend of $0.62 per share, or $58.8 million, which was paid on October 13, 2017 to common stockholders of record as of September 30, 2017. During the three months ended September 30, 2016, we declared a dividend of $0.62 per share, or $58.2 million.

During the nine months ended September 30, 2017, we declared aggregate dividends of $1.86 per share, or $176.4 million. During the nine months ended September 30, 2016, we declared aggregate dividends of $1.86 per share, or $174.7 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of September 30, 2017, we had 94,828,007 shares of our class A common stock outstanding representing $2.5 billion of stockholders’ equity, $6.1 billion of outstanding borrowings under secured debt agreements, and $575.0 million of Convertible Notes outstanding.

As of September 30, 2017, our secured debt agreements consisted of credit facilities with an outstanding balance of $4.4 billion, the GE portfolio acquisition facility with an outstanding balance of $1.1 billion, and $517.3 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of September 30, 2017 we had $33.2 million of loan participations sold and $987.6 million of non-consolidated senior interests outstanding. In addition, as of September 30, 2017, our consolidated balance sheets included $474.6 million of securitized debt obligations related to the Securitization.

See Notes 6, 7, 8, and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2017	December 31, 2016
Debt-to-equity ratio(1)	2.6x	2.3x
Total leverage ratio(2)	3.2x	2.9x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)

Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, non-consolidated senior interests, and securitized debt obligations, less cash, to (ii) total equity, in each case at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our credit facilities and revolving credit agreement, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$61,221	$75,567
Available borrowings under secured debt agreements	639,828	541,743
Loan principal payments held by servicer, net(1)	845	670

	$701,894	$617,980

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,997,356 shares of class A common stock were available for issuance as of September 30, 2017, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of September 30, 2017. Refer to Note 11 to our consolidated financial statements for additional details.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2017 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$1,622,216	$224,032	$1,294,133	$104,051	$—
Principal payments under secured debt agreements(2)	6,096,597	2,221,319	3,629,304	245,974	—
Principal payments on convertible notes	575,000	—	172,500	402,500	—
Interest payments(2)(3)	400,423	204,915	164,633	30,875	—

Total(4)	$8,694,236	$2,650,266	$5,260,570	$783,400	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)	The allocation of our secured debt agreements for both principal and interest payments is based on the current maturity date of each individual borrowing under the respective agreement.
(3)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of September 30, 2017 will remain constant into the future. This is only an estimate as actual amounts borrowed and rates will vary over time.

(4)

Total does not include $33.2 million of loan participations sold, $987.6 million of non-consolidated senior interests, and $474.6 million of consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash flows provided by operating activities	$176,539	$187,564
Cash flows (used in) provided by investing activities	(319,687)	789,573
Cash flows provided by (used in) financing activities	157,100	(989,730)

Net increase (decrease) in cash, cash equivalents, and restricted cash	$13,952	$(12,593)

We experienced a net increase in cash, cash equivalents, and restricted cash of $14.0 million for the nine months ended September 30, 2017, compared to a net decrease of $12.6 million for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, we (i) collected $2.0 billion of proceeds from loan principal repayments, (ii) received $394.1 million of net proceeds from the issuance of a convertible note offering, and (iii) borrowed a net $294.8 million under our secured debt agreements. We used the proceeds from our debt and equity financing activities to fund $2.3 billion of new loans during the nine months ended September 30, 2017.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2017 and December 31, 2016, we were in compliance with all REIT requirements.

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

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2017 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	5/11/2017	$752.6	$644.8	$641.3	L + 3.40%	L + 3.60%	6/10/2023	Virginia	Office	316 / sqft	62%	3
2	Senior loan(3)	5/15/2015	590.0	531.4	89.9	L + 4.25%	L + 4.74%	5/15/2020	Miami	Retail	674 / sqft	36%	3
3	Senior loan(3)	8/6/2015	494.8	494.8	89.7	4.49%	5.82%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
4	Senior loan	5/1/2015	320.3	294.5	293.9	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	375 / sqft	68%	3
5	Senior loan	1/7/2015	315.0	293.8	293.0	L + 3.50%	L + 3.71%	1/9/2021	New York	Office	252 / sqft	53%	2
6	Senior loan	6/4/2015	274.4	274.4	277.6	L + 4.34%	L + 4.20%	9/2/2020	Diversified - CAN	Hotel	42,371 / key	54%	2
7	Senior loan	3/31/2017	258.4	241.5	239.3	L + 4.15%	L + 4.54%	4/9/2022	Maui	Hotel	318,182 / key	75%	3
8	Senior loan	6/23/2015	222.7	215.1	214.7	L + 3.65%	L + 3.97%	5/8/2022	Washington DC	Office	241 / sqft	72%	2
9	Senior loan	7/31/2014	215.0	213.3	213.1	L + 3.40%	L + 3.52%	8/9/2019	Chicago	Office	281 / sqft	64%	1
10	Senior loan	8/3/2016	275.9	194.1	192.3	L + 4.66%	L + 5.21%	8/9/2021	New York	Office	267 / sqft	57%	3
11	Senior loan	8/19/2016	200.0	189.8	189.5	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	579 / sqft	69%	3
12	Senior loan	4/15/2016	200.0	188.8	188.1	L + 4.25%	L + 4.86%	5/9/2021	New York	Office	176 / sqft	40%	3
13	Senior loan	2/25/2014	181.0	181.0	180.8	L + 4.75%	L + 5.07%	3/9/2019	Diversified - US	Hotel	95,113 / key	58%	2
14	Senior loan(3)	6/30/2015	180.1	177.1	34.9	L + 4.75%	L + 5.16%	8/15/2022	San Francisco	Condo	827 / sqft	60%	3
15	Senior loan	12/22/2016	204.5	171.9	170.5	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	242 / sqft	66%	3
16	Senior loan	8/17/2016	186.7	169.1	168.0	L + 3.75%	L + 4.13%	9/9/2021	San Francisco	Office	492 / sqft	65%	3
17	Senior loan	8/31/2017	183.0	165.4	163.6	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	196 / sqft	64%	3
18	Senior loan	5/16/2017	189.2	163.8	162.0	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	123 / sqft	59%	3
19	Senior loan	3/8/2016	181.2	161.7	160.6	L + 3.55%	L + 3.85%	3/9/2021	Orange County	Office	203 / sqft	52%	3
20	Senior loan	6/3/2016	160.0	160.0	160.0	L + 4.42%	L + 4.42%	6/9/2021	Los Angeles	Office	86 / sqft	41%	2
21	Senior loan	2/17/2017	150.0	150.0	148.8	L + 4.65%	L + 5.04%	3/9/2022	Honolulu	Hotel	240,770 / key	65%	3
22	Senior loan	10/30/2013	140.0	140.0	139.8	L + 4.38%	L + 4.54%	9/9/2020	San Francisco	Hotel	215,716 / key	66%	2
23	Senior loan	10/5/2016	145.5	139.4	138.5	L + 4.35%	L + 4.84%	10/9/2021	Diversified - US	Hotel	52,558 / key	61%	2
24	Senior loan	8/23/2017	165.0	135.8	134.1	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	276 / sqft	74%	3
25	Senior loan	10/26/2016	133.5	133.5	132.5	L + 4.20%	L + 4.57%	11/9/2021	Oakland	Office	137 / sqft	72%	2
26	Senior loan	1/30/2014	133.4	133.4	133.1	L + 4.30%	L + 5.32%	12/1/2017	New York	Hotel	212,341 / key	38%	2
27	Senior loan	2/12/2016	225.0	124.6	122.4	L + 5.75%	L + 7.08%	2/11/2021	Seattle	Office	165 / sqft	48%	3
28	Senior loan	6/29/2017	141.1	121.0	119.7	L + 3.35%	L + 3.77%	7/9/2022	Torrance	Multi	239,139 / unit	68%	3
29	Senior loan	12/9/2014	141.5	120.4	120.4	L + 3.80%	L + 3.80%	12/9/2019	Diversified - US	Office	79 / sqft	65%	2
30	Senior loan	10/17/2016	111.2	111.2	110.4	L + 3.95%	L + 4.31%	10/21/2021	Diversified - UK	Other	158 / sqft	73%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
31	Senior loan	2/20/2014	110.0	110.0	109.7	L + 3.95%		L + 4.16%		3/9/2021	Long Island	Office	162 / sqft	74%	2
32	Senior loan	2/18/2016	107.2	107.2	106.9	L + 3.75%		L + 4.41%		4/20/2019	London - UK	Office	913 / sqft	44%	3
33	Senior loan	6/24/2015	107.3	103.7	103.4	L + 4.25%		L + 4.62%		7/9/2020	Honolulu	Hotel	173,921 / key	67%	2
34	Senior loan	7/28/2016	119.0	103.4	102.7	L + 3.60%		L + 4.00%		8/9/2021	Atlanta	Office	164 / sqft	70%	3
35	Senior loan	3/12/2015	101.2	101.1	101.0	L + 3.25%		L + 3.61%		3/11/2020	Orange County	Office	268 / sqft	66%	1
36	Senior loan	4/27/2016	100.8	100.8	100.7	L + 4.35%		L + 5.02%		5/9/2021	Chicago	Office	134 / sqft	74%	2
37	Senior loan	1/22/2016	128.5	97.8	97.2	L + 4.25%		L + 4.76%		2/9/2021	Los Angeles	Retail	254 / sqft	64%	3
38	Senior loan	6/23/2015	93.8	93.8	95.9	L + 4.30%		L + 4.83%		1/27/2018	Diversified - US	Other	231,631 / unit	57%	3
39	Senior loan	1/26/2017	288.0	93.7	91.5	L + 5.50%		L + 5.96%		2/9/2022	Boston	Office	252 / sqft	42%	2
40	Senior loan	3/10/2016	98.5	90.7	90.2	L + 4.10%		L + 4.52%		4/9/2021	Chicago	Multi	625,799 / unit	63%	3
41	Senior loan	5/16/2014	100.0	90.6	90.1	L + 3.85%		L + 4.21%		4/9/2022	Miami	Office	208 / sqft	67%	3
42	Senior loan	5/22/2014	98.7	85.8	85.6	L + 3.75%		L + 4.07%		6/15/2021	Orange County	Office	150 / sqft	67%	2
43	Senior loan	2/18/2015	89.9	85.6	85.6	L + 3.75%		L + 3.75%		3/9/2020	Diversified - CA	Office	177 / sqft	71%	2
44	Senior loan	7/23/2014	90.0	85.0	84.7	L + 3.85%		L + 4.07%		7/9/2020	Atlanta	Office	170 / sqft	43%	2
45	Senior loan	1/31/2017	134.8	84.8	83.7	L + 5.00%		L + 5.49%		2/9/2022	Boston	Other	460 / sqft	60%	3
46	Senior loan	7/11/2014	87.2	82.2	81.7	L + 3.55%		L + 3.83%		8/9/2020	Chicago	Office	160 / sqft	65%	2
47	Senior loan	10/28/2014	85.0	82.1	82.0	L + 3.75%		L + 4.12%		11/9/2019	New York	Retail	1,534 / sqft	78%	2
48	Senior loan	6/23/2015	80.9	80.9	81.3	L + 3.65%		L + 3.82%		11/30/2018	Diversified - US	Hotel	68,474 / key	83%	2
49	Senior loan	5/1/2015	83.5	79.7	79.5	L + 3.95%		L + 4.31%		5/9/2020	Maryland	Hotel	204,238 / key	67%	2
50	Senior loan	2/12/2016	100.0	79.5	79.4	L + 4.15%		L + 4.68%		3/9/2021	Long Island	Office	119 / sqft	65%	3
51	Senior loan	6/23/2015	75.4	75.2	75.3	5.19%	(6)	5.50%	(6)	8/31/2020	Diversified - FL	MHC	20,512 / unit	69%	1
52	Senior loan	6/4/2015	77.6	74.2	74.8	5.13%	(6)	5.43%	(6)	3/28/2019	Diversified - CAN	Retail	43 / sqft	74%	3
53	Senior loan	8/18/2017	82.3	73.2	72.5	L + 4.10%		L + 4.46%		8/18/2022	Brussels	Office	103 / sqft	59%	3
54	Senior loan	3/31/2017	91.2	68.3	67.5	L + 4.30%		L + 4.87%		4/9/2022	New York	Office	335 / sqft	64%	3
55	Senior loan	2/27/2015	102.2	67.7	67.0	L + 3.55%		L + 3.92%		4/28/2022	Chicago	Office	140 / sqft	65%	2
56	Senior loan	9/1/2017	76.0	65.0	64.3	L + 4.15%		L + 4.58%		9/9/2021	New York	Condo	685 / sqft	64%	3
57	Senior loan	10/6/2014	67.0	64.4	64.2	L + 4.35%		L + 4.61%		10/9/2019	Long Island	Hotel	104,698 / key	56%	3
58	Senior loan	11/30/2016	79.0	63.9	63.3	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	1,263 / sqft	54%	3
59	Senior loan	6/29/2016	75.4	63.7	63.2	L + 3.65%		L + 4.08%		7/9/2021	Fort Lauderdale	Office	246 / sqft	64%	3
60	Senior loan	5/11/2017	135.9	62.7	61.5	L + 3.40%		L + 3.91%		6/10/2023	Virginia	Office	146 / sqft	38%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
61	Senior loan	3/11/2014	65.0	62.1	62.1	L + 4.50%		L + 4.77%		4/9/2019	New York	Multi	698,177 / unit	65%	3
62	Senior loan	7/13/2017	86.3	60.0	59.2	L + 3.75%		L + 4.18%		8/9/2022	Honolulu	Hotel	192,926 / key	66%	3
63	Senior loan	1/13/2014	60.0	60.0	59.5	L + 3.45%		L + 4.89%		6/9/2020	New York	Office	284 / sqft	53%	2
64	Senior loan	5/9/2017	73.7	59.3	58.7	L + 3.85%		L + 4.30%		5/9/2022	New York	Multi	357,510 / unit	67%	3
65	Senior loan	6/29/2017	64.2	57.5	56.9	L + 3.40%		L + 3.71%		7/9/2023	New York	Multi	167,638 / unit	69%	3
66	Senior loan	6/4/2015	57.0	57.0	56.8	L + 3.25%		L + 4.09%		1/6/2018	Norwich - UK	Retail	156 / sqft	55%	2
67	Senior loan	11/28/2013	63.0	56.2	56.2	L + 4.38%		L + 5.30%		1/20/2019	London - UK	Office	689 / sqft	58%	3
68	Senior loan	7/21/2017	55.4	55.4	55.4	L + 3.95%		L + 4.15%		4/1/2019	Broomfield	Multi	153,889 / unit	49%	2
69	Senior loan	9/9/2014	56.0	52.5	52.4	L + 4.00%		L + 4.25%		9/9/2019	Ft. Lauderdale	Office	150 / sqft	71%	2
70	Senior loan	5/20/2015	52.4	52.4	52.7	L + 3.50%		L + 3.75%		12/31/2018	Chicago	Office	133 / sqft	67%	3
71	Senior loan	11/23/2016	55.4	50.0	49.6	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	208,333 / unit	65%	3
72	Senior loan	5/20/2015	58.0	49.5	49.5	5.25%	(6)	5.52%	(6)	6/30/2019	Charlotte	Office	98 / sqft	71%	3
73	Senior loan	12/27/2016	57.2	49.5	49.0	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	1,260,476 / unit	64%	3
74	Senior loan	9/1/2016	47.6	47.6	47.5	L + 4.35%		L + 4.97%		9/1/2021	Atlanta	Multi	240,517 / unit	72%	3
75	Senior loan	9/22/2016	46.0	45.5	45.3	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
76	Senior loan	11/19/2015	50.0	45.3	45.3	L + 4.00%		L + 4.32%		10/9/2018	New York	Office	1,163 / sqft	57%	3
77	Senior loan	2/9/2017	46.6	44.4	44.0	L + 4.50%		L + 4.98%		2/9/2022	London	Office	726 / sqft	69%	3
78	Senior loan	8/29/2017	51.2	43.5	43.0	L + 3.10%		L + 3.52%		10/9/2022	Southern California	Industrial	91 / sqft	65%	3
79	Senior loan	3/26/2014	42.9	42.9	42.8	L + 4.30%		L + 4.56%		4/9/2019	East Bay	Office	123 / sqft	71%	2
80	Senior loan	6/11/2015	39.5	39.5	39.7	5.18%	(6)	5.41%	(6)	9/30/2020	Diversified - US	MHC	22,584 / unit	79%	2
81	Senior loan	6/26/2015	42.1	38.8	38.8	L + 3.75%		L + 3.76%		7/9/2020	San Diego	Office	177 / sqft	73%	2
82	Senior loan	11/17/2014	38.5	38.5	38.4	L + 5.50%		L + 6.17%		12/9/2019	Diversified - CAN	Office	61 / sqft	53%	2
83	Senior loan	5/20/2015	37.9	37.9	38.0	4.66%	(6)	5.19%	(6)	1/31/2019	Los Angeles	Office	176 / sqft	59%	2
84	Senior loan	8/25/2015	43.8	37.4	37.3	L + 4.50%		L + 4.76%		9/9/2018	Los Angeles	Office	166 / sqft	46%	3
85	Senior loan	6/12/2014	34.8	34.8	34.7	L + 4.00%		L + 4.36%		6/30/2018	Los Angeles	Office	39 / sqft	44%	2
86	Senior loan	10/22/2015	34.8	34.8	34.8	L + 4.50%		L + 5.03%		10/22/2018	London - UK	Office	2,614 / sqft	64%	3
87	Senior loan	6/11/2015	34.0	34.0	34.1	5.34%		5.58%		5/31/2020	Diversified - US	MHC	20,801 / unit	65%	2
88	Senior loan	7/14/2017	32.8	32.8	32.8	L + 4.35%		L + 4.58%		8/1/2018	Davis	Multi	215,461 / unit	59%	2
89	Senior loan	5/20/2015	36.5	32.0	31.9	L + 3.60%		L + 4.07%		7/11/2019	Los Angeles	Office	387 / sqft	46%	1
90	Senior loan	4/17/2015	31.9	31.9	31.8	L + 4.50%		L + 4.95%		4/20/2020	Hague - NL	Hotel	104,241 / key	71%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
91	Senior loan	2/28/2014	26.0	26.0	26.0	L + 4.00%		L + 4.26%		3/9/2019	Phoenix	Other	123,223 / unit	69%	2
92	Senior loan	6/11/2015	25.9	25.9	25.9	5.25%	(6)	5.74%	(6)	11/30/2020	West Palm Beach	MHC	53,418 / unit	75%	2
93	Senior loan	6/18/2014	24.5	24.5	24.4	L + 4.00%		L + 4.43%		7/20/2019	Diversified - NL	Office	64 / sqft	69%	3
94	Senior loan	6/11/2015	24.4	24.4	24.4	5.37%	(6)	5.87%	(6)	11/30/2020	Ft. Lauderdale	MHC	49,523 / unit	70%	2
95	Senior loan	5/28/2015	48.7	21.7	21.7	L + 4.00%		L + 4.57%		6/30/2018	Los Angeles	Office	25 / sqft	53%	2
96	Senior loan	6/4/2015	21.3	21.3	21.1	4.50%		5.06%		12/23/2021	Montreal - CAN	Office	58 / sqft	45%	2
97	Senior loan	5/28/2015	20.6	20.6	20.6	L + 3.95%		L + 4.97%		3/31/2019	Pittsburgh	Hotel	92,455 / key	71%	4
98	Senior loan	6/4/2015	18.2	18.2	18.3	4.63%		5.00%		3/1/2019	Ontario - CAN	Other	53,616 / unit	59%	2
99	Senior loan	6/11/2015	17.9	17.9	17.8	5.04%	(6)	5.61%	(6)	11/30/2020	Ft. Lauderdale	MHC	26,119 / unit	51%	2
100	Senior loan	6/4/2015	17.2	17.2	17.3	5.20%		5.55%		9/4/2020	Diversified - CAN	Other	3,757 / unit	61%	2
101	Senior loan	5/8/2017	80.0	15.2	14.4	L + 3.75%		L + 4.86%		5/8/2022	Washington DC	Office	71 / sqft	73%	3
102	Senior loan	6/11/2015	14.9	14.9	14.9	5.34%	(6)	5.87%	(6)	9/30/2020	Tampa	MHC	39,244 / unit	64%	2
103	Senior loan	6/4/2015	15.6	14.8	15.4	L + 4.50%		L + 4.69%		12/1/2017	Toronto - CAN	Office	89 / sqft	58%	2
104	Senior loan	7/21/2017	13.6	13.6	13.6	L + 4.50%		L + 4.74%		10/1/2018	Phoenix	Multi	83,951 / unit	68%	2
105	Senior loan	9/6/2017	13.3	13.3	13.2	L + 4.25%		L + 5.17%		4/1/2019	Austin	Multi	127,644 / unit	57%	3
106	Senior loan	7/13/2017	13.1	13.1	13.1	L + 4.50%		L + 4.86%		2/1/2020	Orlando	Multi	60,648 / unit	61%	2
107	Senior loan	5/28/2015	12.8	12.8	12.8	L + 4.75%		L + 5.01%		10/15/2017	Diversified - US	Office	48 / sqft	86%	2
108	Senior loan	7/21/2017	10.7	10.7	10.7	L + 4.50%		L + 4.74%		8/1/2018	Phoenix	Multi	72,297 / unit	61%	3
109	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.00%		L + 5.30%		7/1/2019	Phoenix	Multi	56,154 / unit	66%	3
110	Senior loan	7/20/2017	193.2	0.0	(1.9)	L + 5.10%		L + 6.17%		8/9/2022	Oakland	Office	0 / sqft	58%	3
111	Senior loan	9/22/2017	91.0	0.0	(0.9)	L + 5.25%		L + 5.98%		10/9/2022	Oakland	Multi	0 / unit	47%	3

			$12,342.0	$10,668.7	$9,637.2	5.13%		5.55%		3.4 yrs				61%	2.6

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of September 30, 2017, three loans in our portfolio have been financed with an aggregate $987.6 million of non-consolidated senior interest, which are included in the table above.

(4)

As of September 30, 2017, our floating rate loans were indexed to various benchmark rates, with 91% of floating rate loans by loan exposure indexed to USD LIBOR. In addition, $273.9 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.24%, as of September 30, 2017. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and accrual of exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2017, 92% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2017, the remaining 8% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve-month period following September 30, 2017, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)(2)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD	$8,923,957	Interest income	$22,299	$(21,505)	$44,608	$(41,195)
	(6,503,552)	Interest expense	(16,259)	16,227	(32,518)	31,299

	$2,420,405	Total	$6,040	$(5,278)	$12,090	$(9,896)

GBP	$410,791	Interest income	$1,027	$(1,027)	$2,054	$(1,636)
	(231,187)	Interest expense	(578)	578	(1,156)	1,156

	$179,604	Total	$449	$(449)	$898	$(480)

EUR	$129,637	Interest income	$—	$—	$222	$—
	(78,192)	Interest expense	(195)	195	(391)	391

	$51,445	Total	$(195)	$195	$(169)	$391

CAD(3)	$328,853	Interest income	$822	$(822)	$1,644	$(1,644)
	(287,769)	Interest expense	(719)	719	(1,439)	1,439

	$41,084	Total	$103	$(103)	$205	$(205)

		Total	$6,397	$(5,635)	$13,024	$(10,190)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.2 million ($86.7 million as of September 30, 2017) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of September 30, 2017, 8% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	September 30, 2017
Foreign currency assets(1)	£683,745	€145,958	C$	583,528
Foreign currency liabilities(1)	(475,609)	(66,290)		(467,788)
Foreign currency contracts - notional	(112,700)	—		(102,000)

Net exposure to exchange rate fluctuations	£95,436	€79,668	C$	13,740

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $27.9 million and $9.4 million, respectively, as of September 30, 2017. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2017, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Second Supplemental Indenture, dated May 5, 2017, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on May 5, 2017 and incorporated herein by reference).

10.2	Form of 4.375% Convertible Senior Notes due 2022 (included as Exhibit A in Exhibit 10.1).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

October 24, 2017	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 24, 2017	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)