Form 10-K
period 2017-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2018-02-13
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition period from to

Commission file number 1-14788

Blackstone Mortgage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐ (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $2.8 billion as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 6, 2018, there were 108,194,090 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “BXMT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2018 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

PART I.

ITEM 1.	BUSINESS

References herein to “Blackstone Mortgage Trust,” “company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.

Our Company

Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America and Europe. Our investment objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from our loan portfolio. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 42nd Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.

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

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $434.1 billion as of December 31, 2017.

In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 426 professionals in Blackstone’s global real estate group, which is the largest private equity real estate manager in the world with $115.3 billion of investor capital under management as of December 31, 2017. Jonathan D. Gray, who is the global head of Blackstone’s real estate group, is a member of the board of directors of Blackstone and is a member of our Manager’s investment committee.

Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to debt and preferred equity investments globally, with a focus on North America and Europe. Michael B. Nash, the global chairman of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. In addition, Jonathan Pollack, the global head of BREDS, serves as one of our directors and is also a member of our Manager’s investment committee. As of December 31, 2017, 97 dedicated BREDS professionals, including 12 investment professionals based in London and Australia, managed $15.4 billion of investor capital.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 12 and 17 to our consolidated financial statements and Item 13 “Certain Relationships and Related Transactions, and Director Independence” in this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.

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

We directly originate, co-originate, and acquire debt instruments in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate in North America and Europe. In the case of loans we acquire, we focus on performing loans that are supported by well-capitalized properties and portfolios. We believe that the scale and flexibility of our capital, as well as our Manager’s and Blackstone’s relationships, enables us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios.

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

Our Portfolio

Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets primarily in the office, lodging, retail, residential, and industrial sectors in North America and Europe. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed to generate attractive current income while protecting investors’ capital.

During the year ended December 31, 2017, we originated and acquired $4.8 billion of loans. Loan fundings during the year totaled $4.1 billion, with repayments of $3.0 billion, for net fundings of $1.1 billion. The following table details the overall statistics of our current loan portfolio as of December 31, 2017 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	110	110	104	6
Principal balance	$10,108,226	$11,093,608	$10,421,270	$672,338
Net book value	$10,056,732	$11,039,365	$10,367,655	$671,710
Unfunded loan commitments(2)	$1,573,107	$1,612,772	$1,612,772	$—
Weighted-average cash coupon(3)	5.55%	5.38%	L+3.92%	4.64%
Weighted-average all-in yield(3)	5.95%	5.83%	L+4.33%	5.71%
Weighted-average maximum maturity (years)(4)	3.5	3.5	3.5	4.0
Loan to value (LTV)(5)	61.7%	61.0%	60.4%	70.2%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $985.4 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of December 31, 2017, our floating rate loans were indexed to various benchmark rates, with 93% of floating rate loans by loan exposure indexed to USD LIBOR based on total loan exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2017 for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2017, based on total loan exposure, 73% of our loans were subject to yield maintenance or other prepayment restrictions and 27% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of December 31, 2017:

For additional information regarding our loan portfolio as of December 31, 2017, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.

Financing Strategy

In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations. In addition to our current mix of financing sources, we may also access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.

During the year ended December 31, 2017, we completed an underwritten public offering of 12,420,000 shares of our class A common stock, providing aggregate net proceeds of $391.6 million, and we issued $402.5 million aggregate principal amount of convertible notes with a coupon rate of 4.375% and an initial conversion price of $35.67.

During the year ended December 31, 2017, we also (i) financed a portion of our loans through the issuance of collateralized loan obligations and a single asset securitization vehicle, providing an aggregate $1.3 billion of financing, (ii) added two new credit facilities, providing an aggregate $450.0 million of credit capacity, (iii) increased the maximum facility size of two of our existing credit facilities, providing an additional £250.0 million and €250.0 million of credit capacity, respectively, and (iv) converted one of our asset-specific financings to a $500.0 million credit facility. The following table details our outstanding financing arrangements as of December 31, 2017 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2017
Credit facilities	$4,068,249
GE portfolio acquisition facility	703,423
Asset-specific financings	518,864
Revolving credit agreement	—
Loan participations sold	80,706
Non-consolidated senior interests(1)	985,382
Securitized debt obligations	1,292,120

Total portfolio financing	$7,648,744

(1)

These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the related financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our credit facilities. Our decision to use leverage to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage will not exceed, on a debt to equity basis, a ratio of 4-to-1. We will endeavor to match the terms, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.

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

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2017, 94% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2017, the remaining 6% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities. The following table shows how an increase in the USD LIBOR rate would affect our net interest income per share per annum:

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

•	any investment in excess of $300.0 million shall require the approval of a majority of the investment risk management committee of our board of directors;

•	no investment shall be made that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code; and

•	no investment shall be made that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act.

These investment guidelines may be amended, restated, modified, supplemented or waived upon the approval of a majority of our board of directors, which must include a majority of the independent directors, without the approval of our stockholders.

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

Furthermore, we have one or more taxable REIT subsidiaries, or TRS, which pay federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Taxation of REIT Dividends

Under recent legislation from the Tax Cuts and Jobs Act of 2017, REIT dividends (other than capital gain dividends) received by non-corporate taxpayers may be eligible for a 20% deduction beginning in 2018. This deduction is only applicable to investors in BXMT that receive dividends and does not have any impact on us. Investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic, capital markets and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital;

•	reductions in the yield on our investments and an increase in the cost of our financing;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	adverse legislative or regulatory developments, including with respect to tax laws;

•

acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of the property securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation, or otherwise;

•	difficulty in redeploying the proceeds from repayments of our existing investments;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

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

We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America and Europe in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, political events, terrorism and acts of war, changes in government regulations, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.

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

•

changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

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

We operate in a competitive market for lending and investment opportunities which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target, and could also affect the yields of these assets and have a material adverse effect on our business, financial condition, and results of operation.

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

Our business is currently focused on originating floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets yielding less than the yields on the assets that were prepaid.

Because our mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such assets. However, the value of certain other assets may be affected by prepayment rates. For example, if we originate or acquire mortgage-related securities or a pool of mortgage securities in the future, we would anticipate that the underlying mortgages would prepay at a projected rate generating an expected yield. If we were to purchase such assets at a premium to par value, if borrowers prepay their loans faster than expected, the corresponding prepayments on any such mortgage-related securities would likely reduce the expected yield. Conversely, if we were to purchase such assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities would likely reduce the expected yield.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment or other such risks.

Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to suffer.

As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments, repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our class A common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

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

The lack of liquidity in certain of our assets may adversely affect our business.

The illiquidity of certain of our assets may make it difficult for us to sell such investments if the need or desire arises. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition except in transactions that are exempt from registration requirements or are otherwise in accordance with such laws. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks relating to bankruptcy proceedings.

While our loans and investments focus primarily on “performing” real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “sub-performing” or “non-performing” following our acquisition thereof. Certain of our investments may include properties that typically are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

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

These financial or operating difficulties may never be overcome and may cause borrower entities to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value from collateral for loan positions held by us, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

We may not have control over certain of our loans and investments.

Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we may:

•	acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;

•	pledge our investments as collateral for financing arrangements;

•	acquire only a minority and/or a non-controlling participation in an underlying investment;

•	co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or

•	rely on independent third party management or servicing with respect to the management of an asset.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers or third-party controlling investors are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

B-Notes, mezzanine loans, and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures will expose us to greater risk of loss.

We may originate or acquire B-Notes, mezzanine loans and other investments (such as preferred equity) that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures.

To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual intercreditor, co-lender and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

As the terms of such loans and investments are subject to contractual relationships among lenders, co-lending agents and others, they can vary significantly in their structural characteristics and other risks. For example, the rights of holders of B-Notes to control the process following a borrower default may vary from transaction to transaction.

Like B-Notes, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, may need to commit substantial additional capital and/or deliver a replacement guarantee by a credit worthy entity, which may include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our B-Notes and mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.

Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.

We have in the past and may in the future invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment.

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

The renovation, refurbishment or expansion of a property by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property up to standards established for the market position intended for that property may prove inaccurate. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

There are increased risks involved with our construction lending activities.

Our construction lending activities, which include our investment in loans that fund the construction or development of real estate-related assets, may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

If a borrower fails to complete the construction of a project or experiences cost overruns, there could be adverse consequences associated with the loan, including a decline in the value of the property securing the loan, a borrower claim against us for failure to perform under the loan documents if we choose to stop funding, increased costs to the borrower that the borrower is unable to pay, a bankruptcy filing by the borrower, and abandonment by the borrower of the collateral for the loan.

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

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

•

certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits from investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and

•	potentially adverse tax consequences.

If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition and our ability to make distributions to our stockholders.

Concerns regarding the stability of the sovereign debt of certain European countries and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operations and financial condition.

A portion of our investments consists of assets secured by European collateral. Concerns persist with respect to the sovereign debt situation of several countries, including Greece, Ireland, Italy, Spain and Portugal, which, together with the risk of contagion to other more financially stable countries, has also raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone, including the vote by the United Kingdom (U.K.) to exit the European Union (E.U.). Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.

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

On June 23, 2016, voters in the U.K. approved a withdrawal of the U.K. from the E.U., commonly referred to as “Brexit.” In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. Uncertainty over the terms of the U.K.’s withdrawal from the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations. Consequently, our loans and investments denominated in British Pounds Sterling are subject to increased risks related to these currency rate fluctuations and our net assets in U.S. Dollar terms may decline. In addition, Brexit may also adversely affect commercial real estate fundamentals in the U.K. and E.U., including greater uncertainty for leasing prospects for properties with transitional loans, which could negatively impact the ability of our U.K and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the U.K.

The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Until the terms and timing of the U.K’s exit from the E.U. become more clear, it is not possible to determine the impact that the U.K.’s departure from the E.U. and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments.

Regulators and law-enforcement agencies from a number of governments, including entities in the United States, Japan, Canada and the United Kingdom, have been conducting civil and criminal investigations into whether the banks that contributed to the British Bankers’ Association, or the BBA, in connection with the calculation of daily LIBOR may have underreported or otherwise manipulated or attempted to manipulate LIBOR. Several financial institutions have reached settlements with the U.S. Commodity Futures Trading Commission, the U.S. Department of Justice Fraud Section and the U.K. Financial Services Authority in connection with investigations by such authorities into submissions made by such financial institutions to the bodies that set LIBOR and other interbank offered rates. In such settlements, such financial institutions admitted to submitting rates to the BBA that were lower than the actual rates at which such financial institutions could borrow funds from other banks. Additional investigations remain ongoing with respect to other major banks and no assurance can be made that there will not be further admissions or findings of rate setting manipulation or that improper manipulation of LIBOR or other similar inter-bank lending rates will not occur in the future.

Based on a review conducted by the Financial Conduct Authority of the U.K., or the FCA, and a consultation conducted by the European Commission, proposals have been made for governance and institutional reform, regulation, technical changes and contingency planning. In particular: (a) new legislation has been enacted in the United Kingdom pursuant to which LIBOR submissions and administration are now “regulated activities” and manipulation of LIBOR has been brought within the scope of the market abuse regime; (b) legislation has been proposed which if implemented would, among other things, alter the manner in which LIBOR is determined, compel more banks to provide LIBOR submissions, and require these submissions to be based on actual transaction data; and (c) LIBOR rates for certain currencies and maturities are no longer published daily. In addition, pursuant to authorization from the FCA, ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, took over the administration of LIBOR from the BBA on February 1, 2014. Any new administrator of LIBOR may make methodological changes to the way in which LIBOR is calculated or may alter, discontinue or suspend calculation or dissemination of LIBOR.

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. We cannot predict the effect of the FCA’s decision not to sustain LIBOR, or, if changes are ultimately made to LIBOR, the effect of those changes. Any such changes could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We hold assets denominated in British Pounds Sterling, Euros, and Canadian Dollars, and may acquire assets denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and cash flows. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

Our success depends on the availability of attractive investments and our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.

Our operating results are dependent upon the availability of, as well as our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates and credit spreads, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that our Manager will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated.

Real estate valuation is inherently subjective and uncertain.

The valuation of real estate and therefore the valuation of any collateral underlying our loans is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. In addition, where we invest in construction loans, initial valuations will assume completion of the project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets.

Our loans and investments may be concentrated in terms of geography, asset types, and sponsors.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments may be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.

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

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment and if our Manager incorrectly evaluates the risks of our investments we may experience losses.

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

Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. In some states, foreclosure actions can take several years or more to litigate. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

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

If we foreclose on any properties underlying our investments, the presence of hazardous substances on a property may adversely affect our ability to sell the property and we may incur substantial remediation costs, therefore the discovery of material environmental liabilities attached to such properties could adversely affect our results of operations and financial condition.

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

Our investments in CMBS, CLOs, CDOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, CT Investment Management Co., LLC, or CTIMCO, a subsidiary of Blackstone, may take actions that could adversely affect our interests.

We have invested in, and may from time to time invest in, CMBS, CLOs, CDOs and other similar securities, which may be subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

Subordinate interests such as CMBS, CLOs, CDOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS, CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the CMBS, CLOs and CDOs in which we have invested and may invest in the future, control over the related underlying loans will be exercised through CTIMCO, or another special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We may acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. See “—Risks Related to Our Financing and Hedging—We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.

Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Some of our investments, including the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Subject to maintaining our qualification as a REIT, we may invest in derivative instruments. A derivative instrument, especially one of a large notional size or referencing a less common underlying rate, index, instrument or asset, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, which commonly include swaps, futures, forwards and options, may be highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or asset or the level of the reference market rate or index. Derivative instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and position limits on the exchanges or over-the-counter, or OTC, markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments that are purchased or sold OTC as bilateral transactions and not traded on an exchange. The risk of nonperformance by the obligor on such an OTC derivative instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for OTC derivative instruments. Such OTC derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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

In addition, in June 2016, the FASB, issued Accounting Standards Update 2016-13, “Financial Instruments-Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model, or CECL. Under the CECL model, which will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

Some of our portfolio investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.

Some of our portfolio investments may be in the form of positions or securities that are not publicly traded, but are recorded at estimated fair value. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

Risks Related to Our Financing and Hedging

Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of asset we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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

There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

Our master repurchase agreements impose, and additional lending facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.

We borrow funds under master repurchase agreements with various counterparties. The documents that govern these master repurchase agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements may require us to maintain specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our Manager or one or more of our Manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Our master repurchase agreements require, and bank credit facilities, repurchase agreements or other financing that we may use in the future to finance our assets may require, us to provide additional collateral or pay down debt.

Our master repurchase agreements with various counterparties, any bank credit facilities (including term loans and revolving facilities), and additional repurchase agreements or other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

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

We attempt to structure our leverage such that we minimize the variability between the interest rate of our investments and the interest rate of our leverage – financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such investments with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

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

To the extent that our financing costs are determined by reference to floating rates, such as LIBOR or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

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

Accounting for derivatives under GAAP may be complicated. Any failure by us to meet the requirements for applying hedge accounting in accordance with GAAP could adversely affect our earnings. In particular, derivatives are required to be highly effective in offsetting changes in the value or cash flows of the hedged items (and appropriately designated and/or documented as such). If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in our reported net income.

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

We may need to periodically access the capital markets to raise cash to fund new loans and investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.

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

We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.

We have utilized and may utilize in the future, non-recourse securitizations of certain of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve us creating a special-purpose vehicle, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans. Because of the interests we retain, in particular with respect to equity or similar tranches, actions taken by CTIMCO or any other entity that acts as special servicer may in the future conflict with our interests. See “—Risks Related to Our Lending and Investment Activities—Our investments in CMBS, CLOs, CDOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, CT Investment Management Co., LLC, or CTIMCO, a subsidiary of Blackstone, may take actions that could adversely affect our interests.”

Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. As a result, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition.

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment partners.

We currently guarantee certain obligations of our subsidiaries under various arrangements that provide for significant aggregate borrowings and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. We also currently guarantee certain indebtedness incurred by our joint venture with Walker & Dunlop Inc. and in the future may agree to guarantee other indebtedness incurred by other joint venture or co-investment partners. Such guarantees may be on a joint and several basis with such joint venture or co-investment partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

We are subject to counterparty risk associated with our debt obligations.

Our counterparties for critical financial relationships may include both domestic and international financial institutions. These institutions could be severely impacted by credit market turmoil, changes in legislation, allegations of civil or criminal wrongdoing and may as a result experience financial or other pressures. In addition, if a lender or counterparty files for bankruptcy or becomes insolvent, our borrowings under financing agreements with them may become subject to bankruptcy or insolvency proceedings, therefore depriving us, at least temporarily, of the benefit of these assets. Such an event could restrict our access to financing and increase our cost of capital. If any of our counterparties were to limit or cease operation, it could lead to financial losses for us.

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

Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate, currency and/or credit hedging can be expensive and may result in us generating less net income;

•	available interest rate or currency hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

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

In addition, some hedging instruments involve additional risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot make assurances that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, regulatory requirements with respect to derivatives, including eligibility of counterparties, reporting, recordkeeping, exchange of margin, financial responsibility or segregation of customer funds and positions are still under development and could impact our hedging transactions and how we and our counterparty must manage such transactions.

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

Rules under the Dodd-Frank Act establish a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” Under this regulatory framework, mortgage real estate investment trusts, or mREITs, that trade in commodity interest positions (including swaps) are considered “commodity pools” and the operators of such mREITs would be considered “commodity pool operators,” or CPOs. Absent relief, a CPO must register with the U.S. Commodity Futures Trading Commission, or CFTC, and become a member of the National Futures Association, or NFA, which requires compliance with NFA’s rules and renders such CPO subject to regulation by the CFTC, including with respect to disclosure, reporting, recordkeeping and business conduct. We may from time to time, directly or indirectly, invest in instruments that meet the definition of “swap” under the Dodd-Frank Act rules, which may subject us to oversight by the CFTC. Our board of directors has appointed our Manager to act as our CPO in the event we are deemed a commodity pool.

In the event that we invest in commodity interests, absent relief, our Manager would be required to register as a CPO. Our Manager is exempt from registration as a CPO with the CFTC pursuant to certain no-action letters for the CPO of a qualifying mortgage REIT (and in that regard, we intend to identify as a “mortgage REIT” for U.S. federal income tax purposes). In addition, our Manager may in the future claim a different exemption from registration as a CPO with the CFTC. Therefore, unlike a registered CPO, our Manager will not be required to provide prospective investors with a CFTC compliant disclosure document, nor will our Manager be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs, in connection with any offerings of shares.

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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2018 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

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

Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or the Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financing or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

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

We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Three Blackstone employees serve on our board of directors, including Michael B. Nash, the executive chairman of our board of directors and chairman of Blackstone Real Estate Debt Strategies, or BREDS, Stephen D. Plavin, our chief executive officer and president, and Jonathan Pollack, the global head of BREDS. In addition, our chief financial officer and our other executive officers are also employees of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

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

•

Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio entities may engage to advise on and to execute debt and equity financings, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the positive firm-wide synergies Blackstone could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone may come into possession of material non-public information with respect to companies that are clients of Blackstone or its affiliates, in which our Manager may be considering making an investment. As a consequence, that information, which could be of benefit to our Manager, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, to engage in businesses or activities competitive with such companies.

•

Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto, and portfolio companies/entities), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and the Blackstone Vehicles may or may not overlap, in whole or in part, and if there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies III L.P. and related separately managed accounts, or BREDS III, and Blackstone Real Estate Debt Strategies High-Grade L.P, or BREDS HG, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS III generally seeks to invest primarily in junior mortgage debt and mezzanine debt and BREDS HG generally seeks to invest primarily in senior mezzanine debt, a significant portion of the capital of BREDS III and BREDS HG (and/or other BREDS funds) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

As a result, we may invest in real estate-related debt investments alongside certain Blackstone Vehicles that are part of the BREDS program and other vehicles focusing on real estate-related debt investments, including, but not limited to, BREDS III and BREDS HG. To the extent any other Blackstone Vehicles otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determines to be fair and reasonable in its sole discretion, subject to (i) any applicable investment parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, relative investment strategies and primary investment mandates, portfolio diversification concerns, the investment focus, guidelines, limitations, and strategy of each investment fund or vehicle, co-investment arrangements, the different liquidity positions and requirements in each fund or vehicle, underwritten leverage levels of a loan, portfolio concentration considerations, contractual obligations, other anticipated uses of capital, the source of the investment opportunity, credit ratings, the ability of a client, fund and/or vehicle to employ leverage, hedging, derivatives, syndication strategies or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, geographic focus, remaining investment period, the credit/default profile of an issuer, the extent of involvement of the respective teams of investment professionals dedicated to the Manager and other Blackstone Vehicles, the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, and other considerations deemed relevant in good faith in their sole discretion). With respect to BREDS III, our Manager and its affiliates may allocate certain opportunities falling within an overlapping investment focus with us in a manner such that 50% of the amount of the investment opportunity is allocated to BREDS III, on the one hand, and to us, on the other hand, subject to variation on a case-by-case basis in circumstances where our Manager and its affiliates determine in good faith that doing so is appropriate or more equitable under the circumstances. There is no assurance, however, that any such conflicts arising out of the foregoing will be resolved in our favor. Our Manager is entitled to amend its investment objectives or guidelines at any time without prior notice or our consent.

•

Investments in Different Levels or Classes of an Issuer’s Securities. We and the Blackstone Vehicles have made and in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles. Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve us maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•

Assignment and Sharing or Limitation of Rights. We may invest alongside other Blackstone Vehicles and in connection therewith may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of our rights, including certain non-economic rights (including following the vote of other third party lenders generally or otherwise being recused with respect to certain decisions, including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.

•

Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles. We have, and in the future are likely to provide financing (1) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party), (2) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio entities and/or their underlying assets and/or (3) in other transactions or in the ordinary course, with respect to portfolio entities in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be on market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may affect the terms of such transactions or arrangements and/or may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

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

•

Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that it manages. If the amount or structure of the base management fee, incentive fee and/or our Manager’s or its affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and/or investment vehicles over us. Additionally, our Manager might be motivated to favor accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in the fund but holds investments in other Blackstone affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•

Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to the securities of a portfolio company/entity, we or the applicable Blackstone Vehicle holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

In the regular course of its investment banking business, Blackstone represents potential purchasers, sellers and other involved parties, including corporations, financial buyers, management, shareholders and institutions, with respect to assets that are suitable for investment by us. In such case, Blackstone’s client would typically require Blackstone to act exclusively on its behalf, thereby precluding us from acquiring such assets. Blackstone is under no obligation to decline any such engagement to make the investment opportunity available to us.

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

•

Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate related information technology and other industries that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies/entities. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone Vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or other funds advised by Blackstone or their portfolio companies pursuant to various arrangements including at cost or at no cost. While often we and such other Blackstone-advised funds and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.

CTIMCO, a subsidiary of Blackstone, acts as special servicer in connection with our recent CLO transaction and may act as special servicer in future securitization financing transactions. CTIMCO, in its capacity as special servicer, may be required to enforce obligations or undertake certain other actions that may conflict with our interests.

Blackstone partnered with a leading national title agency to create Lexington National Land Services, or LNLS, a title agent company. LNLS acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by us, other Blackstone Vehicles and third parties, including, from time to time, our borrowers. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in nonregulated states related to our or other Blackstone Vehicles’ investments unless (i) it is in the context of a portfolio transaction that includes properties in rate regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents,

(iii) when a third party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter and not negotiating the title policy or issuing it to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with our investments based on its equity interest in LNLS. In each case, there will be no related offset to us. As a result, while Blackstone believes the venture will provide services at or better than those provided by third parties (even in jurisdictions where insurance rates are regulated), there is an inherent conflict of interest that would incentivize us to recommend that our borrowers engage LNLS over a third party. We will not incur any expenses or receive any revenues when our borrowers engage LNLS.

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

•

Family Relationships. Certain employees and other professionals of Blackstone have family members or relatives that are actively involved in the real estate industry and/or have business, personal, financial or other relationships with companies in the real estate industry, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be employees, officers, directors or owners of companies or assets which are actual or potential investments of us or our other counterparties. Moreover, in certain instances, we may transact with companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Manager.

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

We do not own the Blackstone or BXMT name, but we may use it as part of our corporate name pursuant to a trademark license agreement with an affiliate of Blackstone. Use of the name by other parties or the termination of our trademark license agreement may harm our business.

We have entered into an amended and restated trademark license agreement, or Trademark License Agreement, with an affiliate of Blackstone pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the names “Blackstone Mortgage Trust, Inc.” and “BXMT”. Under this agreement, we have a right to use these names for so long as our Manager (or another affiliate of Blackstone TM L.L.C., or Licensor) serves as our Manager (or another managing entity) and our Manager remains an affiliate of the Licensor under the Trademark License Agreement. The Trademark License Agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice; provided that upon notification of such termination by us, the Licensor may elect to effect termination of the Trademark License Agreement immediately at any time after 30 days from the date of such notification. The Licensor and its affiliates, such as Blackstone, will retain the right to continue using the “Blackstone” and “BXMT” names. We will further be unable to preclude the Licensor from licensing or transferring the ownership of the “Blackstone” or “BXMT” names to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the Licensor, Blackstone or others. Furthermore, in the event that the Trademark License Agreement is terminated, we would be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the market place, damage any goodwill we may have generated and otherwise harm our business.

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

In August 2011, the SEC staff commenced an advance notice rulemaking initiative, indicating that it is reconsidering its interpretive policy under Section 3(c)(5)(C) and whether to advance rulemaking to define the basis for the exclusion. We cannot predict the outcome of this reconsideration or potential rulemaking initiative and its impact on our ability to rely on the exclusion. To the extent that the SEC or its staff provides more specific guidance regarding any of the matters bearing upon the requirements of Section 3(c)(5)(C) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue the strategies we have chosen.

Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. If we do not meet these requirements, we could be forced to alter our investment portfolios by selling or otherwise disposing of a substantial portion of the assets that do not satisfy the applicable requirements or by acquiring a significant position in assets that are Qualifying Interests. In the past, when required due to the mix of assets in our balance sheet portfolio, and in connection with our reliance on the Section 3(c)(5)(C) exclusion, we have purchased agency residential mortgage-backed securities that represent the entire beneficial interests in the underlying pools of whole residential mortgage loans, which are treated as Qualifying Interests based on the Division’s positions. Such investments may not represent an optimum use of capital when compared to the available investments we and our subsidiaries target pursuant to our investment strategy and present additional risks to us. We continue to analyze our investments and may acquire other pools of whole loan residential mortgage-backed securities when and if required for compliance purposes. Altering our portfolio in this manner may have an adverse effect on our investments if we are forced to dispose of or acquire assets in an unfavorable market, and may adversely affect our stock price.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Therefore, compliance with the requirements of the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

Rapid changes in the values of our other real estate-related investments may make it more difficult for us to maintain our qualification as a REIT or exclusion from regulation under the Investment Company Act.

If the market value or income potential of real estate-related investments declines, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act regulation. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification and Investment Company Act considerations.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business.

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

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

State and foreign licensing requirements will cause us to incur expenses and our failure to be properly licensed may have a material adverse effect on us and our operations.

Non-bank companies are generally required to hold licenses in a number of U.S. states and foreign jurisdictions to conduct lending activities. These licensing statutes vary from jurisdiction to jurisdiction and prescribe or impose various recordkeeping requirements; restrictions on loan origination and servicing practices, including limits on finance charges and the type, amount and manner of charging fees; disclosure requirements; requirements that licensees submit to periodic examination; surety bond and minimum specified net worth requirements; periodic financial reporting requirements; notification requirements for changes in principal officers, stock ownership or corporate control; restrictions on advertising; and requirements that loan forms be submitted for review. Obtaining and maintaining licenses will cause us to incur expenses and failure to be properly licensed under such laws or otherwise may have a material adverse effect on us and our operations.

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

The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. On February 3, 2017, President Trump signed an executive order calling for the administration to review U.S.

financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. The full scope of President Trump’s short-term legislative agenda is not yet fully known, but it may include certain deregulatory measures for the U.S. financial services industry, including changes to Financial Stability Oversight Council, the Volcker Rule and credit risk retention requirements, among other areas. In particular, on June 8, 2017, one pending bill, called the Financial CHOICE Act, or the CHOICE Act, was passed by the U.S. House of Representatives. If passed by the U.S. Senate and signed into law by President Trump, the CHOICE Act would, among other things, remove risk retention requirements for non-residential mortgage securitizations.

Operational risks may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Breaches of our network security systems could involve attacks that are intended to obtain unauthorized access to our proprietary information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses and other malicious code, cyberattacks and other means and could originate from a wide variety of sources, including unknown third parties outside the firm. Although Blackstone takes various measures to ensure the integrity of such systems, there can be no assurance that these measures will provide protection. If such systems are compromised, do not operate properly or are disabled, we could suffer financial loss, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

In addition, we are highly dependent on information systems and technology. Our information systems and technology may not continue to be able to accommodate our growth, and the cost of maintaining such systems may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on us.

Furthermore, we depend on our headquarters in New York City, where most of our Manager’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

Under the agreements that govern our 2012 strategic transactions with Blackstone, we have retained responsibility for certain liabilities of our historical investment management and special servicing business, which could be substantial.

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

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, loan loss reserves and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

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

•

unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

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

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate loans and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Therefore, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may force us to liquidate or restructure otherwise attractive investments.

In order to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary” under the Internal Revenue Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. The total value of all of our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer other than a taxable REIT subsidiary. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a properly and timely identified hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a domestic TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Internal Revenue Code. Therefore, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce our equity.

Our charter does not permit any individual (including certain entities treated as individuals for this purpose) to own more than 9.9% of our class A common stock or of our capital stock, and attempts to acquire our class A common stock or any of our capital stock in excess of this 9.9% limit would not be effective without a prior exemption from those prohibitions by our board of directors.

For us to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage, currently 9.9%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our class A common stock or our capital stock, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of the outstanding class A common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.9% of our outstanding class A common stock or our capital stock by an individual or entity could cause an individual to constructively own in excess of 9.9% of our outstanding class A common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will increase, or will not decrease, this Ownership Limit in the future. Any attempt to own or transfer shares of our class A common stock in excess of the Ownership Limit without the consent of our board of directors will result in either the shares being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.

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

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our class A common stock (at the election of each stockholder. As a publicly offered REIT, if at least 20% of the total dividend is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes). Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our class A common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our class A common stock.

Although the IRS recently addressed some of the tax aspects of such a taxable cash/stock distribution in a 2017 Revenue Procedure, no assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

Currently, the maximum tax rate applicable to qualified dividend income payable to certain non-corporate U.S. stockholders is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rate. Although this does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our class A common stock.

Under the Tax Cuts and Jobs Act, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction. Prospective investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our class A common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot make assurances that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their tax advisors with respect to the impact of recent legislation on investments in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Although REITs generally receive certain tax advantages compared to entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has duties to us and could only cause such changes in our tax treatment if it determines that such changes are in the best interest of our company.

Recently enacted tax reform legislation under the Tax Cuts and Jobs Act (the “Tax Act”) includes significant changes to the taxation of business entities. Among the numerous changes included in the legislation is a 20% deduction available to non-corporate taxpayers with respect to REIT dividends (other than capital gains dividends and qualified dividends). Moreover, under the Tax Act, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized. The impact of tax reform on your investment in us is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined under GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

Moreover, we may acquire distressed loans or other distressed debt investments that require subsequent modification by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt taxable exchange with the borrower. In certain circumstances, this deemed reissuance may prevent a portion of the modified debt from qualifying as a good REIT asset if the underlying security has declined in value and would cause us to recognize income to the extent the principal amount of the modified debt exceeds our adjusted tax basis in the unmodified debt.

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

A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, recently enacted tax reform legislation imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any domestic TRS we own will pay federal, state and local income tax on its taxable income, and its after-tax net income is available for distribution to us. Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the limitations discussed above or to avoid application of the 100% excise tax discussed above.

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

•

significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, including us, which is not necessarily related to the operating performance of these companies;

•	changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;

•	changes in the value of our portfolio;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	operating performance of companies comparable to us;

•	short-selling pressure with respect to shares of our class A common stock or REITs generally; and

•	uncertainty surrounding the strength of the U.S. economy particularly in light of budget deficit concerns and other U.S. and international political and economic affairs.

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our former chairman of the board, and his family and approved in advance the issuance of shares to W.R. Berkley. In addition, our board of directors has exempted any business combination involving Huskies Acquisition, an affiliate of Blackstone, or its affiliates as of September 27, 2012 or Blackstone and its affiliates; provided, however, that Huskies Acquisition or any of its affiliates as of September 27, 2012 and Blackstone and any of its affiliates may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or Blackstone. As a result, these parties may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally intend to distribute each year substantially all of our taxable income to holders of our class A common stock so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, debt covenants, maintenance of our REIT qualification, applicable law and other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 5.25% Convertible Senior Notes due 2018, our outstanding 4.375% Convertible Senior Notes due 2022, or other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. If we decide to issue debt or equity securities which would rank senior to our class A common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Therefore holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 42nd Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal proceedings.

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

	2017			2016
	High	Low	Dividend	High	Low	Dividend
First Quarter	$31.53	$29.76	$0.62	$27.20	$22.13	$0.62
Second Quarter	$32.47	$29.81	$0.62	$28.90	$26.02	$0.62
Third Quarter	$31.88	$30.46	$0.62	$30.46	$26.82	$0.62
Fourth Quarter	$33.08	$30.96	$0.62	$31.35	$27.89	$0.62

Total			$2.48			$2.48

The last reported sale price of our class A common stock on February 6, 2018 as reported on the NYSE composite transaction tape was $30.23. As of February 6, 2018 there were 270 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	805,799
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—	$—	805,799

(1)

The number of securities remaining for future issuances consists of an aggregate 805,799 shares issuable under our 2016 stock incentive plan and our 2016 manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

Issuer Purchases of Equity Securities

We did not purchase any shares of our class A common stock during the three months ended December 31, 2017.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-46 of this report.

	Years ended December 31,(1)
(in thousands, except per share data)	2017	2016	2015	2014	2013
Operating Data:
Interest and related income	$537,915	$497,974	$410,635	$184,766	$53,164
Interest and related expense	234,870	184,270	152,416	69,143	18,017

Income from loans and other investments, net	$303,045	$313,704	$258,219	$115,623	$35,147
Net income	$217,968	$246,440	$211,885	$100,494	$25,424
Net income attributable to Blackstone Mortgage Trust, Inc.	$217,631	$238,297	$196,829	$90,045	$15,032

Per Share Data:
Net income from continuing operations per share of common stock
Basic and diluted	$2.27	$2.53	$2.41	$1.86	$0.81
Net income per share of common stock
Basic and diluted	$2.27	$2.53	$2.41	$1.86	$0.81
Dividends declared per share of common stock	$2.48	$2.48	$2.28	$1.98	$0.72

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total assets	$10,258,825	$8,812,615	$9,376,573	$4,572,713	$2,205,782
Secured debt agreements, net	5,273,855	5,716,354	6,116,105	2,353,279	1,102,998
Convertible notes, net	563,911	166,762	164,026	161,455	159,038
Total liabilities	7,341,419	6,319,012	6,870,842	3,071,827	1,449,032
Total equity	2,917,406	2,493,603	2,505,731	1,500,886	756,750

(1)

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

2017 Highlights

Operating results:

•	Net income of $217.6 million, or $2.27 per share and Core Earnings of $245.1 million, or $2.55 per share.

•	Declared aggregate dividends of $2.48 per share in 2017. The fourth quarter dividend of $0.62 per share produced an annualized yield of 9.2% on our December 31, 2017 book value of $26.93.

Loan originations and acquisitions:

•	Loan originations and acquisitions totaled $4.8 billion during 2017, with an average loan size of $111.1 million.

•

Portfolio of 110 loans as of December 31, 2017, with a weighted-average loan-to-value ratio (as of the dates such loans were originated or acquired by us) of 61.0% and weighted-average all-in yield of 5.83%.

•	Entered into a joint venture with Walker & Dunlop to originate, hold, and finance multifamily bridge loans. The joint venture held $182.2 million of loans as of December 31, 2017.

Capital markets activity:

•	Completed an underwritten public offering of 12,420,000 shares of our class A common stock, providing aggregate net proceeds of $391.6 million.

•	Issued $402.5 million aggregate principal amount of convertible notes with a coupon rate of 4.375% and an initial conversion price of $35.67.

Portfolio financing:

•	Financing capacity of $11.7 billion as of December 31, 2017, which includes credit facilities with 9 credit providers, as well as various asset-specific financings and senior loan interests.

•	Issued collateralized loan obligations and a single asset securitization vehicle, providing an aggregate $1.3 billion of financing.

•	All-in cost of revolving repurchase facilities of L+2.12% as of December 31, 2017, providing stable, non-capital markets based mark-to-market financings.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended December 31, 2017 we recorded earnings per share of $0.59, declared a dividend of $0.62 per share, and reported $0.65 per share of Core Earnings. In addition, our book value per share as of December 31, 2017 was $26.93, an increase of $0.60 per share relative to December 31, 2016. For the year ended December 31, 2017, we recorded earnings per share of $2.27, declared aggregate dividends of $2.48 per share, and reported $2.55 per share of Core Earnings.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2017	Year Ended December 31,
		2017	2016
Net income(1)	$57,891	$217,631	$238,297
Weighted-average shares outstanding, basic and diluted	98,810,617	95,963,616	94,165,351

Net income per share, basic and diluted	$0.59	$2.27	$2.53

Dividends declared per share	$0.62	$2.48	$2.48

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2017	Year Ended December 31,
		2017	2016
Net income(1)	$57,891	$217,631	$238,297
Non-cash compensation expense	6,221	24,031	19,427
GE purchase discount accretion adjustment(2)	(483)	(1,035)	(3,662)
CT Legacy Portfolio net income	—	—	(5,949)
Other items	874	4,509	1,373

Core Earnings	$64,503	$245,136	$249,486

Weighted-average shares outstanding, basic and diluted	98,810,617	95,963,616	94,165,351

Core Earnings per share, basic and diluted	$0.65	$2.55	$2.65

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans pending the repayment of those loans.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2017	December 31, 2016
Stockholders’ equity	$2,911,066	$2,493,603
Shares
Class A common stock	107,883,860	94,540,263
Deferred stock units	197,217	169,027

Total outstanding	108,081,077	94,709,290

Book value per share	$26.93	$26.33

II. Loan Portfolio

During the year ended December 31, 2017, we originated and acquired $4.8 billion of loans. Loan fundings during the year totaled $4.1 billion, including $60.4 million of non-consolidated senior interests. Loan repayments during the year totaled $3.0 billion, including $140.0 million of non-consolidated senior interests. We generated interest income of $537.9 million and incurred interest expense of $234.9 million during the year, which resulted in $303.0 million of net interest income during the year ended December 31, 2017.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2017	Year Ended December 31, 2017
Loan originations(1)	$1,235,678	$4,804,578
Loan fundings(2)	$1,294,863	$4,133,183
Loan repayments(3)	(874,998)	(2,968,565)

Total net fundings	$419,865	$1,164,618

(1)

Includes new loan originations and additional commitments made under existing loans. Loan originations during the year ended December 31, 2017 include $4.0 million of additional commitments under related non-consolidated senior interests.

(2)	Loan fundings during the three months and year ended December 31, 2017 include $11.4 million and $60.4 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)

Loan repayments during the three months and year ended December 31, 2017 include $17.1 million and $140.0 million, respectively, of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of December 31, 2017 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	110	110	104	6
Principal balance	$10,108,226	$11,093,608	$10,421,270	$672,338
Net book value	$10,056,732	$11,039,365	$10,367,655	$671,710
Unfunded loan commitments(2)	$1,573,107	$1,612,772	$1,612,772	$—
Weighted-average cash coupon(3)	5.55%	5.38%	L+3.92%	4.64%
Weighted-average all-in yield(3)	5.95%	5.83%	L+4.33%	5.71%
Weighted-average maximum maturity (years)(4)	3.5	3.5	3.5	4.0
Loan to value (LTV)(5)	61.7%	61.0%	60.4%	70.2%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $985.4 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of December 31, 2017, our floating rate loans were indexed to various benchmark rates, with 93% of floating rate loans by loan exposure indexed to USD LIBOR based on total loan exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield for the total portfolio assume applicable floating benchmark rates as of December 31, 2017 for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2017, based on total loan exposure, 73% of our loans were subject to yield maintenance or other prepayment restrictions and 27% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of December 31, 2017:

Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.

Asset Management

We actively manage the investments in our loan portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management, collateral release approvals, and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	1	$31,842	$31,890
2	41	3,512,709	3,521,701
3	67	6,491,617	7,519,465
4	1	20,564	20,552
5	—	—	—

	110	$10,056,732	$11,093,608

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $985.4 million of such non-consolidated senior interests as of December 31, 2017.

The weighted-average risk rating of our total loan exposure was 2.7 and 2.5 as of December 31, 2017 and 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

Multifamily Joint Venture

As of December 31, 2017, our Walker & Dunlop Multifamily Joint Venture held $182.2 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2017	December 31, 2016
Credit facilities	$4,068,249	$3,572,837
GE portfolio acquisition facility	703,423	1,479,582
Asset-specific financings	518,864	679,207
Revolving credit agreement	—	—
Loan participations sold	80,706	349,633
Non-consolidated senior interests	985,382	1,029,516
Securitized debt obligations	1,292,120	—

Total portfolio financing	$7,648,744	$7,110,775

Credit Facilities

The following table details our credit facilities ($ in thousands):

	December 31, 2017
	Maximum Facility Size(1)	Collateral Assets(2)	Credit Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,680,325	$1,289,135	$1,170,801	$118,334
MetLife	1,000,000	1,039,231	807,164	807,164	—
Bank of America	750,000	765,049	573,542	573,542	—
JP Morgan(4)	500,000	579,218	443,496	319,755	123,741
Société Générale(5)	480,200	373,181	300,871	300,871	—
Deutsche Bank	500,000	399,203	295,743	295,743	—
Citibank(6)	800,125	455,433	354,354	240,881	113,473
Morgan Stanley(7)	675,650	591,168	456,344	216,044	240,300
Bank of America – Multi. JV(8)	200,000	106,950	85,560	85,560	—
Goldman Sachs – Multi. JV(8)	250,000	75,225	57,888	57,888	—

	$7,155,975	$6,064,983	$4,664,097	$4,068,249	$595,848

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)	As of December 31, 2017, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pounds Sterling borrowings are contemplated.
(5)

As of December 31, 2017, the Société Générale maximum facility size was composed of a €400.0 million facility size, which translated to $480.2 million as of such date. Borrowings denominated in U.S. Dollars, British Pounds Sterling, and Euros are contemplated under this facility.

(6)

As of December 31, 2017, the Citibank maximum facility size was composed of a $500.0 million facility denominated in U.S. Dollars plus a €250.0 million facility, which translated to $300.1 million as of such date, which contemplated borrowings denominated in British Pounds Sterling and Euros.

(7)

As of December 31, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size, which translated to $675.7 million as of such date. Borrowings denominated in U.S. Dollars, British Pounds Sterling, and Euros are contemplated under this facility.

(8)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our credit facilities was $4.1 billion for the year ended December 31, 2017. As of December 31, 2017, we had aggregate borrowings of $4.1 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.12% per annum, and a weighted-average advance rate of 78.7%. As of December 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of a portfolio of loans from GE, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of December 31, 2017, this facility provided for $816.3 million of financing, of which $703.4 million was outstanding and an additional $112.9 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of December 31, 2017, those borrowings were denominated in U.S. Dollars and Canadian Dollars. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings under the GE portfolio acquisition facility of $703.4 million and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.72% per annum as of December 31, 2017.

Asset-Specific Financings

The following table details our asset-specific financings ($ in thousands):

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$682,259	$677,296	L+4.76%	n/a	Dec. 2020
Financing provided(4)	6	$518,864	$517,088	L+2.50%	$162,475	Dec. 2020

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

During the year ended December 31, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $30.7 million and we recorded interest expense of $3.0 million, including $829,000 of amortization of deferred fees and expenses. As of December 31, 2017, we had no borrowings outstanding under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$141,119	$138,907	L+5.94%	n/a	Feb. 2022
Senior participation(3)	1	80,706	80,415	L+4.14%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of December 31, 2017, our loan participation sold was non-recourse to us.
(3)	During the year ended December 31, 2017, we recorded $10.1 million of interest expense related to our loan participations sold, of which $8.4 million was paid in cash.

Refer to Note 7 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2017 ($ in thousands):

	December 31, 2017
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee	Wtd. Avg. Term
Total loan	3	$1,200,003	n/a	6.14%	n/a	Sept. 2021
Senior participation	3	985,382	n/a	4.54%	n/a	Sept. 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	December 31, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	5.16%	Nov. 2021
Financing provided	1	817,500	808,083	L+1.76%	June 2035
Single Asset Securitization
Collateral assets(3)	1	656,406	652,880	L+3.60%	June 2023
Financing provided	1	474,620	474,328	L+1.94%	June 2033
Total
Collateral assets	32	$1,656,406	$1,652,880	5.17%

Financing provided(4)	2	$1,292,120	$1,282,411	L+1.83%

(1)

As of December 31, 2017, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the year ended December 31, 2017, we recorded $8.5 million of interest expense related to our securitized debt obligations.

Refer to Notes 8 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2017, 94% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2017, the remaining 6% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of December 31, 2017 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$9,642,606	£268,663	€109,680	C$	356,950
Floating rate debt(1)(2)(3)	(6,635,529)	(140,771)	(66,144)		(313,692)

Net floating rate exposure(4)	$3,007,077	£127,892	€43,536	C$	43,258

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.1 million ($86.0 million as of December 31, 2017) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$23.4 million to limit our exposure to increases in interest rates.

Convertible Notes

As of December 31, 2017, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
November 2013	$172,500	5.25%	5.87%	December 1, 2018
May 2017	402,500	4.38%	4.85%	May 5, 2022

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2017, 2016, and 2015 ($ in thousands, except per share data):

	Year Ended December 31,		2017 vs 2016	Year Ended December 31,		2016 vs 2015
	2017	2016		$2016	2015	$
Income from loans and other investments
Interest and related income	$537,915	$497,974	$39,941	$497,974	$410,635	$87,339
Less: Interest and related expenses	234,870	184,270	50,600	184,270	152,416	31,854

Income from loans and other investments, net	303,045	313,704	(10,659)	313,704	258,219	55,485
Other expenses
Management and incentive fees	54,841	55,959	(1,118)	55,959	42,886	13,073
General and administrative expenses	29,922	27,716	2,206	27,716	36,709	(8,993)

Total other expenses	84,763	83,675	1,088	83,675	79,595	4,080
Gain on investments at fair value	—	13,420	(13,420)	13,420	21,967	(8,547)
Income from equity investment in unconsolidated subsidiary	—	3,187	(3,187)	3,187	11,798	(8,611)

Income before income taxes	218,282	246,636	(28,354)	246,636	212,389	34,247
Income tax provision	314	196	118	196	504	(308)

Net income	217,968	246,440	(28,472)	246,440	211,885	34,555

Net income attributable to non-controlling interests	(337)	(8,143)	7,806	(8,143)	(15,056)	6,913

Net income attributable to Blackstone Mortgage Trust, Inc.	$217,631	$238,297	$(20,666)	$238,297	$196,829	$41,468

Net income per share – basic and diluted	$2.27	$2.53	$(0.26)	$2.53	$2.41	$0.12
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.28	$0.20

Income from loans and other investments, net

Income from loans and other investments, net decreased $10.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to the decrease in non-recurring prepayment fee income and an increase in interest expense as a result of the convertible debt we issued in 2017.

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

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $1.1 million during the year ended December 31, 2017 compared to the year ended December 31, 2016 due to (i) $4.5 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, (ii) an increase of $650,000 of management fees payable to our Manager, and (iii) an increase of $243,000 of general operating expenses. These were offset by (i) a decrease of $2.6 million of compensation expenses associated with our CT Legacy Portfolio incentive plans, and (ii) a decrease of $1.8 million of incentive fees payable to our Manager, primarily as a result of a decrease in Core Earnings.

Other expenses increased by $4.1 million during the year ended December 31, 2016 compared to the year ended December 31, 2015 due to (i) an increase of $7.3 million of incentive fees payable to our Manager, primarily as a result of Core Earnings (before any incentive fees) exceeding the performance hurdle, (ii) $6.1 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $5.8 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock in 2015. These were offset by (i) a decrease of $9.6 million of transaction costs related the GE loan portfolio acquisition, (ii) a decrease of $4.9 million of compensation expenses associated with our CT Legacy Portfolio incentive plans, and (iii) a decrease of $570,000 of general operating expenses.

Gain on investments at fair value

During the years ended December 31, 2016 and 2015, we recognized $13.4 million and $22.0 million, respectively, of net gains on investments held by CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Income from equity investment in unconsolidated subsidiary

During the years ended December 31, 2016 and 2015, we recognized a $3.2 million gain and an $11.8 million gain, respectively, related to our promote interest from CTOPI. The investment in CTOPI was fully realized as of December 31, 2016.

Net income attributable to non-controlling interests

During the year ended December 31, 2017, our non-controlling interests related to our Multifamily Joint Venture. During the years ended December 31, 2016 and 2015, our non-controlling interests related to CT Legacy Partners. In each case, the non-controlling interests represent the portion of the consolidated entity’s net income that is not owned by us.

During the year ended December 31, 2017, we recorded $337,000 of net income attributable to non-controlling interests related to our Multifamily Joint Venture. During the years ended December 31, 2016 and 2015, we recorded $8.1 million and $15.1 million, respectively, of net income attributable to non-controlling interests which related to the gain on investments at fair value recognized by CT Legacy Partners during both periods.

Dividends per share

During the year ended December 31, 2017, we declared aggregate dividends of $2.48 per share, or $243.3 million. During 2016, we declared aggregate dividends of $2.48 per share, or $233.3 million. During 2015, we declared aggregate dividends of $2.28 per share, or $194.8 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2017 and 2016 ($ in thousands, except per share data):

	Three Months Ended December 31,		2017 vs 2016
	2017	2016	$
Income from loans and other investments
Interest and related income	$146,127	$116,288	$29,839
Less: Interest and related expenses	65,953	44,451	21,502

Income from loans and other investments, net	80,174	71,837	8,337
Other expenses
Management and incentive fees	14,284	12,798	1,486
General and administrative expenses	7,702	6,726	976

Total other expenses	21,986	19,524	2,462
Gain on investments at fair value	—	6	(6)
Income from equity investment in unconsolidated subsidiary	—	995	(995)

Income before income taxes	58,188	53,314	4,874
Income tax provision (benefit)	48	(85)	133

Net income	58,140	53,399	4,741

Net income attributable to non-controlling interests	(249)	(24)	(225)

Net income attributable to Blackstone Mortgage Trust, Inc.	$57,891	$53,375	$4,516

Net income per share – basic and diluted	$0.59	$0.57	$0.02
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net

Income from loans and other investments, net increased $8.3 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The increase was primarily due to the increase in the weighted-average principal balance of our loan portfolio, which increased by $1.2 billion for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. This was partially offset by additional interest expense incurred on our financing arrangements, the weighted-average principal balance of which increased by $1.1 billion for the three months ended December 31, 2017 compared to the three months ended December 31, 2016.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $2.5 million during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to (i) $1.2 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, (ii) an increase of $1.0 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (iii) an increase of $438,000 of management fees payable to our Manager, and (iv) an increase of $155,000 of general operating expenses. These were offset by a decrease of $444,000 of compensation expenses associated with our CT Legacy Portfolio incentive plans.

Gain on investments at fair value

During the three months ended December 31, 2016 we recognized $6,000 of net gains on investments held by CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Income from equity investment in unconsolidated subsidiary

During the three months ended December 31, 2016 we recognized a $995,000 gain related to our promote interest from CTOPI. The investment in CTOPI was fully realized as of December 31, 2016.

Net income attributable to non-controlling interests

During the three months ended December 31, 2017, our non-controlling interests related to our Multifamily Joint Venture. During the three months ended December 31, 2016 our non-controlling interests related to CT Legacy Partners. In each case, the non-controlling interests represent the portion of the consolidated entity’s net income that is not owned by us.

During the three months ended December 31, 2017, we recorded $249,000 of net income attributable to non-controlling interests related to our Multifamily Joint Venture. During the three months ended December 31, 2016 we recorded $24,000 of net income attributable to non-controlling interests which related to the gain on investments at fair value recognized by CT Legacy Partners.

Dividends per share

During the three months ended December 31, 2017, we declared aggregate dividends of $0.62 per share, or $66.9 million. During the three months ended December 31, 2016, we declared aggregate dividends of $0.62 per share, or $58.6 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of December 31, 2017, we had 107,883,860 shares of our class A common stock outstanding representing $2.9 billion of stockholders’ equity, $5.3 billion of outstanding borrowings under secured debt agreements, and $575.0 million of Convertible Notes outstanding.

As of December 31, 2017, our secured debt agreements consisted of credit facilities with an outstanding balance of $4.1 billion, the GE portfolio acquisition facility with an outstanding balance of $703.4 million, and $518.9 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of December 31, 2017 we had $80.7 million of loan participations sold and $985.4 million of non-consolidated senior interests outstanding. In addition, as of December 31, 2017, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our collateralized loan obligation, or the CLO, and our single asset securitization vehicle, or Single Asset Securitization.

See Notes 6, 7, 8 and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2017	December 31, 2016
Debt-to-equity ratio(1)	2.0x	2.3x
Total leverage ratio(2)	2.8x	2.9x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our credit facilities and revolving credit agreement, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$69,654	$75,567
Available borrowings under secured debt agreements	595,848	578,096
Loan principal payments held by servicer, net(1)	15,763	670

	$681,265	$654,333

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,996,926 shares of class A common stock were available for issuance as of December 31, 2017, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of December 31, 2017. Refer to Note 11 to our consolidated financial statements for additional details.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2017 were as follows ($ in thousands):

	Total Obligation	Payment Timing
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(1)	$1,573,107	$177,518	$1,340,589	$$55,000	$—
Principal payments under secured debt agreements(2)	5,290,536	1,602,081	3,624,897	63,558	—
Principal payments on convertible notes	575,000	172,500	—	402,500	—
Interest payments(2)(3)	364,731	192,426	146,813	25,492	—

Total(4)	$7,803,374	$2,144,525	$5,112,299	$546,550	$—

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)	The allocation of our secured debt agreements for both principal and interest payments is based on the current maturity date of each individual borrowing under the respective agreement.
(3)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of December 31, 2017 will remain constant into the future. This is only an estimate as actual amounts borrowed and rates will vary over time.

(4)

Total does not include $80.7 million of loan participations sold, $985.4 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	For the years ended December 31,
	2017	2016	2015
Cash flows provided by operating activities	$227,461	$236,652	$171,394
Cash flows (used in) provided by investing activities	(780,752)	434,087	(4,823,020)
Cash flows provided by (used in) financing activities	574,742	(699,597)	4,694,118

Net increase (decrease) in cash, cash equivalents, and restricted cash	$21,451	$(28,858)	$42,492

We experienced a net increase in cash, cash equivalents, and restricted cash of $21.5 million for the year ended December 31, 2017, compared to a net decrease of $28.9 million for the year ended December 31, 2016. During 2017, we (i) collected $2.8 billion of proceeds from loan principal repayments, (ii) received $817.5 million of proceeds from the issuance of collateralized loan obligations, (iii) received $394.6 million of net proceeds from the issuance of convertible notes, and (iv) received $391.6 million of net proceeds from the issuance of class A common stock. We used the proceeds from our loan repayments and financing activities to (i) fund $3.6 billion of new loans during 2017 and (ii) repay a net $471.9 million under secured debt agreements.

We experienced a net decrease in cash, cash equivalents, and restricted cash of $28.9 million for the year ended December 31, 2016, compared to a net increase of $42.5 million for the year ended December 31, 2015. During 2016, we collected $3.5 billion of proceeds from loan principal repayments. We used the proceeds from our loan repayments to (i) originate $3.2 billion of new loans during 2016 and (ii) repay a net $348.9 million under secured debt agreements.

Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 6 and 7 to our consolidated financial statements for additional discussion of our secured debt agreements and loan participations sold.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2017 and 2016, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2017, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Refer to Note 2 to our consolidated financial statements for the complete listing and description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2017 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	5/11/2017	$752.6	$656.4	$652.9	L + 3.40%	L + 3.60%	6/10/2023	Northern Virginia	Office	$321 / sqft	62%	3
2	Senior loan(3)	5/15/2015	590.0	545.1	92.3	L + 4.25%	L + 4.69%	5/15/2020	Miami	Retail	691 / sqft	36%	3
3	Senior loan(3)	8/6/2015	499.1	499.1	90.6	4.49%	5.82%	10/29/2022	Diversified-EUR	Other	n/a	71%	3
4	Senior loan	1/7/2015	315.0	294.6	294.0	L + 3.50%	L + 3.71%	1/9/2021	New York	Office	252 / sqft	53%	2
5	Senior loan	5/1/2015	320.3	294.5	294.2	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	375 / sqft	68%	3
6	Senior loan	3/31/2017	258.4	241.5	239.5	L + 4.15%	L + 4.54%	4/9/2022	Maui	Hotel	318,182 / key	75%	3
7	Senior loan	6/4/2015	229.9	229.9	232.4	L + 4.20%	L + 4.22%	3/18/2021	Diversified-CAN	Hotel	38,623 / key	54%	2
8	Senior loan	12/22/2017	225.0	225.0	222.8	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	326,087 / unit	65%	3
9	Senior loan	6/23/2015	222.1	215.3	214.9	L + 3.65%	L + 3.98%	5/8/2022	Washington DC	Office	241 / sqft	72%	2
10	Senior loan	2/25/2014	210.0	210.0	208.9	L + 4.25%	L + 4.70%	3/9/2021	Diversified-US	Hotel	110,352 / key	58%	2
11	Senior loan	8/3/2016	275.9	199.7	198.2	L + 4.66%	L + 5.22%	8/9/2021	New York	Office	275 / sqft	57%	3
12	Senior loan	8/19/2016	200.0	189.8	189.7	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	580 / sqft	69%	3
13	Senior loan	4/15/2016	200.0	188.8	188.4	L + 4.25%	L + 4.86%	5/9/2021	New York	Office	176 / sqft	40%	3
14	Senior loan	12/22/2016	204.5	175.0	173.9	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	246 / sqft	66%	3
15	Senior loan	8/17/2016	187.0	169.0	167.9	L + 3.75%	L + 4.13%	9/9/2021	San Francisco	Office	498 / sqft	65%	3
16	Senior loan	3/8/2016	181.1	168.7	167.2	L + 3.55%	L + 3.85%	3/9/2021	Orange County	Office	211 / sqft	52%	3
17	Senior loan	8/31/2017	183.0	165.5	163.9	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	196 / sqft	64%	3
18	Senior loan	5/16/2017	189.2	165.1	163.5	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	124 / sqft	59%	3
19	Senior loan	6/3/2016	160.0	160.0	160.0	L + 4.42%	L + 4.42%	6/9/2021	Los Angeles	Office	86 / sqft	41%	2
20	Senior loan	11/30/2017	197.4	159.1	157.2	L + 3.80%	L + 4.20%	12/9/2022	San Jose	Office	264 / sqft	64%	3
21	Senior loan(3)	6/30/2015	158.7	155.7	30.7	L + 4.75%	L + 5.21%	8/15/2022	San Francisco	Condo	788 / sqft	60%	3
22	Senior loan	2/17/2017	150.0	150.0	148.9	L + 4.65%	L + 5.04%	3/9/2022	Honolulu	Hotel	240,770 / key	65%	3
23	Senior loan	10/5/2016	145.5	142.3	141.6	L + 4.35%	L + 4.84%	10/9/2021	Diversified-US	Hotel	53,669 / key	61%	2
24	Senior loan	2/12/2016	225.0	141.3	139.0	L + 5.75%	L + 7.17%	2/11/2021	Seattle	Office	187 / sqft	48%	3
25	Senior loan	1/26/2017	288.0	141.1	138.9	L + 5.50%	L + 5.94%	2/9/2022	Boston	Office	379 / sqft	42%	2
26	Senior loan	10/30/2013	140.0	140.0	139.9	L + 4.38%	L + 4.54%	9/9/2020	San Francisco	Hotel	209,581 / key	66%	2
27	Senior loan	8/23/2017	165.0	135.9	134.4	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	276 / sqft	74%	3
28	Senior loan	1/30/2014	133.4	133.4	132.5	L + 4.30%	L + 5.83%	6/1/2018	New York	Hotel	212,341 / key	38%	2
29	Senior loan	10/26/2016	129.4	129.4	128.6	L + 4.20%	L + 4.57%	11/9/2021	Oakland	Office	136 / sqft	72%	2
30	Senior loan	11/14/2017	128.5	128.5	127.3	L + 3.80%	L + 4.16%	12/9/2022	Huntington Beach	Hotel	514,000 / key	57%	3
31	Senior loan	12/21/2017	182.5	127.5	125.7	L + 3.25%	L + 3.68%	1/9/2023	Atlanta	Office	96 / sqft	51%	3
32	Senior loan	6/29/2017	141.1	122.3	121.2	L + 3.35%	L + 3.77%	7/9/2022	Torrance	Multi	241,781 / unit	68%	3
33	Senior loan	11/2/2017	140.0	120.0	118.7	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	158 / sqft	69%	3
34	Senior loan	10/17/2016	116.2	116.2	115.5	L + 3.95%	L + 3.98%	10/21/2021	Diversified-UK	Other	160 / sqft	73%	3
35	Senior loan	12/9/2014	131.2	111.2	110.9	L + 3.65%	L + 3.80%	12/9/2021	Diversified-US	Office	79 / sqft	65%	2
36	Senior loan	2/20/2014	110.0	110.0	109.7	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	161 / sqft	74%	2
37	Senior loan	2/18/2016	108.1	108.1	108.0	L + 3.75%	L + 4.41%	4/20/2019	London-UK	Office	918 / sqft	44%	3
38	Senior loan	7/28/2016	119.0	105.2	104.6	L + 3.60%	L + 4.00%	8/9/2021	Atlanta	Office	167 / sqft	70%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
39	Senior loan	6/24/2015	107.3	104.9	104.7	L + 4.25%		L + 4.62%		7/9/2020	Honolulu	Hotel	176,048 / key	67%	2
40	Senior loan	4/27/2016	100.8	100.8	100.8	L + 4.35%		L + 5.02%		5/9/2021	Chicago	Office	133 / sqft	74%	2
41	Senior loan	1/22/2016	128.5	99.9	99.4	L + 4.25%		L + 4.69%		2/9/2021	Los Angeles	Retail	259 / sqft	64%	3
42	Senior loan	6/23/2015	95.4	95.4	97.7	L + 4.30%		L + 4.80%		1/27/2018	Diversified-US	Other	235,619 / unit	57%	3
43	Senior loan	3/10/2016	98.5	91.8	91.4	L + 4.10%		L + 4.52%		4/9/2021	Chicago	Multi	632,954 / unit	63%	3
44	Senior loan	1/31/2017	134.8	91.7	90.7	L + 5.00%		L + 5.48%		2/9/2022	Boston	Other	497 / sqft	60%	3
45	Senior loan	5/16/2014	100.0	91.6	91.2	L + 3.85%		L + 4.21%		4/9/2022	Miami	Office	197 / sqft	67%	3
46	Senior loan	7/23/2014	90.0	89.6	89.4	L + 3.85%		L + 4.05%		7/9/2020	Atlanta	Office	179 / sqft	43%	2
47	Senior loan	2/18/2015	89.9	85.6	85.6	L + 3.75%		L + 3.75%		3/9/2020	Diversified-CA	Office	177 / sqft	71%	2
48	Senior loan	5/22/2014	95.3	85.1	85.0	L + 3.75%		L + 4.07%		6/15/2021	Orange County	Office	149 / sqft	67%	2
49	Senior loan	7/11/2014	87.2	82.2	81.8	L + 3.55%		L + 3.83%		8/9/2020	Chicago	Office	157 / sqft	65%	2
50	Senior loan	10/28/2014	85.0	82.1	81.9	L + 3.75%		L + 4.01%		11/9/2019	New York	Retail	1,534 / sqft	78%	2
51	Senior loan	2/12/2016	100.0	81.2	81.2	L + 4.15%		L + 4.68%		3/9/2021	Long Island	Office	121 / sqft	65%	3
52	Senior loan	5/1/2015	83.5	81.0	80.9	L + 3.95%		L + 4.31%		5/9/2020	Maryland	Hotel	207,733 / key	67%	2
53	Senior loan	6/23/2015	80.7	80.7	81.0	L + 3.65%		L + 4.09%		2/28/2018	Diversified-US	Hotel	68,270 / key	83%	2
54	Senior loan	2/27/2015	102.2	76.1	75.4	L + 3.55%		L + 3.91%		4/28/2022	Chicago	Office	156 / sqft	65%	2
55	Senior loan	8/18/2017	83.7	74.4	73.8	L + 4.10%		L + 4.46%		8/18/2022	Brussels	Office	118 / sqft	59%	3
56	Senior loan	6/4/2015	76.9	73.4	74.1	5.13	%(6)	5.42	%(6)	3/28/2019	Diversified-CAN	Retail	42 / sqft	74%	3
57	Senior loan	3/31/2017	91.2	70.5	69.8	L + 4.30%		L + 4.88%		4/9/2022	New York	Office	346 / sqft	64%	3
58	Senior loan	9/1/2017	76.0	66.5	65.8	L + 4.15%		L + 4.58%		9/9/2021	New York	Condo	699 / sqft	64%	3
59	Senior loan	10/6/2014	67.0	65.4	65.3	L + 4.35%		L + 4.61%		10/9/2019	Long Island	Hotel	106,407 / key	56%	3
60	Senior loan	6/29/2016	75.4	65.0	64.6	L + 3.65%		L + 4.08%		7/9/2021	Fort Lauderdale	Office	251 / sqft	64%	3
61	Senior loan	11/30/2016	79.0	63.9	63.4	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	1,263 / sqft	54%	3
62	Senior loan	5/11/2017	135.9	63.4	62.2	L + 3.40%		L + 3.91%		6/10/2023	Northern Virginia	Office	147 / sqft	38%	2
63	Senior loan	3/11/2014	65.0	62.1	62.1	L + 4.50%		L + 4.77%		4/9/2019	New York	Multi	698,177 / unit	65%	3
64	Senior loan	5/9/2017	73.7	60.1	59.5	L + 3.85%		L + 4.30%		5/9/2022	New York	Multi	361,850 / unit	67%	3
65	Senior loan	7/13/2017	86.3	60.0	59.2	L + 3.75%		L + 4.18%		8/9/2022	Honolulu	Hotel	192,926 / key	66%	3
66	Senior loan	1/13/2014	60.0	60.0	59.7	L + 3.45%		L + 4.89%		6/9/2020	New York	Office	284 / sqft	53%	2
67	Senior loan	11/28/2013	63.5	58.8	58.9	L + 4.15%		L + 5.07%		1/20/2020	London-UK	Office	720 / sqft	58%	3
68	Senior loan	6/29/2017	64.2	57.5	56.9	L + 3.40%		L + 3.71%		7/9/2023	New York	Multi	167,638 / unit	69%	3
69	Senior loan	10/6/2017	55.9	54.4	54.0	L + 2.95%		L + 3.21%		10/9/2022	Nashville	Multi	97,077 / unit	74%	3
70	Senior loan	9/9/2014	56.0	52.5	52.4	L + 4.00%		L + 4.25%		9/9/2019	Ft. Lauderdale	Office	151 / sqft	71%	2
71	Senior loan	11/23/2016	55.4	50.8	50.4	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	211,682 / unit	65%	3
72	Senior loan	11/1/2017	52.1	50.6	50.2	L + 2.95%		L + 3.21%		11/9/2022	Denver	Multi	150,545 / unit	74%	3
73	Senior loan	5/20/2015	58.0	49.5	49.5	5.28	%(6)	5.56	%(6)	6/30/2019	Charlotte	Office	97 / sqft	71%	3
74	Senior loan	12/27/2016	57.2	49.5	49.1	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	1,260,476 / unit	64%	3
75	Senior loan	11/19/2015	48.7	45.9	45.8	L + 4.00%		L + 4.50%		10/9/2018	New York	Office	1,178 / sqft	57%	3
76	Senior loan	9/22/2016	46.0	45.5	45.4	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
77	Senior loan	2/9/2017	47.0	44.8	44.4	L + 4.50%		L + 4.98%		2/9/2022	London	Office	732 / sqft	69%	3
78	Senior loan	5/20/2015	45.0	44.0	43.8	L + 3.00%		L + 3.32%		11/1/2022	Los Angeles	Office	205 / sqft	59%	2
79	Senior loan	8/29/2017	51.2	43.5	43.0	L + 3.10%		L + 3.52%		10/9/2022	Southern California	Industrial	91 / sqft	65%	3
80	Senior loan	10/6/2017	41.1	41.0	40.7	L + 2.95%		L + 3.20%		10/9/2022	Las Vegas	Multi	138,345 / unit	77%	3
81	Senior loan	10/30/2017	41.0	41.0	40.9	L + 3.95%		L + 4.37%		5/1/2019	Washington DC	Multi	149,635 / unit	59%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
82	Senior loan	9/1/2016	40.8	40.8	40.8	L + 4.35%	L + 4.96%	9/1/2021	Atlanta	Multi	220,719 / unit	72%	3
83	Senior loan	6/26/2015	42.1	39.3	39.3	L + 3.75%	L + 3.76%	7/9/2020	San Diego	Office	179 / sqft	73%	2
84	Senior loan	11/17/2014	38.2	38.2	38.1	L + 5.50%	L + 5.76%	12/9/2019	Diversified-CAN	Office	61 / sqft	53%	2
85	Senior loan	8/25/2015	43.8	37.4	37.3	L + 4.50%	L + 4.76%	9/9/2018	Los Angeles	Office	166 / sqft	46%	3
86	Senior loan	10/22/2015	35.1	35.1	35.1	L + 4.50%	L + 4.76%	10/22/2018	London-UK	Office	2,654 / sqft	64%	3
87	Senior loan	6/12/2014	34.6	34.6	34.4	L + 4.00%	L + 4.23%	6/30/2020	Los Angeles	Office	39 / sqft	44%	2
88	Senior loan	10/6/2017	34.8	34.5	34.3	L + 2.95%	L + 3.20%	10/9/2022	Las Vegas	Multi	119,895 / unit	75%	3
89	Senior loan	11/15/2017	34.0	34.0	33.9	L + 4.35%	L + 4.83%	6/1/2019	Sacramento	Multi	193,182 / unit	63%	2
90	Senior loan	7/14/2017	32.8	32.8	32.8	L + 4.35%	L + 4.60%	8/1/2018	Davis	Multi	215,461 / unit	69%	2
91	Senior loan	4/17/2015	32.4	32.4	32.4	L + 4.50%	L + 4.95%	4/20/2020	Hague-NL	Hotel	105,926 / key	71%	2
92	Senior loan	5/20/2015	36.4	31.9	31.8	L + 3.60%	L + 4.08%	7/11/2019	Los Angeles	Office	386 / sqft	46%	1
93	Senior loan	5/28/2015	48.6	31.6	31.4	L + 4.00%	L + 4.53%	6/30/2020	Los Angeles	Office	36 / sqft	53%	2
94	Senior loan	2/28/2014	26.0	26.0	26.0	L + 4.00%	L + 4.26%	3/9/2019	Phoenix	Other	123,223 / unit	69%	2
95	Senior loan	5/8/2017	80.0	25.6	24.8	L + 3.75%	L + 4.59%	5/8/2022	Washington DC	Office	119 / sqft	73%	3
96	Senior loan	6/18/2014	24.8	24.8	24.8	L + 4.00%	L + 4.43%	7/20/2019	Diversified-NL	Office	64 / sqft	69%	3
97	Senior loan	12/15/2017	22.5	22.5	22.1	L + 3.25%	L + 4.31%	12/9/2020	Diversified-US	Hotel	8,465 / key	50%	2
98	Senior loan	6/4/2015	21.0	21.0	20.8	4.50%	5.06%	12/23/2021	Montreal-CAN	Office	57 / sqft	45%	2
99	Senior loan	5/28/2015	20.6	20.6	20.6	L + 3.95%	L + 5.65%	3/31/2019	Pittsburgh	Hotel	92,161 / key	71%	4
100	Senior loan	6/4/2015	18.0	18.0	18.1	4.63%	4.95%	3/1/2019	Ontario-CAN	Other	52,959 / unit	59%	2
101	Senior loan	6/4/2015	17.1	17.1	17.2	5.20%	5.55%	9/4/2020	Diversified-CAN	Other	3,727 / unit	61%	2
102	Senior loan	11/2/2017	17.9	16.1	16.1	L + 3.90%	L + 4.23%	11/1/2020	Phoenix	Multi	61,923 / unit	59%	3
103	Senior loan	6/4/2015	15.5	14.7	15.3	L + 4.50%	L + 4.44%	1/12/2018	Toronto-CAN	Office	88 / sqft	58%	2
104	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.60%	11/1/2021	Houston	Multi	110,714 / unit	56%	3
105	Senior loan	9/6/2017	13.3	13.3	13.3	L + 4.25%	L + 5.17%	4/1/2019	Austin	Multi	127,644 / unit	67%	3
106	Senior loan	7/13/2017	13.1	13.1	13.1	L + 4.50%	L + 4.88%	2/1/2020	Orlando	Multi	60,648 / unit	72%	2
107	Senior loan	7/21/2017	10.7	10.7	10.7	L + 4.50%	L + 4.76%	8/1/2018	Phoenix	Multi	72,297 / unit	72%	3
108	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.00%	L + 5.32%	7/1/2019	Phoenix	Multi	56,154 / unit	78%	3
109	Senior loan	7/20/2017	193.2	2.3	0.4	L + 5.10%	L + 6.06%	8/9/2022	Oakland	Office	4 / sqft	58%	3
110	Senior loan	9/22/2017	91.0	0.0	(0.9)	L + 5.25%	L + 5.98%	10/9/2022	Oakland	Multi	0 / unit	47%	3

			$12,706.4	$11,093.6	$10,056.7	5.38%	5.83%	3.5 yrs				61%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2017, three loans in our portfolio have been financed with an aggregate $985.4 million of non-consolidated senior interest, which are included in the table above.

(4)

As of December 31, 2017, our floating rate loans were indexed to various benchmark rates, with 93% of floating rate loans by loan exposure indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2017, 94% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2017, the remaining 6% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve-month period following December 31, 2017, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Subject to Interest		25 Basis Point	25 Basis Point	50 Basis Point	50 Basis Point
Currency	Rate Sensitivity(1)(2)		Increase	Decrease	Increase	Decrease
USD	$9,642,606	Interest income	$24,107	$(24,050)	$48,213	$(46,744)
	(6,635,529)	Interest expense	(16,589)	16,589	(33,046)	33,178

	$3,007,077	Total	$7,518	$(7,461)	$15,167	$(13,566)

GBP	$363,044	Interest income	$908	$(908)	$1,815	$(1,815)
	(190,224)	Interest expense	(476)	476	(951)	951

	$172,820	Total	$432	$(432)	$864	$(864)

EUR	$131,671	Interest income	$—	$—	$225	$—
	(79,406)	Interest expense	(199)	199	(397)	397

	$52,265	Total	$(199)	$199	$(172)	$397

CAD(3)	$283,947	Interest income	$710	$(710)	$1,420	$(1,420)
	(249,536)	Interest expense	(624)	624	(1,240)	1,248

	$34,411	Total	$86	$(86)	$180	$(172)

		Total	$7,837	$(7,780)	$16,039	$(14,205)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.1 million ($86.0 million as of December 31, 2017) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of December 31, 2017, 6% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following tables outline our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	December 31, 2017
Foreign currency assets(1)	£652,211	€146,570	C$	528,739
Foreign currency liabilities(1)	(443,599)	(66,682)		(422,319)
Foreign currency contracts – notional	(112,700)	—		(95,100)

Net exposure to exchange rate fluctuations	£95,912	€79,888	C$	11,320

(1)	Balances include non-consolidated senior interests of £302.0 million.

	December 31, 2016
Foreign currency assets(1)	£1,113,124	€276,407	C$	660,747
Foreign currency liabilities(1)	(880,081)	(150,199)		(527,981)
Foreign currency contracts – notional	(141,900)	(44,900)		(122,900)

Net exposure to exchange rate fluctuations	£91,143	€81,308	C$	9,866

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $28.2 million and $9.6 million, respectively, as of December 31, 2017. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-46. See accompanying Index to the Consolidated Financial Statements on page F-1. The supplementary financial data required by Item 302 of Regulation S-K appears in Note 19 to the consolidated financial statements.

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

Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2017, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2017, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2017, which is included herein.

ITEM 9B.	OTHER INFORMATION

The following is a summary of additional material United States federal income tax considerations with respect to Blackstone Mortgage Trust. This discussion is being included in this Annual Report on Form 10-K for incorporation by reference into the Company’s Registration Statements on Form S-3 (No. 333-212769) (the

“Form S-3”) and on Form S-8 (File Nos. 333-39743, 333-144929, 333-179668, 333-189806 and 333-212112), the prospectus filed as part of the Form S-3, and any applicable prospectus supplements thereto. This discussion supplements and updates the discussions contained in, or incorporated by reference into, the prospectus filed as part of the Form S-3, and any applicable prospectus supplements thereto, under the heading “Material United States Federal Income Tax Considerations,” and supersedes such discussions to the extent inconsistent with such discussions.

ADDITIONAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The Tax Cuts and Jobs Act

Enactment of the Tax Act

On December 22, 2017, the federal tax legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed into law. The Tax Act makes major changes to the Internal Revenue Code, including several provisions of the Internal Revenue Code that affect the taxation of real estate investment trusts and holders of their securities. The most significant of these provisions are described below. The individual and collective impact of these changes on REITs such as the Company and their security holders is uncertain, and may not become evident for some period. Prospective investors should consult their tax advisors regarding the implications of the Tax Act on the Company and their investment.

Pass-Through Business Income Tax Rate Lowered through Deduction

Under the Tax Act, United States holders that are individuals, trusts or estates generally may deduct 20% of “qualified REIT dividends” (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income eligible for capital gain tax rates). The overall deduction is limited to 20% of the sum of the taxpayer’s taxable income (less net capital gain) and certain cooperative dividends, subject to further limitations based on taxable income. The deduction, if allowed in full, equates to a maximum effective United States federal income tax rate on ordinary REIT dividends of 29.6%. As with the other individual income tax changes, the deduction provisions are effective beginning in 2018. Without further legislation, the deduction will sunset and no longer apply after 2025.

Maximum Corporate Tax Rate Lowered to 21%; Elimination of Corporate Alternative Minimum Tax

The Tax Act reduces the 35% maximum federal corporate income tax rate to a maximum 21% corporate rate, and reduces the dividends-received deduction for certain corporate subsidiaries. The Tax Act also permanently eliminates the corporate alternative minimum tax. These provisions are effective beginning in 2018.

Net Operating Loss Modifications

Net operating loss (“NOL”) provisions are modified by the Tax Act. The Tax Act limits the NOL deduction to 80% of taxable income (before the deduction). It also generally eliminates NOL carrybacks for individuals and non-REIT corporations (NOL carrybacks did not apply to REITs under prior law), but allows indefinite NOL carryforwards. The new NOL rules apply to losses arising in taxable years beginning in 2018.

Accrual of Income.

Under the Tax Act, the Company generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements or the time income would be realized under the existing general tax principles. The application of this rule may require the accrual of income with respect to the Company’s debt instruments, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase the Company’s “phantom income” (taxable income that is accrued without a corresponding receipt of cash), which may make it more likely that the Company could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Other Provisions

The Tax Act makes other significant changes to the Internal Revenue Code. These changes include provisions limiting the ability to offset dividend and interest income with partnership or S corporation net active business losses. These provisions are effective beginning in 2018, but without further legislation, will sunset after 2025.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2018 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.4

Second Supplemental Indenture, dated May 5, 2017, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 5, 2017 and incorporated herein by reference)

4.5	Form of 4.375% Convertible Senior Notes due 2022 (included as Exhibit A in Exhibit 4.4)

10.1

Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.2	*	Amended and Restated Trademark License Agreement, dated as of December 21, 2017, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C.e)

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

Form of Performance-Based Annual Cash Bonus Award Agreement (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on August 1, 2012 and incorporated herein by reference)

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

Exhibit Number		Exhibit Description

10.17	+

Blackstone Mortgage Trust, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2016 and incorporated herein by reference)

10.18	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2016 Stock Incentive Plan (filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2017 and incorporated herein by reference)

10.19	+

Blackstone Mortgage Trust, Inc. 2016 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2016 and incorporated herein by reference)

10.20	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2016 Manager Incentive Plan (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2017 and incorporated herein by reference)

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

10.30

Amendment No.  3 to Master Repurchase Agreement, dated as of March 27, 2015, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.31

Amendment No.  4 to Master Repurchase Agreement, dated as of March 25, 2016, by and between Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.32

Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.33

Amendment No.  1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.34

Amendment No.  2 to Guarantee Agreement, dated as of February 21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.35

Amended and Restated Master Repurchase Agreement, dated as of July 28, 2014, by and between Citibank, N.A., Parlex 2 Finance, LLC, and Blackstone Mortgage Trust, Inc. (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.36

First Amendment to Amended and Restated Master Repurchase Agreement, dated as of July 28, 2016, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 25, 2016 and incorporated herein by reference)

10.37

Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.38

First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.39

Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.40

Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.41

Master Repurchase Agreement, dated as of June 28, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.42

Amendment No.  1 to Master Repurchase Agreement, dated as of December 20, 2013, by and between JPMorgan Chase Bank, National Association and Parlex 4 Finance, LLC (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K (File No.  1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.43

Amendment No.  2 to Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.44

Guarantee Agreement, dated as of June 28, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.45

Amendment No.  1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.46

Amended and Restated Master Repurchase Agreement, dated as of January 29, 2016, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.47

Amendment No.  1 to Amended and Restated Master Repurchase Agreement, dated as of July  25, 2016, among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC, Blackstone Mortgage Trust, Inc. and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on October 25, 2016 and incorporated herein by reference)

10.48

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of May 17, 2017, by and among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

10.49

Guarantee Agreement, dated as of December 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 18, 2014 and incorporated herein by reference)

10.50

Amendment No.  1 to Guarantee Agreement, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.51

Acknowledgment of Guarantor, dated as of January 29, 2016, made by Blackstone Mortgage Trust, Inc. in favor of JPMorgan Chase Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.52

Parent Guaranty and Indemnity, dated as of March 3, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Morgan Stanley Bank, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.53

Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.54

Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.55

Amendment No.  1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October  23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.56

Amendment No.  2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March  13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.57

Amendment No.  3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April  14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.58

Amendment No.  4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March  11, 2016 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.59

Amendment No.  5 to Amended and Restated Master Repurchase and Securities Contract, dated June  30, 2016, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July  26, 2016 and incorporated herein by reference)

10.60

Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.61

Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.62

Fourth Amended and Restated Master Repurchase and Securities Contract, dated as of June 30, 2016, by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC, Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.63

Amendment No. 1 to Fourth Amended and Restated Master Repurchase and Securities Contract and Fourth Amended and Restated Fee and Pricing Letter, dated as of May 8, 2017 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.64

Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.65

Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.66

Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.67

Amendment No.  1 to Master Repurchase Agreement, dated as of February 24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.68

Amendment No.  2 to Master Repurchase Agreement, dated as of April 22, 2016, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.69

Amendment No. 3 to Master Repurchase Agreement, dated as of April 21, 2017, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

10.70

Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.71

Agreement of Lease dated as of May 3, 2000, between 410 Park Avenue Associates, L.P., owner, and Capital Trust, Inc., tenant (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on April 2, 2001 and incorporated herein by reference)

10.72

Additional Space, Lease Extension and First Lease Modification Agreement, dated as of May 23, 2007, by and between 410 Park Avenue Associates, L.P. and Capital Trust, Inc. (filed as Exhibit 10.74 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on March 5, 2008 and incorporated herein by reference)

10.73

Assignment and Assumption of Lease, dated as of December 19, 2012, by and between Capital Trust, Inc. and Blackstone Holdings I L.P. (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.74

Consent to Assignment of Lease, and Fifth Lease Modification Agreement, dated December 19, 2012, between 410 Park Avenue Associates, L.P., Blackstone Holdings I L.P. and Capital Trust, Inc. (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.75

Second Amended and Restated Master Repurchase Agreement, dated as of March 31, 2017, by and among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.76

Amended and Restated Master Repurchase and Securities Contact, dated as of June 16, 2014 by and among Parlex 6 UK Finco, LLC, Parlex 6 EUR Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.77

First Amendment to Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of March 29, 2017, by and among Parlex 6 UK Finco, LLC, Parlex 6 EUR Finco, LLC and Morgan Stanley Bank, N.A. (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.78

Amended and Restated Master Repurchase Agreement, dated as of February 9, 2017, by and among Parlex 15 Finco, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.79

Amendment No. 1 to Amended and Restated Master Repurchase Agreement and Guaranty, dated as of March 24, 2017, by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.80

Second Amended and Restated Master Repurchase and Securities Contract Agreement, dated as of April 28, 2017, among Parlex 6 UK Finco, LLC, Parlex 6 EUR Finco, LLC, Parlex 6 Finco, LLC, Blackstone Mortgage Trust, Inc. and Morgan Stanley Bank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

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

February 13, 2018	/s/ Stephen D. Plavin
Date	Stephen D. Plavin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 13, 2018 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 13, 2018 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal Executive Officer)

February 13, 2018 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 13, 2018 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 13, 2018 Date	/s/ Thomas E. Dobrowksi Thomas E. Dobrowski, Director

February 13, 2018 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 13, 2018 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 13, 2018 Date	/s/ Jonathan L. Pollack Jonathan L. Pollack, Director

February 13, 2018 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Blackstone Mortgage Trust, Inc.

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Deloitte & Touche LLP

New York, New York

February 13, 2018

We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$69,654	$75,567
Restricted cash	32,864	—
Loans receivable, net	10,056,732	8,692,978
Other assets	99,575	44,070

Total Assets	$10,258,825	$8,812,615

Liabilities and Equity
Secured debt agreements, net	$5,273,855	$5,716,354
Loan participations sold, net	80,415	348,077
Securitized debt obligations, net	1,282,412	—
Convertible notes, net	563,911	166,762
Other liabilities	140,826	87,819

Total Liabilities	7,341,419	6,319,012

Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 107,883,860 and 94,540,263 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,079	945
Additional paid-in capital	3,506,861	3,089,997
Accumulated other comprehensive loss	(29,706)	(56,202)
Accumulated deficit	(567,168)	(541,137)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,911,066	2,493,603
Non-controlling interests	6,340	—

Total Equity	2,917,406	2,493,603

Total Liabilities and Equity	$10,258,825	$8,812,615

Note: The consolidated balance sheet as of December 31, 2017 includes assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2017, assets of the VIEs totaled $1.5 billion and liabilities of the VIEs totaled $1.3 billion. We did not consolidate any VIEs as of December 31, 2016. Refer to Note 16 for additional discussion of the VIEs.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Income from loans and other investments
Interest and related income	$537,915	$497,974	$410,635
Less: Interest and related expenses	234,870	184,270	152,416

Income from loans and other investments, net	303,045	313,704	258,219
Other expenses
Management and incentive fees	54,841	55,959	42,886
General and administrative expenses	29,922	27,716	36,709

Total other expenses	84,763	83,675	79,595
Gain on investments at fair value	—	13,420	21,967
Income from equity investment in unconsolidated subsidiary	—	3,187	11,798

Income before income taxes	218,282	246,636	212,389
Income tax provision	314	196	504

Net income	217,968	246,440	211,885

Net income attributable to non-controlling interests	(337)	(8,143)	(15,056)

Net income attributable to Blackstone Mortgage Trust, Inc.	$217,631	$238,297	$196,829

Net income per share of common stock basic and diluted	$2.27	$2.53	$2.41

Weighted-average shares of common stock outstanding, basic and diluted	95,963,616	94,165,351	81,740,227

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$217,968	$246,440	$211,885
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	47,124	(49,686)	(41,616)
Realized and unrealized (loss) gain on derivative financial instruments	(20,628)	26,242	23,882

Other comprehensive income (loss)	26,496	(23,444)	(17,734)

Comprehensive income	244,464	222,996	194,151
Comprehensive income attributable to non-controlling interests	(337)	(8,143)	(15,056)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$244,127	$214,853	$179,095

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2014	$583	$2,027,404	$(15,024)	$(547,592)	$1,465,371	$35,515	$1,500,886
Shares of class A common stock issued, net	354	1,029,186	—	—	1,029,540	—	1,029,540
Restricted class A common stock earned	—	12,960	—	—	12,960	—	12,960
Dividends reinvested	—	275	—	(259)	16	—	16
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive loss	—	—	(17,734)	—	(17,734)	—	(17,734)
Net income	—	—	—	196,829	196,829	15,056	211,885
Dividends declared on common stock	—	—	—	(194,769)	(194,769)	—	(194,769)
Distributions to non-controlling interests	—	—	—	—	—	(37,428)	(37,428)

Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731

Shares of class A common stock issued, net	8	—	—	—	8	—	8
Restricted class A common stock earned	—	19,045	—	—	19,045	—	19,045
Dividends reinvested	—	377	—	(350)	27	—	27
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive loss	—	—	(23,444)	—	(23,444)	—	(23,444)
Net income	—	—	—	238,297	238,297	8,143	246,440
Dividends declared on common stock	—	—	—	(233,293)	(233,293)	—	(233,293)
Distributions to non-controlling interests	—	—	—	—	—	(21,286)	(21,286)

Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603

Shares of class A common stock issued, net	134	391,434	—	—	391,568	—	391,568
Restricted class A common stock earned	—	23,584	—	—	23,584	—	23,584
Issuance of convertible notes	—	964	—	—	964	—	964
Dividends reinvested	—	444	—	(400)	44	—	44
Deferred directors’ compensation	—	438	—	—	438	—	438
Other comprehensive income	—	—	26,496	—	26,496	—	26,496
Net income	—	—	—	217,631	217,631	337	217,968
Dividends declared on common stock	—	—	—	(243,262)	(243,262)	—	(243,262)
Contributions from non-controlling interests	—	—	—	—	—	12,165	12,165
Distributions to non-controlling interests	—	—	—	—	—	(6,162)	(6,162)

Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$217,968	$246,440	$211,885
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	24,031	21,899	20,717
Amortization of deferred fees on loans	(38,373)	(40,345)	(36,053)
Amortization of deferred financing costs and premiums/ discount on debt obligations	21,988	19,339	20,708
Gain on investments at fair value	—	(13,420)	(21,967)
Income from equity investment in unconsolidated subsidiary	—	(3,187)	(11,798)
Distributions of income from unconsolidated subsidiary	—	9,977	5,007
Changes in assets and liabilities, net
Other assets	(4,632)	6,069	(22,385)
Other liabilities	6,479	(10,120)	5,280

Net cash provided by operating activities	227,461	236,652	171,394

Cash flows from investing activities
Origination and fundings of loans receivable	(3,598,166)	(3,151,882)	(7,204,487)
Principal collections and sales proceeds from loans receivable and other assets	2,780,431	3,514,429	2,347,966
Origination and exit fees received on loans receivable	55,441	44,697	33,501
Receipts under derivative financial instruments	6,453	41,573	—
Payments under derivative financial instruments	(20,870)	(14,730)	—
Return of collateral deposited under derivative agreements	16,120	—	—
Collateral deposited under derivative agreements	(20,161)	—	—

Net cash (used in) provided by investing activities	(780,752)	434,087	(4,823,020)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities
Borrowings under secured debt agreements	$4,306,301	$3,185,933	$6,885,393
Repayments under secured debt agreements	(4,778,194)	(3,534,803)	(3,030,091)
Proceeds from issuance of collateralized loan obligations	817,500	—	—
Proceeds from sale of loan participations	80,706	54,441	256,000
Repayment of loan participations	(381,310)	(136,000)	(238,164)
Payment of deferred financing costs	(27,465)	(15,350)	(21,230)
Receipts under derivative financial instruments	—	—	17,076
Contributions from non-controlling interests	12,165	—	—
Distributions to non-controlling interests	(6,162)	(21,070)	(37,428)
Net proceeds from issuance of convertible notes	394,632	—	—
Net proceeds from issuance of class A common stock	391,558	27	1,029,540
Dividends paid on class A common stock	(234,989)	(232,775)	(166,978)

Net cash provided by (used in) financing activities	574,742	(699,597)	4,694,118

Net increase (decrease) in cash, cash equivalents, and restricted cash	21,451	(28,858)	42,492
Cash, cash equivalents, and restricted cash at beginning of year	75,567	106,006	63,401
Effects of currency translation on cash, cash equivalents, and restricted cash	5,500	(1,581)	113

Cash, cash equivalents, and restricted cash at end of year	$102,518	$75,567	$106,006

Supplemental disclosure of cash flows information
Payments of interest	$(206,966)	$(164,905)	$(127,429)

Payments of income taxes	$(296)	$(286)	$(125)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(66,888)	$(58,615)	$(58,095)

Loan principal payments held by servicer, net	$15,763	$670	$118,074

Consolidation of loans receivable of a VIE	$500,000	$—	$—

Consolidation of securitized debt obligations of a VIE	$(474,620)	$—	$—

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America and Europe. Our investment objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from our loan portfolio. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 42nd Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.

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

In April 2017, we entered into a joint venture, or our Multifamily Joint Venture, with Walker & Dunlop Inc. to originate, hold, and finance multifamily bridge loans. Pursuant to the terms of the agreements governing the joint venture, Walker & Dunlop contributed 15% of the venture’s equity capital and we contributed 85%. We consolidate the Multifamily Joint Venture as we have a controlling financial interest. The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are owned by Walker & Dunlop. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on Walker & Dunlop’s pro rata ownership of our Multifamily Joint Venture.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$69,654	$75,567
Restricted cash	32,864	—

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$102,518	$75,567

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

Earnings per Share

Basic earnings per share, or Basic EPS, is computed in accordance with the two-class method and is based on the net earnings allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by the weighted-average number of shares of our class A common stock, including restricted class A common stock and deferred stock units outstanding during the period. Our restricted class A common stock is considered a participating security, as defined by GAAP, and has been included in our Basic EPS under the two- class method as these restricted shares have the same rights as our other shares of class A common stock, including participating in any gains or losses.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2017	December 31, 2016
Number of loans	110	107
Principal balance	$10,108,226	$8,727,218
Net book value	$10,056,732	$8,692,978
Unfunded loan commitments(1)	$1,573,107	$882,472
Weighted-average cash coupon(2)	5.55%	5.01%
Weighted-average all-in yield(2)	5.95%	5.36%
Weighted-average maximum maturity (years)(3)	3.5	3.2

(1)

Unfunded commitments will primarily be funded to finance property improvements or lease-related expenditures by the borrowers. These future commitments will be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of December 31, 2017, our floating rate loans were indexed to various benchmark rates, with 92% of floating rate loans by principal balance indexed to USD LIBOR. As of December 31, 2016, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans indexed to USD LIBOR. In addition, $216.3 million of our floating rate loans earned interest based on floors that are above the applicable index, with an average floor of 1.27%, as of December 31, 2016. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates as of December 31, 2017 for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2017, 75% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty. As of December 31, 2016, 64% of our loans were subject to yield maintenance or other prepayment restrictions and 36% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2015	$9,108,361	$(31,354)	$9,077,007
Loan fundings	3,151,882	—	3,151,882
Loan repayments	(3,374,622)	—	(3,374,622)
Unrealized (loss) gain on foreign currency translation	(158,403)	1,466	(156,937)
Deferred fees and other items	—	(44,697)	(44,697)
Amortization of fees and other items	—	40,345	40,345

December 31, 2016	$8,727,218	$(34,240)	$8,692,978

Loan fundings	4,072,786	—	4,072,786
Loan repayments	(2,828,610)	—	(2,828,610)
Unrealized gain (loss) on foreign currency translation	136,832	(186)	136,646
Deferred fees and other items	—	(55,441)	(55,441)
Amortization of fees and other items	—	38,373	38,373

December 31, 2017	$10,108,226	$(51,494)	$10,056,732

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2017
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	53	$5,773,972	$5,807,170	53%
Hotel	15	1,830,568	1,905,497	17
Multifamily	25	1,220,423	1,228,959	11
Retail	6	487,473	940,980	8
Condominium	2	142,342	268,751	2
Other	9	601,954	942,251	9

	110	$10,056,732	$11,093,608	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	26	$2,857,948	$2,871,219	26%
West	29	2,672,069	2,816,276	24
Southeast	17	2,007,202	2,470,992	22
Midwest	9	856,559	862,578	8
Southwest	10	380,204	380,120	3
Northwest	2	283,381	286,221	3

Subtotal	93	9,057,363	9,687,406	86
International
United Kingdom	6	440,317	794,789	7
Canada	7	415,893	412,343	4
Belgium	1	73,779	74,431	1
Germany	1	12,237	67,399	1
Netherlands	2	57,143	57,240	1

Subtotal	17	999,369	1,406,202	14

Total	110	$10,056,732	$11,093,608	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $985.4 million of such non-consolidated senior interests as of December 31, 2017.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2016
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	55	$4,800,609	$4,889,456	50%
Hotel	18	1,889,732	1,957,334	20
Retail	9	769,813	1,173,592	12
Multifamily	17	817,387	819,781	8
Condominium	2	66,070	258,360	3
Other	6	349,367	658,211	7

	107	$8,692,978	$9,756,734	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	26	$2,548,257	$2,562,149	26%
Southeast	21	1,492,530	1,899,748	19
West	22	1,628,811	1,828,667	19
Midwest	7	695,713	698,093	7
Southwest	8	380,639	379,766	4
Northwest	3	227,747	293,564	3

Subtotal	87	6,973,697	7,661,987	78
International
United Kingdom	9	977,136	1,305,816	13
Canada	8	487,835	483,923	5
Germany	1	204,241	254,644	3
Netherlands	2	50,069	50,364	1

Subtotal	20	1,719,281	2,094,747	22

Total	107	$8,692,978	$9,756,734	100%

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

December 31, 2017				December 31, 2016
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	1	$31,842	$31,890	1	8	$361,100	$361,574
2	41	3,512,709	3,521,701	2	52	4,011,992	4,083,678
3	67	6,491,617	7,519,465	3	46	4,299,026	5,290,668
4	1	20,564	20,552	4	1	20,860	20,814
5	—	—	—	5	—	—	—

	110	$10,056,732	$11,093,608		107	$8,692,978	$9,756,734

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $985.4 million and $1.0 billion of such non-consolidated senior interests as of December 31, 2017 and December 31, 2016, respectively.

The weighted-average risk rating of our total loan exposure was 2.7 and 2.5 as of December 31, 2017 and December 31, 2016, respectively. The increase in weighted-average risk rating was primarily driven by repayments of loans with lower risk ratings, and not rating downgrades in the existing portfolio.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of December 31, 2017 or 2016.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2017, our Multifamily Joint Venture held $182.2 million of loans, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Our equity investment in unconsolidated subsidiary consisted solely of our carried interest in CTOPI, a fund formerly sponsored and managed by an affiliate of our Manager. The investment was fully realized as of December 31, 2016 and we no longer have any investments in unconsolidated subsidiaries on our consolidated financial statements.

Our carried interest in CTOPI entitled us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. During the years ended December 31, 2016 and 2015, we recognized $3.2 million and $11.8 million, respectively, of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statement of operations.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. During the years ended December 31, 2016 and 2015, we recognized

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

$1.6 million and $5.4 million, respectively, of expenses under the CTOPI incentive plan. Such amounts were recognized as a component of general and administrative expenses in our consolidated statements of operations.

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	December 31, 2017	December 31, 2016
Loan portfolio payments held by servicer(1)	$54,759	$5,765
Accrued interest receivable	38,573	32,871
Collateral deposited under derivative agreements	4,120	79
Derivative assets	1,214	4,086
Prepaid expenses	798	803
Prepaid taxes	31	16
Other	80	450

Total	$99,575	$44,070

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	December 31, 2017	December 31, 2016
Accrued dividends payable	$66,888	$58,615
Secured debt repayments pending servicer remittance(1)	38,456	5,372
Accrued management and incentive fees payable	14,284	12,798
Accrued interest payable	14,162	9,049
Derivative liabilities	4,911	210
Accounts payable and other liabilities	2,125	1,775

Total	$140,826	$87,819

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

6. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2017	December 31, 2016
Credit facilities	$4,068,249	$3,572,837
GE portfolio acquisition facility	703,423	1,479,582
Asset-specific financings	518,864	679,207
Revolving credit agreement	—	—

Total secured debt agreements	$5,290,536	$5,731,626

Deferred financing costs(1)	(16,681)	(15,272)

Net book value of secured debt	$5,273,855	$5,716,354

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Credit Facilities

During the year ended December 31, 2017, we (i) added two new credit facilities related to our Multifamily Joint Venture, providing an aggregate additional $450.0 million of credit capacity, (ii) increased the maximum facility size of two of our existing credit facilities, providing an additional £250.0 million and €250.0 million of credit capacity, respectively, and (iii) converted one of our asset-specific financings to a $500.0 million credit facility. The following tables detail our credit facilities ($ in thousands):

	December 31, 2017
	Maximum Facility Size(1)	Collateral Assets(2)	Credit Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,680,325	$1,289,135	$1,170,801	$118,334
MetLife	1,000,000	1,039,231	807,164	807,164	—
Bank of America	750,000	765,049	573,542	573,542	—
JP Morgan(4)	500,000	579,218	443,496	319,755	123,741
Société Générale(5)	480,200	373,181	300,871	300,871	—
Deutsche Bank	500,000	399,203	295,743	295,743	—
Citibank(6)	800,125	455,433	354,354	240,881	113,473
Morgan Stanley(7)	675,650	591,168	456,344	216,044	240,300
Bank of America - Multi. JV(8)	200,000	106,950	85,560	85,560	—
Goldman Sachs - Multi. JV(8)	250,000	75,225	57,888	57,888	—

	$7,155,975	$6,064,983	$4,664,097	$4,068,249	$595,848

	December 31, 2016
	Maximum Facility Size(1)	Collateral Assets(2)	Credit Borrowings
Lender			Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,718,874	$1,339,942	$1,107,733	$232,209
MetLife	1,000,000	1,106,017	862,454	862,454	—
Bank of America	750,000	794,881	617,694	617,694	—
JP Morgan(4)	500,000	550,560	420,414	316,219	104,195
Morgan Stanley(7)	308,500	344,056	272,221	231,930	40,291
Citibank(6)	500,000	508,989	394,677	229,629	165,048
Société Générale(5)	420,680	274,351	207,178	207,178	—

	$5,479,180	$5,297,728	$4,114,580	$3,572,837	$541,743

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of December 31, 2017 and December 31, 2016, the JP Morgan maximum facility size was composed of a general $500.0 million facility size, under which U.S. Dollars and British Pounds Sterling borrowings are contemplated.

(5)

As of December 31, 2017 and December 31, 2016, the Société Générale maximum facility size was composed of a €400.0 million facility size, which translated to $480.2 million and $420.7 million, respectively. Borrowings denominated in U.S. Dollars, British Pounds Sterling, and Euros are contemplated under this facility.

(6)

As of December 31, 2017, the Citibank maximum facility size was composed of a $500.0 million facility denominated in U.S. Dollars plus a €250.0 million facility, which translated to $300.1 million as of such date, which contemplated borrowings denominated in British Pounds Sterling and Euros. As of December 31, 2016, the maximum facility size was composed of a general $500.0 million facility.

(7)

As of December 31, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size, which translated to $675.7 million as of such date. As of December 31, 2016, the maximum facility size was composed of a £250.0 million facility size, which translated to $308.5 million as of such date. Borrowings denominated in U.S. Dollars, British Pounds Sterling, and Euros are contemplated under this facility.

(8)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The weighted-average outstanding balance of our credit facilities was $4.1 billion for the year ended December 31, 2017. As of December 31, 2017, we had aggregate borrowings of $4.1 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.12% per annum, and a weighted-average advance rate of 78.7%. As of December 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

The weighted-average outstanding balance of our credit facilities was $3.0 billion for the year ended December 31, 2016. As of December 31, 2016, we had aggregated borrowings of $3.6 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.82% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.02% per annum, and a weighted-average advance rate of 79.1%. As of December 31, 2016, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of December 31, 2017:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Wells Fargo		$25%	Collateral marks only	Term matched(3)
MetLife		$50%	Collateral marks only	April 21, 2023(4)
Bank of America		$50%	Collateral marks only	May 21, 2021(5)
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2020
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(3)
Deutsche Bank		$35%	Collateral marks only	Term matched(3)
Citibank	$ / £ / €	25%	Collateral marks only	Term matched(3)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 3, 2020
Bank of America - Multi. JV(6)		$43%	Collateral marks only	July 19, 2021
Goldman Sachs - Multi. JV(6)		$25%	Collateral marks only	July 12, 2020

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(4)	Includes five one-year extension options which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Currency	Outstanding Borrowings	Potential Borrowings(1)	Index	Rate(2)	Advance Rate(3)
$	$3,798,619	$4,275,789	1-month USD LIBOR	L+1.87%	78.6%
€	€66,144	€87,744	3-month EURIBOR	L+2.24%	80.0%
£	£140,771	£209,406	3-month GBP LIBOR	L+2.24%	78.6%

	$4,068,249	$4,664,097		L+1.90%	78.7%

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

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. As of December 31, 2017, this facility provided for $816.3 million of financing, of which $703.4 million was outstanding and an additional $112.9 million was available to finance future loan fundings in the GE portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset.

The asset-specific borrowings under the GE portfolio acquisition facility were advanced at a weighted-average rate of 80% of our purchase price of the collateral assets and are repaid pro rata from collateral asset repayment proceeds. The asset-specific borrowings are currency matched to the collateral assets and accrue interest at a rate equal to the sum of (i) the applicable base rate plus (ii) a margin of 1.75%, which will increase to 1.80% and 1.85% in year four and year five, respectively. As of December 31, 2017, those borrowings were denominated in U.S. Dollars and Canadian Dollars. The asset-specific borrowings are term matched to the underlying collateral assets with an outside maturity date of May 20, 2020, which may be extended pursuant to two one-year extension options. We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million. We had outstanding asset-specific borrowings under the GE portfolio acquisition facility of $703.4 million and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.72% per annum as of December 31, 2017, compared to $1.5 billion of outstanding asset-specific borrowings and a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.83% per annum as of December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$682,259	$677,296	L+4.76%	n/a	Dec. 2020
Financing provided(4)	6	$518,864	$517,088	L+2.50%	$162,475	Dec. 2020

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

The weighted-average outstanding balance of our asset-specific financings was $576.4 million for the year ended December 31, 2017 and $584.7 million for the year ended December 31, 2016.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $30.7 million and we recorded interest expense of $3.0 million, including $829,000 of amortization of deferred fees and expenses. As of December 31, 2017, we had no outstanding borrowings under the agreement.

During the year ended December 31, 2016, the weighted-average outstanding borrowings under the revolving credit agreement were $31.6 million and we recorded interest expense of $1.4 million, including $376,000 of amortization of deferred fees and expenses. As of December 31, 2016 we had no outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.2 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to December 31, 2017; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2017 and December 31, 2016, we were in compliance with these covenants.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables detail our loan participations sold ($ in thousands):

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$141,119	$138,907	L+5.94%	n/a	Feb. 2022
Senior participation(3)	1	80,706	80,415	L+4.14%	n/a	Feb. 2022

	December 31, 2016
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$419,560	$416,233	L+4.48%	n/a	Dec. 2019
Senior participation(3)(4)	1	349,633	348,077	L+2.72%	$29,616	Dec. 2019

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)

As of December 31, 2017, our loan participation sold was non-recourse to us. As of December 31, 2016, our loan participation was subject to a related guarantee agreement for £24.0 million ($29.6 million as of December 31, 2016).

(3)

During the years ended December 31, 2017 and 2016, we recorded $10.1 million and $13.7 million, respectively, of interest expense related to our loan participations sold, of which $8.4 million and $13.1 million was paid in cash.

(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $291,000 and $1.6 million as of December 31, 2017 and December 31, 2016, respectively.

8. SECURITIZED DEBT OBLIGATIONS, NET

In the fourth quarter of 2017, we financed a pool of our loans through a collateralized loan obligation, or the CLO, which is consolidated in our financial statements. In the second quarter of 2017, we financed one of our loans through a single asset securitization vehicle, or the Single Asset Securitization, which is also consolidated in our financial statements. The CLO and the Single Asset Securitization have issued securitized debt obligations that are non-recourse to us. Refer to Note 16 for further discussion of our CLO and Single Asset Securitization.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details our securitized debt obligations ($ in thousands):

	December 31, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	5.16%	Nov. 2021
Financing provided	1	817,500	808,083	L+1.76%	June 2035
Single Asset Securitization
Collateral assets(3)	1	656,406	652,880	L+3.60%	June 2023
Financing provided	1	474,620	474,328	L+1.94%	June 2033
Total
Collateral assets	32	$1,656,406	$1,652,880	5.17%

Financing provided(4)	2	$1,292,120	$1,282,411	L+1.83%

(1)

As of December 31, 2017, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the year ended December 31, 2017, we recorded $8.5 million of interest expense related to our securitized debt obligations.

We did not have any securitized debt obligations as of December 31, 2016.

9. CONVERTIBLE NOTES, NET

As of December 31, 2017, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
November 2013	$172,500	5.25%	5.87%	36.1380	December 1, 2018
May 2017	402,500	4.38%	4.85%	28.0324	May 5, 2022

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.67 and $35.67 per share of class A common stock, respectively, for the November 2013 and May 2017 convertible notes. As a result of exceeding the cumulative dividend threshold, as defined in the November 2013 convertible notes supplemental indenture, the conversion rate on the November 2013 convertible notes was most recently adjusted on June 28, 2017 from the prior conversion rate of 35.7236 shares of class A common stock per $1,000 principal amount of convertible notes, which was equivalent to a conversion price of $27.99 per share of class A common stock. The cumulative dividend threshold as defined in the May 2017 convertible notes supplemental indenture has not been exceeded as of December 31, 2017.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

In May 2017 we issued $287.5 million of convertible notes. In the third quarter of 2017, we issued an additional $115.0 million of convertible notes under the same indenture and with the same terms as the May 2017 convertible notes. Accordingly, as of December 31, 2017, the May 2017 convertible notes had an aggregate outstanding face value of $402.5 million.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018 and January 31, 2022, for the November 2013 and May 2017 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $32.18 on December 29, 2017, the last trading day in the year ended December 31, 2017, was greater than the per share conversion price of the November 2013 convertible notes but less than the per share conversion price of the May 2017 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

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

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash coupon	$19,259	$9,056	$9,056
Discount and issuance cost amortization	4,040	2,736	2,571

Total interest expense	$23,299	$11,792	$11,627

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2017	December 31, 2016
Face value	$575,000	$172,500
Unamortized discount	(10,279)	(5,532)
Deferred financing costs	(810)	(206)

Net book value	$563,911	$166,762

Accrued interest payable for the Convertible Notes was $3.7 million and $755,000 as of December 31, 2017 and December 31, 2016, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2017				December 31, 2016
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	1		£112,700	Sell GBP Forward	2		£141,900
Sell CAD Forward	1	C$	95,100	Sell CAD Forward	2	C$	122,900
				Sell EUR Forward	1		€44,900

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2017
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,094	1.0%	CDOR	1.4
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.5
Interest Rate Caps	3	C$	23,370	2.0%	CDOR	0.3

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2016
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,271	1.0%	CDOR	2.4
Interest Rate Caps	21		$802,256	2.0%	USD LIBOR	0.4
Interest Rate Caps	5	C$	400,035	2.0%	CDOR	0.4
Interest Rate Caps	1		£15,142	2.0%	GBP LIBOR	0.3

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2017, we estimate that an additional $619,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the years ended December 31, 2017, 2016, and 2015, we recorded losses of $449,000, $1.9 million, and $698,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements.

The following tables summarize our non-designated hedges (notional amount in thousands):

December 31, 2017
Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2016
Non-designated Hedges	Number of Instruments	Notional Amount
Interest Rate Caps	3		$256,875
Interest Rate Caps	2	C$	37,221
Buy GBP / Sell EUR Forward	1		€12,857

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$3,268	$4,872	$210
Interest rate derivatives	1,214	331	—	—

Total	$1,214	$3,599	$4,872	$210

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$487	$39	$—
Interest rate derivatives	—	—	—	—

Total	$—	$487	$39	$—

Total Derivatives	$1,214	$4,086	$4,911	$210

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from		Amount of Loss Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Accumulated		Year Ended December 31,
	2017	2016	2015	OCI into Income		2017	2016	2015
Net Investment Hedges
Foreign exchange contracts(1)	$(22,216)	$25,355	$25,356	Interest Expense		$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	757	89	(1,474)	Interest Expense	(2)	(831)	(798)	(4)

Total	$(21,459)	$25,444	$23,882			$(831)	$(798)	$(4)

(1)

During the year ended December 31, 2017, we paid net cash settlements of $14.2 million on our foreign currency forward contracts. During the years ended December 31, 2016 and 2015, we received net cash settlements of $26.8 million and $18.8 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the years ended December 31, 2017, 2016, and 2015, we recorded total interest and related expenses of $234.9 million, $184.3 million, and 152.4 million, respectively, which included interest expense of $831,000, $798,000, and $4,000, respectively, related to our cash flow hedges.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2017, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $4.1 million under these derivative contracts. As of December 31, 2016, we were in a net asset position with each such derivative counterparty and posted collateral of $79,000 under these derivative contracts.

11. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of December 31, 2017, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2017.

Class A Common Stock and Deferred Stock Units

Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

The following table details our issuance of class A common stock during the years ended December 31, 2017, 2016 and 2015 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings
	2017	2016	2015(1)
Shares issued	12,420,000	—	34,780,025
Share issue price(2)	$31.57	$—	$29.64
Net proceeds(3)	$391,558	$—	$1,029,535

(1)

Consists of 23.0 million shares issued in April 2015, 11.5 million shares issued in June 2015, and 280,025 shares issued over a five-day period in May 2015 under our at-the-market program. Share issue price reflects the weighted-average of such stock offerings.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2017	2016	2015
Beginning balance	94,709,290	93,843,847	58,388,808
Issuance of class A common stock(2)	12,421,401	1,070	34,780,622
Issuance of restricted class A common stock, net	922,196	836,867	651,815
Issuance of deferred stock units	28,190	27,506	22,602

Ending balance	108,081,077	94,709,290	93,843,847

(1)	Includes deferred stock units held by members of our board of directors of 197,217, 169,027, and 141,521, as of December 31, 2017, 2016, and 2015, respectively.
(2)	Includes 1,401, 1,070, and 597 shares issued under our dividend reinvestment program during the years ended December 31, 2017, 2016, and 2015, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2017, 2016, and 2015 we issued 1,401 shares, 1,070 shares, and 597 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2017, a total of 9,996,926 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the years ended December 31, 2017 and 2016. As of December 31, 2017, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

Dividends

We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code. Our dividend policy remains subject to revision at the discretion of our

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

On December 14, 2017, we declared a dividend of $0.62 per share, or $66.9 million, that was paid on January 16, 2018, to stockholders of record as of December 29, 2017. The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Dividends declared per share of common stock	$2.48	$2.48	$2.28
Percent taxable as ordinary dividends	97.20%	92.77%	92.36%
Percent taxable as capital gain dividends	2.80%	7.23%	7.64%

	100.0%	100.0%	100.0%

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income(1)	$217,631	$238,297	$196,829
Weighted-average shares outstanding, basic and diluted	95,963,616	94,165,351	81,740,227

Per share amount, basic and diluted	$2.27	$2.53	$2.41

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of December 31, 2017, total accumulated other comprehensive loss was $29.7 million, primarily representing (i) $60.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $30.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2016, total accumulated other comprehensive loss was $56.2 million, primarily representing (i) $107.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $51.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2017, our Multifamily Joint Venture’s total equity was $42.3 million, of which $36.0 million was owned by us, and $6.3 million was allocated to non-controlling interests. As of December 31, 2016, we did not have any non-controlling interests on our consolidated financial statements.

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

During the years ended December 31, 2017, 2016, and 2015, we incurred $38.6 million, $38.0 million, and $32.2 million, respectively, of management fees payable to our Manager. In addition, during the years ended December 31, 2017, 2016, and 2015, we incurred $16.2 million, $18.0 million, and $10.7 million, respectively, of incentive fees payable to our Manager.

As of December 31, 2017 and 2016, we had accrued management and incentive fees payable to our Manager of $14.3 million and $12.8 million, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Professional services(1)	$3,812	$3,311	$3,156
Operating and other costs(1)	1,903	2,147	2,709
GE transaction costs	—	—	9,623

Subtotal	5,715	5,458	15,488
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(2)	—	1,568	5,370
Management incentive awards plan - CT Legacy Partners(3)	—	1,094	2,177
Restricted class A common stock earned	23,593	19,052	12,966
Director stock-based compensation	438	375	375

Subtotal	24,031	22,089	20,888

Total BXMT expenses	29,746	27,547	36,376
Other expenses	176	169	333

Total general and administrative expenses	$29,922	$27,716	$36,709

(1)	During the year ended December 31, 2017, we recognized an aggregate $232,000 of expenses related to our Multifamily Joint Venture.
(2)	Represents the portion of CTOPI promote revenue recorded under compensation awards. See Note 4 for further discussion.
(3)	Represents the amounts recorded under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of our subsidiary, CT Legacy Partners (subject to certain caps and priority distributions). During the years ended December 31, 2016 and 2015, we recognized $1.1 million and $2.2 million, respectively, of expenses under the CT Legacy Partners incentive plan. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2017 and 2016, we were in compliance with all REIT requirements.

During the years ended December 31, 2017, 2016, and 2015, we recorded a current income tax provision of $314,000, $196,000, and $504,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2017 or 2016.

Effective January 1, 2018, under recent legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable REIT subsidiaries generate taxable income in future periods, they may be subject to lower U.S. federal income tax rates.

We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2017, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration.

As of December 31, 2017, tax years 2014 through 2017 remain subject to examination by taxing authorities.

14. STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2017, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of December 31, 2017: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2017, there were 805,799 shares available under the Current Plans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2015	1,114,908	$27.64
Granted	872,294	28.88
Vested	(641,780)	27.21
Forfeited	(35,427)	27.49

Balance as of December 31, 2016	1,309,995	$28.68

Granted	925,319	31.78
Vested	(748,016)	28.69
Forfeited	(3,123)	27.37

Balance as of December 31, 2017	1,484,175	$30.61

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,484,175 shares of restricted class A common stock outstanding as of December 31, 2017 will vest as follows: 754,597 shares will vest in 2018; 517,026 shares will vest in 2019; and 212,552 shares will vest in 2020. As of December 31, 2017, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $45.6 million based on the closing price of our class A common stock of $32.18 on December 29, 2017, the last trading day in the quarter ended December 31, 2017. This cost is expected to be recognized over a weighted average period of 1.2 years from December 31, 2017.

15. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$1,214	$—	$1,214	$—	$4,086	$—	$4,086
Liabilities
Derivatives	$—	$4,911	$—	$4,911	$—	$210	$—	$210

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs ($ in thousands):

	Year Ended December 31,
	2017	2016(1)
January 1,	$—	$12,561
Proceeds from investment realizations	—	(3,609)
Transfers out of level 3(2)	—	(20,745)
Adjustments to fair value included in earnings
Gain on investments at fair value	—	11,793

December 31,	$—	$—

(1)	All assets measured at fair value on a recurring basis using Level 3 inputs were included as a component of other assets in the consolidated Balance Sheets.
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

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2017			December 31, 2016
	Carrying Amount	Face Amount	Fair Value	Carrying Amount	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$69,654	$69,654	$69,654	$75,567	$75,567	$75,567
Restricted cash	32,864	32,864	32,864	—	—	—
Loans receivable, net	10,056,732	10,108,226	10,112,331	8,692,978	8,727,218	8,733,784

Financial liabilities
Secured debt agreements, net	5,273,855	5,290,536	5,290,536	5,716,354	5,731,626	5,731,626
Loan participations sold, net	80,415	80,706	80,706	348,077	349,633	349,633
Securitized debt obligations, net	1,282,412	1,292,120	1,292,589	—	—	—
Convertible notes, net	563,911	575,000	610,201	166,762	172,500	191,763

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

16. VARIABLE INTEREST ENTITIES

We have financed a portion of our loans through the CLO and the Single Asset Securitization, both of which are VIEs. We are the primary beneficiary and consolidate the CLO and the Single Asset Securitization on our balance sheet as we (i) control the relevant interests of the CLO and the Single Asset Securitization that give us power to direct the activities that most significantly affect the CLO and the Single Asset Securitization, and (ii) have the right to receive benefits and obligation to absorb losses of the CLO and the Single Asset Securitization through the subordinate interests we own.

The following table details the assets and liabilities of our consolidated CLO and Single Asset Securitization VIEs ($ in thousands):

	December 31, 2017	December 31, 2016
Assets:
Loans receivable, net	$1,500,000	$—
Other assets	2,407	—

Total assets	$1,502,407	$—

Liabilities:
Securitized debt obligations, net	$1,282,412	$—
Other liabilities	1,379	—

Total liabilities	$1,283,791	$—

Assets held by these VIEs are restricted and can be used only to settle obligations of these VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of these VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide financial support to these VIEs.

17. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2018, and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of December 31, 2017 and 2016, our consolidated balance sheet included $14.3 million and $12.8 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2017, 2016, and 2015, we paid management and incentive fees of $53.4 million, $57.5 million and $34.8 million, respectively, to our Manager. In addition, during the years ended December 31, 2017, 2016, and 2015, we reimbursed our Manager for expenses incurred on our behalf of $621,000, $462,000, and $311,000, respectively. During the years ended December 31, 2016 and 2015, CT Legacy Partners made aggregate preferred distributions of $616,000 and $1.3 million, respectively, to an affiliate of our Manager. CT Legacy Partners did not make any preferred distributions during the year ended December 31, 2017.

As of December 31, 2017, our Manager held 869,058 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $26.9 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2017, 2016, and 2015, we recorded non-cash expenses related to shares held by our Manager of $11.7 million, $9.6 million, and $6.7 million, respectively. Refer to Note 14 for further details on our restricted class A common stock.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2017, an affiliate of our Manager was named special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the year ended December 31, 2017.

During the year ended December 31, 2017 and 2016, we originated six loans and three loans, respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.

On June 30, 2017, in a fully subscribed offering totaling $474.6 million, certain Blackstone-advised investment vehicles purchased, in the aggregate, $72.9 million of securitized debt obligations issued by the Single Asset Securitization. These investments by the Blackstone-advised investment vehicles represented no more than a 49% participation in any individual tranche and were purchased by the Blackstone-advised investment vehicles from third-party investment banks on market terms negotiated by the majority third-party investors. Refer to Note 8 for further details on the Single Asset Securitization.

In the fourth quarter of 2016, we originated a $79.0 million senior loan to a borrower to finance its purchase of a property that it acquired from an affiliate of our Manager. The purchase price of the property was fixed between the borrower and the affiliate of our Manager prior to us engaging in discussions with the borrower to act as its potential lender.

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which resulted in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. An aggregate of $41.3 million of net sales proceeds was paid to CT Legacy Partners, of which $37.3 million was received during 2015, and the remaining $3.6 million was received during 2016. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, received incentive compensation payments totaling $2.8 million under the CT Legacy Partners Management Incentive Awards Plan, of which $2.5 million was paid during 2015, and the remaining $244,000 was paid during 2016. See Note 12 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

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

During the years ended December 31, 2017, 2016, and 2015, we incurred $411,000, $385,000, and $372,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

18. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of December 31, 2017, we had unfunded commitments of $1.6 billion related to 74 of our loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next four years.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

In April 2017, our board of directors approved changes to the compensation of our five independent directors which were effective as of the beginning of the third quarter of 2017. The other three board members, including our chairman and our chief executive officer, will continue to serve as directors without compensation for such service. These changes increased the annual compensation of our independent directors from $125,000 to $175,000, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. In addition, (i) the chair of our audit committee received an increase in the additional annual cash compensation from $12,000 to $20,000, (ii) the other members of our audit committee received additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees received additional annual cash compensation of $10,000.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

19. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2017
Income from loans and other investments, net	$71,843	$72,473	$78,555	$80,174
Net income	$51,405	$50,613	$57,810	$58,140
Net income attributable to
Blackstone Mortgage Trust, Inc.	$51,405	$50,613	$57,722	$57,891
Net income per share of class A common stock:
Basic and diluted	$0.54	$0.53	$0.61	$0.59
2016
Income from loans and other investments, net	$77,644	$81,406	$82,817	$71,837
Net income	$57,199	$69,450	$66,392	$53,399
Net income attributable to
Blackstone Mortgage Trust, Inc.	$57,047	$63,081	$64,794	$53,375
Net income per share of class A common stock:
Basic and diluted	$0.61	$0.67	$0.69	$0.57

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2017

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / Southeast	L+3.40%	2023	I/O	$—	$656,406	$652,880
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans	Office / Diversified	L+3.00% – 5.75%	2018 – 2023	I/O & P/I	—	5,357,888	5,327,333
		Fixed 2.30% – 5.29%
Senior mortgage loans	Hotel / Diversified	L+3.25% – 5.16%	2018 – 2022	I/O & P/I	—	1,843,143	1,837,222
Senior mortgage loans	Multifamily / Diversified	L+2.80% – 5.25%	2018 – 2023	I/O & P/I	—	1,122,532	1,114,353
Senior mortgage loans	Retail / Diversified	L+3.10% – 4.25%	2019 –2021	I/O & P/I	—	319,223	318,789
		Fixed 5.14%
Senior mortgage loans	Condo / Northeast	L+4.15%	2021	I/O	—	66,451	65,775
Senior mortgage loans	Other / Diversified	L+3.10% – 5.00%	2018 –2022	I/O & P/I	—	527,962	526,736
		Fixed 4.63% –5.20%

					—	9,237,199	9,190,208

Total senior mortgage loans					$—	$9,893,605	$9,843,088

continued…

S-1

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2017

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Subordinate Loans(6)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	L+10.75% - 12.83%	2020 - 2022	I/O & P/I	985,382	214,621	213,644
		Fixed 12.22%

Total subordinate loans					985,382	214,621	213,644

Total loans					$985,382	$10,108,226	$10,056,732

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third party liens.
(5)	The tax basis of the loans included above is $9.5 billion as of December 31, 2017.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

S-2

Blackstone Mortgage Trust, Inc.

Notes to Schedule IV

As of December 31, 2017

(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2017	2016	2015
Balance at January 1,	$8,692,978	$9,077,007	$4,428,500
Additions during period:
Loan fundings	4,072,786	3,151,882	7,203,145
Amortization of deferred fees and expenses	38,373	40,345	36,052
Deductions during period:
Collections of principal	(2,828,610)	(3,351,042)	(2,407,920)
Unrealized gain (loss) on foreign currency translation	136,646	(156,937)	(149,269)
Deferred origination fees and expenses	(55,441)	(44,697)	(33,501)
Loans sold	—	(23,580)	—

Balance at December 31,	$10,056,732	$8,692,978	$9,077,007

S-3