Form 10-Q
period 2018-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2018-04-24
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of April 17, 2018 was 108,194,511.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$57,396	$69,654
Restricted cash	17,082	32,864
Loans receivable, net	11,081,716	10,056,732
Other assets	55,096	99,575

Total Assets	$11,211,290	$10,258,825

Liabilities and Equity
Secured debt agreements, net	$5,996,880	$5,273,855
Loan participations sold, net	117,926	80,415
Securitized debt obligations, net	1,282,279	1,282,412
Convertible notes, net	778,070	563,911
Other liabilities	109,624	140,826

Total Liabilities	8,284,779	7,341,419

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 108,194,090 and 107,883,860 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	1,082	1,079
Additional paid-in capital	3,515,418	3,506,861
Accumulated other comprehensive loss	(21,903)	(29,706)
Accumulated deficit	(573,384)	(567,168)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	2,921,213	2,911,066
Non-controlling interests	5,298	6,340

Total Equity	2,926,511	2,917,406

Total Liabilities and Equity	$11,211,290	$10,258,825

Note: The consolidated balance sheets as of March 31, 2018 and December 31, 2017 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both March 31, 2018 and December 31, 2017, assets of the VIEs totaled $1.5 billion and liabilities of the VIEs totaled $1.3 billion. Refer to Note 15 for additional discussion of the VIEs.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Income from loans and other investments
Interest and related income	$155,425	$118,517
Less: Interest and related expenses	69,989	46,674

Income from loans and other investments, net	85,436	71,843
Other expenses
Management and incentive fees	15,492	12,921
General and administrative expenses	8,708	7,428

Total other expenses	24,200	20,349

Income before income taxes	61,236	51,494
Income tax provision	120	89

Net income	61,116	51,405

Net income attributable to non-controlling interests	(158)	—

Net income attributable to Blackstone Mortgage Trust, Inc.	$60,958	$51,405

Net income per share of common stock basic and diluted	$0.56	$0.54

Weighted-average shares of common stock outstanding, basic and diluted	108,397,598	94,993,386

Dividends declared per share of common stock	$0.62	$0.62

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$61,116	$51,405
Other comprehensive income
Unrealized gain on foreign currency remeasurement	10,738	7,770
Realized and unrealized loss on derivative financial instruments	(2,935)	(3,925)

Other comprehensive income	7,803	3,845

Comprehensive income	68,919	55,250
Comprehensive income attributable to non-controlling interests	(158)	—

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$68,761	$55,250

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	5,810	—	—	5,810	—	5,810
Dividends reinvested	—	105	—	(96)	9	—	9
Deferred directors’ compensation	—	94	—	—	94	—	94
Other comprehensive loss	—	—	3,845	—	3,845	—	3,845
Net income	—	—	—	51,405	51,405	—	51,405
Dividends declared on common stock	—	—	—	(58,787)	(58,787)	—	(58,787)

Balance at March 31, 2017	$948	$3,096,006	$(52,357)	$(548,615)	$2,495,982	$—	$2,495,982

Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	6,848	—	—	6,848	—	6,848
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Dividends reinvested	—	122	—	(108)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	7,803	—	7,803	—	7,803
Net income	—	—	—	60,958	60,958	158	61,116
Dividends declared on common stock	—	—	—	(67,066)	(67,066)	—	(67,066)
Contributions from non-controlling interests	—	—	—	—	—	375	375
Distributions to non-controlling interests	—	—	—	—	—	(1,575)	(1,575)

Balance at March 31, 2018	$1,082	$3,515,418	$(21,903)	$(573,384)	$2,921,213	$5,298	$2,926,511

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$61,116	$51,405
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	6,976	5,907
Amortization of deferred fees on loans	(11,229)	(8,808)
Amortization of deferred financing costs and premiums/discount on debt obligations	6,331	4,535
Changes in assets and liabilities, net
Other assets	(354)	1,699
Other liabilities	9,739	2,636

Net cash provided by operating activities	72,579	57,374

Cash flows from investing activities
Origination and fundings of loans receivable	(1,978,213)	(702,353)
Principal collections and sales proceeds from loans receivable	1,001,682	567,321
Origination and exit fees received on loans receivable	18,881	12,429
Payments under derivative financial instruments	(7,397)	(3,752)
Receipts under derivative financial instruments	22	1,903
Collateral deposited under derivative agreements	(13,210)	—
Return of collateral deposited under derivative agreements	10,740	—

Net cash used in investing activities	(967,495)	(124,452)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from financing activities
Borrowings under secured debt agreements	$1,949,135	$789,865
Repayments under secured debt agreements	(1,265,100)	(672,161)
Proceeds from sale of loan participations	37,483	—
Payment of deferred financing costs	(10,217)	(3,895)
Contributions from non-controlling interests	375	—
Distributions to non-controlling interests	(1,575)	—
Net proceeds from issuance of convertible notes	214,463	—
Net proceeds from issuance of class A common stock	—	8
Dividends paid on class A common stock	(66,888)	(58,615)

Net cash provided by financing activities	857,676	55,202

Net decrease in cash, cash equivalents, and restricted cash	(37,240)	(11,876)
Cash, cash equivalents, and restricted cash at beginning of year	102,518	75,567
Effects of currency translation on cash, cash equivalents, and restricted cash	9,200	584

Cash, cash equivalents, and restricted cash at end of year	$74,478	$64,275

Supplemental disclosure of cash flows information
Payments of interest	$(55,582)	$(39,287)

Payments of income taxes	$(135)	$(50)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(67,080)	$(58,787)

Loan principal payments held by servicer, net	$4,684	$42,715

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Management believes it has made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing its consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission, or the SEC.

Basis of Presentation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Refer to Note 15 for additional discussion of our consolidated VIEs.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents.

Restricted cash represents cash held in a segregated bank account related to a letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$57,396	$64,275
Restricted cash	17,082	—

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$74,478	$64,275

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. We adopted ASU 2014-09 in the first quarter of 2018 and it did not have a material impact on our consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the lending cycle. We currently do not have any provision for loan losses in our consolidated financial statements.

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2018	December 31, 2017
Number of loans	106	110
Principal balance	$11,140,975	$10,108,226
Net book value	$11,081,716	$10,056,732
Unfunded loan commitments(1)	$1,473,112	$1,573,107
Weighted-average cash coupon(2)	5.50%	5.55%
Weighted-average all-in yield(2)	5.88%	5.95%
Weighted-average maximum maturity (years)(3)	3.7	3.5

(1)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

Our floating rate loans are indexed to various benchmark rates, with 82% and 92% of our floating rate loans by principal balance indexed to USD LIBOR as of March 31, 2018 and December 31, 2017, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2018, 72% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 28% were open to repayment by the borrower without penalty. As of December 31, 2017, 75% of our loans were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2017	$10,108,226	$(51,494)	$10,056,732
Loan fundings	1,978,213	—	1,978,213
Loan repayments	(952,146)	—	(952,146)
Unrealized gain (loss) on foreign currency translation	6,682	(113)	6,569
Deferred fees and other items	—	(18,881)	(18,881)
Amortization of fees and other items	—	11,229	11,229

March 31, 2018	$11,140,975	$(59,259)	$11,081,716

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2018
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	52	$5,725,784	$5,756,444	48%
Hotel	14	1,569,512	1,646,238	14
Multifamily	25	1,481,524	1,489,938	12
Spanish Assets	1	1,220,214	1,230,000	10
Retail	5	446,482	908,160	7
Condominium	2	149,137	262,175	2
Other	7	489,063	843,928	7

	106	$11,081,716	$12,136,883	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	27	$3,179,789	$3,191,691	26%
Southeast	17	2,048,670	2,520,778	21
West	27	2,322,490	2,451,827	20
Midwest	8	753,689	759,148	6
Southwest	9	309,161	310,928	3
Northwest	1	264,167	266,724	2

Subtotal	89	8,877,966	9,501,096	78
International
Spain	1	1,220,214	1,230,000	10
United Kingdom	6	458,081	825,497	7
Canada	6	389,147	386,131	3
Belgium	1	75,655	76,260	1
Germany	1	12,671	69,891	1
Netherlands	2	47,982	48,008	—

Subtotal	17	2,203,750	2,635,787	22

Total	106	$11,081,716	$12,136,883	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $995.9 million of such non-consolidated senior interests as of March 31, 2018.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

March 31, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	2	$68,967	$69,057	1	1	$31,842	$31,890
2	34	3,135,997	3,148,059	2	41	3,512,709	3,521,701
3	70	7,876,752	8,919,767	3	67	6,491,617	7,519,465
4	—	—	—	4	1	20,564	20,552
5	—	—	—	5	—	—	—

	106	$11,081,716	$12,136,883		110	$10,056,732	$11,093,608

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $995.9 million and $985.4 million of such non-consolidated senior interests as of March 31, 2018 and December 31, 2017, respectively.

The weighted-average risk rating of our total loan exposure was 2.7 as of both March 31, 2018 and December 31, 2017. The risk rating of one of the loans in our portfolio with a net book value of $20.5 million was upgraded from a “4” as of December 31, 2017 to a “3” as of March 31, 2018. This loan was repaid in full in April 2018.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2018 or December 31, 2017.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2018 and December 31, 2017, our Multifamily Joint Venture held $155.3 million and $182.2 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

4. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	March 31, 2018	December 31, 2017
Accrued interest receivable	$39,926	$38,573
Collateral deposited under derivative agreements	6,590	4,120
Loan portfolio payments held by servicer(1)	4,750	54,759
Derivative assets	3,119	1,214
Prepaid expenses	608	798
Prepaid taxes	28	31
Other	75	80

Total	$55,096	$99,575

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the components of our other liabilities ($ in thousands):

	March 31, 2018	December 31, 2017
Accrued dividends payable	$67,080	$66,888
Accrued management and incentive fees payable	15,492	14,284
Accrued interest payable	22,104	14,162
Derivative liabilities	2,166	4,911
Accounts payable and other liabilities	2,782	2,125
Secured debt repayments pending servicer remittance(1)	—	38,456

Total	$109,624	$140,826

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

5. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2018	December 31, 2017
Credit facilities	$3,851,609	$4,068,249
GE portfolio acquisition facility	559,637	703,423
Asset-specific financings	1,607,424	518,864
Revolving credit agreement	—	—

Total secured debt agreements	$6,018,670	$5,290,536

Deferred financing costs(1)	(21,790)	(16,681)

Net book value of secured debt	$5,996,880	$5,273,855

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Credit Facilities

During the three months ended March 31, 2018, we added one new credit facility, providing an additional $1.0 billion of credit capacity, and increased the maximum facility size of one of our existing credit facilities, providing an additional $250.0 million of credit capacity.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our credit facilities ($ in thousands):

	March 31, 2018
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,603,878	$1,205,597	$857,498	$348,099
MetLife	1,000,000	1,051,140	822,534	822,534	—
Bank of America	1,000,000	820,016	637,992	637,992	—
Citibank(4)	750,000	548,629	430,290	430,290	—
Société Générale(5)	492,000	375,742	300,871	300,871	—
Deutsche Bank	500,000	360,564	265,643	265,643	—
JP Morgan	500,000	558,426	421,250	210,212	211,038
Morgan Stanley(6)	700,900	594,549	457,971	203,204	254,767
Bank of America - Multi. JV(7)	200,000	112,550	90,040	90,040	—
Goldman Sachs - Multi. JV(7)	250,000	42,774	33,325	33,325	—
Barclays	1,000,000	—	—	—	—

	$8,392,900	$6,068,268	$4,665,513	$3,851,609	$813,904

	December 31, 2017
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,680,325	$1,289,135	$1,170,801	$118,334
MetLife	1,000,000	1,039,231	807,164	807,164	—
Bank of America	750,000	765,049	573,542	573,542	—
JP Morgan	500,000	579,218	443,496	319,755	123,741
Société Générale(5)	480,200	373,181	300,871	300,871	—
Deutsche Bank	500,000	399,203	295,743	295,743	—
Citibank(4)	800,125	455,433	354,354	240,881	113,473
Morgan Stanley(6)	675,650	591,168	456,344	216,044	240,300
Bank of America - Multi. JV(7)	200,000	106,950	85,560	85,560	—
Goldman Sachs - Multi. JV(7)	250,000	75,225	57,888	57,888	—

	$7,155,975	$6,064,983	$4,664,097	$4,068,249	$595,848

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)

As of March 31, 2018, the Citibank facility was denominated in U.S. Dollars. As of December 31, 2017, the maximum facility size was composed of a $500.0 million facility denominated in U.S. Dollars plus a €250.0 million facility, which translated to $300.1 million as of such date.

(5)

As of March 31, 2018 and December 31, 2017, the Société Générale maximum facility size was composed of a €400.0 million facility size, which translated to $492.0 million and $480.2 million, respectively.

(6)

As of March 31, 2018 and December 31, 2017, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size, which translated to $700.9 million and $675.7 million, respectively.

(7)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our credit facilities was $4.1 billion for the three months ended March 31, 2018. As of March 31, 2018, we had aggregate borrowings of $3.9 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.84% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.07% per annum, and a weighted-average advance rate of 78.8%. As of March 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

The weighted-average outstanding balance of our credit facilities was $4.4 billion for the three months ended December 31, 2017. As of December 31, 2017, we had aggregated borrowings of $4.1 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.12% per annum, and a weighted-average advance rate of 78.7%. As of December 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of March 31, 2018:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Wells Fargo		$25%	Collateral marks only	Term matched(3)
MetLife		$50%	Collateral marks only	April 22, 2023(4)
Bank of America		$50%	Collateral marks only	May 21, 2023(5)
Citibank	$ / £ / €	25%	Collateral marks only	Term matched(3)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(3)
Deutsche Bank		$27%	Collateral marks only	August 9, 2021(5)
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2020
Morgan Stanley	$ / £/ €	25%	Collateral marks only	March 3, 2020
Bank of America - Multi. JV(6)		$43%	Collateral marks only	July 19, 2021
Goldman Sachs - Multi. JV(6)		$25%	Collateral marks only	July 12, 2020(7)
Barclays		$25%	Collateral marks only	March 29, 2023(8)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(4)	Includes five one-year extension options which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(7)	Includes one one-year extension option which may be exercised at our sole discretion.
(8)	Includes four one-year extension options which may be exercised at our sole discretion.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Currency	Outstanding Borrowings	Potential Borrowings(1)	Index	Rate(2)	Advance Rate(3)
$	$ 3,592,644	$ 4,272,553	1-month USD LIBOR	L+1.81%	78.8%
€	€ 59,225	€ 80,825	3-month EURIBOR	L+2.25%	80.0%
£	£ 132,771	£ 209,406	3-month GBP LIBOR	L+2.23%	78.6%

	$ 3,851,609	$ 4,665,513		L+1.84%	78.8%

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

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset. The following tables detail our asset-specific borrowings related to the GE portfolio acquisition ($ in thousands):

	March 31, 2018
Asset-Specific Financings	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	13	$709,644	$711,057	5.91%	n/a	Mar. 2021
Financing provided	13	$559,637	$558,670	L+1.69%	$250,000	Mar. 2021

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	16	$906,707	$911,092	5.74%	n/a	Jul. 2020
Financing provided	16	$703,423	$702,337	L+1.72%	$250,000	Jul. 2020

(1)

As of March 31, 2018, this facility provided for $659.9 million of financing, of which $559.6 million was outstanding and an additional $100.3 million was available to finance future loan fundings in the GE portfolio. As of December 31, 2017, this facility provided for $816.3 million of financing, of which $703.4 million was outstanding and an additional $112.9 million was available to finance future loan fundings in the GE portfolio.

(2)

Includes fixed and floating rate loans and related liabilities which are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore, the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(3)	We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million.
(4)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Asset-Specific Financings

During the three months ended March 31, 2018, we entered into an €800.0 million asset-specific financing secured by a €1.0 billion senior loan. The following tables detail our asset-specific financings ($ in thousands):

	March 31, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	7	$2,075,003	$2,060,036	L+3.82%	n/a	Jul. 2022
Financing provided(4)	7	$1,607,424	$1,600,256	L+1.76%	$1,229,828	Jul. 2022

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

(4)	Borrowings of $498.0 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$682,259	$677,296	L+4.76%	n/a	Dec. 2020
Financing provided(4)	6	$518,864	$517,088	L+2.50%	$162,475	Dec. 2020

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

The weighted-average outstanding balance of our asset-specific financings was $632.6 million for the three months ended March 31, 2018 and $517.7 million for the three months ended December 31, 2017.

Revolving Credit Agreement

We have entered into a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the three months ended March 31, 2018, we had no borrowings under the revolving credit agreement and we recorded interest expense of $532,000, including $260,000 of amortization of deferred fees and expenses.

During the three months ended December 31, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $52.0 million and we recorded interest expense of $1.1 million, including $253,000 of amortization of deferred fees and expenses. As of December 31, 2017, we had no outstanding borrowings under the agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.2 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2018; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2018 and December 31, 2017, we were in compliance with these covenants.

6. LOAN PARTICIPATIONS SOLD, NET

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

The following tables detail our loan participations sold ($ in thousands):

	March 31, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$178,602	$176,390	L+5.95%	n/a	Feb. 2022
Senior participation(3)(4)	1	118,189	117,926	L+4.09%	n/a	Feb. 2022

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$141,119	$138,907	L+5.94%	n/a	Feb. 2022
Senior participation(3)(4)	1	80,706	80,415	L+4.14%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of March 31, 2018 and December 31, 2017, our loan participations sold was non-recourse to us.
(3)

During the three months ended March 31, 2018 and December 31, 2017, we recorded $1.5 million and $834,000, respectively, of interest expense related to our loan participations sold, of which $1.4 million and $796,000 was paid in cash.

(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $263,000 and $291,000 as of March 31, 2018 and December 31, 2017, respectively.

7. SECURITIZED DEBT OBLIGATIONS, NET

We have financed a pool of our loans through a collateralized loan obligation, or the CLO, and have also financed one of our loans through a single asset securitization vehicle, or the Single Asset Securitization. The CLO and the Single Asset Securitization have issued securitized debt obligations that are non-recourse to us. Both the CLO and the Single Asset Securitization are consolidated in our financial statements. Refer to Note 15 for further discussion of our CLO and Single Asset Securitization.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our securitized debt obligations ($ in thousands):

	March 31, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	30	$1,000,000	$1,000,000	5.46%	Nov. 2021
Financing provided	1	817,500	807,921	L+1.73%	June 2035
Single Asset Securitization
Collateral assets(3)	1	668,728	665,201	L+3.60%	June 2023
Financing provided	1	474,620	474,358	L+1.98%	June 2033
Total
Collateral assets	31	$1,668,728	$1,665,201	5.47%

Financing provided(4)	2	$1,292,120	$1,282,279	L+1.82%

	December 31, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	5.16%	Nov. 2021
Financing provided	1	817,500	808,083	L+1.76%	June 2035
Single Asset Securitization
Collateral assets(3)	1	656,406	652,880	L+3.60%	June 2023
Financing provided	1	474,620	474,328	L+1.94%	June 2033
Total
Collateral assets	32	$1,656,406	$1,652,880	5.17%

Financing provided(4)	2	$1,292,120	$1,282,411	L+1.83%

(1)

As of March 31, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. As of December 31, 2017, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2018 and December 31, 2017, we recorded $11.0 million and $4.7 million of interest expense, respectively, related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. CONVERTIBLE NOTES, NET

As of March 31, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
November 2013	$172,500	5.25%	5.87%	36.5472	December 1, 2018
May 2017	402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.36, $35.67, and $36.23 per share of class A common stock, respectively, for the November 2013, May 2017, and March 2018 convertible notes. As a result of exceeding the cumulative dividend threshold, as defined in the November 2013 convertible notes supplemental indenture, the conversion rate on the November 2013 convertible notes was most recently adjusted on March 28, 2018 from the prior conversion rate of 36.1380 shares of class A common stock per $1,000 principal amount of convertible notes, which was equivalent to a conversion price of $27.67 per share of class A common stock. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of March 31, 2018.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, January 31, 2022, and December 14, 2022 for the November 2013, May 2017, and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.42 on March 29, 2018, the last trading day in the quarter ended March 31, 2018, was greater than the per share conversion price of the November 2013 convertible notes but less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

Upon our issuance of the November 2013 convertible notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the November 2013 convertible notes issuance is 7.16% per annum.

Upon our issuance of the May 2017 convertible notes, we recorded a $979,000 discount based on the implied value of the conversion option and an assumed effective interest rate of 4.57%, as well as $8.4 million of initial debt discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the May 2017 convertible notes issuance is 4.91% per annum.

Upon our issuance of the March 2018 convertible notes, we recorded a $1.5 million discount based on the implied value of the conversion option and an assumed effective interest rate of 5.25%, as well as $5.2 million of initial debt discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the March 2018 convertible notes issuance is 5.49% per annum.

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Cash coupon	$6,783	$2,264
Discount and issuance cost amortization	1,189	713

Total interest expense	$7,972	$2,977

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2018	December 31, 2017
Face value	$795,000	$575,000
Unamortized discount	(15,848)	(10,279)
Deferred financing costs	(1,082)	(810)

Net book value	$778,070	$563,911

Accrued interest payable for the Convertible Notes was $10.5 million and $3.7 million as of March 31, 2018 and December 31, 2017, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

March 31, 2018				December 31, 2017
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell EUR Forward	2		€185,000	Sell GBP Forward	1		£112,700
Sell GBP Forward	1		£112,700	Sell CAD Forward	1	C$	95,100
Sell CAD Forward	1	C$	89,800

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2018
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,004	1.0%	CDOR	1.2
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.2
Interest Rate Caps	3	C$	22,765	2.0%	CDOR	0.9

December 31, 2017
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,094	1.0%	CDOR	1.4
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.5
Interest Rate Caps	3	C$	23,370	2.0%	CDOR	0.3

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2018, we estimate that an additional $635,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the three months ended March 31, 2018 and 2017, we recorded gains of $215,000 and $90,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements.

The following tables summarize our non-designated hedges (notional amount in thousands):

March 31, 2018
Non-designated Hedges	Number of Instrument	Notional Amount
Buy GBP / Sell EUR Forward	1	€12,857

December 31, 2017
Non-designated Hedges	Number of Instrument	Notional Amount
Buy GBP / Sell EUR Forward	1	€12,857

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,716	$—	$2,166	$4,872
Interest rate derivatives	1,249	1,214	—	—

Total	$2,965	$1,214	$2,166	$4,872

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$154	$—	$—	$39
Interest rate derivatives	—	—	—	—

Total	$154	$—	$—	$39

Total Derivatives	$3,119	$1,214	$2,166	$4,911

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2018	2017		2018	2017
Net Investment Hedges
Foreign exchange contracts(1)	$(2,953)	$(4,294)	Interest Expense	$—	$—

Cash Flow Hedges
Interest rate derivatives	127	(105)	Interest Income (Expense)(2)	109	(474)

Total	$(2,826)	$(4,399)		$109	$(474)

(1)

During the three months ended March 31, 2018 and 2017, we paid net cash settlements of $7.4 million and $1.8 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the three months ended March 31, 2018, we recorded total interest and related income of $155.4 million which included interest income of $109,000 related to our cash flow hedges. During the three months ended March 31, 2017, we incurred total interest and related expenses of $46.7 million which included $474,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2018, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $6.6 million under these derivative contracts. As of December 31, 2017, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $4.1 million under these derivative contracts.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of March 31, 2018, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2018.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2018	2017
Beginning balance	108,081,077	94,709,290
Issuance of class A common stock(2)	455	270
Issuance of restricted class A common stock, net	309,775	277,815
Issuance of deferred stock units	7,871	6,415

Ending balance	108,399,178	94,993,790

(1)	Includes deferred stock units held by members of our board of directors of 205,088 and 175,442 as of March 31, 2018 and 2017, respectively.
(2)	Includes 455 and 270 shares issued under our dividend reinvestment program during the three months ended March 31, 2018 and 2017, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2018 and 2017, we issued 455 shares and 270 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2018, a total of 9,996,471 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under the ATM Agreements during the three months ended March 31, 2018 and 2017. As of March 31, 2018, sales of our class A common stock with an aggregate sales price of $188.6 million remained available for issuance under the ATM Agreements.

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

On March 13, 2018, we declared a dividend of $0.62 per share, or $67.1 million, that was paid on April 16, 2018, to stockholders of record as of March 30, 2018. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Dividends declared per share of common stock	$0.62	$0.62
Total dividends declared	$67,066	$58,787

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017
Net income(1)	$60,958	$51,405
Weighted-average shares outstanding, basic and diluted	108,397,598	94,993,386

Per share amount, basic and diluted	$0.56	$0.54

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of March 31, 2018, total accumulated other comprehensive loss was $21.9 million, primarily representing (i) $49.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

foreign currencies and (ii) an offsetting $27.7 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2017, total accumulated other comprehensive loss was $29.7 million, primarily representing (i) $60.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $30.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2018, our Multifamily Joint Venture’s total equity was $35.3 million, of which $30.0 million was owned by us, and $5.3 million was allocated to non-controlling interests. As of December 31, 2017, our Multifamily Joint Venture’s total equity was $42.3 million, of which $36.0 million was owned by us, and $6.3 million was allocated to non-controlling interests.

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

During the three months ended March 31, 2018 and 2017, we incurred $11.1 million and $9.6 million, respectively, of management fees payable to our Manager. In addition, during the three months ended March 31, 2018 and 2017, we incurred $4.4 million and $3.3 million, respectively, of incentive fees payable to our Manager.

As of March 31, 2018 and December 31, 2017 we had accrued management and incentive fees payable to our Manager of $15.5 million and $14.3 million, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Professional services(1)	$1,223	$1,017
Operating and other costs(1)	509	445

Subtotal	1,732	1,462
Non-cash compensation expenses
Restricted class A common stock earned	6,851	5,813
Director stock-based compensation	125	94

Subtotal	6,976	5,907

Total BXMT expenses	8,708	7,369
Other expenses	—	59

Total general and administrative expenses	$8,708	$7,428

(1)

During the three months ended March 31, 2018, we recognized an aggregate $101,000 of expenses related to our Multifamily Joint Venture. We did not recognize any expenses related to our Multifamily Joint Venture during the three months ended March 31, 2017.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2018 and December 31, 2017, we were in compliance with all REIT requirements.

Securitization transactions could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, or UBTI, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. We currently own no UBTI producing assets and we do not intend to purchase or generate assets that produce UBTI distributions in the future.

During the three months ended March 31, 2018 and 2017, we recorded a current income tax provision of $120,000 and $89,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2018 or December 31, 2017.

Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable REIT subsidiaries generate taxable income in future periods, they may be subject to lower U.S. federal income tax rates.

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

As of March 31, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2018, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under seven benefit plans as of March 31, 2018: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; and (vii) our 2016 manager incentive plan, or 2016 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, and our 2013 Manager Plan, collectively, as our Expired Plans and we refer to our 2016 Plan and 2016 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 2,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2018, there were 488,153 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	1,484,175	$30.61
Granted	318,741	31.83
Vested	(136,738)	28.92
Forfeited	(8,966)	30.54

Balance as of March 31, 2018	1,657,212	$30.98

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,657,212 shares of restricted class A common stock outstanding as of March 31, 2018 will vest as follows: 719,642 shares will vest in 2018; 620,323 shares will vest in 2019; and 317,247 shares will vest in 2020. As of March 31, 2018, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $42.0 million based on the closing price of our class A common stock of $31.42 on March 29, 2018, the last trading day in the quarter ended March 31, 2018. This cost is expected to be recognized over a weighted average period of 1.1 years from March 31, 2018.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$3,119	$—	$3,119	$—	$1,214	$—	$1,214
Liabilities
Derivatives	$—	$2,166	$—	$2,166	$—	$4,911	$—	$4,911

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the carrying amount, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2018			December 31, 2017
	Carrying	Face	Fair	Carrying	Face	Fair
	Amount	Amount	Value	Amount	Amount	Value
Financial assets
Cash and cash equivalents	$57,396	$57,396	$57,396	$69,654	$69,654	$69,654
Restricted cash	17,082	17,082	17,082	32,864	32,864	32,864
Loans receivable, net	11,081,716	11,140,975	11,142,089	10,056,732	10,108,226	10,112,331
Financial liabilities
Secured debt agreements, net	5,996,880	6,018,670	6,018,670	5,273,855	5,290,536	5,290,536
Loan participations sold, net	117,926	118,189	118,189	80,415	80,706	80,706
Securitized debt obligations, net	1,282,279	1,292,120	1,292,630	1,282,412	1,292,120	1,292,589
Convertible notes, net	778,070	795,000	811,348	563,911	575,000	610,201

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the assets and liabilities of our consolidated CLO and Single Asset Securitization VIEs ($ in thousands):

	March 31, 2018	December 31, 2017
Assets:
Loans receivable, net	$1,500,000	$1,500,000
Other assets	4,582	2,407

Total assets	$1,504,582	$1,502,407

Liabilities:
Securitized debt obligations, net	$1,282,279	$1,282,412
Other liabilities	1,860	1,379

Total liabilities	$1,284,139	$1,283,791

Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide financial support to these VIEs.

16. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2018, and will be automatically renewed for a one-year term each anniversary thereafter unless earlier terminated.

As of March 31, 2018 and December 31, 2017, our consolidated balance sheet included $15.5 million and $14.3 million of accrued management and incentive fees payable to our Manager, respectively. During the three months ended March 31, 2018, we paid $14.3 million of management and incentive fees to our Manager, compared to $12.8 million during the same period of 2017. In addition, during the three months ended March 31, 2018, we reimbursed our Manager for $190,000 of expenses incurred on our behalf compared to $93,000 during the same period of 2017.

As of March 31, 2018, our Manager held 804,483 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $25.0 million, and vest in installments over three years from the date of issuance. During the three months ended March 31, 2018 and 2017, we recorded non-cash expenses related to shares held by our Manager of $3.2 million and $2.9 million, respectively. We did not issue any shares of restricted class A common stock to our Manager during the three months ended March 31, 2018 or 2017, respectively. Refer to Note 13 for further details on our restricted class A common stock.

An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the three months ended March 31, 2018 or 2017.

In March of 2018, we originated €1.0 billion of a total €7.3 billion senior term facility, or the Senior Term Facility, for the acquisition of a portfolio of Spanish real estate assets and a Spanish real estate management and loan servicing company by a joint venture between Banco Santander S.A and certain Blackstone-advised investment vehicles. These investment vehicles own 51% of the joint venture, and we will forgo all non-economic rights under the Senior Term Facility, including voting rights, so long as Blackstone-advised investment vehicles control the joint venture. The Senior Term Facility was negotiated by the joint venture with third-party investment banks without our involvement, and our 14% interest in the Senior Term Facility was made on such market terms.

In the first quarter of 2018, we originated a $330.0 million senior loan, the proceeds of which were used by the borrower to repay an existing loan owned by a Blackstone-advised investment vehicle.

During the three months ended March 31, 2017, we originated two loans whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions. We did not have any similar transactions during the three months ended March 31, 2018.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2018 and 2017, we incurred $141,000 and $88,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager.

17. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of March 31, 2018, we had unfunded commitments of $1.5 billion related to 74 loans receivable, which amounts will generally be funded to finance lease-related or capital expenditures by our borrowers. These future commitments will expire variously over the next five years.

Principal Debt Repayments

Our contractual principal debt repayments as of March 31, 2018 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements(1)	$6,018,670	$276,366	$2,253,937	$3,380,694	$107,673
Principal repayments of convertible notes	795,000	172,500	—	622,500	—

Total(2)	$6,813,670	$448,866	$2,253,937	$4,003,194	$107,673

(1)

The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)

As of March 31, 2018, the total does not include $118.2 million of loan participations sold, $995.9 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of March 31, 2018, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2017 and elsewhere in this quarterly report on Form 10-Q.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2018 we recorded earnings per share of $0.56, declared a dividend of $0.62 per share, and reported $0.64 per share of Core Earnings. In addition, our book value per share as of March 31, 2018 was $26.95. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2018	December 31, 2017
Net income (1)	$60,958	$57,891
Weighted-average shares outstanding, basic and diluted	108,397,598	98,810,617

Net income per share, basic and diluted	$0.56	$0.59

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2018	December 31, 2017
Net income(1)	$60,958	$57,891
Non-cash compensation expense	6,976	6,221
GE purchase discount accretion adjustment(2)	(17)	(483)
Other items	1,388	874

Core Earnings	$69,305	$64,503

Weighted-average shares outstanding, basic and diluted	108,397,598	98,810,617

Core Earnings per share, basic and diluted	$0.64	$0.65

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Adjustment in respect of the deferral in Core Earnings of the accretion of a total $9.1 million of purchase discount attributable to a certain pool of GE portfolio loans until repayment in full of the remaining loans in the pool is substantially assured.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2018	December 31, 2017
Stockholders’ equity	$2,921,213	$2,911,066
Shares
Class A common stock	108,194,090	107,883,860
Deferred stock units	205,088	197,217

Total outstanding	108,399,178	108,081,077

Book value per share	$26.95	$26.93

II. Loan Portfolio

During the quarter ended March 31, 2018, we originated $1.9 billion of loans. Loan fundings during the quarter totaled $2.0 billion, including $8.5 million of non-consolidated senior interests. Loan repayments during the quarter totaled $965.4 million, including $13.2 million of non-consolidated senior interests. We generated interest income of $155.4 million and incurred interest expense of $70.0 million during the quarter, which resulted in $85.4 million of net interest income during the three months ended March 31, 2018.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2018	December 31, 2017
Loan originations(1)	$1,886,740	$1,235,678
Loan fundings(2)	$1,986,723	$1,294,863
Loan repayments(3)	(965,380)	(874,998)

Total net fundings	$1,021,343	$419,865

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)

Loan fundings during the three months ended March 31, 2018 and December 31, 2017 include $8.5 million and $11.4 million, respectively, of additional fundings under related non-consolidated senior interests.

(3)

Loan repayments during the three months ended March 31, 2018 and December 31, 2017 include $13.2 million and $17.1 million, respectively, of additional repayments under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of March 31, 2018 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	106	106	100	6
Principal balance	$11,140,975	$12,136,883	$11,449,638	$687,245
Net book value	$11,081,716	$12,075,491	$11,388,828	$686,663
Unfunded loan commitments(2)	$1,473,112	$1,504,268	$1,504,268	$—
Weighted-average cash coupon(3)	5.50%	5.36%	L + 3.78%	4.63%
Weighted-average all-in yield(3)	5.88%	5.78%	L + 4.17%	5.71%
Weighted-average maximum maturity (years)(4)	3.7	3.7	3.6	3.8
Loan to value (LTV)(5)	62.4%	61.6%	61.1%	70.2%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $995.9 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of March 31, 2018, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans by total loan exposure indexed to USD LIBOR based on total loan exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield for the total loan portfolio assume applicable floating benchmark rates as of March 31, 2018 for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2018, based on total loan exposure, 70% of our loans were subject to yield maintenance or other prepayment restrictions and 30% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of March 31, 2018:

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.

Asset Management

We actively manage the investments in our loan portfolio and exercise the rights afforded to us as a lender, including collateral level budget approvals, lease approvals, loan covenant enforcement, escrow/reserve management, collateral release approvals and other rights that we may negotiate.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	2	$68,967	$69,057
2	34	3,135,997	3,148,059
3	70	7,876,752	8,919,767
4	—	—	—
5	—	—	—

	106	$11,081,716	$12,136,883

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $995.9 million of such non-consolidated senior interests as of March 31, 2018.

The weighted-average risk rating of our total loan exposure was 2.7 as of both March 31, 2018 and December 31, 2017. The risk rating of one of the loans in our portfolio with a net book value of $20.5 million was upgraded from a “4” as of December 31, 2017 to a “3” as of March 31, 2018. This loan was repaid in full in April 2018.

Multifamily Joint Venture

As of March 31, 2018, our Walker & Dunlop Multifamily Joint Venture held $155.3 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	March 31, 2018	December 31, 2017
Credit facilities	$3,851,609	$4,068,249
Asset-specific financings	1,607,424	518,864
GE portfolio acquisition facility	559,637	703,423
Revolving credit agreement	—	—
Loan participations sold	118,189	80,706
Non-consolidated senior interests	995,908	985,382
Securitized debt obligations	1,292,120	1,292,120

Total portfolio financing	$8,424,887	$7,648,744

Credit Facilities

The following table details our credit facilities ($ in thousands):

	March 31, 2018
	Maximum	Collateral	Credit Borrowings
Lender	Facility Size(1)	Assets(2)	Potential(3)	Outstanding	Available(3)
Wells Fargo	$2,000,000	$1,603,878	$1,205,597	$857,498	$348,099
MetLife	1,000,000	1,051,140	822,534	822,534	—
Bank of America	1,000,000	820,016	637,992	637,992	—
Citibank	750,000	548,629	430,290	430,290	—
Société Générale(4)	492,000	375,742	300,871	300,871	—
Deutsche Bank	500,000	360,564	265,643	265,643	—
JP Morgan	500,000	558,426	421,250	210,212	211,038
Morgan Stanley(5)	700,900	594,549	457,971	203,204	254,767
Bank of America - Multi. JV(6)	200,000	112,550	90,040	90,040	—
Goldman Sachs - Multi. JV(6)	250,000	42,774	33,325	33,325	—
Barclays	1,000,000	—	—	—	—

	$8,392,900	$6,068,268	$4,665,513	$3,851,609	$813,904

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)	Represents the principal balance of the collateral assets.
(3)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(4)	As of March 31, 2018, the Société Générale maximum facility size was composed of a €400.0 million facility size, which translated to $492.0 million as of such date.
(5)	As of March 31, 2018, the Morgan Stanley maximum facility size was composed of a £500.0 million facility size, which translated to $700.9 million as of such date.
(6)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our credit facilities was $4.1 billion for the three months ended March 31, 2018. As of March 31, 2018, we had aggregate borrowings of $3.9 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.84% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.07% per annum, and a weighted-average advance rate of 78.8%. As of March 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.4 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

GE Portfolio Acquisition Facility

During the second quarter of 2015, concurrently with our acquisition of the GE portfolio, we entered into an agreement with Wells Fargo to provide us with secured financing for the acquired portfolio. The GE portfolio acquisition facility is non-revolving and consists of a single master repurchase agreement providing for asset-specific borrowings for each collateral asset. The following table details our asset-specific borrowings related to the GE portfolio acquisition ($ in thousands):

	March 31, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Asset-Specific Financings	Count	Balance(1)	Value	Yield/Cost(2)	Guarantee(3)	Term(4)
Collateral assets	13	$709,644	$711,057	5.91%	n/a	Mar. 2021
Financing provided	13	$559,637	$558,670	L+1.69%	$250,000	Mar. 2021

(1)

As of March 31, 2018, this facility provided for $659.9 million of financing, of which $559.6 million was outstanding and an additional $100.3 million was available to finance future loan fundings in the GE portfolio.

(2)

Includes fixed and floating rate loans and related liabilities which are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore, the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(3)	We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million.
(4)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	March 31, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Asset-Specific Financings	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term(3)
Collateral assets	7	$2,075,003	$2,060,036	L+3.82%	n/a	Jul. 2022
Financing provided(4)	7	$1,607,424	$1,600,256	L+1.76%	$1,229,828	Jul. 2022

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

(4)	Borrowings of $498.0 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

Refer to Note 5 to our consolidated financial statements for additional terms and details of our secured debt agreements, including certain financial covenants.

Revolving Credit Agreement

We have entered into a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the three months ended March 31, 2018, we had no borrowings under the revolving credit agreement and we recorded interest expense of $532,000, including $260,000 of amortization of deferred fees and expenses.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	March 31, 2018
		Principal	Book
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$178,602	$176,390	L+5.95%	n/a	Feb. 2022
Senior participation(3)(4)	1	118,189	117,926	L+4.09%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of March 31, 2018, our loan participations sold was non-recourse to us.
(3)	During the three months ended March 31, 2018, we recorded $1.5 million of interest expense related to our loan participations sold, of which $1.4 million was paid in cash.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $263,000 as of March 31, 2018.

Refer to Note 6 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of March 31, 2018 ($ in thousands):

	March 31, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	3	$1,212,166	n/a	6.26%	n/a	Sept 2021
Senior participation	3	995,908	n/a	4.66%	n/a	Sept 2021

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	March 31, 2018
		Principal	Book	Wtd. Avg.
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	30	$1,000,000	$1,000,000	5.46%	Nov. 2021
Financing provided	1	817,500	807,921	L+1.73%	June 2035
Single Asset Securitization
Collateral assets(3)	1	668,728	665,201	L+3.60%	June 2023
Financing provided	1	474,620	474,358	L+1.98%	June 2033
Total
Collateral assets	31	$1,668,728	$1,665,201	5.47%

Financing provided(4)	2	$1,292,120	$1,282,279	L+1.82%

(1)

As of March 31, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2018, we recorded $11.0 million of interest expense related to our securitized debt obligations.

Refer to Notes 7 and 15 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2018, 94% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2018, the remaining 6% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of March 31, 2018 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$9,456,295	£269,502	€1,101,031	C$	336,643
Floating rate debt(1)(2)(3)	(6,443,085)	(132,771)	(859,225)		(298,518)

Net floating rate exposure(4)	$3,013,210	£136,731	€241,806	C$	38,125

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.0 million ($83.8 million as of March 31, 2018) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$22.8 million to limit our exposure to increases in interest rates.

Convertible Notes

As of March 31, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
November 2013	$172,500	5.25%	5.87%	December 1, 2018
May 2017	402,500	4.38%	4.85%	May 5, 2022
March 2018	220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended March 31,		2018 vs 2017
	2018	2017	$
Income from loans and other investments
Interest and related income	$155,425	$118,517	$36,908
Less: Interest and related expenses	69,989	46,674	23,315

Income from loans and other investments, net	85,436	71,843	13,593
Other expenses
Management and incentive fees	15,492	12,921	2,571
General and administrative expenses	8,708	7,428	1,280

Total other expenses	24,200	20,349	3,851

Income before income taxes	61,236	51,494	9,742
Income tax provision	120	89	31

Net income	61,116	51,405	9,711

Net income attributable to non-controlling interests	(158)	—	(158)

Net income attributable to Blackstone Mortgage Trust, Inc.	$60,958	$51,405	$9,553

Net income per share - basic and diluted	$0.56	$0.54	$0.02
Dividends declared per share	$0.62	$0.62	$0.00

Income from loans and other investments, net

Income from loans and other investments, net increased $13.6 million during the three months ended March 31, 2018 compared to the corresponding period in 2017. The increase was primarily due to the increase in the weighted-average principal balance of our loan portfolio, which increased by $1.7 billion during the three months ended March 31, 2018, as compared to the corresponding period in 2017. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $1.2 billion during the three months ended March 31, 2018, as compared to the corresponding period in 2017.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $3.9 million during the three months ended March 31, 2018 compared to the corresponding period in 2017 due to (i) an increase of $1.5 million of management fees payable to our Manager, primarily as a result of additional net proceeds received from the sale of our class A common stock in the fourth quarter of 2017, (ii) an increase of $1.1 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (iii) $1.0 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $263,000 of general operating expenses.

Net income attributable to non-controlling interests

During the three months ended March 31, 2018, we recognized $158,000 of net income attributable to non-controlling interests related to our Multifamily Joint Venture.

Dividends per share

During the three months ended March 31, 2018, we declared a dividend of $0.62 per share, or $67.1 million, which was paid on April 16, 2018 to common stockholders of record as of March 30, 2018. During the three months ended March 31, 2017, we declared a dividend of $0.62 per share, or $58.8 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of March 31, 2018, we had 108,194,090 shares of our class A common stock outstanding representing $2.9 billion of stockholders’ equity, $6.0 billion of outstanding borrowings under secured debt agreements, and $795.0 million of Convertible Notes outstanding.

As of March 31, 2018, our secured debt agreements consisted of credit facilities with an outstanding balance of $3.9 billion, the GE portfolio acquisition facility with an outstanding balance of $559.6 million, and $1.6 billion of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of March 31, 2018 we had $118.2 million of loan participations sold and $995.9 million of non-consolidated senior interests outstanding. In addition, as of March 31, 2018, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our CLO and our Single Asset Securitization.

See Notes 5, 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.3x	2.0x
Total leverage ratio(2)	3.1x	2.8x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our credit facilities and revolving credit agreement, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$57,396	$69,654
Available borrowings under secured debt agreements	825,074	595,848
Loan principal payments held by servicer, net(1)	4,684	15,763

	$887,154	$681,265

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,996,471 shares of class A common stock were available for issuance as of March 31, 2018, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $188.6 million of additional shares of our class A common stock as of March 31, 2018. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $6.0 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2018 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$1,473,112	$317,943	$1,133,719	$21,450	$—
Principal repayments under secured debt agreements(2)	6,018,670	276,366	2,253,937	3,380,694	107,673
Principal repayments of convertible notes	795,000	172,500	—	622,500	—
Interest payments(2)(3)	871,885	270,537	414,764	183,576	3,008

Total(4)	$9,158,667	$1,037,346	$3,802,420	$4,208,220	$110,681

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of March 31, 2018 will remain constant into the future. This is only an estimate as actual amounts borrowed and rates will vary over time.

(4)

Total does not include $118.2 million of loan participations sold, $995.9 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Cash flows provided by operating activities	$72,579	$57,374
Cash flows used in investing activities	(967,495)	(124,452)
Cash flows provided by financing activities	857,676	55,202

Net decrease in cash, cash equivalents, and restricted cash	$(37,240)	$(11,876)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $37.2 million for the three months ended March 31, 2018, compared to a net decrease of $11.9 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, we (i) received $1.0 billion of proceeds from loan principal collections, (ii) borrowed a net $684.0 million under our secured debt agreements, and (iii) received $214.5 million of net proceeds from the issuance of convertible notes. We used the proceeds from our loan repayments and financing activities to fund $2.0 billion of new loans during the three months ended March 31, 2018.

Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5 and 8 to our consolidated financial statements for additional discussion of our secured debt agreements and convertible notes.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2018 and December 31, 2017, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 13, 2018.

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2018 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	3/22/2018	$1,230.0	$1,230.0	$1,220.2	L + 3.15%	L + 3.40%	3/15/2023	Diversified - Spain	Spanish Assets	n/a	67%	3
2	Senior loan	5/11/2017	752.6	668.7	665.2	L + 3.40%	L + 3.60%	6/10/2023	Northern Virginia	Office	$327 / sqft	62%	3
3	Senior loan(3)	5/15/2015	590.0	555.4	94.1	L + 4.25%	L + 4.58%	5/15/2020	Miami	Retail	704 / sqft	36%	3
4	Senior loan(3)	8/6/2015	517.6	517.6	93.8	4.49%	5.81%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
5	Senior loan	1/7/2015	315.0	297.9	297.4	L + 3.50%	L + 3.71%	1/9/2021	New York	Office	255 / sqft	53%	2
6	Senior loan	5/1/2015	320.3	294.5	294.4	L + 3.45%	L + 3.83%	5/1/2020	New York	Office	375 / sqft	68%	3
7	Senior loan	2/13/2018	330.0	294.0	293.4	L + 3.42%	L + 3.54%	3/9/2023	New York	Multi	711,951 / unit	62%	3
8	Senior loan	3/31/2017	258.4	241.5	239.7	L + 4.15%	L + 4.54%	4/9/2022	Maui	Hotel	318,182 / key	75%	3
9	Senior loan	12/22/2017	225.0	225.0	223.0	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	326,087 / unit	65%	3
10	Senior loan	6/4/2015	222.9	222.9	225.4	L + 4.20%	L + 4.20%	3/19/2021	Diversified - CAN	Hotel	37,447 / key	54%	2
11	Senior loan	6/23/2015	221.6	214.8	214.5	L + 3.65%	L + 4.00%	5/8/2022	Washington DC	Office	241 / sqft	72%	2
12	Senior loan	8/3/2016	275.9	208.1	206.8	L + 4.66%	L + 5.23%	8/9/2021	New York	Office	286 / sqft	57%	3
13	Senior loan	2/25/2014	195.0	195.0	194.2	L + 4.01%	L + 4.46%	3/9/2021	Diversified - US	Hotel	102,470 / key	55%	2
14	Senior loan	8/19/2016	200.0	189.8	189.9	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	580 / sqft	69%	3
15	Senior loan	4/15/2016	200.0	188.8	188.7	L + 4.25%	L + 4.86%	5/9/2021	New York	Office	176 / sqft	40%	3
16	Senior loan	1/26/2017	287.8	178.5	176.2	L + 5.50%	L + 5.95%	2/9/2022	Boston	Office	480 / sqft	42%	2
17	Senior loan	12/22/2016	204.5	178.2	177.3	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	250 / sqft	66%	3
18	Senior loan	3/8/2016	181.2	171.3	170.4	L + 3.55%	L + 3.85%	3/9/2021	Orange County	Office	215 / sqft	52%	3
19	Senior loan	8/17/2016	187.0	169.0	168.1	L + 3.75%	L + 4.13%	9/9/2021	San Francisco	Office	498 / sqft	65%	2
20	Senior loan	5/16/2017	189.2	167.4	166.0	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	126 / sqft	59%	3
21	Senior loan	8/31/2017	183.0	166.7	165.2	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	198 / sqft	64%	3
22	Senior loan	11/30/2017	197.4	159.1	157.4	L + 3.80%	L + 4.20%	12/9/2022	San Jose	Office	264 / sqft	64%	3
23	Senior loan	2/12/2016	225.0	150.6	148.5	L + 5.75%	L + 7.10%	2/11/2021	Seattle	Office	200 / sqft	48%	2
24	Senior loan	10/5/2016	145.5	144.4	143.9	L + 4.35%	L + 4.84%	10/9/2021	Diversified - US	Hotel	54,464 / key	61%	2
25	Senior loan(3)	6/30/2015	142.2	139.2	27.5	L + 4.75%	L + 5.26%	8/15/2022	San Francisco	Condo	704 / sqft	60%	3
26	Senior loan	8/23/2017	165.0	136.1	134.7	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	276 / sqft	74%	3
27	Senior loan	1/30/2014	133.4	133.4	133.0	L + 4.30%	L + 5.83%	6/1/2018	New York	Hotel	212,341 / key	38%	2
28	Senior loan	10/26/2016	129.4	129.4	128.7	L + 4.20%	L + 4.57%	11/9/2021	Oakland	Office	136 / sqft	72%	2
29	Senior loan	11/14/2017	128.5	128.5	127.4	L + 3.80%	L + 4.16%	12/9/2022	Huntington Beach	Hotel	514,000 / key	57%	3
30	Senior loan	12/21/2017	182.5	127.5	125.8	L + 3.25%	L + 3.68%	1/9/2023	Atlanta	Office	96 / sqft	51%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
31	Senior loan	6/29/2017	141.1	124.2	123.2	L + 3.35%	L + 3.77%	7/9/2022	Torrance	Multi	245,477 / unit	68%	3
32	Senior loan	10/17/2016	120.6	120.6	119.9	L + 3.95%	L + 3.98%	10/21/2021	Diversified - UK	Other	166 / sqft	73%	3
33	Senior loan	11/2/2017	140.0	120.0	118.8	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	158 / sqft	69%	3
34	Senior loan	12/9/2014	131.2	113.6	113.3	L + 3.65%	L + 3.80%	12/9/2021	Diversified - US	Office	81 / sqft	65%	2
35	Senior loan	2/18/2016	112.1	112.1	112.1	L + 3.75%	L + 4.41%	4/20/2019	London - UK	Office	953 / sqft	44%	3
36	Senior loan	2/20/2014	110.0	110.0	109.8	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	161 / sqft	74%	2
37	Senior loan	7/28/2016	119.0	107.2	106.6	L + 3.60%	L + 4.00%	8/9/2021	Atlanta	Office	170 / sqft	70%	3
38	Senior loan	6/24/2015	107.3	104.9	104.8	L + 4.25%	L + 4.62%	7/9/2020	Honolulu	Hotel	176,048 / key	67%	3
39	Senior loan	3/21/2018	113.2	104.0	103.0	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	104 / sqft	72%	3
40	Senior loan	3/13/2018	123.0	103.0	101.8	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	159,690 / key	50%	3
41	Senior loan	1/22/2016	128.5	99.9	99.5	L + 4.25%	L + 4.69%	2/9/2021	Los Angeles	Retail	259 / sqft	64%	3
42	Senior loan	5/22/2014	100.0	96.3	96.2	L + 3.75%	L + 4.07%	6/15/2021	Orange County	Office	169 / sqft	74%	2
43	Senior loan	1/31/2017	134.8	96.1	95.1	L + 5.00%	L + 5.49%	2/9/2022	Boston	Other	521 / sqft	60%	3
44	Senior loan	3/10/2016	98.5	94.4	94.1	L + 4.10%	L + 4.52%	4/9/2021	Chicago	Multi	651,358 / unit	63%	3
45	Senior loan	5/16/2014	100.0	93.0	92.7	L + 3.85%	L + 4.21%	4/9/2022	Miami	Office	200 / sqft	67%	3
46	Senior loan	2/18/2015	89.9	85.6	85.6	L + 3.75%	L + 3.87%	3/9/2020	Diversified - CA	Office	177 / sqft	71%	2
47	Senior loan	2/27/2015	102.2	85.5	84.8	L + 3.55%	L + 3.90%	4/28/2022	Chicago	Office	175 / sqft	65%	2
48	Senior loan	2/12/2016	100.0	82.2	81.9	L + 4.15%	L + 4.46%	3/9/2021	Long Island	Office	122 / sqft	65%	3
49	Senior loan	7/11/2014	87.2	82.2	81.8	L + 3.55%	L + 3.83%	8/9/2020	Chicago	Office	157 / sqft	65%	2
50	Senior loan	10/28/2014	85.0	82.1	81.9	L + 3.75%	L + 4.01%	11/9/2019	New York	Retail	1,534 / sqft	78%	3
51	Senior loan	5/1/2015	83.5	81.4	81.4	L + 3.95%	L + 4.31%	5/9/2020	Maryland	Hotel	208,763 / key	67%	3
52	Senior loan	8/18/2017	76.3	76.3	75.7	L + 4.10%	L + 4.46%	8/18/2022	Brussels	Office	121 / sqft	59%	3
53	Senior loan	3/31/2017	91.2	71.8	71.2	L + 4.30%	L + 4.89%	4/9/2022	New York	Office	352 / sqft	64%	3
54	Senior loan	6/4/2015	74.7	71.3	72.1	5.14%(6)	5.43%(6)	3/28/2019	Diversified - CAN	Retail	41 / sqft	74%	3
55	Senior loan	5/11/2017	135.9	67.8	66.7	L + 3.40%	L + 3.91%	6/10/2023	Northern Virginia	Office	157 / sqft	38%	2
56	Senior loan	10/6/2014	67.0	67.0	66.9	L + 4.35%	L + 4.61%	10/9/2019	Long Island	Hotel	108,943 / key	56%	3
57	Senior loan	6/29/2016	75.4	66.8	66.5	L + 3.65%	L + 4.08%	7/9/2021	Fort Lauderdale	Office	258 / sqft	64%	2
58	Senior loan	11/30/2016	79.0	66.6	66.2	L + 3.95%	L + 4.39%	12/9/2021	Chicago	Retail	1,317 / sqft	54%	3
59	Senior loan	9/1/2017	72.0	64.0	63.4	L + 4.15%	L + 4.58%	9/9/2021	New York	Condo	674 / sqft	64%	3
60	Senior loan	3/11/2014	65.0	62.3	62.3	L + 4.50%	L + 4.77%	4/9/2019	New York	Multi	699,545 / unit	65%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
61	Senior loan	11/28/2013	65.9	62.2	62.4	L + 4.15%	L + 5.10%	1/20/2020	London - UK	Office	762 / sqft	58%	3
62	Senior loan	5/9/2017	73.7	61.2	60.7	L + 3.85%	L + 4.30%	5/9/2022	New York	Multi	368,600 / unit	67%	3
63	Senior loan	7/13/2017	86.3	60.0	59.3	L + 3.75%	L + 4.18%	8/9/2022	Honolulu	Hotel	192,926 / key	66%	3
64	Senior loan	1/13/2014	60.0	60.0	59.9	L + 3.45%	L + 4.89%	6/9/2020	New York	Office	284 / sqft	53%	2
65	Senior loan	6/29/2017	64.2	57.5	57.0	L + 3.40%	L + 3.71%	7/9/2023	New York	Multi	167,638 / unit	69%	3
66	Senior loan	10/6/2017	55.9	54.6	54.3	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	97,475 / unit	74%	3
67	Senior loan	9/9/2014	56.0	52.5	52.4	L + 4.00%	L + 4.25%	9/9/2019	Ft. Lauderdale	Office	151 / sqft	71%	2
68	Senior loan	11/23/2016	55.4	51.6	51.3	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	215,146 / unit	65%	3
69	Senior loan	11/1/2017	52.1	51.2	50.9	L + 2.95%	L + 3.21%	11/9/2022	Denver	Multi	152,295 / unit	74%	3
70	Senior loan	5/20/2015	58.0	50.0	50.0	5.34%(6)	5.62%(6)	6/30/2019	Charlotte	Office	98 / sqft	71%	3
71	Senior loan	12/27/2016	57.2	49.5	49.1	L + 4.65%	L + 5.08%	1/9/2022	New York	Multi	1,260,476 / unit	64%	3
72	Senior loan	2/9/2017	48.8	46.5	46.1	L + 4.50%	L + 4.98%	2/9/2022	London	Office	760 / sqft	69%	3
73	Senior loan	11/19/2015	48.7	45.9	45.9	L + 4.00%	L + 4.50%	10/9/2018	New York	Office	1,178 / sqft	57%	3
74	Senior loan	9/22/2016	46.0	45.5	45.5	L + 4.25%	L + 4.90%	10/9/2019	New York	Office	456 / sqft	51%	3
75	Senior loan	5/20/2015	45.0	44.0	43.8	L + 3.00%	L + 3.33%	11/1/2022	Los Angeles	Office	205 / sqft	59%	2
76	Senior loan	8/29/2017	51.2	43.5	43.1	L + 3.10%	L + 3.52%	10/9/2022	Southern California	Industrial	91 / sqft	65%	3
77	Senior loan	10/6/2017	41.1	41.0	40.7	L + 2.95%	L + 3.20%	10/9/2022	Las Vegas	Multi	138,345 / unit	77%	3
78	Senior loan	10/30/2017	41.0	41.0	41.0	L + 3.95%	L + 4.38%	5/1/2019	Washington DC	Multi	149,635 / unit	59%	2
79	Senior loan	6/26/2015	42.1	39.4	39.4	L + 3.75%	L + 3.76%	7/9/2020	San Diego	Office	180 / sqft	73%	2
80	Senior loan	8/25/2015	43.8	37.4	37.3	L + 4.50%	L + 4.76%	9/9/2018	Los Angeles	Office	166 / sqft	46%	3
81	Senior loan	11/17/2014	37.2	37.2	37.2	L + 5.50%	L + 5.76%	12/9/2019	Diversified - CAN	Office	59 / sqft	53%	1
82	Senior loan	10/22/2015	36.4	36.4	36.4	L + 4.50%	L + 4.76%	10/22/2018	London - UK	Office	2,753 / sqft	64%	3
83	Senior loan	9/1/2016	35.2	35.2	35.2	L + 4.35%	L + 4.95%	9/1/2021	Atlanta	Multi	213,354 / unit	72%	3
84	Senior loan	10/6/2017	34.8	34.6	34.4	L + 2.95%	L + 3.20%	10/9/2022	Las Vegas	Multi	120,242 / unit	75%	3
85	Senior loan	6/12/2014	34.4	34.4	34.2	L + 4.00%	L + 4.23%	6/30/2020	Los Angeles	Office	39 / sqft	44%	2
86	Senior loan	11/15/2017	34.0	34.0	33.9	L + 4.35%	L + 4.85%	6/1/2019	Sacramento	Multi	193,182 / unit	63%	2
87	Senior loan	4/17/2015	33.2	33.2	33.2	L + 4.50%	L + 4.95%	4/20/2020	Hague - NL	Hotel	108,529 / key	71%	2
88	Senior loan	5/20/2015	36.3	31.8	31.8	L + 3.60%	L + 4.10%	7/11/2019	Los Angeles	Office	385 / sqft	46%	1
89	Senior loan	5/28/2015	48.6	31.6	31.5	L + 4.00%	L + 4.58%	6/30/2020	Los Angeles	Office	36 / sqft	53%	2
90	Senior loan	5/8/2017	80.0	30.3	29.5	L + 3.75%	L + 4.63%	5/8/2022	Washington DC	Office	141 / sqft	73%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
91	Senior loan	3/1/2018	28.0	28.0	27.7	L + 2.95%	L + 3.31%	3/9/2023	Houston	Multi	102,564 / unit	72%	3
92	Senior loan	1/30/2018	28.0	28.0	27.7	L + 2.90%	L + 3.26%	2/9/2023	Houston	Multi	135,266 / unit	66%	3
93	Senior loan	12/15/2017	22.5	22.5	22.1	L + 3.25%	L + 4.31%	12/9/2020	Diversified - US	Hotel	8,465 / key	50%	2
94	Senior loan	5/28/2015	20.5	20.5	20.5	L + 3.95%	L + 5.68%	3/31/2019	Pittsburgh	Hotel	91,867 / key	71%	3
95	Senior loan	6/4/2015	20.4	20.4	20.3	4.50%	5.05%	12/23/2021	Montreal - CAN	Office	56 / sqft	45%	2
96	Senior loan	7/20/2017	193.2	19.4	17.4	L + 5.10%	L + 6.16%	8/9/2022	Oakland	Office	32 / sqft	58%	3
97	Senior loan	6/4/2015	17.5	17.5	17.5	4.63%	5.02%	3/1/2019	Ontario - CAN	Other	51,440 / unit	59%	2
98	Senior loan	6/4/2015	16.7	16.7	16.8	5.20%	5.55%	9/4/2020	Diversified - CAN	Other	3,636 / unit	61%	2
99	Senior loan	11/2/2017	17.9	16.4	16.4	L + 3.90%	L + 4.24%	11/1/2020	Phoenix	Multi	63,071 / unit	59%	2
100	Senior loan	3/9/2018	17.8	16.3	16.3	L + 3.75%	L + 4.00%	4/1/2023	Los Angeles	Multi	125,385 / unit	75%	3
101	Senior loan	6/18/2014	14.8	14.8	14.8	L + 4.00%	L + 4.38%	7/20/2019	Diversified - NL	Office	38 / sqft	69%	3
102	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.62%	11/1/2021	Houston	Multi	110,714 / unit	56%	3
103	Senior loan	9/6/2017	13.3	13.3	13.3	L + 4.25%	L + 5.16%	4/1/2019	Austin	Multi	127,644 / unit	67%	3
104	Senior loan	7/13/2017	13.1	13.1	13.1	L + 4.50%	L + 4.90%	2/1/2020	Orlando	Multi	60,648 / unit	72%	2
105	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.00%	L + 5.35%	7/1/2019	Phoenix	Multi	56,154 / unit	78%	3
106	Senior loan	9/22/2017	91.0	0.0	(0.9)	L + 5.25%	L + 6.00%	10/9/2022	Oakland	Multi	0 / unit	47%	3

			$13,641.2	$12,136.9	$11,081.7	5.36%	5.78%	3.7 yrs				62%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2018, three loans in our portfolio have been financed with an aggregate $995.9 million of non-consolidated senior interest, which are included in the table above.

(4)

As of March 31, 2018, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans by loan exposure indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2018, 94% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2018, the remaining 6% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense for the twelve-month period following March 31, 2018, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)(2)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD	$9,456,295	Interest income	$23,641	$(23,416)	$47,281	$(46,756)
	(6,443,085)	Interest expense	(15,836)	16,108	(31,433)	32,215

	$3,013,210	Total	$7,805	$(7,308)	$15,848	$(14,541)

GBP	$377,788	Interest income	$944	$(944)	$1,889	$(1,889)
	(186,118)	Interest expense	(465)	465	(931)	931

	$191,670	Total	$479	$(479)	$958	$(958)

EUR	$1,354,268	Interest income	$—	$—	$2,329	$—
	(1,056,847)	Interest expense	—	—	(1,818)	—

	$297,421	Total	$—	$—	$511	$—

CAD(3)	$261,288	Interest income	$653	$(653)	$1,306	$(1,306)
	(231,697)	Interest expense	(579)	579	(1,117)	1,158

	$29,591	Total	$74	$(74)	$189	$(148)

		Total	$8,358	$(7,861)	$17,506	$(15,647)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$108.0 million ($83.8 million as of March 31, 2018) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of March 31, 2018, 6% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	March 31, 2018
Foreign currency assets(1)	£643,876	€1,121,768	C$	507,408
Foreign currency liabilities(1)	(435,459)	(855,979)		(407,165)
Foreign currency contracts - notional	(112,700)	(185,000)		(89,800)

Net exposure to exchange rate fluctuations	£95,717	€80,789	C$	10,443

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States Dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. Dollar terms of $29.2 million and $32.7 million, respectively, as of March 31, 2018. Substantially all of our net asset exposure to the Canadian Dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description

10.1	Senior Facilities Agreement, dated March 2, 2018, between Project Quasar Pledgeco S.L.U., Bank of America Merrill Lynch International Limited, Deutsche Bank AG, London Branch, J.P. Morgan Securities PLC, Morgan Stanley Bank, N.A., Morgan Stanley Principal Funding, Inc., Parlex 15 Lux Eur Finco, S.À.R.L., The Royal Bank of Scotland PLC, SOF Investments S.À.R.L. and Situs Asset Management Limited.

10.2	Third Supplemental Indenture, dated March 27, 2018, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on March 27, 2018 and incorporated herein by reference).

10.3	Form of 4.75% Convertible Senior Notes due 2023 (included as Exhibit A in Exhibit 10.2).

10.4	Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association.

10.5	First Amendment to Second Amended and Restated Master Repurchase Agreement, dated as of December 21, 2017, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Blackstone Mortgage Trust, Inc. and Citibank, N.A.

10.6	Second Amendment to Second Amended and Restated Master Repurchase Agreement, dated as of March 30, 2018, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Blackstone Mortgage Trust, Inc. and Citibank, N.A.

10.7	Amendment No. 5 to Master Repurchase Agreement, dated as of December 21, 2017, among Parlex 1 Finance, LLC and Bank of America, N.A.

10.8	Amendment No. 6 to Master Repurchase Agreement, dated as of March 30, 2018, among Parlex 1 Finance, LLC and Bank of America, N.A.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

April 24, 2018	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 24, 2018	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)