Form 10-Q
period 2018-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2018-07-24
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of July 17, 2018 was 111,442,291.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
Assets
Cash and cash equivalents	$107,057	$69,654
Restricted cash	—	32,864
Loans receivable, net	12,214,565	10,056,732
Other assets	60,725	99,575

Total Assets	$12,382,347	$10,258,825

Liabilities and Equity
Secured debt agreements, net	$7,022,500	$5,273,855
Loan participations sold, net	152,855	80,415
Securitized debt obligations, net	1,283,311	1,282,412
Convertible notes, net	779,416	563,911
Other liabilities	115,603	140,826

Total Liabilities	9,353,685	7,341,419

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 111,441,888 and 107,883,860 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,114	1,079
Additional paid-in capital	3,624,767	3,506,861
Accumulated other comprehensive loss	(32,136)	(29,706)
Accumulated deficit	(570,265)	(567,168)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,023,480	2,911,066
Non-controlling interests	5,182	6,340

Total Equity	3,028,662	2,917,406

Total Liabilities and Equity	$12,382,347	$10,258,825

Note: The consolidated balance sheets as of June 30, 2018 and December 31, 2017 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both June 30, 2018 and December 31, 2017, assets of the VIEs totaled $1.5 billion and liabilities of the VIEs totaled $1.3 billion. Refer to Note 15 for additional discussion of the VIEs.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income from loans and other investments
Interest and related income	$191,479	$126,825	$346,904	$245,341
Less: Interest and related expenses	87,733	54,352	157,722	101,026

Income from loans and other investments, net	103,746	72,473	189,182	144,315
Other expenses
Management and incentive fees	22,388	14,393	37,880	27,314
General and administrative expenses	8,747	7,373	17,454	14,800

Total other expenses	31,135	21,766	55,334	42,114

Income before income taxes	72,611	50,707	133,848	102,201
Income tax provision	104	94	224	183

Net income	72,507	50,613	133,624	102,018

Net income attributable to non-controlling interests	(195)	—	(353)	—
Net income attributable to Blackstone Mortgage Trust, Inc.	$72,312	$50,613	$133,271	$102,018

Net income per share of common stock basic and diluted	$0.66	$0.53	$1.23	$1.07

Weighted-average shares of common stock outstanding, basic and diluted	109,069,078	95,005,873	108,735,193	94,999,664

Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$72,507	$50,613	$133,624	$102,018
Other comprehensive income
Unrealized (loss) gain on foreign currency remeasurement	(35,088)	20,045	(24,350)	27,815
Realized and unrealized gain (loss) on derivative financial instruments	24,855	(8,196)	21,920	(12,121)

Other comprehensive (loss) income	(10,233)	11,849	(2,430)	15,694

Comprehensive income	62,274	62,462	131,194	117,712
Comprehensive income attributable to non-controlling interests	(195)	—	(353)	—

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$62,079	$62,462	$130,841	$117,712

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	11,675	—	—	11,675	—	11,675
Issuance of convertible notes	—	856	—	—	856	—	856
Dividends reinvested	—	213	—	(197)	16	—	16
Deferred directors’ compensation	—	188	—	—	188	—	188
Other comprehensive income	—	—	15,694	—	15,694	—	15,694
Net income	—	—	—	102,018	102,018	—	102,018
Dividends declared on common stock	—	—	—	(117,580)	(117,580)	—	(117,580)

Balance at June 30, 2017	$948	$3,102,929	$(40,508)	$(556,896)	$2,506,473	$—	$2,506,473

Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406
Shares of class A common stock issued, net	35	102,463	—	—	102,498	—	102,498
Restricted class A common stock earned	—	13,501	—	—	13,501	—	13,501
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Conversion of convertible notes	—	(20)	—	—	(20)	—	(20)
Dividends reinvested	—	250	—	(223)	27	—	27
Deferred directors’ compensation	—	250	—	—	250	—	250
Other comprehensive income	—	—	(2,430)	—	(2,430)	—	(2,430)
Net income	—	—	—	133,271	133,271	353	133,624
Dividends declared on common stock	—	—	—	(136,145)	(136,145)	—	(136,145)
Contributions from non-controlling interests	—	—	—	—	—	2,475	2,475
Distributions to non-controlling interests	—	—	—	—	—	(3,986)	(3,986)

Balance at June 30, 2018	$1,114	$3,624,767	$(32,136)	$(570,265)	$3,023,480	$5,182	$3,028,662

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$133,624	$102,018
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	13,754	11,866
Amortization of deferred fees on loans	(24,161)	(16,796)
Amortization of deferred financing costs and premiums/discount on debt obligations	13,631	9,488
Changes in assets and liabilities, net
Other assets	(16,582)	(1,255)
Other liabilities	14,745	5,492

Net cash provided by operating activities	135,011	110,813

Cash flows from investing activities
Origination and fundings of loans receivable	(4,200,035)	(1,464,994)
Principal collections and sales proceeds from loans receivable	1,966,125	1,097,022
Origination and exit fees received on loans receivable	62,200	25,228
Receipts under derivative financial instruments	20,784	6,115
Payments under derivative financial instruments	(7,452)	(9,398)
Return of collateral deposited under derivative agreements	21,870	—
Collateral deposited under derivative agreements	(17,750)	—

Net cash used in investing activities	(2,154,258)	(346,027)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from financing activities
Borrowings under secured debt agreements	$4,602,835	$1,744,766
Repayments under secured debt agreements	(2,824,358)	(1,673,886)
Proceeds from sale of loan participations	72,384	—
Payment of deferred financing costs	(15,815)	(9,800)
Contributions from non-controlling interests	2,475	—
Distributions to non-controlling interests	(3,986)	—
Net proceeds from issuance of convertible notes	214,775	280,473
Repayment of convertible notes	(192)	—
Net proceeds from issuance of class A common stock	102,496	16
Dividends paid on class A common stock	(133,968)	(117,402)

Net cash provided by financing activities	2,016,646	224,167

Net decrease in cash, cash equivalents, and restricted cash	(2,601)	(11,047)
Cash, cash equivalents, and restricted cash at beginning of period	102,518	75,567
Effects of currency translation on cash, cash equivalents, and restricted cash	7,140	3,279

Cash, cash equivalents, and restricted cash at end of period	$107,057	$67,799

Supplemental disclosure of cash flows information
Payments of interest	$(138,451)	$(88,519)

Payments of income taxes	$(263)	$(141)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(69,094)	$(58,793)

Loan principal payments held by servicer, net	$1,330	$5,082

Consolidation of loans receivable of a VIE	$—	$500,000

Consolidation of securitized debt obligations of a VIE	$—	$(474,620)

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$107,057	$33,521
Restricted cash	—	34,278

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$107,057	$67,799

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

Fair Value of Financial Instruments

The “Fair Value Measurements and Disclosures” Topic of the FASB, or ASC 820, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

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

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2019 for then outstanding share-based payments to nonemployees. While we are currently evaluating the impact ASU 2018-07 will have on our consolidated financial statements, it will change the cost we recognize related to our long-term incentive plans. Upon adoption of ASU 2018-07, the cost of such plans will be a fixed amount determined based on the grant date fair value of shares granted, rather than the current methodology that recognizes a variable cost based on the fair value of such shares as of their vesting dates.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the lending cycle. We currently do not have any provision for loan losses in our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2018	December 31, 2017
Number of loans	107	110
Principal balance	$12,303,596	$10,108,226
Net book value	$12,214,565	$10,056,732
Unfunded loan commitments(1)	$2,990,380	$1,573,107
Weighted-average cash coupon(2)	5.52%	5.55%
Weighted-average all-in yield(2)	5.85%	5.95%
Weighted-average maximum maturity (years)(3)	4.1	3.5

(1)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

Our floating rate loans are indexed to various benchmark rates, with 84% and 92% of our floating rate loans by principal balance indexed to USD LIBOR as of June 30, 2018 and December 31, 2017, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2018, 77% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 23% were open to repayment by the borrower without penalty. As of December 31, 2017, 75% of our loans were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2017	$10,108,226	$(51,494)	$10,056,732
Loan fundings	4,200,035	—	4,200,035
Loan repayments	(1,913,236)	—	(1,913,236)
Unrealized gain (loss) on foreign currency translation	(91,429)	502	(90,927)
Deferred fees and other items	—	(62,200)	(62,200)
Amortization of fees and other items	—	24,161	24,161

June 30, 2018	$12,303,596	$(89,031)	$12,214,565

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

June 30, 2018
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	49	$5,938,663	$5,990,592	47%
Hotel	14	2,211,798	2,292,082	18
Multifamily	27	1,553,570	1,561,517	12
Spanish Assets	1	1,159,765	1,168,400	9
Retail	5	423,951	424,841	3
Condominium	2	124,777	216,634	2
Other	9	802,041	1,138,853	9

	107	$12,214,565	$12,792,919	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	33	$4,188,084	$4,226,766	32%
West	24	2,355,486	2,463,864	19
Southeast	18	2,121,488	2,133,466	17
Midwest	6	827,600	833,003	7
Southwest	11	505,127	508,564	4
Northwest	1	128,109	128,607	1

Subtotal	93	10,125,894	10,294,270	80
International
Spain	1	1,159,765	1,168,400	9
United Kingdom	5	499,028	848,918	7
Canada	5	331,975	329,004	3
Belgium	1	71,926	72,441	1
Germany	1	11,958	65,864	—
Netherlands	1	14,019	14,022	—

Subtotal	14	2,088,671	2,498,649	20

Total	107	$12,214,565	$12,792,919	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $489.3 million of such non-consolidated senior interests as of June 30, 2018.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

June 30, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	1	$52,476	$52,500	1	1	$31,842	$31,890
2	36	3,807,971	3,826,692	2	41	3,512,709	3,521,701
3	70	8,354,118	8,913,727	3	67	6,491,617	7,519,465
4	—	—	—	4	1	20,564	20,552
5	—	—	—	5	—	—	—

	107	$12,214,565	$12,792,919		110	$10,056,732	$11,093,608

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $489.3 million and $985.4 million of such non-consolidated senior interests as of June 30, 2018 and December 31, 2017, respectively.

The weighted-average risk rating of our total loan exposure was 2.7 as of both June 30, 2018 and December 31, 2017. We had one loan with a risk rating of “4” in our portfolio as of December 31, 2017, which was repaid in full in April 2018.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of June 30, 2018 or December 31, 2017.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of June 30, 2018 and December 31, 2017, our Multifamily Joint Venture held $119.1 million and $182.2 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

4. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	June 30, 2018	December 31, 2017
Accrued interest receivable	$52,481	$38,573
Derivative assets	6,276	1,214
Loan portfolio payments held by servicer(1)	1,549	54,759
Prepaid expenses	364	798
Prepaid taxes	28	31
Collateral deposited under derivative agreements	—	4,120
Other	27	80

Total	$60,725	$99,575

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the components of our other liabilities ($ in thousands):

	June 30, 2018	December 31, 2017
Accrued dividends payable	$69,094	$66,888
Accrued management and incentive fees payable	22,388	14,284
Accrued interest payable	19,294	14,162
Derivative liabilities	1,250	4,911
Accounts payable and other liabilities	3,577	2,125
Secured debt repayments pending servicer remittance(1)	—	38,456

Total	$115,603	$140,826

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

5. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	June 30, 2018	December 31, 2017
Credit facilities	$4,649,246	$4,068,249
Asset-specific financings	1,885,863	518,864
GE portfolio acquisition facility	509,441	703,423
Revolving credit agreement	—	—

Total secured debt agreements	$7,044,550	$5,290,536

Deferred financing costs(1)	(22,050)	(16,681)

Net book value of secured debt	$7,022,500	$5,273,855

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Credit Facilities

During the six months ended June 30, 2018, we added one new credit facility, providing an additional $1.0 billion of credit capacity, and increased the maximum facility size of one of our existing credit facilities, providing an additional $250.0 million of credit capacity.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our credit facilities ($ in thousands):

	June 30, 2018
	Maximum	Credit Borrowings			Collateral
Lender	Facility Size(1)	Potential(2)	Outstanding	Available(2)	Assets(3)
Bank of America	$1,000,000	$863,592	$863,592	$—	$1,083,385
Wells Fargo	2,000,000	1,348,240	852,431	495,809	1,822,275
MetLife	1,000,000	793,130	793,130	—	1,041,540
Barclays	1,000,000	496,480	496,480	—	620,600
Citibank(4)	750,000	572,341	459,827	112,514	719,177
JP Morgan	500,000	359,114	296,058	63,056	474,407
Morgan Stanley(5)	660,350	344,960	280,847	64,114	460,991
Deutsche Bank	500,000	277,247	277,247	—	373,042
Société Générale(6)	467,360	235,229	235,229	—	294,654
Goldman Sachs - Multi. JV(7)	250,000	55,085	55,085	—	69,974
Bank of America - Multi. JV(7)	200,000	39,320	39,320	—	49,150

	$8,327,710	$5,384,738	$4,649,246	$735,493	$7,009,195

	December 31, 2017
	Maximum	Credit Borrowings			Collateral
Lender	Facility Size(1)	Potential(2)	Outstanding	Available(2)	Assets(3)
Wells Fargo	$2,000,000	$1,289,135	$1,170,801	$118,334	$1,680,325
MetLife	1,000,000	807,164	807,164	—	1,039,231
Bank of America	750,000	573,542	573,542	—	765,049
JP Morgan	500,000	443,496	319,755	123,741	579,218
Société Générale(6)	480,200	300,871	300,871	—	373,181
Deutsche Bank	500,000	295,743	295,743	—	399,203
Citibank(4)	800,125	354,354	240,881	113,473	455,433
Morgan Stanley(5)	675,650	456,344	216,044	240,300	591,168
Bank of America - Multi. JV(7)	200,000	85,560	85,560	—	106,950
Goldman Sachs - Multi. JV(7)	250,000	57,888	57,888	—	75,225

	$7,155,975	$4,664,097	$4,068,249	$595,848	$6,064,983

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(3)	Represents the principal balance of the collateral assets.
(4)

As of June 30, 2018, the Citibank facility was denominated in U.S. dollars. As of December 31, 2017, the maximum facility size was composed of a $500.0 million facility denominated in U.S. dollars plus a €250.0 million facility, which translated to $300.1 million as of such date.

(5)	As of June 30, 2018 and December 31, 2017, the Morgan Stanley maximum facility size was £500.0 million, which translated to $660.4 million and $675.7 million, respectively.
(6)	As of June 30, 2018 and December 31, 2017, the Société Générale maximum facility size was €400.0 million, which translated to $467.4 million and $480.2 million, respectively.
(7)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our credit facilities was $4.3 billion for the six months ended June 30, 2018. As of June 30, 2018, we had aggregate borrowings of $4.6 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.79% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.98% per annum, and a weighted-average advance rate of 79.1%. As of June 30, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.6 years.

The weighted-average outstanding balance of our credit facilities was $4.4 billion for the six months ended December 31, 2017. As of December 31, 2017, we had aggregated borrowings of $4.1 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.12% per annum, and a weighted-average advance rate of 78.7%. As of December 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of June 30, 2018:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 3, 2020
Goldman Sachs - Multi. JV(3)		$25%	Collateral marks only	July 12, 2020(4)
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2021
Bank of America - Multi. JV(3)		$43%	Collateral marks only	July 19, 2021
Deutsche Bank		$33%	Collateral marks only	August 9, 2021(5)
Barclays		$25%	Collateral marks only	March 29, 2023(6)
MetLife		$50%	Collateral marks only	April 22, 2023(7)
Bank of America		$50%	Collateral marks only	May 21, 2023(8)
Citibank	$ / £ / €	25%	Collateral marks only	Term matched(9)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(9)
Wells Fargo		$25%	Collateral marks only	Term matched(9)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Includes one one-year extension option which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	Includes four one-year extension options which may be exercised at our sole discretion.
(7)	Includes four one-year extension options which may be exercised at our sole discretion.
(8)	Includes two one-year extension options which may be exercised at our sole discretion.
(9)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Currency	Outstanding Borrowings	Potential Borrowings(1)	Index	Rate(2)	Advance Rate(3)
$	$ 4,339,522	$ 5,055,273	1-month USD LIBOR	L+1.77%	79.1%
€	€ 49,600	€ 59,201	3-month EURIBOR	L+2.28%	80.0%
£	£ 117,994	£ 124,449	3-month GBP LIBOR	L+2.23%	78.5%

	$ 4,649,246	$ 5,384,738		L+1.79%	79.1%

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents weighted-average cash coupon based on borrowings outstanding.
(3)	Represents weighted-average advance rate based on the approved outstanding principal balance of the collateral assets pledged.

Asset-Specific Financings

During the six months ended June 30, 2018, we entered into an €800.0 million asset-specific financing and a $414.0 million asset-specific financing, secured by a €1.0 billion senior loan and a $517.5 million senior loan, respectively. The following tables detail our asset-specific financings ($ in thousands):

	June 30, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$2,384,093	$2,367,275	L+3.44%	n/a	Nov. 2021
Financing provided(4)	6	$1,885,863	$1,878,776	L+1.73%	$1,392,274	Nov. 2021

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$682,259	$677,296	L+4.76%	n/a	Dec. 2020
Financing provided(4)	6	$518,864	$517,088	L+2.50%	$162,475	Dec. 2020

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

(4)

As June 30, 2018 and December 31, 2017, borrowings of $931.8 million and $394.8 million, respectively, under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

The weighted-average outstanding balance of our asset-specific financings was $1.1 billion for the six months ended June 30, 2018 and $525.5 million for the six months ended December 31, 2017.

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

	June 30, 2018
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	11	$645,107	$646,554	5.99%	n/a	May 2021
Financing provided	11	$509,441	$508,615	L+1.78%	$250,000	May 2021

	December 31, 2017
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	16	$906,707	$911,092	5.74%	n/a	Jul. 2020
Financing provided	16	$703,423	$702,337	L+1.72%	$250,000	Jul. 2020

(1)

As of June 30, 2018, this facility provided for $606.0 million of financing, of which $509.4 million was outstanding and an additional $96.6 million was available to finance future loan fundings in the GE portfolio. As of December 31, 2017, this facility provided for $816.3 million of financing, of which $703.4 million was outstanding and an additional $112.9 million was available to finance future loan fundings in the GE portfolio.

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

During the six months ended June 30, 2018, the weighted-average outstanding borrowings under the revolving credit agreement were $57.0 million and we recorded interest expense of $885,000, including $511,000 of amortization of deferred fees and expenses. As of June 30, 2018, we had no outstanding borrowings under the agreement.

During the six months ended December 31, 2017, the weighted-average outstanding borrowings under the revolving credit agreement were $59.9 million and we recorded interest expense of $2.2 million, including $497,000 of amortization of deferred fees and expenses. As of December 31, 2017, we had no outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.2 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to June 30, 2018; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2018 and December 31, 2017, we were in compliance with these covenants.

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

The following tables detail our loan participations sold ($ in thousands):

	June 30, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$200,409	$198,197	L+5.99%	n/a	Feb. 2022
Senior participation(3)(4)	1	153,090	152,855	L+4.07%	n/a	Feb. 2022

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$141,119	$138,907	L+5.94%	n/a	Feb. 2022
Senior participation(3)(4)	1	80,706	80,415	L+4.14%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of June 30, 2018 and December 31, 2017, our loan participations sold was non-recourse to us.
(3)

During the three and six months ended June 30, 2018, we recorded $2.0 million and $3.5 million, respectively, of interest expense related to our loan participations sold. During the three and six months ended June 30, 2017, we recorded $2.7 million and $5.3 million, respectively, of interest expense related to our loan participations sold.

(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $235,000 and $291,000 as of June 30, 2018 and December 31, 2017, respectively.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our securitized debt obligations ($ in thousands):

	June 30, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	29	$1,000,000	$1,000,000	5.63%	Jan. 2022
Financing provided	1	817,500	808,923	L+1.74%	June 2035
Single Asset Securitization
Collateral assets(3)	1	675,001	671,475	L+3.60%	June 2023
Financing provided	1	474,620	474,388	L+1.65%	June 2033
Total
Collateral assets	30	$1,675,001	$1,671,475	5.65%

Financing provided(4)	2	$1,292,120	$1,283,311	L+1.71%

	December 31, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	5.16%	Nov. 2021
Financing provided	1	817,500	808,083	L+1.76%	June 2035
Single Asset Securitization
Collateral assets(3)	1	656,406	652,880	L+3.60%	June 2023
Financing provided	1	474,620	474,328	L+1.94%	June 2033
Total
Collateral assets	32	$1,656,406	$1,652,880	5.17%

Financing provided(4)	2	$1,292,120	$1,282,411	L+1.83%

(1)

As of June 30, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. As of December 31, 2017, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

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
(4)

During the three and six months ended June 30, 2018, we recorded $12.0 million and $23.1 million of interest expense, respectively, related to our securitized debt obligations. During both the three and six months ended June 30, 2017, we recorded $37,000 of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. CONVERTIBLE NOTES, NET

As of June 30, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
November 2013	$172,328	5.25%	5.87%	36.5472	December 1, 2018
May 2017	402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.36, $35.67, and $36.23 per share of class A common stock, respectively, for the November 2013, May 2017, and March 2018 convertible notes. As a result of exceeding the cumulative dividend threshold, as defined in the November 2013 convertible notes supplemental indenture, the conversion rate on the November 2013 convertible notes was most recently adjusted on March 28, 2018 from the prior conversion rate of 36.1380 shares of class A common stock per $1,000 principal amount of convertible notes, which was equivalent to a conversion price of $27.67 per share of class A common stock. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of June 30, 2018.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, January 31, 2022, and December 14, 2022 for the November 2013, May 2017, and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.43 on June 29, 2018, the last trading day in the quarter ended June 30, 2018, was greater than the per share conversion price of the November 2013 convertible notes but less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share. During the three months ended June 30, 2018, holders of $172,000 of our November 2013 convertible notes elected to convert their notes pursuant to the terms of the November 2013 convertible notes supplemental indenture. The conversions were settled entirely in cash.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2018	December 31, 2017
Face value	$794,828	$575,000
Unamortized discount	(14,410)	(10,279)
Deferred financing costs	(1,002)	(810)

Net book value	$779,416	$563,911

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cash coupon	$9,274	$4,221	$16,056	$6,485
Discount and issuance cost amortization	1,206	955	2,395	1,668

Total interest expense	$10,480	$5,176	$18,451	$8,153

Accrued interest payable for the Convertible Notes was $6.4 million and $3.7 million as of June 30, 2018 and December 31, 2017, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

June 30, 2018				December 31, 2017
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell EUR Forward	1		€185,000	Sell GBP Forward	1		£112,700
Sell GBP Forward	2		£133,100	Sell CAD Forward	1	C$	95,100
Sell CAD Forward	1	C$	73,100

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

June 30, 2018
Interest Rate	Number of Instrument	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	107,913	1.0%	CDOR	0.9
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.0
Interest Rate Caps	3	C$	22,765	2.0%	CDOR	0.6

December 31, 2017
Interest Rate	Number of Instrument	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,094	1.0%	CDOR	1.4
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.5
Interest Rate Caps	3	C$	23,370	2.0%	CDOR	0.3

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2018, we estimate that an additional $525,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the three and six months ended June 30, 2018, we recorded losses of $69,000 and gains of $146,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. During the three and six months ended June 30, 2017, we recorded losses of $403,000 and $313,000, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables summarize our non-designated hedges (notional amount in thousands):

June 30, 2018
Non-designated Hedges	Number of Instrument	Notional Amount
Buy GBP / Sell EUR Forward	1	€12,857

December 31, 2017
Non-designated Hedges	Number of Instrument	Notional Amount
Buy GBP / Sell EUR Forward	1	€12,857

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$5,151	$—	$1,104	$4,872
Interest rate derivatives	1,125	1,214	—	—

Total	$6,276	$1,214	$1,104	$4,872

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$—	$146	$39
Interest rate derivatives	—	—	—	—

Total	$—	$—	$146	$39

Total Derivatives	$6,276	$1,214	$1,250	$4,911

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Hedging Relationships	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018			Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Net Investment Hedges
Foreign exchange contracts(1)	$24,973	$22,019	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	9	135	Interest Income	(2)	127	234

Total	$24,982	$22,154			$127	$234

(1)

During the three and six months ended June 30, 2018, we received net cash settlements of $20.7 million and $13.4 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the three months ended June 30, 2018, we recorded total interest and related income of $191.5 million which included interest income of $127,000 related to our cash flow hedges. During the six months ended June 30, 2018, we recorded total interest and related income of $346.9 million which included $234,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2018, we were in a net asset position with each such derivative counterparty and did not have any collateral posted under these derivative contracts. As of December 31, 2017, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $4.1 million under these derivative contracts.

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of June 30, 2018, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2018.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our issuance of class A common stock during the three months ended June 30, 2018 ($ in thousands, except share and per share data):

Three Months Ended June 30, 2018
Shares issued(1)	3,251,449
Share issue price(2)	$32.13
Net proceeds(3)	$102,496

(1)	Issuance represents shares issued under our at-the-market program.
(2)	Represents the weighted-average price per share paid by the sales agents. Net proceeds after sales discounts and commissions were $31.57 per share.
(3)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2018	2017
Beginning balance	108,081,077	94,709,290
Issuance of class A common stock(2)	3,252,325	543
Issuance of restricted class A common stock, net	305,703	286,773
Issuance of deferred stock units	15,919	12,904

Ending balance	111,655,024	95,009,510

(1)	Includes deferred stock units held by members of our board of directors of 213,136 and 181,931 as of June 30, 2018 and 2017, respectively.
(2)	Includes 876 and 543 shares issued under our dividend reinvestment program during the six months ended June 30, 2018 and 2017, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and six months ended June 30, 2018, we issued 421 shares and 876 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 273 shares and 543 shares for the same periods in 2017. As of June 30, 2018, a total of 9,996,050 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2018, we issued and sold 3,251,449 shares of class A common stock under the ATM Agreements, with net proceeds totaling $102.5 million. We did not sell any shares of our class A common stock under the ATM Agreements during the six months ended June 30, 2017. As of June 30, 2018, sales of our class A common stock with an aggregate sales price of $84.1 million remained available for issuance under the ATM Agreements.

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

On June 15, 2018, we declared a dividend of $0.62 per share, or $69.1 million, that was paid on July 16, 2018, to stockholders of record as of June 29, 2018. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Total dividends declared	$69,094	$58,793	$136,174	$117,580

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income(1)	$72,312	$50,613	$133,271	$102,018
Weighted-average shares outstanding, basic and diluted	109,069,078	95,005,873	108,735,193	94,999,664

Per share amount, basic and diluted	$0.66	$0.53	$1.23	$1.07

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of June 30, 2018, total accumulated other comprehensive loss was $32.1 million, primarily representing (i) $84.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $52.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2017, total accumulated other comprehensive loss was $29.7 million, primarily representing (i) $60.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $30.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of June 30, 2018, our Multifamily Joint Venture’s total equity was $34.5 million, of which $29.3 million was owned by us, and $5.2 million was allocated to non-controlling interests. As of December 31, 2017, our Multifamily Joint Venture’s total equity was $42.3 million, of which $36.0 million was owned by us, and $6.3 million was allocated to non-controlling interests.

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

During the three and six months ended June 30, 2018, we incurred $11.1 million and $22.2 million, respectively, of management fees payable to our Manager, compared to $9.6 million and $19.1 million during the same periods in 2017. In addition, during the three and six months ended June 30, 2018, we incurred $11.3 million and $15.7 million, respectively, of incentive fees payable to our Manager, compared to $4.8 million and $8.2 million during the same periods in 2017.

As of June 30, 2018 and December 31, 2017 we had accrued management and incentive fees payable to our Manager of $22.4 million and $14.3 million, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Professional services(1)	$1,139	$862	$2,361	$1,878
Operating and other costs(1)	830	489	1,339	934

Subtotal	1,969	1,351	3,700	2,812
Non-cash compensation expenses
Restricted class A common stock earned	6,653	5,865	13,504	11,678
Director stock-based compensation	125	94	250	188

Subtotal	6,778	5,959	13,754	11,866

Total BXMT expenses	8,747	7,310	17,454	14,678
Other expenses	—	63	—	122

Total general and administrative expenses	$8,747	$7,373	$17,454	$14,800

(1)

During the six months ended June 30, 2018, we recognized an aggregate $225,000 of expenses related to our Multifamily Joint Venture. We did not recognize any expenses related to our Multifamily Joint Venture during the six months ended June 30, 2017.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2018 and December 31, 2017, we were in compliance with all REIT requirements.

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

During the three and six months ended June 30, 2018, we recorded a current income tax provision of $104,000 and $224,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and six months ended June 30, 2017, we recorded a current income tax provision of $94,000 and $183,000, respectively. We did not have any deferred tax assets or liabilities as of June 30, 2018 or December 31, 2017.

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

As of June 30, 2018, tax years 2014 through 2017 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2018, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding or available to be awarded under nine benefit plans as of June 30, 2018: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; (vii) our 2016 manager incentive plan, or 2016 Manager Plan; (viii) our 2018 stock incentive plan, or 2018 Plan; and (ix) our 2018 manager incentive plan, or 2018 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, our 2013 Manager Plan, our 2016 Plan, and our 2016 Manager Plan, collectively, as our Expired Plans and we refer to our 2018 Plan and 2018 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2018, we have not granted any shares under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	1,484,175	$30.61
Granted	318,741	31.83
Vested	(271,211)	28.90
Forfeited	(13,038)	30.19

Balance as of June 30, 2018	1,518,667	$31.18

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,518,667 shares of restricted class A common stock outstanding as of June 30, 2018 will vest as follows: 583,286 shares will vest in 2018; 618,168 shares will vest in 2019; and 317,213 shares will vest in 2020. As of June 30, 2018, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $39.0 million based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day in the quarter ended June 30, 2018. This cost is expected to be recognized over a weighted average period of 1.0 years from June 30, 2018.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$6,276	$—	$6,276	$—	$1,214	$—	$1,214
Liabilities
Derivatives	$—	$1,250	$—	$1,250	$—	$4,911	$—	$4,911

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value. The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2018			December 31, 2017
	Book	Face	Fair	Book	Face	Fair
	Value	Amount	Value	Value	Amount	Value
Financial assets
Cash and cash equivalents	$107,057	$107,057	$107,057	$69,654	$69,654	$69,654
Restricted cash	—	—	—	32,864	32,864	32,864
Loans receivable, net	12,214,565	12,303,596	12,304,909	10,056,732	10,108,226	10,112,331
Financial liabilities
Secured debt agreements, net	7,022,500	7,044,550	7,044,550	5,273,855	5,290,536	5,290,536
Loan participations sold, net	152,855	153,090	153,090	80,415	80,706	80,706
Securitized debt obligations, net	1,283,311	1,292,120	1,294,444	1,282,412	1,292,120	1,292,589
Convertible notes, net	779,416	794,828	808,331	563,911	575,000	610,201

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the assets and liabilities of our consolidated CLO and Single Asset Securitization VIEs ($ in thousands):

	June 30, 2018	December 31, 2017
Assets:
Loans receivable, net	$1,500,000	$1,500,000
Other assets	4,809	2,407

Total assets	$1,504,809	$1,502,407

Liabilities:
Securitized debt obligations, net	$1,283,311	$1,282,412
Other liabilities	1,977	1,379

Total liabilities	$1,285,288	$1,283,791

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

16. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2018, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.

As of June 30, 2018 and December 31, 2017, our consolidated balance sheet included $22.4 million and $14.3 million of accrued management and incentive fees payable to our Manager, respectively. During the three and six months ended June 30, 2018, we paid management and incentive fees of $15.5 million and $29.8 million, respectively, to our Manager, compared to $12.9 million and $25.7 million during the same periods of 2017. In addition, during the three and six months ended June 30, 2018, we reimbursed our Manager for expenses incurred on our behalf of $215,000 and $405,000, respectively, compared to $174,000 and $266,000 during the same periods of 2017.

As of June 30, 2018, our Manager held 739,908 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $23.1 million, and vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2018, we recorded non-cash expenses related to shares held by our Manager of $3.2 million and $6.4 million, respectively, compared to $2.9 million and $5.8 million during the same periods of 2017. We did not issue any shares of restricted class A common stock to our Manager during the six months ended June 30, 2018 or 2017, respectively. Refer to Note 13 for further details on our restricted class A common stock.

An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the six months ended June 30, 2018 or 2017.

In March of 2018, we originated €1.0 billion of a total €7.3 billion senior term facility, or the Senior Term Facility, for the acquisition of a portfolio of Spanish real estate assets and a Spanish real estate management and loan servicing company by a joint venture between Banco Santander S.A. and certain Blackstone-advised investment vehicles. These investment vehicles own 51% of the joint venture, and we will forgo all non-economic rights under the Senior Term Facility, including voting rights, so long as Blackstone-advised investment vehicles control the joint venture. The Senior Term Facility was negotiated by the joint venture with third-party investment banks without our involvement, and our 14% interest in the Senior Term Facility was made on such market terms.

In the first quarter of 2018, we originated a $330.0 million senior loan, the proceeds of which were used by the borrower to repay an existing loan owned by a Blackstone-advised investment vehicle.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

In the second quarter of 2018, we acquired from an unaffiliated third-party a 50% interest in a $1.0 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles own the borrower above a certain threshold.

During the six months ended June 30, 2018 and 2017, we originated two loans and three loans, respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.

During the three and six months ended June 30, 2018, we incurred $153,000 and $293,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager, compared to $79,000 and $167,000 during the same periods of 2017.

On June 30, 2017, in a fully subscribed offering totaling $474.6 million, certain Blackstone-advised investment vehicles purchased, in the aggregate, $72.9 million of securitized debt obligations issued by the Single Asset Securitization. These investments by the Blackstone-advised investment vehicles represented minority participations in any individual tranche and were purchased by the Blackstone-advised investment vehicles from third-party investment banks on market terms negotiated by the majority third-party investors.

17. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of June 30, 2018, we had unfunded commitments of $3.0 billion related to 72 loans receivable, which amounts will generally be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

Principal Debt Repayments

Our contractual principal debt repayments as of June 30, 2018 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements(1)	$7,044,550	$651,163	$2,217,243	$4,092,944	$83,200
Principal repayments of convertible notes	794,828	172,328	—	622,500	—

Total(2)	$7,839,378	$823,491	$2,217,243	$4,715,444	$83,200

(1)

The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)

As of June 30, 2018, the total does not include $153.1 million of loan participations sold, $489.3 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of June 30, 2018, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

18. SUBSEQUENT EVENTS

On July 6, 2018, we contributed a $517.5 million loan to a $1.0 billion single asset securitization vehicle, and invested in the related $99.0 million subordinate risk retention position.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended June 30, 2018 we recorded earnings per share of $0.66, declared a dividend of $0.62 per share, and reported $0.83 per share of Core Earnings. In addition, our book value per share as of June 30, 2018 was $27.08. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2018	March 31, 2018
Net income (1)	$72,312	$60,958
Weighted-average shares outstanding, basic and diluted	109,069,078	108,397,598

Net income per share, basic and diluted	$0.66	$0.56

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2018	March 31, 2018
Net income(1)	$72,312	$60,958
GE purchase discount accretion adjustment(2)	8,723	(17)
Non-cash compensation expense	6,778	6,976
Realized foreign currency gain, net(3)	1,998	854
Other items	565	534

Core Earnings	$90,376	$69,305

Weighted-average shares outstanding, basic and diluted	109,069,078	108,397,598

Core Earnings per share, basic and diluted	$0.83	$0.64

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Historically, we have deferred in Core Earnings the accretion of purchase discount attributable to a certain pool of GE portfolio loans acquired in May 2015, until repayment in full of the remaining loans in the pool was substantially assured. During the three months ended June 30, 2018, it was determined that repayment of the remaining loans in the deferral pool was substantially assured. As such, the $8.7 million of deferred purchase discount, which has been previously recognized in GAAP net income, was realized in Core Earnings during the three months ended June 30, 2018.

(3)

Primarily represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts are not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2018	March 31, 2018
Stockholders’ equity	$3,023,480	$2,921,213
Shares
Class A common stock	111,441,888	108,194,090
Deferred stock units	213,136	205,088

Total outstanding	111,655,024	108,399,178

Book value per share	$27.08	$26.95

II. Loan Portfolio

During the quarter ended June 30, 2018, we originated $3.9 billion of loans. Loan fundings during the quarter totaled $2.2 billion and repayments totaled $1.4 billion. We generated interest income of $191.5 million and incurred interest expense of $87.7 million during the quarter, which resulted in $103.7 million of net interest income during the three months ended June 30, 2018.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Loan originations(1)	$3,916,759	$5,803,499
Loan fundings(2)	$2,223,416	$4,210,139
Loan repayments(3)	(1,444,778)	(2,410,158)

Total net fundings	$778,638	$1,799,981

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three and six months ended June 30, 2018 include $1.6 million and $10.1 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)

Loan repayments during the three and six months ended June 30, 2018 include $483.7 million and $496.9 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of June 30, 2018 ($ in thousands):

		Total Loan Exposure(1)
	Balance Sheet Portfolio	Total Loan Portfolio	Floating Rate Loans	Fixed Rate Loans
Number of loans	107	107	101	6
Principal balance	$12,303,596	$12,792,919	$12,138,300	$654,619
Net book value	$12,214,565	$12,701,579	$12,047,342	$654,237
Unfunded loan commitments(2)	$2,990,380	$3,061,030	$3,061,030	$—
Weighted-average cash coupon(3)	5.52%	5.43%	L + 3.66%	4.63%
Weighted-average all-in yield(3)	5.85%	5.81%	L + 3.99%	5.71%
Weighted-average maximum maturity (years)(4)	4.1	4.1	4.1	3.6
Loan to value (LTV)(5)	62.5%	62.8%	62.4%	70.2%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $489.3 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(2)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(3)

As of June 30, 2018, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans by total loan exposure indexed to USD LIBOR based on total loan exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield for the total loan portfolio assume applicable floating benchmark rates as of June 30, 2018 for weighted-average calculation.

(4)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2018, based on total loan exposure, 78% of our loans were subject to yield maintenance or other prepayment restrictions and 22% were open to repayment by the borrower without penalty.

(5)	Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing these loans, as of June 30, 2018:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	1	$52,476	$52,500
2	36	3,807,971	3,826,692
3	70	8,354,118	8,913,727
4	—	—	—
5	—	—	—

	107	$12,214,565	$12,792,919

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $489.3 million of such non-consolidated senior interests as of June 30, 2018.

The weighted-average risk rating of our total loan exposure was 2.7 as of both June 30, 2018 and December 31, 2017.

Multifamily Joint Venture

As of June 30, 2018, our Walker & Dunlop Multifamily Joint Venture held $119.1 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	June 30, 2018	December 31, 2017
Credit facilities	$4,649,246	$4,068,249
Asset-specific financings	1,885,863	518,864
GE portfolio acquisition facility	509,441	703,423
Revolving credit agreement	—	—
Loan participations sold	153,090	80,706
Non-consolidated senior interests	489,324	985,382
Securitized debt obligations	1,292,120	1,292,120

Total portfolio financing	$8,979,084	$7,648,744

Credit Facilities

The following table details our credit facilities ($ in thousands):

	June 30, 2018
	Maximum	Credit Borrowings			Collateral
Lender	Facility Size(1)	Potential(2)	Outstanding	Available(2)	Assets(3)
Bank of America	$1,000,000	$863,592	$863,592	$—	$1,083,385
Wells Fargo	2,000,000	1,348,240	852,431	495,809	1,822,275
MetLife	1,000,000	793,130	793,130	—	1,041,540
Barclays	1,000,000	496,480	496,480	—	620,600
Citibank	750,000	572,341	459,827	112,514	719,177
JP Morgan	500,000	359,114	296,058	63,056	474,407
Morgan Stanley(4)	660,350	344,960	280,847	64,114	460,991
Deutsche Bank	500,000	277,247	277,247	—	373,042
Société Générale(5)	467,360	235,229	235,229	—	294,654
Goldman Sachs - Multi. JV(6)	250,000	55,085	55,085	—	69,974
Bank of America - Multi. JV(6)	200,000	39,320	39,320	—	49,150

	$8,327,710	$5,384,738	$4,649,246	$735,493	$7,009,195

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(3)	Represents the principal balance of the collateral assets.
(4)	As of June 30, 2018, the Morgan Stanley maximum facility size was £500.0 million, which translated to $660.4 million as of such date.
(5)	As of June 30, 2018, the Société Générale maximum facility size was €400.0 million, which translated to $467.4 million as of such date.
(6)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our credit facilities was $4.3 billion for the six months ended June 30, 2018. As of June 30, 2018, we had aggregate borrowings of $4.6 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.79% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.98% per annum, and a weighted-average advance rate of 79.1%. As of June 30, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.6 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	June 30, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$2,384,093	$2,367,275	L+3.44%	n/a	Nov. 2021
Financing provided(4)	6	$1,885,863	$1,878,776	L+1.73%	$1,392,274	Nov. 2021

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

(4)	Borrowings of $931.8 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

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

	June 30, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
GE Portfolio Acquisition Facility	Count	Balance(1)	Value	Yield/Cost(2)	Guarantee(3)	Term(4)
Collateral assets	11	$645,107	$646,554	5.99%	n/a	May 2021
Financing provided	11	$509,441	$508,615	L+1.78%	$250,000	May 2021

(1)

As of June 30, 2018, this facility provided for $606.0 million of financing, of which $509.4 million was outstanding and an additional $96.6 million was available to finance future loan fundings in the GE portfolio.

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

During the six months ended June 30, 2018, the weighted-average outstanding borrowings under the revolving credit agreement were $57.0 million and we recorded interest expense of $885,000, including $511,000 of amortization of deferred fees and expenses. As of June 30, 2018 we had no outstanding borrowings under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	June 30, 2018
		Principal	Book
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$200,409	$198,197	L+5.99%	n/a	Feb. 2022
Senior participation(3)(4)	1	153,090	152,855	L+4.07%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of June 30, 2018, our loan participations sold was non-recourse to us.
(3)	During the three and six months ended June 30, 2018, we recorded $2.0 million and $3.5 million, respectively, of interest expense related to our loan participations sold.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $235,000 as of June 30, 2018.

Refer to Note 6 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of June 30, 2018 ($ in thousands):

	June 30, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	3	$600,904	n/a	6.13%	n/a	Oct. 2022
Senior participation	3	489,324	n/a	4.66%	n/a	Oct. 2022

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	June 30, 2018
		Principal	Book	Wtd. Avg.
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	29	$1,000,000	$1,000,000	5.63%	Jan. 2022
Financing provided	1	817,500	808,923	L+1.74%	June 2035
Single Asset Securitization
Collateral assets(3)	1	675,001	671,475	L+3.60%	June 2023
Financing provided	1	474,620	474,388	L+1.65%	June 2033
Total
Collateral assets	30	$1,675,001	$1,671,475	5.65%

Financing provided(4)	2	$1,292,120	$1,283,311	L+1.71%

(1)

As of June 30, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three and six months ended June 30, 2018, we recorded $12.0 million and $23.1 million, respectively, of interest expense related to our securitized debt obligations.

Refer to Notes 7 and 15 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2018, 95% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2018, the remaining 5% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of June 30, 2018 ($/£/€/C$ in thousands):

	USD	GBP	EUR	CAD
Floating rate loans(1)	$10,249,471	£323,317	€1,074,001	C$	271,803
Floating rate debt(1)(2)(3)	(7,062,997)	(190,634)	(849,600)		(250,383)

Net floating rate exposure(4)	$3,186,474	£132,683	€224,401	C$	21,420

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$107.9 million ($82.2 million as of June 30, 2018) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$22.8 million to limit our exposure to increases in interest rates.

Convertible Notes

As of June 30, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
November 2013	$172,328	5.25%	5.87%	December 1, 2018
May 2017	402,500	4.38%	4.85%	May 5, 2022
March 2018	220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		2018 vs	Six Months Ended		2018 vs
	June 30,		2017	June 30,		2017
	2018	2017		$2018	2017	$
Income from loans and other investments
Interest and related income	$191,479	$126,825	$64,654	$346,904	$245,341	$101,563
Less: Interest and related expenses	87,733	54,352	33,381	157,722	101,026	56,696

Income from loans and other investments, net	103,746	72,473	31,273	189,182	144,315	44,867
Other expenses
Management and incentive fees	22,388	14,393	7,995	37,880	27,314	10,566
General and administrative expenses	8,747	7,373	1,374	17,454	14,800	2,654

Total other expenses	31,135	21,766	9,369	55,334	42,114	13,220

Income before income taxes	72,611	50,707	21,904	133,848	102,201	31,647
Income tax provision	104	94	10	224	183	41

Net income	72,507	50,613	21,894	133,624	102,018	31,606

Net income attributable to non-controlling interests	(195)	—	(195)	(353)	—	(353)

Net income attributable to Blackstone
Mortgage Trust, Inc.	$72,312	$50,613	$21,699	$133,271	$102,018	$31,253

Net income per share - basic and diluted	$0.66	$0.53	$0.13	$1.23	$1.07	$0.16
Dividends declared per share	$0.62	$0.62	$—	$1.24	$1.24	$—

Income from loans and other investments, net

Income from loans and other investments, net increased $31.3 million and $44.9 million during the three and six months ended June 30, 2018, respectively, as compared to the corresponding period in 2017. The increases in both periods were primarily due to an increase in non-recurring prepayment fee income. Additionally, the weighted-average principal balance of our loan portfolio increased by $2.9 billion and $2.3 billion during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $2.5 billion and $1.9 billion during the three and six months ended June 30, 2018, respectively, as compared to the corresponding periods in 2017.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $9.4 million during the three months ended June 30, 2018 compared to the corresponding period in 2017 due to (i) an increase of $6.4 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $1.6 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of our class A common stock in the fourth quarter of 2017 and the second quarter of 2018, (iii) $788,000 of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $586,000 of general operating expenses.

Other expenses increased by $13.2 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to (i) an increase of $7.5 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $3.1 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of our class A common stock in the fourth quarter of 2017 and the second quarter of 2018, (iii) $1.8 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $828,000 of general operating expenses.

Net income attributable to non-controlling interests

During the three and six months ended June 30, 2018, we recognized $195,000 and $353,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.

Dividends per share

During the three months ended June 30, 2018, we declared a dividend of $0.62 per share, or $69.1 million, which was paid on July 16, 2018 to common stockholders of record as of June 29, 2018. During the three months ended June 30, 2017, we declared a dividend of $0.62 per share, or $58.8 million.

During the six months ended June 30, 2018, we declared aggregate dividends of $1.24 per share, or $136.2 million. During the six months ended June 30, 2017, we declared aggregate dividends of $1.24 per share, or $117.6 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of June 30, 2018, we had 111,441,888 shares of our class A common stock outstanding representing $3.0 billion of stockholders’ equity, $7.0 billion of outstanding borrowings under secured debt agreements, and $794.8 million of Convertible Notes outstanding.

As of June 30, 2018, our secured debt agreements consisted of credit facilities with an outstanding balance of $4.6 billion, $1.9 billion of asset-specific financings, and the GE portfolio acquisition facility with an outstanding balance of $509.4 million. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of June 30, 2018, we had $153.1 million of loan participations sold and $489.3 million of non-consolidated senior interests outstanding. In addition, as of June 30, 2018, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our CLO and our Single Asset Securitization.

See Notes 5, 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.6x	2.0x
Total leverage ratio(2)	3.2x	2.8x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our credit facilities and revolving credit agreement, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$107,057	$69,654
Available borrowings under secured debt agreements	735,493	595,848
Loan principal payments held by servicer, net(1)	1,330	15,763

	$843,880	$681,265

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,996,050 shares of class A common stock were available for issuance as of June 30, 2018, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $84.1 million of additional shares of our class A common stock as of June 30, 2018. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $7.0 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of June 30, 2018 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$2,990,380	$156,151	$1,114,433	$1,719,796	$—
Principal repayments under secured debt agreements(2)	7,044,550	651,163	2,217,243	4,092,944	83,200
Principal repayments of convertible notes	794,828	172,328	—	622,500	—
Interest payments(2)(3)	1,033,099	305,343	483,069	242,570	2,117

Total(4)	$11,862,857	$1,284,985	$3,814,745	$6,677,810	$85,317

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of June 30, 2018 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(4)

Total does not include $153.1 million of loan participations sold, $489.3 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

We are also required to settle our foreign currency forward contracts and interest rate swaps with our derivative counterparties upon maturity which, depending on foreign exchange and interest rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 9 to our consolidated financial statements for details regarding our derivative contracts.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Six Months Ended June 30,
	2018	2017
Cash flows provided by operating activities	$135,011	$110,813
Cash flows used in investing activities	(2,154,258)	(346,027)
Cash flows provided by financing activities	2,016,646	224,167

Net decrease in cash, cash equivalents, and restricted cash	$(2,601)	$(11,047)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $2.6 million for the six months ended June 30, 2018, compared to a net decrease of $11.0 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, we (i) received $2.0 billion of proceeds from loan principal collections, (ii) borrowed a net $1.8 billion under our secured debt agreements, (iii) received $214.8 million of net proceeds from the issuance of a convertible notes offering, and (iv) received $102.5 million in net proceeds from the issuance of class A common stock. We used the proceeds from our debt and equity financing activities to fund $4.2 billion of new loans during the six months ended June 30, 2018.

Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 8, and 10 to our consolidated financial statements for additional discussion of our secured debt agreements, convertible notes, and equity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2018 and December 31, 2017, we were in compliance with all REIT requirements.

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

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2018 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	3/22/2018	$1,168.4	$1,168.4	$1,159.8	L + 3.15%	L + 3.40%	3/15/2023	Diversified - Spain	Spanish Assets	n/a	71%	3
2	Senior loan	5/11/2017	752.6	675.0	671.5	L + 3.40%	L + 3.60%	6/10/2023	Northern Virginia	Office	$ 330 / sqft	62%	3
3	Senior loan	5/30/2018	517.5	517.5	512.1	L + 2.75%	L + 2.99%	6/9/2025	Diversified - US	Hotel	12,857 / key	43%	2
4	Senior loan(3)	8/6/2015	487.8	487.8	88.6	4.49%	5.82%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
5	Senior loan	5/1/2015	355.0	335.0	334.0	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	425 / sqft	68%	3
6	Senior loan	2/13/2018	330.0	306.7	306.2	L + 3.42%	L + 3.54%	3/9/2023	New York	Multi	742,643 / unit	62%	3
7	Senior loan	1/7/2015	315.0	301.3	301.0	L + 3.50%	L + 3.71%	1/9/2021	New York	Office	258 / sqft	53%	2
8	Senior loan	3/31/2017	258.4	241.5	239.9	L + 4.15%	L + 4.54%	4/9/2022	Maui	Hotel	318,182 / key	75%	3
9	Senior loan	12/22/2017	225.0	225.0	223.1	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	326,087 / unit	65%	3
10	Senior loan	8/3/2016	275.9	220.6	219.6	L + 4.66%	L + 5.24%	8/9/2021	New York	Office	304 / sqft	57%	3
11	Senior loan	5/9/2018	219.0	219.0	217.2	L + 3.00%	L + 3.24%	5/9/2023	New York	Industrial	62 / sqft	70%	3
12	Senior loan	6/23/2015	221.1	214.2	214.0	L + 3.65%	L + 4.01%	5/8/2022	Washington DC	Office	240 / sqft	72%	2
13	Senior loan	6/4/2015	205.9	205.9	208.1	L + 4.19%	L + 4.37%	5/20/2021	Diversified - CAN	Hotel	43,468 / key	54%	2
14	Senior loan	1/26/2017	288.0	200.4	198.2	L + 5.50%	L + 5.99%	2/9/2022	Boston	Office	773 / sqft	42%	2
15	Senior loan	4/15/2016	225.0	200.0	197.9	L + 3.25%	L + 3.84%	4/9/2023	New York	Office	186 / sqft	40%	3
16	Senior loan	8/19/2016	200.0	200.0	200.2	L + 3.64%	L + 4.10%	9/9/2021	New York	Office	606 / sqft	69%	3
17	Senior loan	2/25/2014	195.0	195.0	194.4	L + 4.01%	L + 4.46%	3/9/2021	Diversified - US	Hotel	102,470 / key	55%	2
18	Senior loan	6/4/2018	190.0	190.0	188.1	L + 3.50%	L + 3.86%	6/9/2024	New York	Hotel	313,015 / key	72%	3
19	Senior loan	4/9/2018	1,792.0	185.0	167.1	L + 8.50%	L + 8.76%	6/9/2025	New York	Office	633 / sqft	48%	3
20	Senior loan	12/22/2016	204.1	180.6	180.0	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	254 / sqft	66%	3
21	Senior loan	4/3/2018	178.6	176.6	175.1	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Various	500 / sqft	64%	3
22	Senior loan	3/8/2016	181.2	174.4	173.6	L + 3.55%	L + 3.81%	3/9/2021	Orange County	Office	219 / sqft	52%	3
23	Senior loan	4/12/2018	259.3	170.3	169.2	L + 2.93%	L + 3.30%	11/20/2022	New York	Various	32 / sqft	58%	2
24	Senior loan	5/16/2017	189.2	170.2	168.9	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	128 / sqft	59%	3
25	Senior loan	8/31/2017	183.0	168.2	166.9	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	199 / sqft	64%	3
26	Senior loan	11/30/2017	197.4	159.5	157.9	L + 3.80%	L + 4.20%	12/9/2022	San Jose	Office	264 / sqft	64%	2
27	Senior loan	8/23/2017	165.0	137.2	136.0	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	278 / sqft	74%	3
28	Senior loan	6/24/2015	135.0	134.3	133.7	L + 4.25%	L + 3.72%	4/9/2023	Honolulu	Hotel	225,285 / key	67%	3
29	Senior loan	1/30/2014	133.4	133.4	132.4	L + 4.30%	L + 5.83%	12/1/2018	New York	Hotel	212,341 / key	38%	2
30	Senior loan	10/5/2016	134.8	131.3	130.8	L + 4.35%	L + 4.80%	10/9/2021	Diversified - US	Hotel	66,527 / key	61%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
31	Senior loan	10/26/2016	129.4	129.4	128.8	L + 4.20%	L + 4.57%	11/9/2021	Oakland	Office	136 / sqft	72%	2
32	Senior loan	11/14/2017	128.5	128.5	127.5	L + 3.80%	L + 4.16%	12/9/2022	Huntington Beach	Hotel	514,000 / key	57%	3
33	Senior loan	12/21/2017	182.5	127.5	125.9	L + 3.25%	L + 3.68%	1/9/2023	Atlanta	Office	96 / sqft	51%	2
34	Senior loan	6/29/2017	141.1	126.9	126.0	L + 3.35%	L + 3.77%	7/9/2022	Torrance	Multi	250,790 / unit	68%	2
35	Senior loan	11/2/2017	140.0	123.2	122.1	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	162 / sqft	69%	2
36	Senior loan	4/30/2018	169.2	119.9	118.3	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	540 / sqft	60%	3
37	Senior loan	10/17/2016	113.6	113.6	113.1	L + 3.95%	L + 3.98%	10/21/2021	Diversified - UK	Other	156 / sqft	73%	3
38	Senior loan(3)	6/30/2015	116.1	113.1	22.3	L + 4.75%	L + 5.37%	8/15/2022	San Francisco	Condo	766 / sqft	60%	3
39	Senior loan	2/20/2014	110.0	110.0	109.8	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	161 / sqft	74%	2
40	Senior loan	7/28/2016	119.0	109.1	108.6	L + 3.60%	L + 4.00%	8/9/2021	Atlanta	Office	173 / sqft	70%	3
41	Senior loan	3/21/2018	113.2	104.0	103.1	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	104 / sqft	72%	3
42	Senior loan	3/13/2018	123.0	103.0	101.9	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	159,690 / key	50%	3
43	Senior loan	1/31/2017	134.8	100.5	99.6	L + 5.00%	L + 5.49%	2/9/2022	Boston	Other	730 / sqft	60%	3
44	Senior loan	1/22/2016	128.5	100.1	99.9	L + 4.25%	L + 4.69%	2/9/2021	Los Angeles	Retail	260 / sqft	64%	3
45	Senior loan	2/9/2017	100.1	100.1	99.2	L + 4.50%	L + 4.86%	5/29/2023	London	Office	976 / sqft	69%	3
46	Senior loan	2/27/2015	102.2	99.7	99.2	L + 3.55%	L + 3.88%	4/28/2022	Chicago	Office	204 / sqft	65%	2
47	Senior loan	5/22/2014	100.0	97.6	97.5	L + 3.75%	L + 3.92%	6/15/2021	Orange County	Office	171 / sqft	74%	2
48	Senior loan	5/16/2014	100.0	95.2	95.0	L + 3.85%	L + 4.21%	4/9/2022	Miami	Office	205 / sqft	67%	3
49	Senior loan	3/10/2016	98.5	94.9	94.7	L + 4.10%	L + 4.52%	4/9/2021	Chicago	Multi	654,558 / unit	63%	3
50	Senior loan	6/1/2018	133.4	93.4	91.9	L + 3.40%	L + 3.75%	5/28/2023	London - UK	Office	633 / sqft	66%	3
51	Senior loan	12/9/2014	104.5	88.6	88.4	L + 3.65%	L + 3.80%	12/9/2021	Diversified - US	Office	76 / sqft	65%	2
52	Senior loan	2/18/2015	89.9	86.3	86.0	L + 3.75%	L + 4.17%	3/9/2020	Diversified - CA	Office	178 / sqft	71%	2
53	Senior loan	5/11/2017	135.9	84.4	83.4	L + 3.40%	L + 3.91%	6/10/2023	Northern Virginia	Office	194 / sqft	38%	2
54	Senior loan	2/12/2016	100.0	83.5	83.3	L + 4.15%	L + 4.46%	3/9/2021	Long Island	Office	124 / sqft	65%	3
55	Senior loan	4/12/2018	103.1	82.5	81.5	L + 2.75%	L + 3.14%	5/9/2023	Daly City	Office	215 / sqft	72%	3
56	Senior loan	7/11/2014	87.2	82.2	81.9	L + 3.55%	L + 3.83%	8/9/2020	Chicago	Office	157 / sqft	65%	2
57	Senior loan	10/28/2014	85.0	82.2	82.1	L + 3.75%	L + 4.01%	11/9/2019	New York	Retail	1,536 / sqft	78%	3
58	Senior loan	5/1/2015	79.4	79.4	79.2	L + 3.95%	L + 4.21%	5/9/2020	Maryland	Hotel	203,634 / key	67%	3
59	Senior loan	3/31/2017	91.2	73.6	73.1	L + 4.30%	L + 4.90%	4/9/2022	New York	Office	361 / sqft	64%	3
60	Senior loan	8/18/2017	72.4	72.4	71.9	L + 4.10%	L + 4.46%	8/18/2022	Brussels	Office	115 / sqft	59%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)		All-in Yield(4)		Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
61	Senior loan	6/29/2016	75.4	70.7	70.4	L + 3.65%		L + 4.02%		7/9/2021	Fort Lauderdale	Office	272 / sqft	64%	2
62	Senior loan	6/4/2015	73.0	69.7	70.5	5.14%	(6)	5.42%	(6)	3/28/2019	Diversified - CAN	Retail	40 / sqft	74%	3
63	Senior loan	10/6/2014	67.0	67.0	67.0	L + 4.35%		L + 4.61%		10/9/2019	Long Island	Hotel	108,943 / key	56%	3
64	Senior loan	11/30/2016	79.0	66.6	66.2	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	1,317 / sqft	54%	3
65	Senior loan	5/9/2017	73.7	62.7	62.2	L + 3.85%		L + 4.30%		5/9/2022	New York	Multi	377,423 / unit	67%	3
66	Senior loan	3/11/2014	65.0	62.3	62.2	L + 4.50%		L + 4.77%		4/9/2019	New York	Multi	700,290 / unit	65%	3
67	Senior loan	7/13/2017	86.3	60.0	59.4	L + 3.75%		L + 4.18%		8/9/2022	Honolulu	Hotel	192,926 / key	66%	3
68	Senior loan	1/13/2014	60.0	60.0	59.9	L + 3.45%		L + 3.71%		6/9/2020	New York	Office	284 / sqft	53%	2
69	Senior loan	6/29/2017	64.2	59.7	59.2	L + 3.40%		L + 3.71%		7/9/2023	New York	Multi	173,998 / unit	69%	3
70	Senior loan	4/5/2018	72.5	55.7	55.1	L + 3.10%		L + 3.57%		4/9/2023	Diversified - US	Industrial	23 / sqft	54%	3
71	Senior loan	10/6/2017	55.9	55.3	55.0	L + 2.95%		L + 3.21%		10/9/2022	Nashville	Multi	98,784 / unit	74%	3
72	Senior loan	9/9/2014	56.0	52.5	52.5	L + 4.00%		L + 4.25%		9/9/2019	Ft. Lauderdale	Office	151 / sqft	71%	1
73	Senior loan	11/23/2016	55.4	51.9	51.6	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	216,432 / unit	65%	3
74	Senior loan	11/1/2017	52.1	51.5	51.2	L + 2.95%		L + 3.21%		11/9/2022	Denver	Multi	153,157 / unit	74%	3
75	Senior loan	5/20/2015	58.0	51.2	51.2	5.36%	(6)	5.63%	(6)	6/30/2019	Charlotte	Office	101 / sqft	71%	3
76	Senior loan	12/27/2016	57.2	49.5	49.2	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	1,260,476 / unit	64%	3
77	Senior loan	11/19/2015	48.7	45.9	45.9	L + 4.00%		L + 4.50%		10/9/2018	New York	Office	1,178 / sqft	57%	3
78	Senior loan	9/22/2016	46.0	45.5	45.5	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	456 / sqft	51%	3
79	Senior loan	7/20/2017	193.2	44.3	42.4	L + 5.10%		L + 6.15%		8/9/2022	Oakland	Office	321 / sqft	58%	3
80	Senior loan	5/20/2015	45.0	44.0	43.9	L + 3.00%		L + 3.35%		11/1/2022	Los Angeles	Office	205 / sqft	59%	2
81	Senior loan	8/29/2017	51.2	43.5	43.1	L + 3.10%		L + 3.52%		10/9/2022	Southern California	Industrial	91 / sqft	65%	3
82	Senior loan	5/24/2018	81.3	42.2	41.4	L + 4.10%		L + 4.59%		6/9/2023	Boston	Office	82 / sqft	55%	3
83	Senior loan	10/6/2017	41.1	41.0	40.8	L + 2.95%		L + 3.20%		10/9/2022	Las Vegas	Multi	138,527 / unit	77%	3
84	Senior loan	6/26/2015	42.1	39.4	39.4	L + 3.75%		L + 3.76%		7/9/2020	San Diego	Office	180 / sqft	73%	2
85	Senior loan	5/8/2017	80.0	37.4	36.6	L + 3.75%		L + 4.68%		5/8/2022	Washington DC	Office	373 / sqft	73%	3
86	Senior loan	9/1/2017	44.2	37.4	37.0	L + 4.15%		L + 4.57%		9/9/2021	New York	Condo	590 / sqft	64%	3
87	Senior loan	10/6/2017	34.8	34.7	34.5	L + 2.95%		L + 3.20%		10/9/2022	Las Vegas	Multi	120,456 / unit	75%	3
88	Senior loan	6/12/2014	34.2	34.2	34.1	L + 4.00%		L + 4.23%		6/30/2020	Los Angeles	Office	39 / sqft	44%	2
89	Senior loan	5/28/2015	48.6	31.6	31.5	L + 4.00%		L + 4.58%		6/30/2020	Los Angeles	Office	36 / sqft	53%	2
90	Senior loan	9/1/2016	31.2	31.2	31.3	L + 4.20%		L + 4.79%		9/1/2022	Atlanta	Multi	201,598 / unit	72%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)	Principal Balance(3)	Net Book Value	Cash Coupon(4)	All-in Yield(4)	Maximum Maturity(5)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
91	Senior loan	3/1/2018	28.0	28.0	27.8	L + 2.95%	L + 3.31%	3/9/2023	Houston	Multi	102,564 / unit	72%	3
92	Senior loan	1/30/2018	28.0	28.0	27.8	L + 2.90%	L + 3.26%	2/9/2023	Houston	Multi	135,266 / unit	66%	3
93	Senior loan	12/15/2017	22.5	22.5	22.2	L + 3.25%	L + 4.31%	12/9/2020	Diversified - US	Hotel	8,465 / key	50%	2
94	Senior loan	6/4/2015	20.0	20.0	19.8	4.50%	5.05%	12/23/2021	Montreal - CAN	Office	54 / sqft	45%	2
95	Senior loan	6/4/2018	22.0	18.5	18.5	L + 3.35%	L + 4.04%	7/1/2022	Phoenix	Multi	64,685 / unit	78%	3
96	Senior loan	6/4/2015	17.1	17.1	17.1	4.63%	5.01%	3/1/2019	Ontario - CAN	Other	50,234 / unit	59%	2
97	Senior loan	11/2/2017	17.9	16.4	16.4	L + 3.90%	L + 4.26%	11/1/2020	Phoenix	Multi	63,071 / unit	59%	2
98	Senior loan	6/4/2015	16.4	16.4	16.4	5.20%	5.54%	9/4/2020	Diversified - CAN	Other	3,567 / unit	61%	2
99	Senior loan	3/9/2018	17.8	16.3	16.3	L + 3.75%	L + 4.01%	4/1/2023	Los Angeles	Multi	125,385 / unit	75%	3
100	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.63%	11/1/2021	Houston	Multi	110,714 / unit	56%	3
101	Senior loan	6/18/2014	14.0	14.0	14.0	L + 4.00%	L + 4.38%	7/20/2019	Diversified - NL	Office	36 / sqft	69%	2
102	Senior loan	9/6/2017	13.3	13.3	13.3	L + 4.25%	L + 5.09%	4/1/2019	Austin	Multi	127,644 / unit	67%	3
103	Senior loan	7/13/2017	13.1	13.1	13.1	L + 4.50%	L + 4.91%	2/1/2020	Orlando	Multi	60,648 / unit	72%	2
104	Senior loan	6/29/2018	11.6	11.6	11.5	L + 2.95%	L + 3.83%	7/1/2020	Washington DC	Multi	61,053 / unit	60%	2
105	Senior loan	5/30/2018	10.1	8.7	8.7	L + 3.90%	L + 4.23%	6/1/2021	Scottsdale	Multi	96,667 / unit	84%	3
106	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.00%	L + 5.36%	7/1/2019	Phoenix	Multi	56,154 / unit	78%	3
107	Senior loan(3)	9/22/2017	91.0	0.0	(0.4)	L + 5.25%	L + 6.03%	10/9/2022	Oakland	Multi	446,078 / unit	46%	3

			$15,853.9	$12,792.9	$12,214.6	5.43%	5.81%	4.1 yrs				63%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of June 30, 2018, three loans in our portfolio have been financed with an aggregate $489.3 million of non-consolidated senior interest, which are included in the table above.

(4)

As of June 30, 2018, our floating rate loans were indexed to various benchmark rates, with 84% of floating rate loans by loan exposure indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(5)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(6)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2018, 95% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2018, the remaining 5% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following June 30, 2018, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)(2)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD	$10,249,471	Interest income	$20,499	$(20,284)	$40,998	$(39,935)
	(7,062,997)	Interest expense	(13,570)	14,126	(27,288)	28,252

	$3,186,474	Total	$6,929	$(6,158)	$13,710	$(11,683)

GBP	$427,005	Interest income	$854	$(797)	$1,708	$(1,465)
	(251,770)	Interest expense	(504)	504	(1,007)	1,007

	$175,235	Total	$350	$(293)	$701	$(458)

EUR	$1,254,863	Interest income	$—	$—	$1,339	$—
	(992,673)	Interest expense	—	—	(1,055)	—

	$262,190	Total	$—	$—	$284	$—

CAD(3)	$206,962	Interest income	$414	$(414)	$828	$(828)
	(190,652)	Interest expense	(378)	381	(725)	763

	$16,310	Total	$36	$(33)	$103	$(65)

		Total	$7,315	$(6,484)	$14,798	$(12,206)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 11 to our consolidated financial statements for additional details of our incentive fee calculation.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$107.9 million ($82.2 million as of June 30, 2018) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of June 30, 2018, 5% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$ in thousands):

	June 30, 2018
Foreign currency assets(1)	£722,710	€1,117,244	C$	441,818
Foreign currency liabilities(1)	(494,299)	(846,218)		(358,841)
Foreign currency contracts - notional	(133,100)	(185,000)		(73,100)

Net exposure to exchange rate fluctuations	£95,311	€86,026	C$	9,877

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $30.2 million and $31.7 million, respectively, as of June 30, 2018. Substantially all of our net asset exposure to the Canadian dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of April 18, 2018, by and among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association.

10.2	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of May 30, 2018, by and among Parlex 4 UK Finco, LLC, Parlex 4 Finance, LLC and JPMorgan Chase Bank, National Association.

10.3	Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on June 21, 2018 and incorporated herein by reference).

10.4	Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on June 21, 2018 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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

BLACKSTONE MORTGAGE TRUST, INC.

July 24, 2018	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

July 24, 2018	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)