Form 10-Q
period 2018-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2018-10-23
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of October 16, 2018 was 119,669,604.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$86,987	$69,654
Restricted cash	—	32,864
Loans receivable, net	12,176,516	10,056,732
Other assets	155,972	99,575

Total Assets	$12,419,475	$10,258,825

Liabilities and Equity
Secured debt agreements, net	$6,841,759	$5,273,855
Loan participations sold, net	81,044	80,415
Securitized debt obligations, net	1,284,362	1,282,412
Convertible notes, net	780,951	563,911
Other liabilities	123,366	140,826

Total Liabilities	9,111,482	7,341,419

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 119,669,195 and 107,883,860 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,197	1,079
Additional paid-in capital	3,898,841	3,506,861
Accumulated other comprehensive loss	(32,849)	(29,706)
Accumulated deficit	(566,417)	(567,168)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,300,772	2,911,066
Non-controlling interests	7,221	6,340

Total Equity	3,307,993	2,917,406

Total Liabilities and Equity	$12,419,475	$10,258,825

Note: The consolidated balance sheets as of September 30, 2018 and December 31, 2017 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both September 30, 2018 and December 31, 2017, assets of the consolidated VIEs totaled $1.5 billion and liabilities of the consolidated VIEs totaled $1.3 billion. Refer to Note 15 for additional discussion of the VIEs.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income from loans and other investments
Interest and related income	$203,107	$146,446	$550,011	$391,787
Less: Interest and related expenses	97,955	67,891	255,677	168,917

Income from loans and other investments, net	105,152	78,555	294,334	222,870
Other expenses
Management and incentive fees	18,368	13,243	56,248	40,557
General and administrative expenses	8,443	7,419	25,897	22,219

Total other expenses	26,811	20,662	82,145	62,776

Income before income taxes	78,341	57,893	212,189	160,094
Income tax provision	48	83	272	265

Net income	78,293	57,810	211,917	159,829

Net income attributable to non-controlling interests	(128)	(88)	(481)	(88)
Net income attributable to Blackstone Mortgage Trust, Inc.	$78,165	$57,722	$211,436	$159,741

Net income per share of common stock basic and diluted	$0.67	$0.61	$1.90	$1.68

Weighted-average shares of common stock outstanding, basic and diluted	116,203,140	95,013,087	111,251,864	95,004,188

Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$78,293	$57,810	$211,917	$159,829
Other comprehensive income
Unrealized (loss) gain on foreign currency remeasurement	(2,416)	16,175	(26,766)	43,990
Realized and unrealized gain (loss) on derivative financial instruments	1,703	(8,029)	23,623	(20,150)

Other comprehensive (loss) income	(713)	8,146	(3,143)	23,840

Comprehensive income	77,580	65,956	208,774	183,669
Comprehensive income attributable to non-controlling interests	(128)	(88)	(481)	(88)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$77,452	$65,868	$208,293	$183,581

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	17,493	—	—	17,493	—	17,493
Issuance of convertible notes	—	964	—	—	964	—	964
Dividends reinvested	—	327	—	(296)	31	—	31
Deferred directors’ compensation	—	313	—	—	313	—	313
Other comprehensive income	—	—	23,840	—	23,840	—	23,840
Net income	—	—	—	159,741	159,741	88	159,829
Dividends declared on common stock	—	—	—	(176,374)	(176,374)	—	(176,374)
Contributions to non-controlling interests	—	—	—	—	—	6,090	6,090

Balance at September 30, 2017	$948	$3,109,094	$(32,362)	$(558,066)	$2,519,614	$6,178	$2,525,792

Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406
Shares of class A common stock issued, net	118	369,672	—	—	369,790	—	369,790
Restricted class A common stock earned	—	20,110	—	—	20,110	—	20,110
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Conversion of convertible notes	—	(20)	—	—	(20)	—	(20)
Dividends reinvested	—	381	—	(342)	39	—	39
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive income	—	—	(3,143)	—	(3,143)	—	(3,143)
Net income	—	—	—	211,436	211,436	481	211,917
Dividends declared on common stock	—	—	—	(210,343)	(210,343)	—	(210,343)
Contributions from non-controlling interests	—	—	—	—	—	4,500	4,500
Distributions to non-controlling interests	—	—	—	—	—	(4,100)	(4,100)

Balance at September 30, 2018	$1,197	$3,898,841	$(32,849)	$(566,417)	$3,300,772	$7,221	$3,307,993

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income	$211,917	$159,829
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	20,488	17,809
Amortization of deferred fees on loans and debt securities	(35,955)	(28,887)
Amortization of deferred financing costs and premiums/discount on debt obligations	20,993	16,356
Changes in assets and liabilities, net
Other assets	(9,709)	(219)
Other liabilities	15,001	11,651

Net cash provided by operating activities	222,735	176,539

Cash flows from investing activities
Origination and fundings of loans receivable	(5,222,803)	(2,314,721)
Principal collections and sales proceeds from loans receivable	2,503,454	1,976,271
Loan contributed to securitization	512,002	—
Investment in debt securities held-to-maturity	(95,937)	—
Origination and exit fees received on loans receivable	74,111	38,434
Receipts under derivative financial instruments	34,975	6,115
Payments under derivative financial instruments	(14,031)	(18,115)
Return of collateral deposited under derivative agreements	28,870	8,980
Collateral deposited under derivative agreements	(32,110)	(16,651)

Net cash used in investing activities	(2,211,469)	(319,687)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities
Borrowings under secured debt agreements	$5,749,678	$2,776,058
Repayments under secured debt agreements	(4,147,893)	(2,481,250)
Proceeds from sale of loan participations	86,339	33,193
Repayment of loan participations	(85,875)	(381,310)
Payment of deferred financing costs	(18,995)	(13,591)
Contributions from non-controlling interests	4,500	6,090
Distributions to non-controlling interests	(4,100)	—
Net proceeds from issuance of convertible notes	214,775	394,074
Repayment of convertible notes	(192)	—
Net proceeds from issuance of class A common stock	369,787	31
Dividends paid on class A common stock	(203,065)	(176,195)

Net cash provided by financing activities	1,964,959	157,100

Net decrease in cash, cash equivalents, and restricted cash	(23,775)	13,952
Cash, cash equivalents, and restricted cash at beginning of period	102,518	75,567
Effects of currency translation on cash, cash equivalents, and restricted cash	8,244	4,566

Cash, cash equivalents, and restricted cash at end of period	$86,987	$94,085

Supplemental disclosure of cash flows information
Payments of interest	$(224,320)	$(141,124)

Payments of income taxes	$(546)	$(220)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(74,195)	$(58,793)

Loan principal payments held by servicer, net	$3,577	$513

Consolidation of loans receivable of a VIE	$—	$500,000

Consolidation of securitized debt obligations of a VIE	$—	$(474,620)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1. ORGANIZATION

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our investment objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from our loan portfolio. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 42nd Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.

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

In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. Refer to Note 15 for additional discussion of our VIEs.

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

Revenue Recognition

Interest income from our loans receivable portfolio and debt securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan or debt security as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$86,987	$61,221
Restricted cash	—	32,864

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$86,987	$94,085

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan, and assigns it a risk rating based on a variety of factors, including, without limitation, loan-to-value ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “1” through “5,” from less risk to greater risk, which ratings are defined as follows:

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

Debt Securities Held-to-Maturity

We classify our debt securities as held-to-maturity, as we have the intent and ability to hold these securities until maturity. We include our debt securities in other assets on our consolidated balance sheets at amortized cost.

If, based on current information and events, there is an adverse change in cash flows expected to be collected from the cash flows previously projected for one of our debt securities, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected), discounted using the debt security’s current yield, is less than the present value of the previously estimated remaining cash flows. If an other-than-temporary impairment is considered to have occurred, the debt security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to expected credit losses, and (ii) the amount related to fair value adjustments in excess of expected credit losses. The other-than-temporary impairment related to expected credit losses is calculated by comparing the amortized cost basis of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized in earnings in the consolidated statement of operations. The remaining other-than-temporary impairment that is not related to expected credit losses is recognized in other comprehensive income (loss). A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

•

Debt securities held-to-maturity: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Recent Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” or ASU 2018-07. ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. Upon adoption of ASU 2018-07, the cost of our long-term incentive plans will be a fixed amount determined based on the grant date fair value of shares granted, rather than the prior methodology that recognizes a variable cost based on the fair value of such shares as of their vesting dates. ASU 2018-07 is to be adopted through a cumulative-effect adjustment to retained earnings for outstanding share-based payments to nonemployees as of the beginning of the fiscal year in which the guidance is effective. We adopted ASU 2018-07 in the third quarter of 2018 and it did not have an impact on our consolidated financial statements.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2018	December 31, 2017
Number of loans	112	110
Principal balance	$12,260,103	$10,108,226
Net book value	$12,176,516	$10,056,732
Unfunded loan commitments(1)	$3,046,350	$1,573,107
Weighted-average cash coupon(2)	5.61%	5.55%
Weighted-average all-in yield(2)	5.94%	5.95%
Weighted-average maximum maturity (years)(3)	3.8	3.5

(1)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

Our floating rate loans are indexed to various benchmark rates, with 83% and 92% of our floating rate loans by principal balance indexed to USD LIBOR as of September 30, 2018 and December 31, 2017, respectively. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Cash coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2018, 86% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 14% were open to repayment by the borrower without penalty. As of December 31, 2017, 75% of our loans were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2017	$10,108,226	$(51,494)	$10,056,732
Loan fundings	5,222,803	—	5,222,803
Loan repayments	(2,452,811)	—	(2,452,811)
Loan contributed to securitization	(517,500)	5,498	(512,002)
Unrealized (loss) gain on foreign currency translation	(100,615)	678	(99,937)
Deferred fees and other items	—	(74,111)	(74,111)
Amortization of fees and other items	—	35,842	35,842

September 30, 2018	$12,260,103	$(83,587)	$12,176,516

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2018
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
Office	49	$5,956,675	$6,006,534	47%
Hotel	15	1,992,889	2,069,818	16
Multifamily	32	1,894,001	1,903,572	15
Spanish Assets	1	1,152,487	1,160,400	9
Retail	4	336,787	337,334	3
Condominium	2	84,429	158,462	1
Other	9	759,248	1,090,711	9

	112	$12,176,516	$12,726,831	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
United States
Northeast	30	$3,796,633	$3,830,021	29%
West	25	2,543,743	2,637,582	21
Southeast	18	2,025,381	2,034,852	16
Midwest	8	901,310	906,102	7
Southwest	13	477,809	480,792	4
Northwest	2	141,199	141,630	1

Subtotal	96	9,886,075	10,030,979	78
International
Spain	1	1,152,487	1,160,400	9
United Kingdom	5	492,790	837,688	7
Canada	5	335,957	332,841	3
Australia	2	218,286	220,335	2
Belgium	1	71,494	71,945	1
Germany	1	11,814	65,000	—
Netherlands	1	7,613	7,643	—

Subtotal	16	2,290,441	2,695,852	22

Total	112	$12,176,516	$12,726,831	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $466.7 million of such non-consolidated senior interests as of September 30, 2018.

(2)	Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

September 30, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	1	$53,849	$53,873	1	1	$31,842	$31,890
2	43	4,167,871	4,272,068	2	41	3,512,709	3,521,701
3	68	7,954,796	8,400,890	3	67	6,491,617	7,519,465
4	—	—	—	4	1	20,564	20,552
5	—	—	—	5	—	—	—

	112	$12,176,516	$12,726,831		110	$10,056,732	$11,093,608

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $466.7 million and $985.4 million of such non-consolidated senior interests as of September 30, 2018 and December 31, 2017, respectively.

(2)	Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both September 30, 2018 and December 31, 2017. We had one loan with a risk rating of “4” in our portfolio as of December 31, 2017, which was repaid in full in April 2018.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2018 or December 31, 2017.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2018 and December 31, 2017, our Multifamily Joint Venture held $222.7 million and $182.2 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	September 30, 2018	December 31, 2017
Debt securities held-to-maturity(1)	$96,050	$—
Accrued interest receivable	45,762	38,573
Collateral deposited under derivative agreements	7,360	4,120
Loan portfolio payments held by servicer(2)	3,902	54,759
Derivative assets	2,719	1,214
Prepaid expenses	151	798
Prepaid taxes	28	31
Other	—	80

Total	$155,972	$99,575

(1)

Represents a $99.0 million subordinate risk retention interest in the $1.0 billion 2018 Single Asset Securitization, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 15 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	September 30, 2018	December 31, 2017
Accrued dividends payable	$74,195	$66,888
Accrued interest payable	23,701	14,162
Accrued management and incentive fees payable	18,368	14,284
Derivative liabilities	3,676	4,911
Accounts payable and other liabilities	3,426	2,125
Secured debt repayments pending servicer remittance(1)	—	38,456

Total	$123,366	$140,826

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

5. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	September 30, 2018	December 31, 2017
Credit facilities	$4,850,911	$4,068,249
Asset-specific financings	1,499,286	518,864
GE portfolio acquisition facility	512,059	703,423
Revolving credit agreement	—	—

Total secured debt agreements	$6,862,256	$5,290,536

Deferred financing costs(1)	(20,497)	(16,681)

Net book value of secured debt	$6,841,759	$5,273,855

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Credit Facilities

During the nine months ended September 30, 2018, we added one new credit facility, providing an additional $1.0 billion of credit capacity, and increased the maximum facility size of one of our existing credit facilities, providing an additional $250.0 million of credit capacity.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our credit facilities ($ in thousands):

	September 30, 2018
	Maximum	Credit Borrowings			Collateral
Lender	Facility Size(1)	Potential(2)	Outstanding	Available(2)	Assets(3)
Bank of America	$1,000,000	$863,592	$863,592	$—	$1,091,860
Wells Fargo	2,000,000	1,160,678	850,687	309,991	1,577,251
MetLife	1,000,000	737,770	737,770	—	946,933
Barclays	1,000,000	617,360	617,360	—	771,700
Citibank(4)	750,000	576,369	480,129	96,240	730,723
JP Morgan	500,000	435,095	332,909	102,186	564,070
Morgan Stanley(5)	651,550	329,256	278,770	50,486	461,760
Deutsche Bank	500,000	277,247	277,247	—	380,986
Société Générale(6)	464,160	235,229	235,229	—	298,951
Goldman Sachs - Multi. JV(7)	250,000	117,498	117,498	—	148,099
Bank of America - Multi. JV(7)	200,000	59,720	59,720	—	74,650

	$8,315,710	$5,409,814	$4,850,911	$558,903	$7,046,983

	December 31, 2017
	Maximum	Credit Borrowings			Collateral
Lender	Facility Size(1)	Potential(2)	Outstanding	Available(2)	Assets(3)
Wells Fargo	$2,000,000	$1,289,135	$1,170,801	$118,334	$1,680,325
MetLife	1,000,000	807,164	807,164	—	1,039,231
Bank of America	750,000	573,542	573,542	—	765,049
JP Morgan	500,000	443,496	319,755	123,741	579,218
Société Générale(6)	480,200	300,871	300,871	—	373,181
Deutsche Bank	500,000	295,743	295,743	—	399,203
Citibank(4)	800,125	354,354	240,881	113,473	455,433
Morgan Stanley(5)	675,650	456,344	216,044	240,300	591,168
Bank of America - Multi. JV(7)	200,000	85,560	85,560	—	106,950
Goldman Sachs - Multi. JV(7)	250,000	57,888	57,888	—	75,225

	$7,155,975	$4,664,097	$4,068,249	$595,848	$6,064,983

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(3)	Represents the principal balance of the collateral assets.
(4)

As of September 30, 2018, the Citibank facility was denominated in U.S. dollars. As of December 31, 2017, the maximum facility size was composed of a $500.0 million facility denominated in U.S. dollars plus a €250.0 million facility, which translated to $300.1 million as of such date.

(5)	As of September 30, 2018 and December 31, 2017, the Morgan Stanley maximum facility size was £500.0 million, which translated to $651.6 million and $675.7 million, respectively.
(6)	As of September 30, 2018 and December 31, 2017, the Société Générale maximum facility size was €400.0 million, which translated to $464.2 million and $480.2 million, respectively.
(7)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The weighted-average outstanding balance of our credit facilities was $4.4 billion for the nine months ended September 30, 2018. As of September 30, 2018, we had aggregate borrowings of $4.9 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.77% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.98% per annum, and a weighted-average advance rate of 79.2%. As of September 30, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

The weighted-average outstanding balance of our credit facilities was $4.2 billion for the nine months ended December 31, 2017. As of December 31, 2017, we had aggregated borrowings of $4.1 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.90% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 2.12% per annum, and a weighted-average advance rate of 78.7%. As of December 31, 2017, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

The following tables outline the key terms of our credit facilities as of September 30, 2018:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 3, 2020
Goldman Sachs - Multi. JV(3)		$25%	Collateral marks only	July 12, 2020(4)
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2021
Bank of America - Multi. JV(3)		$43%	Collateral marks only	July 19, 2021(5)
Deutsche Bank		$32%	Collateral marks only	August 9, 2021(6)
Barclays		$25%	Collateral marks only	March 29, 2023(7)
MetLife		$50%	Collateral marks only	April 22, 2023(8)
Bank of America		$50%	Collateral marks only	May 21, 2023(9)
Citibank	$ / £ / €	25%	Collateral marks only	Term matched(10)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(10)
Wells Fargo		$25%	Collateral marks only	Term matched(10)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Includes a one-year extension option which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	Includes two one-year extension options which may be exercised at our sole discretion.
(7)	Includes four one-year extension options which may be exercised at our sole discretion.
(8)	Includes four one-year extension options which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Currency	Potential Borrowings	Outstanding Borrowings(1)	Floating Rate Index	Spread(2)	Advance Rate(3)
$	$ 5,024,025	$ 4,551,603	1-month USD LIBOR	1.75%	79.2%
€	€ 54,869	€ 12,100	3-month EURIBOR	2.28%	80.0%
£	£ 247,194	£ 218,914	3-month GBP LIBOR	1.97%	79.0%

	$ 5,409,815	$ 4,850,911		1.77%	79.2%

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents weighted-average spread over the applicable floating rate index, based on borrowings outstanding.
(3)	Represents weighted-average advance rate based on the approved outstanding principal balance of the collateral assets pledged.

Asset-Specific Financings

During the nine months ended September 30, 2018, we entered into an €800.0 million asset-specific financing secured by a €1.0 billion senior loan. The following tables detail our asset-specific financings ($ in thousands):

	September 30, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	5	$1,905,475	$1,895,094	L+3.61%	n/a	Sep. 2022
Financing provided(4)	5	$1,499,286	$1,492,614	L+1.77%	$1,178,874	Sep. 2022

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$682,259	$677,296	L+4.76%	n/a	Dec. 2020
Financing provided(4)	6	$518,864	$517,088	L+2.50%	$162,475	Dec. 2020

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

(4)

As of September 30, 2018 and December 31, 2017, borrowings of $517.8 million and $394.8 million, respectively, under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

The weighted-average outstanding balance of our asset-specific financings was $1.3 billion for the nine months ended September 30, 2018 and $522.5 million for the nine months ended December 31, 2017.

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

	September 30, 2018
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	11	$662,464	$664,189	5.92%	n/a	May 2021
Financing provided	11	$512,059	$511,346	L+1.77%	$250,000	May 2021

	December 31, 2017
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	16	$906,707	$911,092	5.74%	n/a	Jul. 2020
Financing provided	16	$703,423	$702,337	L+1.72%	$250,000	Jul. 2020

(1)

As of September 30, 2018, this facility provided for $608.7 million of financing, of which $512.1 million was outstanding and an additional $96.6 million was available to finance future loan fundings in the GE portfolio. As of December 31, 2017, this facility provided for $816.3 million of financing, of which $703.4 million was outstanding and an additional $112.9 million was available to finance future loan fundings in the GE portfolio.

(2)	In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(3)	We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million.
(4)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

Revolving Credit Agreement

We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the nine months ended September 30, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $37.8 million and we recorded interest expense of $2.6 million, including $825,000 of amortization of deferred fees and expenses. As of September 30, 2018, we had no outstanding borrowings under the agreement.

During the nine months ended December 31, 2017, the weighted-average outstanding borrowings under the revolving credit agreement was $40.7 million and we recorded interest expense of $2.6 million, including $703,000 of amortization of deferred fees and expenses. As of December 31, 2017, we had no outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.4 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2018; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2018 and December 31, 2017, we were in compliance with these covenants.

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

The following tables detail our loan participations sold ($ in thousands):

	September 30, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$106,259	$105,149	L+6.06%	n/a	Feb. 2022
Senior participation(3)(4)	1	81,170	81,044	L+4.08%	n/a	Feb. 2022

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$141,119	$138,907	L+5.94%	n/a	Feb. 2022
Senior participation(3)(4)	1	80,706	80,415	L+4.14%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of September 30, 2018 and December 31, 2017, our loan participations sold was non-recourse to us.
(3)

During the three and nine months ended September 30, 2018, we recorded $11.7 million and $15.2 million, respectively, of interest expense related to our loan participations sold. During the three and nine months ended September 30, 2017, we recorded $4.0 million and $9.3 million, respectively, of interest expense related to our loan participations sold.

(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $126,000 and $291,000, as of September 30, 2018 and December 31, 2017, respectively.

7. SECURITIZED DEBT OBLIGATIONS, NET

We have financed a pool of our loans through a collateralized loan obligation, or the CLO, and have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The CLO and the 2017 Single Asset Securitization have issued securitized debt obligations that are non-recourse to us. Both the CLO and the 2017 Single Asset Securitization are consolidated in our financial statements. Refer to Note 15 for further discussion of our CLO and 2017 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our securitized debt obligations ($ in thousands):

	September 30, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	28	$1,000,000	$1,000,000	6.09%	Feb. 2022
Financing provided	1	817,500	809,944	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets(3)	1	678,963	675,437	L+3.60%	June 2023
Financing provided	1	474,620	474,418	L+1.65%	June 2033
Total
Collateral assets	29	$1,678,963	$1,675,437	6.00%

Financing provided(4)	2	$1,292,120	$1,284,362	L+1.71%

	December 31, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	5.16%	Nov. 2021
Financing provided	1	817,500	808,083	L+1.76%	June 2035
2017 Single Asset Securitization
Collateral assets(3)	1	656,406	652,880	L+3.60%	June 2023
Financing provided	1	474,620	474,328	L+1.94%	June 2033
Total
Collateral assets	32	$1,656,406	$1,652,880	5.17%

Financing provided(4)	2	$1,292,120	$1,282,411	L+1.83%

(1)

As of September 30, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. As of December 31, 2017, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)

During the three and nine months ended September 30, 2018, we recorded $12.5 million and $35.6 million of interest expense, respectively, related to our securitized debt obligations. During both the three and nine months ended September 30, 2017, we recorded $3.8 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8. CONVERTIBLE NOTES, NET

As of September 30, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

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
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $27.36, $35.67, and $36.23 per share of class A common stock, respectively, for the November 2013, May 2017, and March 2018 convertible notes. As a result of exceeding the cumulative dividend threshold, as defined in the November 2013 convertible notes supplemental indenture, the conversion rate on the November 2013 convertible notes was most recently adjusted on March 28, 2018 from the prior conversion rate of 36.1380 shares of class A common stock per $1,000 principal amount of convertible notes, which was equivalent to a conversion price of $27.67 per share of class A common stock. Pursuant to the terms of the November 2013 supplemental indenture, the conversion rate will be adjusted to 36.8161 on the first day of any future observation period related to a conversion of the November 2013 convertible notes to account for the dividends paid on our class A common stock on July 16, 2018 and October 15, 2018. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of September 30, 2018.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on August 31, 2018, January 31, 2022, and December 14, 2022 for the November 2013, May 2017, and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $33.51 on September 28, 2018, the last trading day in the quarter ended September 30, 2018, was greater than the per share conversion price of the November 2013 convertible notes but less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share. During the nine months ended September 30, 2018, holders of $172,000 of our November 2013 convertible notes elected to convert their notes pursuant to the terms of the November 2013 convertible notes supplemental indenture. The conversions were settled entirely in cash.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2018	December 31, 2017
Face value	$794,828	$575,000
Unamortized discount	(12,956)	(10,279)
Deferred financing costs	(921)	(810)

Net book value	$780,951	$563,911

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cash coupon	$9,277	$6,247	$25,333	$12,732
Discount and issuance cost amortization	1,535	1,202	4,242	2,869

Total interest expense	$10,812	$7,449	$29,575	$15,601

Accrued interest payable for the Convertible Notes was $10.8 million and $3.7 million as of September 30, 2018, and December 31, 2017, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2018				December 31, 2017
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell AUD Forward	3	A$	305,000	Sell GBP Forward	1		£112,700
Sell EUR Forward	1		€185,000	Sell CAD Forward	1	C$	95,100
Sell GBP Forward	1		£79,100
Sell CAD Forward	1	C$	71,600

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2018
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	107,822	1.0%	CDOR	0.7
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	0.7
Interest Rate Caps	3	C$	22,765	2.0%	CDOR	0.4

December 31, 2017
Interest Rate	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,094	1.0%	CDOR	1.4
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.5
Interest Rate Caps	3	C$	23,370	2.0%	CDOR	0.3

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2018, we estimate that an additional $570,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the three and nine months ended September 30, 2018, we recorded losses of $51,000 and gains of $94,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. During the three and nine months ended September 30, 2017, we recorded losses of $42,000 and $355,000, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables summarize our non-designated hedges (notional amount in thousands):

September 30, 2018
Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1	€12,857

December 31, 2017
Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1	€12,857

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,514	$—	$3,676	$4,872
Interest rate derivatives	1,042	1,214	—	—

Total	$2,556	$1,214	$3,676	$4,872

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$163	$—	$—	$39
Interest rate derivatives	—	—	—	—

Total	$163	$—	$—	$39

Total Derivatives	$2,719	$1,214	$3,676	$4,911

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Hedging Relationships	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Gain (Loss) Reclassified from Accumulated OCI into Income		Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Net Investment Hedges
Foreign exchange contracts(1)	$1,763	$23,782	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	92	228	Interest Expense	(2)	152	388

Total	$1,855	$24,011			$152	$388

(1)

During the three and nine months ended September 30, 2018, we received net cash settlements of $7.6 million and $21.0 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the three months ended September 30, 2018, we recorded total interest and related expenses of $98.0 million, which included a $152,000 expense reduction related to income generated by our cash flow hedges. During the nine months ended September 30, 2018, we recorded total interest and related expenses of $255.7 million, which included a $388,000 expense reduction related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2018, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $7.4 million under these derivative contracts. As of December 31, 2017, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $4.1 million under these derivative contracts.

10. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of September 30, 2018, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2018.

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

The following table details our issuance of class A common stock during the nine months ended September 30, 2018 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings		2018 Total / Wtd. Avg.
	August 2018	At-the-Market 2018(1)
Shares issued	6,900,000	4,583,135	11,483,135
Share issue price(2)	$32.60	$32.73	$32.65
Net proceeds(3)	$222,275	$147,512	$369,787

(1)	Issuance represents shares issued under our at-the-market program, with a weighted-average issue price of $32.73.
(2)

Represents price per share paid by the underwriters or sales agents, as applicable. Net proceeds after underwriting or sales discounts and commissions were $32.26 and $32.24 per share for our August offering and at-the-market program, respectively.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2018	2017
Beginning balance	108,081,077	94,709,290
Issuance of class A common stock(2)	11,484,414	971
Issuance of restricted class A common stock, net	300,921	286,773
Issuance of deferred stock units	23,730	20,560

Ending balance	119,890,142	95,017,594

(1)	Includes deferred stock units held by members of our board of directors of 220,947 and 189,587 as of September 30, 2018 and 2017, respectively.
(2)	Includes 1,279 and 971 shares issued under our dividend reinvestment program during the nine months ended September 30, 2018 and 2017, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2018, we issued 403 shares and 1,279 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 428 shares and 971 shares for the same periods in 2017. As of September 30, 2018, a total of 9,995,647 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

At the Market Stock Offering Program

On May 9, 2014, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $200.0 million of our class A common stock. On July 29, 2016, in connection with filing a new universal shelf registration statement on Form S-3, we entered into amendments to each of the ATM Agreements. Sales of class A common stock made pursuant to the ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2018, we issued and sold 4,583,135 shares of class A common stock under the ATM Agreements, with net proceeds totaling $147.5 million. We did not sell any shares of our class A common stock under the ATM Agreements during the nine months ended September 30, 2017. As of September 30, 2018, sales of our class A common stock with an aggregate sales price of $38.6 million remained available for issuance under the ATM Agreements.

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

On September 14, 2018, we declared a dividend of $0.62 per share, or $74.2 million, that was paid on October 15, 2018, to stockholders of record as of September 28, 2018. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86
Total dividends declared	$74,195	$58,793	$210,369	$176,374

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income(1)	$78,165	$57,722	$211,436	$159,741
Weighted-average shares outstanding, basic and diluted	116,203,140	95,013,087	111,251,864	95,004,188

Per share amount, basic and diluted	$0.67	$0.61	$1.90	$1.68

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of September 30, 2018, total accumulated other comprehensive loss was $32.8 million, primarily representing (i) $87.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $54.3 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2017, total accumulated other comprehensive loss was $29.7 million, primarily representing (i) $60.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $30.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of September 30, 2018, our Multifamily Joint Venture’s total equity was $48.1 million, of which $40.9 million was owned by us, and $7.2 million was allocated to non-controlling interests. As of December 31, 2017, our Multifamily Joint Venture’s total equity was $42.3 million, of which $36.0 million was owned by us, and $6.3 million was allocated to non-controlling interests.

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

During the three and nine months ended September 30, 2018, we incurred $12.1 million and $34.2 million, respectively, of management fees payable to our Manager, compared to $9.5 million and $28.6 million during the same periods in 2017. In addition, during the three and nine months ended September 30, 2018, we incurred $6.3 million and $22.0 million, respectively, of incentive fees payable to our Manager, compared to $3.7 million and $11.9 million during the same periods in 2017.

As of September 30, 2018 and December 31, 2017 we had accrued management and incentive fees payable to our Manager of $18.4 million and $14.3 million, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Professional services(1)	$1,022	$933	$3,383	$2,811
Operating and other costs(1)	687	489	2,026	1,424

Subtotal	1,709	1,422	5,409	4,235
Non-cash compensation expenses
Restricted class A common stock earned	6,609	5,819	20,113	17,496
Director stock-based compensation	125	125	375	313

Subtotal	6,734	5,944	20,488	17,809

Total BXMT expenses	8,443	7,366	25,897	22,044
Other expenses	—	53	—	175

Total general and administrative expenses	$8,443	$7,419	$25,897	$22,219

(1)

During the three and nine months ended September 30, 2018, we recognized an aggregate $77,000 and $302,000, respectively, of expenses related to our Multifamily Joint Venture. During both the three and nine months ended September 30, 2017, we recognized an aggregate $112,000 of expenses related to our Multifamily venture.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2018 and December 31, 2017, we were in compliance with all REIT requirements.

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

During the three and nine months ended September 30, 2018, we recorded a current income tax provision of $48,000 and $272,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2017, we recorded a current income tax provision of $83,000 and $265,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2018 or December 31, 2017.

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

As of September 30, 2018, tax years 2015 through 2017 remain subject to examination by taxing authorities.

13. STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2018, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding or available to be awarded under nine benefit plans as of September 30, 2018: (i) our amended and restated 1997 non-employee director stock plan, or 1997 Plan; (ii) our 2007 long-term incentive plan, or 2007 Plan; (iii) our 2011 long-term incentive plan, or 2011 Plan; (iv) our 2013 stock incentive plan, or 2013 Plan; (v) our 2013 manager incentive plan, or 2013 Manager Plan; (vi) our 2016 stock incentive plan, or 2016 Plan; (vii) our 2016 manager incentive plan, or 2016 Manager Plan; (viii) our 2018 stock incentive plan, or 2018 Plan; and (ix) our 2018 manager incentive plan, or 2018 Manager Plan. We refer to our 1997 Plan, our 2007 Plan, our 2011 Plan, our 2013 Plan, our 2013 Manager Plan, our 2016 Plan, and our 2016 Manager Plan, collectively, as our Expired Plans and we refer to our 2018 Plan and 2018 Manager Plan, collectively, as our Current Plans.

Our Expired Plans have expired and no new awards may be issued under them. Under our Current Plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2018, we have not granted any shares under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	1,484,175	$30.61
Granted	318,741	31.83
Vested	(404,241)	28.89
Forfeited	(17,820)	30.44

Balance as of September 30, 2018	1,380,855	$31.40

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,380,855 shares of restricted class A common stock outstanding as of September 30, 2018 will vest as follows: 448,474 shares will vest in 2018; 616,168 shares will vest in 2019; and 316,213 shares will vest in 2020. As of September 30, 2018, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $33.9 million based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to our adoption of ASU 2018-07. This cost is expected to be recognized over a weighted average period of 1.0 years from September 30, 2018.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The compensation cost of our share-based compensation arrangements for awards granted after our adoption of ASU 2018-07 will be a fixed amount determined based on the grant date fair value of shares granted. Refer to Note 2 for additional discussion on our adoption of ASU 2018-07.

14. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$2,719	$—	$2,719	$—	$1,214	$—	$1,214
Liabilities
Derivatives	$—	$3,676	$—	$3,676	$—	$4,911	$—	$4,911

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2018			December 31, 2017
	Book	Face	Fair	Book	Face	Fair
	Value	Amount	Value	Value	Amount	Value
Financial assets
Cash and cash equivalents	$86,987	$86,987	$86,987	$69,654	$69,654	$69,654
Restricted cash	—	—	—	32,864	32,864	32,864
Loans receivable, net	12,176,516	12,260,103	12,261,013	10,056,732	10,108,226	10,112,331
Debt securities held-to-maturity(1)	96,050	99,000	97,607	—	—	—
Financial liabilities
Secured debt agreements, net	6,841,759	6,862,256	6,862,256	5,273,855	5,290,536	5,290,536
Loan participations sold, net	81,044	81,170	81,170	80,415	80,706	80,706
Securitized debt obligations, net	1,284,362	1,292,120	1,297,032	1,282,412	1,292,120	1,292,589
Convertible notes, net	780,951	794,828	832,407	563,911	575,000	610,201

(1)	Included in other assets on our consolidated balance sheets.

Estimates of fair value for cash and cash equivalents, restricted cash, and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for debt securities held-to-maturity and securitized debt obligations are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

15. VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

We have financed a portion of our loans through the CLO and the 2017 Single Asset Securitization, both of which are VIEs. We are the primary beneficiary and consolidate the CLO and the 2017 Single Asset Securitization on our balance sheet as we (i) control the relevant interests of the CLO and the 2017 Single Asset Securitization that give us power to direct the activities that most significantly affect the CLO and the 2017 Single Asset Securitization, and (ii) have the right to receive benefits and obligation to absorb losses of the CLO and the 2017 Single Asset Securitization through the subordinate interests we own.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the assets and liabilities of our consolidated CLO and 2017 Single Asset Securitization VIEs ($ in thousands):

	September 30, 2018	December 31, 2017
Assets:
Loans receivable, net	$1,500,000	$1,500,000
Other assets	4,899	2,407

Total assets	$1,504,899	$1,502,407

Liabilities:
Securitized debt obligations, net	$1,284,362	$1,282,412
Other liabilities	1,869	1,379

Total liabilities	$1,286,231	$1,283,791

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

Non-Consolidated Variable Interest Entities

In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. We are not obligated to provide, have not provided, and do not intend to provide, financial support to the 2018 Single Asset Securitization, and therefore, our maximum exposure to loss is limited to our book value of $96.1 million. Refer to Note 16 for further details of this transaction.

We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated VIEs.

16. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2018, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.

As of September 30, 2018 and December 31, 2017, our consolidated balance sheet included $18.4 million and $14.3 million of accrued management and incentive fees payable to our Manager, respectively. During the three and nine months ended September 30, 2018, we paid management and incentive fees of $22.4 million and $52.2 million, respectively, to our Manager, compared to $14.4 million and $40.1 million during the same periods of 2017. In addition, during the three and nine months ended September 30, 2018, we reimbursed our Manager for expenses incurred on our behalf of $167,000 and $572,000, respectively, compared to $59,000 and $325,000 during the same periods of 2017.

As of September 30, 2018, our Manager held 675,333 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $21.2 million, and vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2018, we recorded non-cash expenses related to shares held by our Manager of $3.2 million and $9.6 million, respectively, compared to $2.9 million and $8.7 million during the same periods of 2017. We did not issue any shares of restricted class A common stock to our Manager during the nine months ended September 30, 2018 or 2017, respectively. Refer to Note 13 for further details on our restricted class A common stock.

An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the nine months ended September 30, 2018 or 2017.

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

In the second quarter of 2018, we acquired from an unaffiliated third-party a 50% interest in a $1.0 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. In the third quarter of 2018, we contributed this loan to the 2018 Single Asset Securitization and invested in the related subordinate risk retention position. We will forgo all non-economic rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles own the borrower above a certain threshold. Refer to Note 15 for further details on this transaction.

During the nine months ended September 30, 2018 and 2017, we originated three loans and five loans, respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.

During the three and nine months ended September 30, 2018, we incurred $90,000 and $384,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager, compared to $87,000 and $254,000 during the same periods of 2017.

In July 2018, in a fully subscribed offering totaling $1.0 billion, certain Blackstone-advised investment vehicles purchased, in the aggregate, $116.1 million of securitized debt obligations issued by the 2018 Single Asset Securitization. In June 2017, in a fully subscribed offering totaling $474.6 million, certain Blackstone-advised investment vehicles purchased, in the aggregate, $72.9 million of securitized debt obligations issued by the 2017 Single Asset Securitization. These investments by the Blackstone-advised investment vehicles represented minority participations in any individual tranche and were purchased by the Blackstone-advised investment vehicles from third-party investment banks on market terms negotiated by the majority third-party investors.

17. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of September 30, 2018, we had unfunded commitments of $3.0 billion related to 80 loans receivable, which amounts will generally be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Principal Debt Repayments

Our contractual principal debt repayments as of September 30, 2018 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Principal repayments under secured debt agreements(1)	$6,862,256	$273,254	$2,393,008	$4,112,794	$83,200
Principal repayments of convertible notes(2)	794,828	172,328	—	622,500	—

Total(3)	$7,657,084	$445,582	$2,393,008	$4,735,294	$83,200

(1)

The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)	Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 8 for further details on our convertible notes.
(3)

As of September 30, 2018, the total does not include $81.2 million of loan participations sold, $466.7 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of September 30, 2018, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, serve as directors with no compensation. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

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

Introduction

Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our investment objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from our loan portfolio. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group L.P., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” We are headquartered in New York City.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2018 we recorded earnings per share of $0.67, declared a dividend of $0.62 per share, and reported $0.75 per share of Core Earnings. In addition, our book value per share as of September 30, 2018 was $27.53. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2018	June 30, 2018
Net income (1)	$78,165	$72,312
Weighted-average shares outstanding, basic and diluted	116,203,140	109,069,078

Net income per share, basic and diluted	$0.67	$0.66

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2018	June 30, 2018
Net income(1)	$78,165	$72,312
GE purchase discount accretion adjustment(2)	—	8,723
Non-cash compensation expense	6,734	6,778
Realized foreign currency gain, net(3)	1,930	1,998
Other items	590	565

Core Earnings	$87,419	$90,376

Weighted-average shares outstanding, basic and diluted	116,203,140	109,069,078

Core Earnings per share, basic and diluted	$0.75	$0.83

(1)	Represents net income attributable to Blackstone Mortgage Trust.
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

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2018	June 30, 2018
Stockholders’ equity	$3,300,772	$3,023,480
Shares
Class A common stock	119,669,195	111,441,888
Deferred stock units	220,947	213,136

Total outstanding	119,890,142	111,655,024

Book value per share	$27.53	$27.08

II. Loan Portfolio

During the quarter ended September 30, 2018, we originated $1.4 billion of loans. Loan fundings during the quarter totaled $1.0 billion and repayments totaled $556.9 million. We generated interest income of $203.1 million and incurred interest expense of $98.0 million during the quarter, which resulted in $105.2 million of net interest income during the three months ended September 30, 2018.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Loan originations(1)	$1,399,791	$7,203,290
Loan fundings(2)	$1,022,768	$5,232,907
Loan repayments(3)	(556,856)	(2,967,013)

Total net fundings	$465,912	$2,265,894

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)

Loan fundings during the nine months ended September 30, 2018 include $10.1 million of additional fundings under related non-consolidated senior interests. There were no additional fundings during the three months ended September 30, 2018 related to non-consolidated senior interests.

(3)

Loan repayments during the three and nine months ended September 30, 2018 include $17.3 million and $514.2 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests.

The following table details overall statistics for our investment portfolio as of September 30, 2018 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio(1)	Loan Exposure(1)(2)	Other Investments(3)	Total Investment Portfolio
Number of investments	112	112	1	113
Principal balance	$12,260,103	$12,726,831	$1,035,000	$13,761,831
Net book value	$12,176,516	$12,176,516	$96,050	$12,272,566
Unfunded loan commitments(4)	$3,046,350	$3,117,000	$—	$3,117,000
Weighted-average cash coupon(5)	5.61%	5.52%	L + 2.75%	5.48%
Weighted-average all-in yield(5)	5.94%	5.89%	L + 2.99%	5.84%
Weighted-average maximum maturity (years)(6)	3.8	3.8	6.7	4.0
Loan to value (LTV)(7)	63.1%	63.3%	42.6%	61.8%

(1)

Excludes investment exposure to the $99.0 million subordinate risk retention interest we own in the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $466.7 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(3)

Includes investment exposure to the $1.0 billion 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $99.0 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)

As of September 30, 2018, 95% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and 5% earned a fixed rate of interest. Cash coupon and all-in yield assume applicable floating benchmark rates as of September 30, 2018 for weighted-average calculation. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of September 30, 2018, 87% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 13% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of September 30, 2018:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	1	$53,849	$53,873
2	43	4,167,871	4,272,068
3	68	7,954,796	8,400,890
4	—	—	—
5	—	—	—

	112	$12,176,516	$12,726,831

(1)   In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $466.7 million of such non-consolidated senior interests as of September 30, 2018.

(2)   Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both September 30, 2018 and December 31, 2017.

Multifamily Joint Venture

As of September 30, 2018, our Walker & Dunlop Multifamily Joint Venture held $222.7 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, the GE portfolio acquisition facility, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	September 30, 2018	December 31, 2017
Credit facilities	$4,850,911	$4,068,249
Asset-specific financings	1,499,286	518,864
GE portfolio acquisition facility	512,059	703,423
Revolving credit agreement	—	—
Loan participations sold	81,170	80,706
Non-consolidated senior interests	466,728	985,382
Securitized debt obligations	1,292,120	1,292,120

Total portfolio financing	$8,702,274	$7,648,744

Credit Facilities

The following table details our credit facilities ($ in thousands):

	September 30, 2018
	Maximum	Credit Borrowings			Collateral
Lender	Facility Size(1)	Potential(2)	Outstanding	Available(2)	Assets(3)
Bank of America	$1,000,000	$863,592	$863,592	$—	$1,091,860
Wells Fargo	2,000,000	1,160,678	850,687	309,991	1,577,251
MetLife	1,000,000	737,770	737,770	—	946,933
Barclays	1,000,000	617,360	617,360	—	771,700
Citibank	750,000	576,369	480,129	96,240	730,723
JP Morgan	500,000	435,095	332,909	102,186	564,070
Morgan Stanley(4)	651,550	329,256	278,770	50,486	461,760
Deutsche Bank	500,000	277,247	277,247	—	380,986
Société Générale(5)	464,160	235,229	235,229	—	298,951
Goldman Sachs - Multi. JV(6)	250,000	117,498	117,498	—	148,099
Bank of America - Multi. JV(6)	200,000	59,720	59,720	—	74,650

	$8,315,710	$5,409,814	$4,850,911	$558,903	$7,046,983

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(3)	Represents the principal balance of the collateral assets.
(4)	As of September 30, 2018, the Morgan Stanley maximum facility size was £500.0 million, which translated to $651.6 million as of such date.
(5)	As of September 30, 2018, the Société Générale maximum facility size was €400.0 million, which translated to $464.2 million as of such date.
(6)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our credit facilities was $4.4 billion for the nine months ended September 30, 2018. As of September 30, 2018, we had aggregate borrowings of $4.9 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.77% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.98% per annum, and a weighted-average advance rate of 79.2%. As of September 30, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	September 30, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Asset-Specific Financings	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term(3)
Collateral assets	5	$1,905,475	$1,895,094	L+3.61%	n/a	Sep. 2022
Financing provided(4)	5	$1,499,286	$1,492,614	L+1.77%	$1,178,874	Sep. 2022

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

(4)	Borrowings of $517.8 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

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

	September 30, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
GE Portfolio Acquisition Facility	Count	Balance(1)	Value	Yield/Cost(2)	Guarantee(3)	Term(4)
Collateral assets	11	$662,464	$664,189	5.92%	n/a	May 2021
Financing provided	11	$512,059	$511,346	L+1.77%	$250,000	May 2021

(1)

As of September 30, 2018, this facility provided for $608.7 million of financing, of which $512.1 million was outstanding and an additional $96.6 million was available to finance future loan fundings in the GE portfolio.

(2)	In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(3)	We guarantee obligations under the GE portfolio acquisition facility in an amount equal to the greater of (i) 25% of outstanding asset-specific borrowings, and (ii) $250.0 million.
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

Revolving Credit Agreement

We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to six months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the nine months ended September 30, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $37.8 million and we recorded interest expense of $2.6 million, including $825,000 of amortization of deferred fees and expenses. As of September 30, 2018, we had no outstanding borrowings under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	September 30, 2018
		Principal	Book
Loan Participations Sold	Count	Balance	Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$106,259	$105,149	L+6.06%	n/a	Feb. 2022
Senior participation(3)(4)	1	81,170	81,044	L+4.08%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of September 30, 2018, our loan participations sold was non-recourse to us.
(3)	During the three and nine months ended September 30, 2018, we recorded $11.7 million and $15.2 million, respectively, of interest expense related to our loan participations sold.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $126,000 as of September 30, 2018.

Refer to Note 6 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of September 30, 2018 ($ in thousands):

	September 30, 2018
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost(1)	Guarantee	Term
Total loan	3	$572,899	n/a	6.13%	n/a	Oct. 2022
Senior participation	3	466,728	n/a	4.66%	n/a	Oct. 2022

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	September 30, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	28	$1,000,000	$1,000,000	6.09%	Feb. 2022
Financing provided	1	817,500	809,944	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets(3)	1	678,963	675,437	L+3.60%	June 2023
Financing provided	1	474,620	474,418	L+1.65%	June 2033
Total
Collateral assets	29	$1,678,963	$1,675,437	6.00%

Financing provided(4)	2	$1,292,120	$1,284,362	L+1.71%

(1)

As of September 30, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three and nine months ended September 30, 2018, we recorded $12.5 million and $35.6 million, respectively, of interest expense related to our securitized debt obligations.

Refer to Notes 7 and 15 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2018, 95% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2018, the remaining 5% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of September 30, 2018 ($/£/€/C$/A$ in thousands):

	USD	GBP	EUR	CAD		AUD
Floating rate loans(1)	$9,986,336	£323,317	€1,068,587	C$	269,932	A$	305,004
Floating rate debt(1)(2)(3)	(6,805,153)	(218,914)	(812,100)		(248,421)		—

Net floating rate exposure(4)	$3,181,183	£104,403	€256,487	C$	21,511	A$	305,004

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$107.8 million ($83.5 million as of September 30, 2018) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$22.8 million to limit our exposure to increases in interest rates.

Convertible Notes

As of September 30, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
November 2013	$172,328	5.25%	5.87%	December 1, 2018
May 2017	402,500	4.38%	4.85%	May 5, 2022
March 2018	220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		2018 vs	Nine Months Ended		2018 vs
	September 30,		2017	September 30,		2017
	2018	2017		$2018	2017	$
Income from loans and other investments
Interest and related income	$203,107	$146,446	$56,661	$550,011	$391,787	$158,224
Less: Interest and related expenses	97,955	67,891	30,064	255,677	168,917	86,760

Income from loans and other investments, net	105,152	78,555	26,597	294,334	222,870	71,464
Other expenses
Management and incentive fees	18,368	13,243	5,125	56,248	40,557	15,691
General and administrative expenses	8,443	7,419	1,024	25,897	22,219	3,678

Total other expenses	26,811	20,662	6,149	82,145	62,776	19,369

Income before income taxes	78,341	57,893	20,448	212,189	160,094	52,095
Income tax provision	48	83	(35)	272	265	7

Net income	78,293	57,810	20,483	211,917	159,829	52,088

Net income attributable to non-controlling interests	(128)	(88)	(40)	(481)	(88)	(393)

Net income attributable to Blackstone Mortgage Trust, Inc.	$78,165	$57,722	$20,443	$211,436	$159,741	$51,695

Net income per share - basic and diluted	$0.67	$0.61	$0.06	$1.90	$1.68	$0.22
Dividends declared per share	$0.62	$0.62	$—	$1.86	$1.86	$—

Income from loans and other investments, net

Income from loans and other investments, net increased $26.6 million and $71.5 million during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017. The increases in both periods were primarily due to (i) an increase in non-recurring prepayment fee income, (ii) an increase in the weighted-average principal balance of our loan portfolio by $1.9 billion and $2.2 billion during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017, and (iii) an increase in LIBOR during 2018. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $1.3 billion and $1.7 billion during the three and nine months ended September 30, 2018, respectively, as compared to the corresponding periods in 2017.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and our general and administrative expenses. Other expenses increased by $6.1 million during the three months ended September 30, 2018 compared to the corresponding period in 2017 due to (i) an increase of $2.6 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $2.5 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of our class A common stock in the fourth quarter of 2017 and the second and third quarters of 2018, (iii) $790,000 of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $234,000 of general operating expenses.

Other expenses increased by $19.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to (i) an increase of $10.1 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $5.6 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of our class A common stock in the fourth quarter of 2017 and the second and third quarters of 2018, (iii) $2.6 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $1.1 million of general operating expenses.

Net income attributable to non-controlling interests

During the three and nine months ended September 30, 2018, we recognized $128,000 and $481,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.

Dividends per share

During the three months ended September 30, 2018, we declared a dividend of $0.62 per share, or $74.2 million, which was paid on October 15, 2018 to common stockholders of record as of September 28, 2018. During the three months ended September 30, 2017, we declared a dividend of $0.62 per share, or $58.8 million.

During the nine months ended September 30, 2018, we declared aggregate dividends of $1.86 per share, or $210.4 million. During the nine months ended September 30, 2017, we declared aggregate dividends of $1.86 per share, or $176.4 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of September 30, 2018, we had 119,669,195 shares of our class A common stock outstanding representing $3.3 billion of stockholders’ equity, $6.9 billion of outstanding borrowings under secured debt agreements, and $794.8 million of Convertible Notes outstanding.

As of September 30, 2018, our secured debt agreements consisted of credit facilities with an outstanding balance of $4.9 billion, $1.5 billion of asset-specific financings, and the GE portfolio acquisition facility with an outstanding balance of $512.1 million. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of September 30, 2018, we had $81.2 million of loan participations sold and $466.7 million of non-consolidated senior interests outstanding. In addition, as of September 30, 2018, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our CLO and our 2017 Single Asset Securitization.

See Notes 5, 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.3x	2.0x
Total leverage ratio(2)	3.1x	2.8x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)

Represents (i) total outstanding secured debt agreements, convertible notes, loan participations sold, non-consolidated senior interests, and securitized debt obligations, less cash, to (ii) total equity, in each case at period end.

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$86,987	$69,654
Available borrowings under secured debt agreements	572,986	595,848
Loan principal payments held by servicer, net(1)	3,577	15,763

	$663,550	$681,265

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,995,647 shares of class A common stock were available for issuance as of September 30, 2018, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $38.6 million of additional shares of our class A common stock as of September 30, 2018. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $6.9 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of September 30, 2018 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments(1)	$3,046,350	$173,345	$1,153,750	$1,719,255	$—
Principal repayments under secured debt agreements(2)	6,862,256	273,254	2,393,008	4,112,794	83,200
Principal repayments of convertible notes(3)	794,828	172,328	—	622,500	—
Interest payments(2)(4)	959,085	295,263	459,181	203,100	1,541

Total(5)	$11,662,519	$914,190	$4,005,939	$6,657,649	$84,741

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)

Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 8 to our consolidated financial statements for further details on our convertible notes.

(4)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of September 30, 2018 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(5)

Total does not include $81.2 million of loan participations sold, $466.7 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash flows provided by operating activities	$222,735	$176,539
Cash flows used in investing activities	(2,211,469)	(319,687)
Cash flows provided by financing activities	1,964,959	157,100

Net decrease in cash, cash equivalents, and restricted cash	$(23,775)	$13,952

We experienced a net decrease in cash, cash equivalents, and restricted cash of $23.8 million for the nine months ended September 30, 2018, compared to a net increase of $14.0 million for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we (i) received $2.5 billion of proceeds from loan principal collections, (ii) borrowed a net $1.6 billion under our secured debt agreements, (iii) received $416.1 million in net proceeds from the 2018 Single Asset Securitization, (iv) received $369.8 million in net proceeds from the issuance of class A common stock, and (v) received $214.8 million of net proceeds from the issuance of a convertible notes offering. We used the proceeds from our debt and equity financing activities to fund $5.2 billion of new loans during the nine months ended September 30, 2018.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2018 and December 31, 2017, we were in compliance with all REIT requirements.

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

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2018 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	3/22/2018	$1,160.4	$ 1,160.4	$1,152.5	L + 3.15%	L + 3.40%	3/15/2023	Diversified - Spain	Spanish Assets	n/a	71%	3
2	Senior loan	5/11/2017	752.6	679.0	675.4	L + 3.40%	L + 3.60%	6/10/2023	Northern Virginia	Office	$332 / sqft	62%	3
3	Senior loan(3)	8/6/2015	481.4	481.4	87.5	4.48%	5.82%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
4	Senior loan	5/1/2015	355.0	339.7	338.8	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	$431 / sqft	68%	2
5	Senior loan	2/13/2018	330.0	312.3	311.8	L + 3.42%	L + 3.54%	3/9/2023	New York	Multi	$756,199 / unit	62%	3
6	Senior loan	1/7/2015	315.0	308.7	308.5	L + 3.50%	L + 3.71%	1/9/2021	New York	Office	$264 / sqft	53%	2
7	Senior loan	3/31/2017	339.3	266.8	263.7	L + 3.50%	L + 3.88%	8/9/2023	Maui	Hotel	$351,479 / key	61%	3
8	Senior loan	8/3/2016	275.9	228.5	227.8	L + 4.66%	L + 5.25%	8/9/2021	New York	Office	$314 / sqft	57%	3
9	Senior loan	12/22/2017	225.0	225.0	223.3	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	$326,087 / unit	65%	3
10	Senior loan	5/9/2018	219.0	219.0	217.4	L + 3.00%	L + 3.24%	5/9/2023	New York	Industrial	$62 / sqft	70%	3
11	Senior loan	6/23/2015	220.5	213.7	213.5	L + 3.65%	L + 3.78%	5/8/2022	Washington DC	Office	$239 / sqft	72%	2
12	Senior loan	6/4/2015	208.0	208.0	210.3	L + 4.19%	L + 4.14%	5/21/2021	Diversified - CAN	Hotel	$43,920 / key	54%	2
13	Senior loan	4/15/2016	225.0	200.0	198.2	L + 3.25%	L + 3.84%	4/9/2023	New York	Office	$186 / sqft	40%	3
14	Senior loan	2/25/2014	195.0	195.0	194.6	L + 4.01%	L + 4.46%	3/9/2021	Diversified - US	Hotel	$102,470 / key	55%	2
15	Senior loan	6/4/2018	190.0	190.0	188.3	L + 3.50%	L + 3.86%	6/9/2024	New York	Hotel	$313,015 / key	52%	3
16	Senior loan	4/9/2018	1,792.0	185.0	167.2	L + 8.50%	L + 8.76%	6/9/2025	New York	Office	$633 / sqft	48%	2
17	Senior loan	12/22/2016	204.1	182.6	182.6	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	$257 / sqft	66%	3
18	Senior loan	4/3/2018	178.6	176.6	175.3	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Various	$500 / sqft	64%	3
19	Senior loan	3/8/2016	181.2	176.3	175.6	L + 3.55%	L + 3.81%	3/9/2021	Orange County	Office	$221 / sqft	52%	3
20	Senior loan	4/12/2018	259.3	175.9	174.9	L + 2.93%	L + 3.31%	11/20/2022	New York	Various	$33 / sqft	58%	2
21	Senior loan	9/14/2018	182.2	174.2	172.5	L + 3.50%	L + 3.85%	9/14/2023	Canberra - AU	Other	$452 / sqft	68%	3
22	Senior loan	5/16/2017	189.2	171.8	170.6	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	$129 / sqft	59%	3
23	Senior loan	8/31/2017	183.0	169.2	168.0	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	$201 / sqft	64%	3
24	Senior loan	11/30/2017	197.4	168.1	166.6	L + 3.80%	L + 4.20%	12/9/2022	San Jose	Office	$279 / sqft	64%	2
25	Senior loan	9/26/2018	165.0	160.9	159.3	L + 2.25%	L + 2.61%	10/9/2025	Honolulu	Multi	$309,423 / unit	72%	3
26	Senior loan	9/4/2018	172.7	151.1	149.4	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hotel	$182,930 / key	70%	3
27	Senior loan	8/23/2017	165.0	140.0	138.9	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	$284 / sqft	74%	3
28	Senior loan	6/24/2015	135.0	134.3	133.8	L + 3.50%	L + 3.72%	4/9/2023	Honolulu	Hotel	$225,285 / key	67%	2
29	Senior loan	1/30/2014	133.4	133.4	132.8	L + 4.30%	L + 5.83%	12/1/2018	New York	Hotel	$212,341 / key	38%	2
30	Senior loan	10/5/2016	134.8	131.3	131.0	L + 4.35%	L + 4.80%	10/9/2021	Diversified - US	Hotel	$66,527 / key	61%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
31	Senior loan	12/21/2017	182.5	129.9	128.5	L + 3.25%	L + 3.68%	1/9/2023	Atlanta	Office	$98 / sqft	51%	2
32	Senior loan	10/26/2016	129.4	129.4	128.9	L + 4.20%	L + 4.57%	11/9/2021	Oakland	Office	$136 / sqft	72%	2
33	Senior loan	6/29/2017	140.2	128.9	127.9	L + 2.85%	L + 3.30%	7/9/2022	Torrance	Multi	$254,808 / unit	68%	2
34	Senior loan	11/14/2017	128.5	128.5	127.6	L + 3.80%	L + 4.16%	12/9/2022	Huntington Beach	Hotel	$514,000 / key	57%	2
35	Senior loan	11/2/2017	140.0	124.0	123.0	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	$163 / sqft	69%	2
36	Senior loan	4/30/2018	167.0	118.3	116.8	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$532 / sqft	60%	3
37	Senior loan	7/31/2018	194.5	117.6	115.8	L + 3.50%	L + 4.03%	8/9/2022	Oakland	Office	$303 / sqft	50%	3
38	Senior loan	10/17/2016	112.1	112.1	111.7	L + 3.95%	L + 3.98%	10/21/2021	Diversified - UK	Other	$154 / sqft	73%	3
39	Senior loan	7/28/2016	119.0	110.5	110.2	L + 3.60%	L + 4.00%	8/9/2021	Atlanta	Office	$175 / sqft	70%	3
40	Senior loan	2/20/2014	110.0	110.0	109.9	L + 3.95%	L + 4.16%	3/9/2021	Long Island	Office	$161 / sqft	74%	2
41	Senior loan	1/26/2017	175.6	106.3	105.1	L + 5.50%	L + 6.06%	2/9/2022	Boston	Office	$1,003 / sqft	42%	2
42	Senior loan	3/21/2018	113.2	104.0	103.2	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	$104 / sqft	72%	3
43	Senior loan	3/13/2018	123.0	103.0	101.9	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	$159,690 / key	50%	3
44	Senior loan	2/27/2015	105.7	102.3	101.8	L + 3.55%	L + 3.89%	4/28/2022	Chicago	Office	$209 / sqft	65%	2
45	Senior loan	5/22/2014	100.0	100.0	99.8	L + 3.75%	L + 3.92%	6/15/2021	Orange County	Office	$175 / sqft	74%	2
46	Senior loan	2/9/2017	98.8	98.8	97.9	L + 4.50%	L + 4.86%	5/29/2023	London	Office	$963 / sqft	69%	3
47	Senior loan	5/11/2017	135.9	97.7	96.7	L + 3.40%	L + 3.91%	6/10/2023	Northern Virginia	Office	$224 / sqft	38%	2
48	Senior loan	5/16/2014	100.0	95.8	95.6	L + 3.85%	L + 4.21%	4/9/2022	Miami	Office	$206 / sqft	67%	3
49	Senior loan	3/10/2016	98.5	95.4	95.2	L + 4.10%	L + 4.52%	4/9/2021	Chicago	Multi	$657,845 / unit	63%	3
50	Senior loan	6/1/2018	131.6	92.1	90.8	L + 3.40%	L + 3.75%	5/28/2023	London - UK	Office	$625 / sqft	70%	3
51	Senior loan(3)	6/30/2015	94.5	91.5	18.1	L + 4.75%	L + 5.54%	8/15/2022	San Francisco	Condo	$596 / sqft	60%	2
52	Senior loan	12/9/2014	104.5	89.6	89.5	L + 3.65%	L + 3.80%	12/9/2021	Diversified - US	Office	$77 / sqft	65%	2
53	Senior loan	2/18/2015	88.7	88.4	88.2	L + 3.75%	L + 4.17%	3/9/2020	Diversified - CA	Office	$182 / sqft	71%	2
54	Senior loan	2/12/2016	100.0	84.2	84.1	L + 4.15%	L + 4.46%	3/9/2021	Long Island	Office	$126 / sqft	65%	3
55	Senior loan	7/11/2014	87.2	84.3	84.1	L + 3.55%	L + 3.83%	8/9/2020	Chicago	Office	$161 / sqft	65%	2
56	Senior loan	4/12/2018	103.1	82.5	81.6	L + 2.75%	L + 3.14%	5/9/2023	Daly City	Office	$215 / sqft	72%	3
57	Senior loan	10/28/2014	85.0	82.3	82.3	L + 3.75%	L + 4.01%	11/9/2019	New York	Retail	$1,538 / sqft	78%	3
58	Senior loan	5/1/2015	79.4	79.4	79.3	L + 3.95%	L + 4.21%	5/9/2020	Maryland	Hotel	$203,634 / key	67%	3
59	Senior loan	7/20/2017	193.2	78.1	76.2	L + 5.10%	L + 6.07%	8/9/2022	Oakland	Office	$321 / sqft	58%	3
60	Senior loan	3/31/2017	91.2	75.1	74.7	L + 4.30%	L + 4.91%	4/9/2022	New York	Office	$368 / sqft	64%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)		All-in Yield(5)		Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
61	Senior loan	6/29/2016	75.4	72.2	72.0	L + 3.65%		L + 4.02%		7/9/2021	Fort Lauderdale	Office	$278 / sqft	64%	2
62	Senior loan	8/18/2017	71.9	71.9	71.5	L + 4.10%		L + 4.46%		8/18/2022	Brussels	Office	$114 / sqft	59%	3
63	Senior loan	6/4/2015	74.0	70.6	71.5	5.09%	(7)	5.25%	(7)	3/28/2019	Diversified - CAN	Retail	$41 / sqft	74%	3
64	Senior loan	7/26/2018	84.1	70.1	69.9	L + 2.75%		L + 2.85%		7/1/2024	Columbus	Multi	$65,962 / unit	69%	3
65	Senior loan	10/6/2014	67.0	67.0	67.0	L + 4.35%		L + 4.61%		10/9/2019	Long Island	Hotel	$108,943 / key	56%	3
66	Senior loan	11/30/2016	79.0	66.6	66.3	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	$1,317 / sqft	54%	3
67	Senior loan	4/5/2018	85.3	65.9	65.2	L + 3.10%		L + 3.51%		4/9/2023	Diversified - US	Industrial	$24 / sqft	54%	3
68	Senior loan	5/9/2017	73.7	63.5	63.1	L + 3.85%		L + 4.30%		5/9/2022	New York	Multi	$382,568 / unit	67%	3
69	Senior loan	3/11/2014	65.0	62.4	62.3	L + 4.50%		L + 4.77%		4/9/2019	New York	Multi	$700,698 / unit	65%	3
70	Senior loan	6/29/2017	64.2	60.5	60.1	L + 3.40%		L + 3.71%		7/9/2023	New York	Multi	$176,405 / unit	69%	3
71	Senior loan	7/13/2017	86.3	60.0	59.4	L + 3.75%		L + 4.18%		8/9/2022	Honolulu	Hotel	$192,926 / key	66%	3
72	Senior loan	1/13/2014	60.0	60.0	59.9	L + 3.45%		L + 3.71%		6/9/2020	New York	Office	$284 / sqft	53%	2
73	Senior loan	10/6/2017	55.9	55.7	55.4	L + 2.95%		L + 3.21%		10/9/2022	Nashville	Multi	$99,385 / unit	74%	3
74	Senior loan	9/9/2014	56.0	53.9	53.8	L + 4.00%		L + 4.25%		9/9/2019	Fort Lauderdale	Office	$155 / sqft	71%	1
75	Senior loan	5/20/2015	57.8	52.6	52.6	5.38%	(7)	5.44%	(7)	6/30/2019	Charlotte	Office	$103 / sqft	71%	3
76	Senior loan	11/23/2016	55.4	51.9	51.6	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	$216,432 / unit	65%	3
77	Senior loan	11/1/2017	52.1	51.8	51.5	L + 2.95%		L + 3.21%		11/9/2022	Denver	Multi	$154,127 / unit	74%	2
78	Senior loan	12/27/2016	57.2	49.5	49.2	L + 4.65%		L + 5.08%		1/9/2022	New York	Multi	$1,260,476 / unit	64%	3
79	Senior loan	9/20/2018	133.6	46.1	45.8	L + 4.00%		L + 4.07%		8/16/2023	Diversified - AU	Other	$120 / sqft	53%	3
80	Senior loan	9/22/2016	46.0	46.0	46.1	L + 4.25%		L + 4.90%		10/9/2019	New York	Office	$461 / sqft	51%	3
81	Senior loan	11/19/2015	48.7	46.0	46.1	L + 4.00%		L + 4.50%		10/9/2018	New York	Office	$1,180 / sqft	57%	3
82	Senior loan	5/8/2017	80.0	44.7	43.9	L + 3.75%		L + 4.71%		5/8/2022	Washington DC	Office	$373 / sqft	73%	3
83	Senior loan	5/20/2015	45.0	44.0	43.9	L + 3.00%		L + 3.08%		11/1/2022	Los Angeles	Office	$205 / sqft	59%	2
84	Senior loan	9/25/2018	49.3	43.8	43.5	L + 3.50%		L + 3.79%		9/1/2023	Chicago	Multi	$59,614 / unit	70%	3
85	Senior loan	8/29/2017	51.2	43.5	43.2	L + 3.10%		L + 3.52%		10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
86	Senior loan	5/24/2018	81.3	42.4	41.6	L + 4.10%		L + 4.59%		6/9/2023	Boston	Office	$82 / sqft	55%	3
87	Senior loan	10/6/2017	41.1	41.0	40.8	L + 2.95%		L + 3.20%		10/9/2022	Las Vegas	Multi	$138,527 / unit	77%	2
88	Senior loan	6/26/2015	42.1	39.9	39.9	L + 3.75%		L + 4.14%		7/9/2020	San Diego	Office	$182 / sqft	73%	2
89	Senior loan	5/28/2015	48.6	37.0	36.9	L + 4.00%		L + 4.24%		6/30/2020	Los Angeles	Office	$42 / sqft	53%	2
90	Senior loan	10/6/2017	34.8	34.7	34.5	L + 2.95%		L + 3.20%		10/9/2022	Las Vegas	Multi	$120,456 / unit	75%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
91	Senior loan	7/2/2018	34.2	34.2	34.1	L + 3.65%	L + 3.86%	2/1/2020	Washington DC	Multi	$610,714 / unit	69%	3
92	Senior loan	6/12/2014	34.0	34.0	33.9	L + 4.00%	L + 4.23%	6/30/2020	Los Angeles	Office	$39 / sqft	44%	2
93	Senior loan	9/1/2017	37.8	31.9	31.6	L + 4.15%	L + 4.57%	9/9/2021	New York	Condo	$552 / sqft	64%	3
94	Senior loan	9/1/2016	28.2	28.2	28.3	L + 4.20%	L + 4.77%	9/1/2022	Atlanta	Multi	$192,991 / unit	72%	2
95	Senior loan	1/30/2018	28.0	28.0	27.8	L + 2.90%	L + 3.26%	2/9/2023	Houston	Multi	$135,266 / unit	66%	3
96	Senior loan	3/1/2018	28.0	28.0	27.8	L + 2.95%	L + 3.31%	3/9/2023	Houston	Multi	$102,564 / unit	72%	3
97	Senior loan	8/30/2018	28.7	25.5	25.3	L + 3.00%	L + 3.42%	9/1/2022	Boise	Multi	$100,394 / unit	73%	3
98	Senior loan	12/15/2017	22.5	22.5	22.2	L + 3.25%	L + 4.31%	12/9/2020	Diversified - US	Hotel	$8,465 / key	50%	2
99	Senior loan	6/4/2015	20.2	20.2	20.1	4.46%	4.90%	12/23/2021	Montreal - CAN	Office	$55 / sqft	45%	2
100	Senior loan	6/15/2018	22.0	18.5	18.5	L + 3.35%	L + 3.43%	7/1/2022	Phoenix	Multi	$64,685 / unit	78%	3
101	Senior loan	6/4/2015	17.3	17.3	17.3	4.59%	4.83%	3/1/2019	Ontario - CAN	Other	$50,873 / unit	59%	2
102	Senior loan	6/4/2015	16.7	16.7	16.7	5.15%	5.27%	9/4/2020	Diversified - CAN	Other	$3,630 / unit	61%	2
103	Senior loan	11/2/2017	17.9	16.5	16.5	L + 3.90%	L + 4.01%	11/1/2020	Phoenix	Multi	$63,492 / unit	59%	2
104	Senior loan	3/9/2018	17.8	16.3	16.3	L + 3.75%	L + 3.77%	4/1/2023	Los Angeles	Multi	$125,385 / unit	75%	3
105	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$110,714 / unit	56%	3
106	Senior loan	9/6/2017	13.3	13.3	13.3	L + 4.25%	L + 4.54%	4/1/2019	Austin	Multi	$127,644 / unit	67%	3
107	Senior loan	7/13/2017	13.1	13.1	13.1	L + 4.50%	L + 4.63%	2/1/2020	Orlando	Multi	$60,648 / unit	72%	2
108	Senior loan	6/29/2018	11.6	11.6	11.6	L + 2.95%	L + 3.32%	7/1/2020	Washington DC	Multi	$61,053 / unit	60%	2
109	Senior loan	5/30/2018	10.1	8.7	8.7	L + 3.90%	L + 3.98%	6/1/2021	Scottsdale	Multi	$96,667 / unit	84%	3
110	Senior loan	6/18/2014	7.6	7.6	7.6	L + 4.00%	L + 4.50%	7/20/2019	Diversified - NL	Office	$43 / sqft	69%	2
111	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.00%	L + 5.02%	7/1/2019	Phoenix	Multi	$56,154 / unit	78%	3
112	Senior loan(3)	9/22/2017	91.0	0.0	(0.4)	L + 5.25%	L + 6.11%	10/9/2022	Oakland	Multi	$446,078 / unit	46%	3

			$15,843.8	$12,726.8	$12,176.5	5.52%	5.89%	3.8 yrs				63%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of September 30, 2018, three loans in our portfolio have been financed with an aggregate $466.7 million of non-consolidated senior interest, which are included in the table above.

(4)

Portfolio excludes our $99.0 million subordinate risk retention interest in the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)

As of September 30, 2018, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans by loan exposure indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2018, 95% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2018, the remaining 5% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following September 30, 2018, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

			Interest Rate Sensitivity as of September 30, 2018
Currency	Assets (Liabilities) Subject to Interest Rate Sensitivity(1)(2)		25 Basis Point Increase	25 Basis Point Decrease	50 Basis Point Increase	50 Basis Point Decrease
USD	$9,986,336	Income	$19,826	$(19,700)	$39,652	$(38,456)
	(6,805,153)	Expense	(12,630)	13,481	(25,685)	26,928

	$3,181,183	Net interest	$7,196	$(6,219)	$13,967	$(11,528)

GBP	$421,314	Income	$843	$(843)	$1,685	$(1,538)
	(285,266)	Expense	(571)	571	(1,141)	1,141

	$136,048	Net interest	$272	$(272)	$544	$(397)

EUR	$1,239,988	Income	$—	$—	$1,313	$—
	(942,361)	Expense	—	—	(978)	—

	$297,627	Net interest	$—	$—	$335	$—

CAD(3)	$209,120	Income	$418	$(418)	$836	$(836)
	(192,455)	Expense	(348)	385	(697)	770

	$16,665	Net interest	$70	$(33)	$139	$(66)

AUD	$220,335	Income	$441	$(441)	$881	$(881)
	—	Expense	—	—	—	—

	$220,335	Net interest	$441	$(441)	$881	$(881)

		Total net interest	$7,979	$(6,965)	$15,866	$(12,872)

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

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes four interest rate swaps totaling C$107.8 million ($83.5 million as of September 30, 2018) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of September 30, 2018, 5% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$/A$ in thousands):

	September 30, 2018
Foreign currency assets(1)	£697,158	€1,074,967	C$	438,514	A$	305,824
Foreign currency liabilities(1)	(521,956)	(808,196)		(356,904)		(42)
Foreign currency contracts - notional	(79,100)	(185,000)		(71,600)		(305,000)

Net exposure to exchange rate fluctuations	£96,102	€81,771	C$	10,010	A$	782

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $22.8 million and $31.0 million, respectively, as of September 30, 2018. Substantially all of our net asset exposure to the Canadian and Australian dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2018, we were not involved in any material legal proceedings.

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

BLACKSTONE MORTGAGE TRUST, INC.

October 23, 2018	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 23, 2018	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)