Form 10-K
period 2018-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2019-02-12
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-14788

Blackstone Mortgage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item  405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $3.3 billion as of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 5, 2019, there were 123,763,088 outstanding shares of class A common stock. The class A common stock is listed on the New York Stock Exchange (trading symbol “BXMT”).

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2019 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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

Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $472.2 billion as of December 31, 2018.

In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 479 professionals in Blackstone’s global real estate group, which is one of the largest real estate investment managers in the world with $136.2 billion of investor capital under management as of December 31, 2018. Kenneth Caplan and Kathleen McCarthy, who are the global co-heads of Blackstone’s real estate group, are members of our Manager’s investment committee.

Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to debt and preferred equity investments globally, with a focus primarily on North America and Europe. Michael Nash, the global chairman of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. In addition, Jonathan Pollack, the global head of BREDS, serves as one of our directors and is also a member of our Manager’s investment committee. As of December 31, 2018, 104 dedicated BREDS professionals, including 14 investment professionals based in London and Australia, managed $17.5 billion of investor capital.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 12 and 17 to our consolidated financial statements and the information disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2019 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.

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

We directly originate, co-originate, and acquire debt instruments in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate in North America, Europe, and Australia. In the case of loans we acquire, we focus on performing loans that are supported by well-capitalized properties and portfolios. We believe that the scale and flexibility of our capital, as well as our Manager’s and Blackstone’s relationships, enables us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios.

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

Our Portfolio

Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets primarily in the office, hotel, and multifamily sectors in North America, Europe, and Australia. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed to generate attractive current income while protecting investors’ capital.

During the year ended December 31, 2018, we originated or acquired $10.7 billion of loans. Loan fundings during the year totaled $7.9 billion, with repayments of $3.6 billion, for net fundings of $4.3 billion. The following table details the overall statistics of our investment portfolio as of December 31, 2018 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio(1)	Loan Exposure(1)(2)	Other Investments(3)	Total Investment Portfolio
Number of investments	125	125	1	126
Principal balance	$14,293,970	$14,740,844	$1,035,000	$15,775,844
Net book value	$14,191,200	$14,191,200	$96,167	$14,287,367
Unfunded loan commitments(4)	$3,405,945	$3,475,928	$—	$3,475,928
Weighted-average cash coupon(5)	5.67%	5.64%	L + 2.75%	5.61%
Weighted-average all-in yield(5)	6.00%	5.96%	L + 2.99%	5.93%
Weighted-average maximum maturity (years)(6)	3.9	3.9	6.4	4.1
Loan to value (LTV)(7)	63.6%	63.8%	42.6%	62.4%

(1)

Excludes investment exposure to the $99.0 million subordinate risk retention interest we own in a $1.0 billion single asset securitization vehicle, or the 2018 Single Asset Securitization. Refer to Notes 5 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $446.9 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(3)

Includes investment exposure to the $1.0 billion 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $99.0 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 5 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)

As of December 31, 2018, 96% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and 4% earned a fixed rate of interest. Cash coupon and all-in yield assume applicable floating benchmark rates as of December 31, 2018 for weighted-average calculation. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2018, 77% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 23% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2018:

For additional information regarding our loan portfolio as of December 31, 2018, see Item 7 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.

Financing Strategy

To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes credit facilities, asset-specific financings, the GE portfolio acquisition facility, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations. In addition to our current mix of financing sources, we also expect to access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.

During the year ended December 31, 2018, we issued 14,566,743 aggregate shares of our class A common stock through an underwritten public offering and our at-the-market program, providing aggregate net proceeds of $476.4 million. Additionally, we issued $220.0 million aggregate principal amount of convertible notes with a coupon rate of 4.75% and an initial conversion price of $36.23.

During the year ended December 31, 2018, we added two new credit facilities, providing an aggregate additional $2.0 billion of credit capacity, and increased the maximum facility size of five of our existing credit facilities, providing an aggregate additional $2.3 billion of credit capacity.

The following table details our outstanding financing arrangements as of December 31, 2018 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2018
Credit facilities	$6,903,683
Asset-specific financings	1,538,548
GE portfolio acquisition facility	510,405
Revolving credit agreement	43,845
Loan participations sold	94,528
Non-consolidated senior interests(1)	446,874
Securitized debt obligations	1,292,120

Total portfolio financing	$10,830,003

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

Subject to maintaining our qualification as a REIT, from time to time, we engage in hedging transactions that seek to mitigate the effects of fluctuations in interest rates or currencies on our cash flows. These hedging transactions could take a variety of forms, including interest rate or currency swaps or cap agreements, options, futures contracts, forward rate or currency agreements or similar financial instruments.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2018, 96% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2018, the remaining 4% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Investment Guidelines

Our board of directors has approved the following investment guidelines:

•

our Manager shall seek to invest our capital in a broad range of investments in, or relating to, public and/or private debt, non-controlling equity, loans and/or other interests (including “mezzanine” interests and/or options or derivatives related thereto) relating to real estate assets (including pools thereof), real estate companies, and/or real estate-related holdings;

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

In the face of this competition, we have access to our Manager’s and Blackstone’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us assess risks and determine appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A— “Risk Factors—Risks Related to Our Lending and Investment Activities.”

Employees

We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager.

Government Regulation

Our operations in North America, Europe, and Australia are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.

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

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

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

Furthermore, we have one or more taxable REIT subsidiaries, or TRS, which are subject to federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.

Taxation of REIT Dividends

Under the Tax Cuts and Jobs Act of 2017, REIT dividends (other than capital gain dividends) received by non-corporate taxpayers may be eligible for a 20% deduction. This deduction is only applicable to investors in

BXMT that receive dividends and does not have any impact on us. Without further legislation, the deduction would sunset after 2025. Investors should consult their own tax advisors regarding the effect of this change on their effective tax rate with respect to REIT dividends.

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

Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. Some, but not all, of the factors that might cause such a difference include, but are not limited to:

•	the general political, economic, capital markets and competitive conditions in the United States and foreign jurisdictions where we invest;

•	the level and volatility of prevailing interest rates and credit spreads;

•	adverse changes in the real estate and real estate capital markets;

•	difficulty in obtaining financing or raising capital;

•	reductions in the yield on our investments and increases in the cost of our financing;

•	defaults by borrowers in paying debt service on outstanding indebtedness;

•	increased competition from entities engaged in mortgage lending and, or investing in our target assets;

•	adverse legislative or regulatory developments, including with respect to tax laws;

•

acts of God such as hurricanes, earthquakes and other natural disasters, acts of war and/or terrorism and other events that may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments;

•	deterioration in the performance of properties securing our investments that may cause deterioration in the performance of our investments and, potentially, principal losses to us;

•	adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise;

•	difficulty in redeploying the proceeds from repayments of our existing investments;

•	difficulty in successfully managing our growth, including integrating new assets into our existing systems;

•

authoritative generally accepted accounting principles, or GAAP, or policy changes from such standard-setting bodies such as the Financial Accounting Standards Board, or FASB, the SEC, the Internal Revenue Service, or IRS, the New York Stock Exchange, or NYSE, and other authorities that we are subject to, as well as their counterparts in any foreign jurisdictions where we might do business; and

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

We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, political events, terrorism and acts of war, changes in government regulations, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.

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

Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any liabilities relating to environmental matters at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

•

changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

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

We operate in a competitive market for lending and investment opportunities, which may intensify. Our profitability depends, in large part, on our ability to originate or acquire our target assets on attractive terms. In originating or acquiring our target assets, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including funds managed by affiliates of Blackstone), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Some of our competitors have raised, and may in the future raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. Government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to decreasing yields, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments in our target assets may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate or acquire loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

While our loans and investments focus primarily on “performing” real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “sub-performing” or “non-performing” following our acquisition thereof. Certain of our investments may include properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

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

We have in the past and may in the future invest in transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower in a transitional loan has usually identified an undervalued asset that has been under-managed and/or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment.

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

We invest a material portion of our capital in assets outside the United States and may increase the percentage of our investments outside the United States over time. Our investments in non-domestic real estate-related assets subject us to certain risks associated with international investments generally, including, among others:

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

In June 2016, voters in the U.K. approved a withdrawal of the U.K. from the E.U., commonly referred to as “Brexit.” In March 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. Uncertainty over the terms of the U.K.’s withdrawal from the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations. Consequently, our loans and investments denominated in British Pounds Sterling are subject to increased risks related to these currency rate fluctuations and our net assets in U.S. Dollar terms may decline. In addition, Brexit may also adversely affect commercial real estate fundamentals in the U.K. and E.U., including greater uncertainty for leasing prospects for properties with transitional loans, which could negatively impact the ability of our U.K and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the U.K.

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

In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. The FCA’s intention is that after 2021, it will no longer be necessary for the FCA to ask, or to require, banks to submit contributions to LIBOR. The FCA does not intend to sustain LIBOR through using its influence or legal powers beyond that date. It is possible that the IBA and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we cannot make assurances that LIBOR will survive in its current form, or at all. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. Although there have been a few issuances utilizing SOFR or the Sterling Over Night Index Average, an alternative reference rate that is based on transactions, it is unknown whether these alternative reference rates will attain market acceptance as replacements for LIBOR.

As of December 31, 2018, our loan portfolio included $12.4 billion of floating rate loans for which the interest rate was tied to LIBOR. Additionally, we had $9.1 billion of floating rate debt and interest rate caps with a notional amount of $204.2 million tied to LIBOR. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “—Risks Related to Our Financing and Hedging—Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing”.

Transactions denominated in foreign currencies subject us to foreign currency risks.

We hold assets denominated in British Pounds Sterling, Euros, Canadian Dollars and Australian Dollars, and may acquire assets denominated in other foreign currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and cash flows. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

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

We generally structure our leverage in order to minimize the difference between the term of our investments and the leverage we use to finance such investments. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage and that would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

We also seek to structure our leverage such that we minimize the variability between the interest rate of our investments and the interest rate of our leverage – financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such investments with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

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

To the extent that our financing costs are determined by reference to floating rates, such as LIBOR (or any replacement rate) or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.

Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to changes to, or the elimination of, LIBOR, see “Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our loans and investments” above. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. The inability to securitize our portfolio may hurt our performance and our ability to grow our business. At the same time, the securitization of our loans or investments might expose us to losses, as the residual loans or investments in which we do not sell interests will tend to be riskier and more likely to generate losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.

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

Our success depends to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the officers and key personnel of our Manager and its affiliates. Our Manager is managed by senior professionals of Blackstone. These individuals evaluate, negotiate, execute and monitor our loans and investments and advise us regarding maintenance of our qualification as a REIT and exclusion from regulation under the Investment Company Act; therefore, our success depends on their skills and management expertise and continued service with our Manager and its affiliates. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2019 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

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

•

Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore may compete with us. In particular, BREDS invests in a broad range of real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.

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

As a result, we may invest in real estate-related debt investments alongside certain Blackstone Vehicles that are part of the BREDS program and other vehicles focusing on real estate-related debt investments, including, but not limited to, BREDS III and BREDS HG. To the extent any other Blackstone Vehicles otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determines to be fair and reasonable in its sole discretion, subject to (i) any applicable investment parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, relative investment strategies and primary investment mandates, portfolio diversification concerns, the investment focus, guidelines, limitations, and strategy of each investment fund or vehicle, co-investment arrangements, the different liquidity positions and requirements in each fund or vehicle, underwritten leverage levels of a loan, portfolio concentration considerations, contractual obligations, other anticipated uses of capital, the source of the investment opportunity, credit ratings, the ability of a client, fund and/or vehicle to employ leverage, hedging, derivatives, syndication strategies or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, geographic focus, remaining investment period, the credit/default profile of an issuer, the extent of involvement of the respective teams of investment professionals dedicated to the Manager and other Blackstone Vehicles, the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, and other considerations deemed relevant in good faith in their sole discretion). In the case of an investment opportunity that our Manager and its affiliates determines should be allocated to us and BREDS III, our Manager and its affiliates may, in lieu of allocating among BREDS III and us as described above, allocate in a manner such that 50% of the amount of the investment opportunity is allocated to BREDS III, on the one hand, and to us, on the other hand, subject to variation on a case-by-case basis in circumstances where our Manager and its affiliates determine in good faith that doing so is appropriate or more equitable under the circumstances. There is no assurance, however, that any such conflicts arising out of the foregoing will be resolved in our favor. Our Manager is entitled to amend its investment objectives or guidelines at any time without prior notice or our consent.

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

•

Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles. We have, and in the future are likely to provide financing (1) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party), (2) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio entities and/or their underlying assets and/or (3) in other transactions or in the ordinary course, with respect to portfolio entities in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be consistent with market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may impact the market terms. For example, in the case of a loan extended to a portfolio entity by a financing syndicate in which we have agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary for the portfolio entity to offer better terms to lenders to fully subscribe the syndicate if we had not participated. In addition, any such transactions or arrangements may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

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

Lexington National Land Services, or LNLS, is a Blackstone affiliate that acts as an agent for one or more underwriters in issuing title policies and providing support services in connection with investments by us, other Blackstone Vehicles and their portfolio entities, affiliates and related parties and third parties, including, from time to time, our borrowers. LNLS focuses on transactions in rate-regulated U.S. states where the cost of title insurance is non-negotiable. LNLS currently does not perform services in nonregulated U.S. states related to our or other Blackstone Vehicles’ investments unless (i) in the context of a portfolio transaction that includes properties in rate regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when LNLS provides support services for compensation to the underwriter but does not negotiate the rate or issue the title policy to the insured. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters and otherwise providing the support services described in (iv) above.

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

•

Family Relationships. Certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in the industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in the real estate industry, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties. Moreover, in certain instances, we may transact with companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Manager.

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

Termination of the Management Agreement without cause would be difficult and costly. Our independent directors review our Manager’s performance annually and the Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Manager’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and incentive fee payable to our Manager are not fair (provided that in this instance, our Manager will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Manager with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Management Agreement and our Manager terminates the Management Agreement, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions increase the cost to us of terminating the Management Agreement and adversely affect our ability to terminate our Manager without cause.

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

We conduct our operations so that we are not required to register as an investment company under the Investment Company Act. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an investment company if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. “Investment securities” exclude (A) U.S. government securities, (B) securities issued by employees’ securities companies and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act. We conduct our operations so that we will not fall within the definition of investment company under Section 3(a)(1)(C) of the Investment Company Act, since less than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis will consist of “investment securities.”

To avoid the need to register as an investment company, the securities issued to us by any wholly owned or majority-owned subsidiaries that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets on an unconsolidated basis. While we monitor our holdings to ensure ongoing compliance with this test, there can be no assurance that we will be able to avoid the need to register as an investment company. This test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.

We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which provides an exclusion for companies engaged primarily in investment in mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, such subsidiaries must maintain, on the basis of positions taken by the SEC’s Division of Investment Management, or the Division, in interpretive and no-action letters, a minimum of 55% of the value of their total assets in mortgage loans and other related assets that are considered “mortgages and other liens on and interests in real estate,” which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances. With respect to our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”

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

If the market value or income potential of real estate-related investments declines, we may need to increase our real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from Investment Company Act regulation. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty may be exacerbated by the illiquid nature of any non-qualifying assets that we may own. We may have to make investment decisions that we otherwise would not make absent the REIT qualification and Investment Company Act considerations.

Changes in laws or regulations governing our operations, changes in the interpretation thereof or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us, subject us to increased competition or otherwise adversely affect our business.

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

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, President Trump has promised that the current administration will seek to deregulate the financial industry, including by amending the Dodd-Frank Act, which may decrease the restrictions on banks and other financial institutions and allow them to compete with us for investment opportunities that were previously not available to them. For example, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act.

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

We depend on our Manager to develop appropriate systems and procedures to control operational risk.

Operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in our operations may cause us to suffer financial losses, the disruption of our business, liability to third parties, regulatory intervention or damage to our reputation. We depend on our Manager and its affiliates to develop the appropriate systems and procedures to control operational risk. We rely heavily on our financial, accounting and other data processing systems. The ability of our systems to accommodate transactions could also constrain our ability to properly manage our portfolio. Generally, our Manager will not be liable for losses incurred due to the occurrence of any such errors.

Operational risks, including the risk of cyberattacks, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, including through the introduction of computer viruses and other malicious code.

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio entities and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. Blackstone does not control the cyber security plans and systems put in place by third party service providers, and such third party service providers may have limited indemnification obligations to Blackstone, its portfolio entities and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio entities’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio entities. We, Blackstone or a portfolio entity could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we and Blackstone operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or Blackstone’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or Blackstone fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Blackstone’s fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.

Finally, we depend on our headquarters in New York City, where most of our Manager’s personnel are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

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

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our class A common stock at the election of each stockholder. As a publicly offered REIT, if at least 20% of the total dividend is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes). Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our class A common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our class A common stock.

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

Under current law, as enacted in the Tax Cuts and Jobs Act of 2017, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.

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

Our taxable income may substantially exceed our net income as determined under GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” Moreover, under the Tax Cuts and Jobs Act of 2017, we are generally required to take account of certain amounts in taxable income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of taxable income with respect to our debt instruments, such as OID or market discount, earlier than would be the case under the general tax rules, causing our “phantom income” to increase. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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

The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our former chairman of the board, and his family and approved in advance the issuance of shares to W.R. Berkley. In addition, our board of directors has exempted any business combination involving Huskies Acquisition, an affiliate of Blackstone, or its affiliates as of September 27, 2012 or Blackstone and its affiliates as of September 27, 2012; provided, however, that Huskies Acquisition or any of its affiliates as of September 27, 2012 and Blackstone and any of its affiliates as of September 27, 2012 may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or

Blackstone. As a result, these parties may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.

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

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally intend to distribute each year substantially all of our taxable income to holders of our class A common stock so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

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

The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 4.375% Convertible Senior Notes due 2022 and/or our outstanding 4.75% Convertible Senior

Notes due 2023, through equity distribution agreements we have entered into pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock or in connection with other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. If we decide to issue debt or equity securities which would rank senior to our class A common stock, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Therefore holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 42nd Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 5, 2019 there were 253 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.

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

Issuer Purchases of Equity Securities

We did not purchase any shares of our class A common stock during the three months ended December 31, 2018.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages F-2 to F-45 of this report.

	Years ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Operating Data:
Interest and related income	$756,109	$537,915	$497,974	$410,635	$184,766
Interest and related expense	359,625	234,870	184,270	152,416	69,143

Income from loans and other investments, net	$396,484	$303,045	$313,704	$258,219	$115,623
Net income	$285,813	$217,968	$246,440	$211,885	$100,494
Net income attributable to Blackstone Mortgage Trust, Inc.	$285,078	$217,631	$238,297	$196,829	$90,045

Per Share Data:
Net income from continuing operations per share of common stock
Basic and diluted	$2.50	$2.27	$2.53	$2.41	$1.86
Net income per share of common stock
Basic and diluted	$2.50	$2.27	$2.53	$2.41	$1.86
Dividends declared per share of common stock	$2.48	$2.48	$2.48	$2.28	$1.98

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$14,467,375	$10,258,825	$8,812,615	$9,376,573	$4,572,713
Secured debt agreements, net	8,974,756	5,273,855	5,716,354	6,116,105	2,353,279
Convertible notes, net	609,911	563,911	166,762	164,026	161,455
Total liabilities	11,092,768	7,341,419	6,319,012	6,870,842	3,071,827
Total equity	3,374,607	2,917,406	2,493,603	2,505,731	1,500,886

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2018 Highlights

Operating results:

•	Net income of $285.1 million, or $2.50 per share and Core Earnings of $330.7 million, or $2.90 per share.

•	Declared aggregate dividends of $2.48 per share in 2018, resulting in an annualized dividend yield of 9.1% based on our December 31, 2018 book value of $27.20.

Loan originations and acquisitions:

•	Loan originations and acquisitions totaled $10.7 billion during 2018, with an average loan size of $200.7 million.

•

Portfolio of 126 investments as of December 31, 2018, with a weighted-average loan-to-value ratio (as of the dates such loans were originated or acquired by us) of 62.4% and weighted-average all-in yield of 5.93%.

Capital markets activity:

•	Issued an aggregate 14,566,743 shares of our class A common stock through an underwritten public offering and our at-the-market program, generating aggregate net proceeds of $476.4 million.

•	Issued $220.0 million aggregate principal amount of convertible notes with a coupon rate of 4.75% and an initial conversion price of $36.23.

Portfolio financing:

•

Financing capacity of $16.4 billion as of December 31, 2018, which includes credit facilities with 10 credit providers, as well as various asset-specific financings, securitized debt obligations, and senior loan interests, providing stable, non-capital markets based mark-to-market financings.

•	Contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization and invested in the related $99.0 million subordinate risk retention position.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended December 31, 2018, we recorded earnings per share of $0.61, declared a dividend of $0.62 per share, and reported $0.69 per share of Core Earnings. In addition, our book value per share as of December 31, 2018 was $27.20, an increase of $0.27 per share relative to December 31, 2017. For the year ended December 31, 2018, we recorded earnings per share of $2.50, declared aggregate dividends of $2.48 per share, and reported $2.90 per share of Core Earnings.

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

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2018	Year Ended December 31,
		2018	2017
Net income(1)	$73,643	$285,078	$217,631
Weighted-average shares outstanding, basic and diluted	121,588,404	113,857,238	95,963,616

Net income per share, basic and diluted	$0.61	$2.50	$2.27

Dividends declared per share	$0.62	$2.48	$2.48

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

We believe that Core Earnings provides meaningful information to consider in addition to our net income and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although, according to the management agreement between our Manager and us, or our Management Agreement, we calculate the incentive and base management fees due to our Manager using Core Earnings before our incentive fee expense, we report Core Earnings after incentive fee expense, as we believe this is a more meaningful presentation of the economic performance of our class A common stock.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2018	Year Ended December 31,
		2018	2017
Net income(1)	$73,643	$285,078	$217,631
Non-cash compensation expense	7,666	28,154	24,031
GE purchase discount accretion adjustment(2)	—	8,706	(1,035)
Realized foreign currency gain, net(3)	1,942	6,723	2,450
Other items	394	2,084	2,059

Core Earnings	$83,645	$330,745	$245,136

Weighted-average shares outstanding, basic and diluted	121,588,404	113,857,238	95,963,616

Core Earnings per share, basic and diluted	$0.69	$2.90	$2.55

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

Historically, we have deferred in Core Earnings the accretion of a purchase discount attributable to a certain pool of GE portfolio loans acquired in May 2015, until repayment in full of the remaining loans in the pool was substantially assured. During the year ended December 31, 2018, it was determined that repayment of the remaining loans in the deferral pool was substantially assured. As such, the $8.7 million of deferred purchase discount, which has been previously recognized in GAAP net income, was realized in Core Earnings during the year ended December 31, 2018.

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

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2018	December 31, 2017
Stockholders’ equity	$3,364,124	$2,911,066
Shares
Class A common stock	123,435,738	107,883,860
Deferred stock units	228,839	197,217

Total outstanding	123,664,577	108,081,077

Book value per share	$27.20	$26.93

II. Loan Portfolio

During the year ended December 31, 2018, we originated or acquired $10.7 billion of loans. Loan fundings during the year totaled $7.9 billion, including $10.8 million of non-consolidated senior interests. Loan repayments during the year totaled $3.6 billion, including $526.4 million of non-consolidated senior interests. We generated interest income of $756.1 million and incurred interest expense of $359.6 million during the year, which resulted in $396.5 million of net interest income during the year ended December 31, 2018.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2018	Year Ended December 31, 2018
Loan originations(1)	$3,500,066	$10,703,356
Loan fundings(2)	$2,667,915	$7,900,822
Loan repayments(3)	(594,728)	(3,561,741)

Total net fundings	$2,073,187	$4,339,081

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three months and year ended December 31, 2018 included $667,000 and $10.8 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)

Loan repayments during the three months and year ended December 31, 2018 included $12.2 million and $526.4 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests.

The following table details overall statistics for our investment portfolio as of December 31, 2018 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio(1)	Loan Exposure(1)(2)	Other Investments(3)	Total Investment Portfolio
Number of investments	125	125	1	126
Principal balance	$14,293,970	$14,740,844	$1,035,000	$15,775,844
Net book value	$14,191,200	$14,191,200	$96,167	$14,287,367
Unfunded loan commitments(4)	$3,405,945	$3,475,928	$—	$3,475,928
Weighted-average cash coupon(5)	5.67%	5.64%	L + 2.75%	5.61%
Weighted-average all-in yield(5)	6.00%	5.96%	L + 2.99%	5.93%
Weighted-average maximum maturity (years)(6)	3.9	3.9	6.4	4.1
Loan to value (LTV)(7)	63.6%	63.8%	42.6%	62.4%

(1)

Excludes investment exposure to the $99.0 million subordinate risk retention interest we own in the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 5 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $446.9 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(3)

Includes investment exposure to the $1.0 billion 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $99.0 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 5 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)

As of December 31, 2018, 96% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and 4% earned a fixed rate of interest. Cash coupon and all-in yield assume applicable floating benchmark rates as of December 31, 2018 for weighted average calculation. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2018, 77% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 23% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2018:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	2	$181,366	$182,740
2	38	3,860,432	3,950,025
3	85	10,149,402	10,608,079
4	—	—	—
5	—	—	—

	125	$14,191,200	$14,740,844

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $446.9 million of such non-consolidated senior interests as of December 31, 2018.

(2)

Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 5 and 16 to our consolidated financial statements for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both December 31, 2018 and 2017.

Multifamily Joint Venture

As of December 31, 2018, our Walker & Dunlop Multifamily Joint Venture held $334.6 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include credit facilities, asset-specific financings, the GE portfolio acquisition facility, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2018	December 31, 2017
Credit facilities	$6,903,683	$4,068,249
Asset-specific financings	1,538,548	518,864
GE portfolio acquisition facility	510,405	703,423
Revolving credit agreement	43,845	—
Loan participations sold	94,528	80,706
Non-consolidated senior interests(1)	446,874	985,382
Securitized debt obligations	1,292,120	1,292,120

Total portfolio financing	$10,830,003	$7,648,744

(1)

These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Credit Facilities

The following table details our credit facilities ($ in thousands):

	December 31, 2018
	Maximum Facility Size(1)	Credit Borrowings			Collateral Assets(3)
Lender		Potential(2)	Outstanding	Available(2)
Wells Fargo	$3,000,000	$1,398,103	$1,311,749	$86,354	$1,853,770
Deutsche Bank	1,100,000	934,631	934,631	—	1,193,713
Barclays	1,500,000	890,620	890,620	—	1,113,275
Bank of America	1,000,000	873,446	873,446	—	1,090,117
MetLife	704,325	675,329	675,329	—	852,733
Citibank	1,000,000	817,993	630,454	187,539	1,030,116
JP Morgan	500,000	492,349	492,349	—	626,897
Société Générale(4)	688,020	321,182	321,182	—	404,048
Morgan Stanley(5)	637,700	341,241	276,721	64,520	457,496
Goldman Sachs	450,000	230,140	230,140	—	295,368
Goldman Sachs – Multi. JV(6)	250,000	170,060	170,060	—	212,983
Bank of America – Multi. JV(6)	200,000	97,002	97,002	—	121,636

	$11,030,045	$7,242,096	$6,903,683	$338,413	$9,252,152

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(3)	Represents the principal balance of the collateral assets.
(4)	As of December 31, 2018, the Société Générale maximum facility size was €600.0 million, which translated to $688.0 million as of such date.
(5)	As of December 31, 2018, the Morgan Stanley maximum facility size was £500.0 million, which translated to $637.7 million as of such date.
(6)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our credit facilities was $4.7 billion for the year ended December 31, 2018. As of December 31, 2018, we had aggregate borrowings of $6.9 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.75% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.95% per annum, and a weighted-average advance rate of 79.3%. As of December 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.8 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Asset-Specific Financings

The following table details our asset-specific financings ($ in thousands):

	December 31, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	5	$1,923,404	$1,912,990	L+3.49%	n/a	Sep. 2022
Financing provided(4)	5	$1,538,548	$1,532,306	L+1.82%	$1,172,572	Sep. 2022

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

(4)	Borrowings of $551.7 million under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

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

	December 31, 2018
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	11	$660,743	$662,521	6.32%	n/a	May 2021
Financing provided(5)	11	$510,405	$509,813	L+1.79%	$250,000	May 2021

(1)

As of December 31, 2018, this facility provided for $591.7 million of financing, of which $510.4 million was outstanding and an additional $81.3 million was available to finance future loan fundings in the GE portfolio.

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

(5)	Borrowings under these financings are cross collateralized with the related credit facility with the same lender.

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

During the year ended December 31, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $44.3 million and we recorded interest expense of $3.8 million, including $1.1 million of amortization of deferred fees and expenses. As of December 31, 2018, we had $43.8 million of borrowings outstanding under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/ Cost(1)	Guarantee(2)	Term
Total loan	1	$123,745	$122,669	L+5.92%	n/a	Feb. 2022
Senior participation(3)(4)	1	94,528	94,418	L+4.07%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of December 31, 2018, our loan participations sold was non-recourse to us.
(3)	During the year ended December 31, 2018, we recorded $16.6 million of interest expense related to our loan participations sold.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $110,000 as of December 31, 2018.

Refer to Note 7 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments, which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of December 31, 2018 ($ in thousands):

	December 31, 2018
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee	Wtd. Avg. Term
Total loan	3	$548,500	n/a	6.16%	n/a	Oct. 2022
Senior participation	3	446,874	n/a	4.69%	n/a	Oct. 2022

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	December 31, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	26	$1,000,000	$1,000,000	6.25%	Apr. 2022
Financing provided	1	817,500	811,023	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets(3)	1	682,297	678,770	L+3.60%	June 2023
Financing provided	1	474,620	474,448	L+1.65%	June 2033
Total
Collateral assets	27	$1,682,297	$1,678,770	6.19%

Financing provided(4)	2	$1,292,120	$1,285,471	L+1.71%

(1)

As of December 31, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the single asset securitization vehicle created in 2017, or the 2017 Single Asset Securitization, include the total loan amount, of which we securitized $500.0 million.
(4)	During the year ended December 31, 2018, we recorded $48.8 million of interest expense related to our securitized debt obligations.

Refer to Notes 8 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2018, 96% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2018, the remaining 4% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of December 31, 2018 ($/£/€/C$/A$ in thousands):

	USD	GBP	EUR	CAD		AUD
Floating rate loans(1)	$11,702,058	£538,670	€1,055,095	C$	268,033	A$	443,883
Floating rate debt(1)(2)(3)	(8,678,603)	(319,690)	(801,318)		(263,701)		(255,270)

Net floating rate exposure(4)	$3,023,455	£218,980	€253,777	C$	4,332	A$	188,613

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Balance includes three interest rate swaps totaling C$90.5 million ($66.4 million as of December 31, 2018) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $204.2 million and C$40.0 million ($29.3 million as of December 31, 2018) to limit our exposure to increases in interest rates.

Convertible Notes

As of December 31, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2018, 2017, and 2016 ($ in thousands, except per share data):

	Year Ended December 31,		2018 vs 2017	Year Ended December 31,		2017 vs 2016
	2018	2017		$2017	2016	$
Income from loans and other investments
Interest and related income	$756,109	$537,915	$218,194	$537,915	$497,974	$39,941
Less: Interest and related expenses	359,625	234,870	124,755	234,870	184,270	50,600

Income from loans and other investments, net	396,484	303,045	93,439	303,045	313,704	(10,659)
Other expenses
Management and incentive fees	74,834	54,841	19,993	54,841	55,959	(1,118)
General and administrative expenses	35,529	29,922	5,607	29,922	27,716	2,206

Total other expenses	110,363	84,763	25,600	84,763	83,675	1,088
Gain on investments at fair value	—	—	—	—	13,420	(13,420)
Income from equity investment in unconsolidated subsidiary	—	—	—	—	3,187	(3,187)

Income before income taxes	286,121	218,282	67,839	218,282	246,636	(28,354)
Income tax provision	308	314	(6)	314	196	118

Net income	285,813	217,968	67,845	217,968	246,440	(28,472)

Net income attributable to non- controlling interests	(735)	(337)	(398)	(337)	(8,143)	7,806

Net income attributable to Blackstone Mortgage Trust, Inc.	$285,078	$217,631	$67,447	$217,631	$238,297	$(20,666)

Net income per share – basic and diluted	$2.50	$2.27	$0.23	$2.27	$2.53	$(0.26)
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.48	$—

Income from loans and other investments, net

Income from loans and other investments, net increased $93.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to (i) an increase in the weighted-average principal balance of our loan portfolio by $2.5 billion during the year ended December 31, 2018, compared to the year ended December 31, 2017, (ii) an increase in non-recurring prepayment fee income, and (iii) an increase in LIBOR during 2018. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $2.0 billion during the year ended December 31, 2018, compared to the year ended December 31, 2017.

Income from loans and other investments, net decreased $10.7 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. The decrease was primarily due to the decrease in non-recurring prepayment fee income and an increase in interest expense as a result of the convertible debt we issued in 2017.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $25.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to (i) an increase of $11.7 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $8.3 million of management fees payable to our Manager primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2017 and 2018, (iii) $4.1 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $1.5 million of general operating expenses.

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

Gain on investments at fair value

During the year ended December 31, 2016, we recognized $13.4 million of net gains on investments held by CT Legacy Partners. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Income from equity investment in unconsolidated subsidiary

During the year ended December 31, 2016, we recognized a $3.2 million gain related to our promote interest from CTOPI. The investment in CTOPI was fully realized as of December 31, 2016.

Net income attributable to non-controlling interests

During the years ended December 31, 2018 and 2017, our non-controlling interests related to our Multifamily Joint Venture. During the year ended December 31, 2016, our non-controlling interests related to CT Legacy Partners. In each case, the non-controlling interests represent the portion of the consolidated entity’s net income that is not owned by us.

During the years ended December 31, 2018 and 2017, we recorded $735,000 and $337,000, respectively of net income attributable to non-controlling interests related to our Multifamily Joint Venture. During the year ended December 31, 2016, we recorded $8.1 million of net income attributable to non-controlling interests which related to the gain on investments at fair value recognized by CT Legacy Partners.

Dividends per share

During the year ended December 31, 2018, we declared aggregate dividends of $2.48 per share, or $286.9 million. During 2017, we declared aggregate dividends of $2.48 per share, or $243.3 million. During 2016, we declared aggregate dividends of $2.48 per share, or $233.3 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2018 and 2017 ($ in thousands, except per share data):

	Three Months Ended December 31,		2018 vs 2017
	2018	2017	$
Income from loans and other investments
Interest and related income	$206,098	$146,127	$59,971
Less: Interest and related expenses	103,948	65,953	37,995

Income from loans and other investments, net	102,150	80,174	21,976
Other expenses
Management and incentive fees	18,586	14,284	4,302
General and administrative expenses	9,632	7,702	1,930

Total other expenses	28,218	21,986	6,232

Income before income taxes	73,932	58,188	15,744
Income tax provision	36	48	(12)

Net income	73,896	58,140	15,756

Net income attributable to non-controlling interests	(253)	(249)	(4)

Net income attributable to Blackstone Mortgage Trust, Inc.	$73,643	$57,891	$15,752

Net income per share – basic and diluted	$0.61	$0.59	$0.02
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net

Income from loans and other investments, net increased $22.0 million during the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The increase was primarily due to (i) the increase in the weighted-average principal balance of our loan portfolio, which increased by $3.4 billion for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, and (ii) an increase in LIBOR in 2018. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $2.8 billion during the three months ended December 31, 2018, compared to the three months ended December 31, 2017.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $6.2 million during the three months ended December 31, 2018 compared to the corresponding period in 2017 due to (i) an increase of $2.7 million of management fees payable to our Manager, (ii) an increase of $1.6 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (iii) $1.4 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $483,000 of general operating expenses.

Net income attributable to non-controlling interests

During the three months ended December 31, 2018 and 2017, we recorded $253,000 and $249,000 of net income attributable to non-controlling interests related to our Multifamily Joint Venture.

Dividends per share

During the three months ended December 31, 2018, we declared aggregate dividends of $0.62 per share, or $76.5 million. During the three months ended December 31, 2017, we declared aggregate dividends of $0.62 per share, or $66.9 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of December 31, 2018, we had 123,435,738 shares of our class A common stock outstanding representing $3.4 billion of stockholders’ equity, $9.0 billion of outstanding borrowings under secured debt agreements, and $622.5 million of Convertible Notes outstanding.

As of December 31, 2018, our secured debt agreements consisted of credit facilities with an outstanding balance of $6.9 billion, $1.5 billion of asset-specific financings, and the GE portfolio acquisition facility with an outstanding balance of $510.4 million. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of December 31, 2018, we had $94.5 million of loan participations sold and $446.9 million of non-consolidated senior interests outstanding. In addition, as of December 31, 2018, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our collateralized loan obligation, or the CLO, and our single asset securitization vehicle, or the 2017 Single Asset Securitization.

See Notes 6, 7, 8 and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2018	December 31, 2017
Debt-to-equity ratio(1)	2.8x	2.0x
Total leverage ratio(2)	3.7x	2.8x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$105,662	$69,654
Available borrowings under secured debt agreements	359,618	595,848
Loan principal payments held by servicer, net(1)	4,855	15,763

	$470,135	$681,265

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,995,238 shares of class A common stock were available for issuance as of December 31, 2018, and our at-the- market stock offering program, pursuant to which we may sell, from time to time, up to $429.9 million of additional shares of our class A common stock as of December 31, 2018. Refer to Note 11 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $9.0 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2018 were as follows ($ in thousands):

	Total Obligation	Payment Timing
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(1)	$3,405,945	$183,279	$1,451,644	$1,771,022	$—
Principal repayments under secured debt agreements(2)	8,996,481	265,141	3,127,661	5,206,541	397,138
Principal repayments of convertible notes(3)	622,500	—	—	622,500	—
Interest payments(2)(4)	1,327,020	397,655	651,440	262,775	15,150

Total(5)	$14,351,946	$846,075	$5,230,745	$7,862,838	$412,288

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2)

The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)

Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 9 to our consolidated financial statements for further details on our convertible notes.

(4)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of December 31, 2018 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(5)

Total does not include $94.5 million of loan participations sold, $446.9 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

We are also required to settle our foreign currency forward contracts and interest rate swaps with our derivative counterparties upon maturity which, depending on foreign exchange and interest rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 10 to our consolidated financial statements for details regarding our derivative contracts.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	For the years ended December 31,
	2018	2017	2016
Cash flows provided by operating activities	$290,002	$227,461	$236,652
Cash flows (used in) provided by investing activities	(4,251,659)	(780,752)	434,087
Cash flows provided by (used in) financing activities	3,957,708	574,742	(699,597)

Net (decrease) increase in cash, cash equivalents, and restricted cash	$(3,949)	$21,451	$(28,858)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $3.9 million for the year ended December 31, 2018, compared to a net increase of $21.5 million for the year ended December 31, 2017. During 2018, we (i) borrowed a net $3.8 billion under our secured debt agreements, (ii) collected $3.1 billion of proceeds from loan principal repayments, (iii) received $476.4 million of net proceeds from the issuance of class A common stock, (iv) received $416.1 million in net proceeds from the 2018 Single Asset Securitization, and (v) received $214.8 million of net proceeds from the issuance of convertible notes. We used the proceeds from our debt and equity financing activities to (i) fund $7.9 billion of new loans during 2018 and (ii) settle our November 2013 issuance of convertible notes for $219.2 million.

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

Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 6, 9, and 11 to our consolidated financial statements for additional discussion of our secured debt agreements, convertible notes, and equity.

V. Other Items

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2018 and 2017, we were in compliance with all REIT requirements.

Refer to Note 13 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2018, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Refer to Note 2 to our consolidated financial statements for the complete listing and description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2018 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
1	Senior loan	3/22/2018	$1,131.3	$1,131.3	$1,124.2	L + 3.15%	L + 3.40%	3/15/2023	Diversified-Spain	Spanish Assets	n/a	71%	3
2	Senior loan	5/11/2017	752.6	682.3	678.8	L + 3.40%	L + 3.60%	6/10/2023	Washington DC	Office	$334 / sqft	62%	3
3	Senior loan(3)	8/6/2015	471.3	471.3	85.8	5.75%	5.82%	10/29/2022	Diversified-EUR	Other	n/a	71%	3
4	Senior loan	5/1/2015	355.0	342.4	341.6	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	$434 / sqft	68%	2
5	Senior loan	2/13/2018	330.0	322.3	321.9	L + 3.42%	L + 3.52%	3/9/2023	New York	Multi	$780,386 / unit	62%	3
6	Senior loan	1/7/2015	350.0	317.1	316.2	L + 2.50%	L + 2.76%	1/9/2021	New York	Office	$272 / sqft	53%	2
7	Senior loan	10/23/2018	352.4	313.0	310.2	L + 3.40%	L + 3.72%	10/23/2021	New York	Mixed-Use	$284 / sqft	65%	3
8	Senior loan	3/31/2017	339.3	286.2	283.4	L + 3.50%	L + 3.88%	8/9/2023	Maui	Hotel	$377,099 / key	61%	3
9	Senior loan	11/30/2018	291.3	274.4	271.6	L + 2.83%	L + 3.20%	12/9/2023	New York	Hotel	$224,555 / key	73%	3
10	Senior loan	11/30/2018	253.9	247.4	244.9	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hotel	$363,291 / key	73%	3
11	Senior loan	12/11/2018	310.0	241.2	238.1	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$203 / sqft	78%	3
12	Senior loan	8/3/2016	275.9	233.1	232.8	L + 4.66%	L + 5.29%	8/9/2021	New York	Office	$321 / sqft	57%	3
13	Senior loan	12/22/2017	225.0	225.0	223.5	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	$326,087 / unit	65%	3
14	Senior loan	5/9/2018	219.0	219.0	217.5	L + 3.00%	L + 3.24%	5/9/2023	New York	Industrial	$62 / sqft	70%	3
15	Senior loan	6/23/2015	220.0	213.2	213.1	L + 3.65%	L + 3.78%	5/8/2022	Washington DC	Office	$239 / sqft	72%	2
16	Senior loan	4/15/2016	225.0	204.4	202.9	L + 3.25%	L + 3.84%	5/9/2023	New York	Office	$190 / sqft	40%	3
17	Senior loan	6/4/2015	195.5	195.5	197.7	L + 4.19%	L + 4.14%	5/21/2021	Diversified-CAN	Hotel	$41,279 / key	54%	2
18	Senior loan	6/4/2018	190.0	190.0	188.5	L + 3.50%	L + 3.86%	6/9/2024	New York	Hotel	$313,015 / key	52%	3
19	Senior loan	4/9/2018	1,619.5	185.0	169.0	L + 8.50%	L + 8.76%	6/9/2025	New York	Office	$572 / sqft	48%	2
20	Senior loan	12/22/2016	204.0	184.2	184.4	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	$259 / sqft	64%	3
21	Senior loan	4/12/2018	259.3	181.4	180.5	L + 2.93%	L + 3.32%	11/20/2022	New York	Office	$34 / sqft	58%	2
22	Senior loan	3/8/2016	181.2	179.6	178.6	L + 2.90%	L + 3.23%	9/9/2023	Orange County	Office	$226 / sqft	52%	3
23	Senior loan	4/3/2018	178.6	176.6	175.4	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Mixed-Use	$500 / sqft	64%	3
24	Senior loan	10/26/2016	176.0	176.0	175.4	L + 3.10%	L + 3.46%	12/9/2022	San Francisco	Office	$189 / sqft	72%	2
25	Senior loan	11/30/2017	197.4	175.2	173.9	L + 3.80%	L + 4.20%	12/9/2022	San Jose	Office	$290 / sqft	64%	1
26	Senior loan	5/16/2017	189.2	174.8	173.8	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	$131 / sqft	59%	3
27	Senior loan	8/31/2017	183.0	171.4	170.4	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	$203 / sqft	64%	3
28	Senior loan	11/23/2018	189.7	170.8	169.0	L + 2.62%	L + 2.87%	2/15/2024	Diversified-UK	Office	$508 / sqft	50%	3
29	Senior loan	9/14/2018	177.7	170.0	168.5	L + 3.50%	L + 3.85%	9/14/2023	Canberra-AU	Mixed-Use	$441 / sqft	68%	3
30	Senior loan	10/23/2018	278.4	163.4	161.7	L + 2.65%	L + 2.88%	11/9/2024	Atlanta	Office	$185 / sqft	64%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
31	Senior loan	9/26/2018	165.0	162.1	160.6	L + 2.25%	L + 2.61%	10/9/2025	Honolulu	Multi	$311,770 / unit	72%	3
32	Senior loan	9/4/2018	172.7	151.1	149.5	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hotel	$182,930 / key	70%	3
33	Senior loan	8/23/2017	165.0	141.2	140.2	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	$287 / sqft	74%	3
34	Senior loan	10/5/2016	134.8	134.8	134.6	L + 4.35%	L + 4.80%	10/9/2021	Diversified-US	Hotel	$68,301 / key	61%	2
35	Senior loan	6/24/2015	135.0	134.3	133.9	L + 3.50%	L + 3.72%	4/9/2023	Honolulu	Hotel	$225,285 / key	67%	2
36	Senior loan	12/21/2017	182.5	133.6	132.3	L + 3.25%	L + 3.68%	1/9/2023	Atlanta	Office	$100 / sqft	51%	2
37	Senior loan	1/30/2014	133.4	133.4	132.0	L + 4.30%	L + 5.83%	6/3/2019	New York	Hotel	$212,341 / key	38%	2
38	Senior loan	6/29/2017	140.2	130.6	129.7	L + 2.85%	L + 3.30%	7/9/2022	Los Angeles	Multi	$258,120 / unit	68%	2
39	Senior loan	7/31/2018	194.5	129.9	128.1	L + 3.50%	L + 3.96%	8/9/2022	San Francisco	Office	$335 / sqft	50%	2
40	Senior loan	11/14/2017	128.5	128.5	127.7	L + 3.80%	L + 4.16%	12/9/2022	Los Angeles	Hotel	$514,000 / key	56%	2
41	Senior loan	11/2/2017	140.0	124.2	123.4	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	$163 / sqft	69%	2
42	Senior loan	1/26/2017	175.6	123.7	122.7	L + 5.50%	L + 5.92%	2/9/2022	Boston	Office	$1,003 / sqft	42%	2
43	Senior loan	4/30/2018	163.4	115.8	114.3	L + 3.25%	L + 3.51%	4/30/2023	London-UK	Office	$521 / sqft	60%	3
44	Senior loan	7/28/2016	119.0	115.3	115.0	L + 3.60%	L + 3.92%	8/9/2021	Atlanta	Office	$182 / sqft	70%	3
45	Senior loan	12/10/2018	138.0	114.1	112.7	L + 2.95%	L + 3.31%	12/3/2024	London-UK	Office	$545 / sqft	72%	3
46	Senior loan	12/14/2018	135.6	113.1	112.1	L + 2.90%	L + 3.27%	1/9/2024	Diversified-US	Industrial	$45 / sqft	57%	3
47	Senior loan	2/20/2014	110.0	110.0	110.0	L + 3.95%	L + 4.16%	3/9/2021	New York	Office	$161 / sqft	74%	2
48	Senior loan	5/11/2017	135.9	109.4	108.6	L + 3.40%	L + 3.91%	6/10/2023	Washington DC	Office	$251 / sqft	38%	2
49	Senior loan	10/17/2016	109.3	109.3	109.0	L + 3.95%	L + 3.98%	10/21/2021	Diversified-UK	Self-Storage	$150 / sqft	73%	3
50	Senior loan	7/20/2017	193.2	106.7	104.8	L + 5.10%	L + 6.08%	8/9/2022	San Francisco	Office	$321 / sqft	58%	3
51	Senior loan	2/27/2015	105.7	105.7	105.3	L + 3.55%	L + 3.89%	4/28/2022	Chicago	Office	$216 / sqft	65%	2
52	Senior loan	3/21/2018	113.2	104.5	103.8	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	$104 / sqft	72%	3
53	Senior loan	3/13/2018	123.0	103.0	102.0	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	$159,690 / key	50%	3
54	Senior loan	12/21/2018	123.1	100.4	99.1	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$196 / key	72%	3
55	Senior loan	10/16/2018	113.7	100.1	99.2	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hotel	$218,183 / key	72%	3
56	Senior loan	5/16/2014	100.0	98.4	98.3	L + 3.85%	L + 4.18%	4/9/2022	Miami	Office	$212 / sqft	67%	3
57	Senior loan	3/10/2016	106.7	98.4	97.8	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$531,892 / unit	63%	3
58	Senior loan	11/30/2018	105.1	98.0	97.2	L + 2.70%	L + 3.04%	12/9/2023	Diversified-US	Hotel	$74,924 / key	57%	3
59	Senior loan	5/22/2014	97.5	97.5	97.4	L + 3.75%	L + 3.92%	6/15/2021	Orange County	Office	$171 / sqft	74%	2
60	Senior loan	12/20/2018	105.0	92.2	91.6	L + 2.95%	L + 3.28%	1/1/2022	Seattle	Multi	$231,618 / unit	65%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)		All-in Yield(5)		Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
61	Senior loan	12/9/2014	104.5	91.1	90.9	L + 3.65%		L + 3.80%		12/9/2021	Diversified-US	Office	$78 / sqft	65%	2
62	Senior loan	6/1/2018	128.8	90.2	88.9	L + 3.40%		L + 3.75%		5/28/2023	London-UK	Office	$611 / sqft	70%	3
63	Senior loan	2/25/2014	89.5	89.5	89.4	L + 4.01%		L + 4.44%		3/9/2021	Diversified-US	Hotel	$150,206 / key	55%	2
64	Senior loan	2/18/2015	88.7	88.7	88.6	L + 3.75%		L + 4.17%		3/9/2020	Diversified-CA	Office	$183 / sqft	71%	3
65	Senior loan(3)	6/30/2015	79.3	76.3	15.1	L + 4.75%		L + 5.77%		8/15/2022	San Francisco	Condo	$641 / sqft	60%	2
66	Senior loan	2/9/2017	86.9	86.9	86.2	L + 4.50%		L + 4.85%		5/29/2023	London-UK	Office	$847 / sqft	69%	3
67	Senior loan	11/30/2018	151.1	85.4	84.3	L + 2.55%		L + 2.82%		12/9/2024	Washington DC	Office	$267 / sqft	60%	3
68	Senior loan	2/12/2016	100.0	84.6	84.5	L + 4.15%		L + 4.46%		3/9/2021	New York	Office	$126 / sqft	65%	3
69	Senior loan	4/12/2018	103.1	83.1	82.3	L + 2.75%		L + 3.14%		5/9/2023	San Francisco	Office	$217 / sqft	72%	3
70	Senior loan	9/20/2018	130.0	82.3	82.0	L + 4.00%		L + 4.06%		8/16/2023	Diversified-AU	Other	$213 / sqft	53%	3
71	Senior loan	5/1/2015	79.4	79.4	79.3	L + 3.95%		L + 4.21%		5/9/2020	Washington DC	Hotel	$203,634 / key	67%	3
72	Senior loan	3/31/2017	91.2	78.6	78.3	L + 4.30%		L + 4.93%		4/9/2022	New York	Office	$386 / sqft	64%	3
73	Senior loan	6/29/2016	83.4	74.1	73.9	L + 2.80%		L + 3.28%		7/9/2021	Miami	Office	$286 / sqft	64%	2
74	Senior loan	8/18/2017	71.0	71.0	70.6	L + 4.10%		L + 4.46%		8/18/2022	Brussels	Office	$113 / sqft	59%	3
75	Senior loan	7/26/2018	84.1	70.1	69.9	L + 2.75%		L + 2.85%		7/1/2024	Columbus	Multi	$65,962 / unit	69%	3
76	Senior loan	11/30/2016	79.0	66.6	66.4	L + 3.95%		L + 4.39%		12/9/2021	Chicago	Retail	$1,317 / sqft	54%	3
77	Senior loan	6/4/2015	69.8	66.6	67.4	5.09	%(7)	5.25	%(7)	3/28/2019	Diversified-CAN	Retail	$39 / sqft	74%	3
78	Senior loan	4/5/2018	85.3	65.9	65.3	L + 3.10%		L + 3.51%		4/9/2023	Diversified-US	Industrial	$24 / sqft	54%	3
79	Senior loan	10/17/2018	80.4	64.8	64.1	L + 2.60%		L + 3.16%		11/9/2023	San Francisco	Office	$404 / sqft	68%	3
80	Senior loan	5/9/2017	73.7	64.7	64.4	L + 3.85%		L + 4.30%		5/9/2022	New York	Multi	$389,948 / unit	67%	3
81	Senior loan	3/11/2014	65.0	62.8	62.7	L + 4.50%		L + 4.77%		4/9/2019	New York	Multi	$705,469 / unit	65%	3
82	Senior loan	6/29/2017	64.2	60.8	60.4	L + 3.40%		L + 3.71%		7/9/2023	New York	Multi	$177,304 / unit	69%	3
83	Senior loan	10/5/2018	60.6	60.6	60.0	L + 5.50%		L + 5.65%		10/5/2021	Sydney-AU	Office	$644 / sqft	78%	3
84	Senior loan	7/13/2017	86.3	60.0	59.5	L + 3.75%		L + 4.18%		8/9/2022	Honolulu	Hotel	$192,926 / key	66%	3
85	Senior loan	1/13/2014	60.0	60.0	59.9	L + 3.45%		L + 3.71%		6/9/2020	New York	Office	$284 / sqft	53%	2
86	Senior loan	10/6/2017	55.9	55.7	55.4	L + 2.95%		L + 3.21%		10/9/2022	Nashville	Multi	$99,385 / unit	74%	3
87	Senior loan	5/8/2017	80.0	54.5	53.7	L + 3.75%		L + 4.74%		5/8/2022	Washington DC	Office	$373 / sqft	73%	3
88	Senior loan	5/20/2015	53.7	53.7	53.7	5.47	%(7)	5.52	%(7)	6/30/2019	Charlotte	Office	$106 / sqft	71%	3
89	Senior loan	11/23/2016	55.4	51.9	51.7	L + 3.50%		L + 3.80%		12/9/2022	New York	Multi	$216,432 / unit	65%	3
90	Senior loan	11/1/2017	52.1	51.8	51.6	L + 2.95%		L + 3.21%		11/9/2022	Denver	Multi	$154,127 / unit	74%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
91	Senior loan	12/27/2016	57.2	49.5	49.3	L + 4.65%	L + 5.08%	1/9/2022	New York	Multi	$1,260,476 / unit	64%	3
92	Senior loan	11/19/2015	48.7	46.0	45.9	L + 4.00%	L + 4.50%	10/9/2019	New York	Office	$1,180 / sqft	57%	3
93	Senior loan	5/28/2015	48.6	44.5	44.4	L + 4.00%	L + 4.19%	6/30/2020	Los Angeles	Office	$50 / sqft	53%	2
94	Senior loan	5/20/2015	45.0	44.0	43.9	L + 3.00%	L + 3.08%	11/1/2022	Los Angeles	Office	$205 / sqft	59%	2
95	Senior loan	9/25/2018	49.3	43.8	43.5	L + 3.50%	L + 3.79%	9/1/2023	Chicago	Multi	$59,614 / unit	70%	3
96	Senior loan	8/29/2017	51.2	43.5	43.2	L + 3.10%	L + 3.52%	10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
97	Senior loan	5/24/2018	81.3	43.0	42.3	L + 4.10%	L + 4.59%	6/9/2023	Boston	Office	$83 / sqft	55%	3
98	Senior loan	10/6/2017	41.1	41.0	40.8	L + 2.95%	L + 3.20%	10/9/2022	Las Vegas	Multi	$138,527 / unit	77%	2
99	Senior loan	6/26/2015	42.1	40.2	40.1	L + 3.75%	L + 4.14%	7/9/2020	San Diego	Office	$184 / sqft	73%	3
100	Senior loan	11/30/2018	40.0	36.6	36.3	L + 2.95%	L + 3.38%	12/1/2023	Las Vegas	Multi	$76,256 / unit	70%	3
101	Senior loan	6/12/2014	33.8	33.8	33.6	L + 4.00%	L + 4.23%	6/30/2020	Los Angeles	Office	$38 / sqft	44%	2
102	Senior loan	1/30/2018	28.0	28.0	27.8	L + 2.90%	L + 3.26%	2/9/2023	Houston	Multi	$135,266 / unit	66%	3
103	Senior loan	3/1/2018	28.0	28.0	27.8	L + 2.95%	L + 3.31%	3/9/2023	Houston	Multi	$102,564 / unit	72%	3
104	Senior loan	11/16/2018	211.9	27.4	25.3	L + 4.10%	L + 4.76%	12/9/2023	Fort Lauderdale	Mixed-Use	$72 / sqft	59%	3
105	Senior loan	9/1/2017	32.3	26.9	26.7	L + 4.15%	L + 4.57%	9/9/2021	New York	Condo	$288 / sqft	64%	3
106	Senior loan	9/1/2016	26.2	26.2	26.3	L + 4.20%	L + 4.74%	9/1/2022	Atlanta	Multi	$185,506 / unit	72%	2
107	Senior loan	8/30/2018	28.7	25.6	25.5	L + 3.00%	L + 3.42%	9/1/2022	Boise	Multi	$100,941 / unit	73%	3
108	Senior loan	12/15/2017	22.5	22.5	22.3	L + 3.25%	L + 4.31%	12/9/2020	Diversified-US	Hotel	$8,465 / key	50%	2
109	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%	L + 3.48%	1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	3
110	Senior loan	6/4/2015	19.1	19.1	19.0	4.46%	4.90%	12/23/2021	Montreal-CAN	Office	$52 / sqft	45%	2
111	Senior loan	6/15/2018	22.0	18.5	18.5	L + 3.35%	L + 3.43%	7/1/2022	Phoenix	Multi	$64,685 / unit	78%	3
112	Senior loan	11/2/2017	17.9	16.5	16.5	L + 3.90%	L + 4.01%	11/1/2020	Phoenix	Multi	$63,492 / unit	59%	2
113	Senior loan	3/9/2018	17.8	16.5	16.5	L + 3.75%	L + 3.77%	4/1/2023	Los Angeles	Multi	$127,257 / unit	75%	3
114	Senior loan	6/4/2015	16.3	16.3	16.3	4.59%	4.83%	3/1/2019	Ontario-CAN	Other	$47,926 / unit	59%	2
115	Senior loan	6/4/2015	15.8	15.8	15.9	5.15%	5.27%	9/4/2020	Diversified-CAN	Self-Storage	$3,436 / unit	61%	2
116	Senior loan	10/31/2018	63.3	15.1	14.6	L + 5.00%	L + 5.36%	11/9/2023	New York	Multi	$39,100 / unit	57%	3
117	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$110,714 / unit	56%	3
118	Senior loan	9/6/2017	13.3	13.3	13.3	L + 4.50%	L + 4.54%	4/1/2019	Austin	Multi	$127,644 / unit	67%	3
119	Senior loan	6/29/2018	11.6	11.6	11.6	L + 2.95%	L + 3.32%	7/1/2020	Washington DC	Multi	$61,053 / unit	60%	2
120	Senior loan	10/31/2018	59.3	10.7	10.3	L + 5.00%	L + 5.53%	11/9/2023	New York	Condo	$45 / sqft	64%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(3)(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV(2)	Risk Rating
121	Senior loan	10/31/2018	10.0	10.0	10.0	L + 3.35%	L + 3.58%	11/1/2020	Boise	Multi	$156,250 / unit	74%	2
122	Senior loan	5/30/2018	10.1	8.7	8.7	L + 3.90%	L + 3.98%	6/1/2021	Phoenix	Multi	$96,667 / unit	74%	3
123	Senior loan	6/18/2014	7.5	7.5	7.5	L + 4.00%	L + 4.50%	7/20/2019	Diversified-NL	Office	$43 / sqft	69%	1
124	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.00%	L + 5.02%	7/1/2019	Phoenix	Multi	$56,154 / unit	78%	3
125	Senior loan(3)	9/22/2017	91.0	0.9	(0.2)	L + 5.25%	L + 6.48%	10/9/2022	San Francisco	Multi	$446,078 / unit	46%	3

			$18,216.8	$14,740.8	$14,191.2	5.64%	5.96%	3.9 yrs				64%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2018, three loans in our portfolio have been financed with an aggregate $446.9 million of non-consolidated senior interest, which are included in the table above.

(4)

Portfolio excludes our $99.0 million subordinate risk retention interest in the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 5 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)

As of December 31, 2018, our floating rate loans were indexed to various benchmark rates, with 83% of floating rate loans by loan exposure indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2018, 96% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2018, the remaining 4% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following December 31, 2018, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes		Interest Rate Sensitivity as of December 31, 2018
			Increase in Rates		Decrease in Rates
Currency	in Interest Rates(1)(2)		25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$11,702,058	Income	$23,281	$46,561	$(22,988)	$(44,702)
	(8,678,603)	Expense	(16,654)	(33,480)	17,287	34,468

	$3,023,455	Net interest	$6,627	$13,081	$(5,701)	$(10,234)

GBP	$687,020	Income	$1,374	$2,748	$(1,374)	$(2,685)
	(407,732)	Expense	(815)	(1,631)	815	1,631

	$279,288	Net interest	$559	$1,117	$(559)	$(1,054)

EUR	$1,209,877	Income	$—	$1,360	$—	$—
	(918,871)	Expense	—	(1,013)	—	—

	$291,006	Net interest	$—	$347	$—	$—

CAD(3)	$196,548	Income	$393	$786	$(393)	$(786)
	(193,372)	Expense	(323)	(683)	397	773

	$3,176	Net interest	$70	$103	$4	$(13)

AUD	$312,893	Income	$626	$1,252	$(626)	$(1,252)
	(179,940)	Expense	(360)	(720)	360	720

	$132,953	Net interest	$266	$532	$(266)	$(532)

		Total net interest	$7,522	$15,180	$(6,522)	$(11,833)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 12 to our consolidated financial statements for additional details of our incentive fee calculation.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes three interest rate swaps totaling C$90.5 million ($66.4 million as of December 31, 2018) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of December 31, 2018, 4% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$/A$ in thousands):

	December 31, 2018
Foreign currency assets(1)	£911,524	€1,064,476	C$	435,484	A$	449,533
Foreign currency liabilities(1)	(623,013)	(797,560)		(354,980)		(256,796)
Foreign currency contracts – notional	(192,300)	(185,000)		(70,600)		(187,600)

Net exposure to exchange rate fluctuations	£96,211	€81,916	C$	9,904	A$	5,137

(1)	Balances include non-consolidated senior interests of £302.0 million.

	December 31, 2017
Foreign currency assets(1)	£652,211	€146,570	C$	528,739
Foreign currency liabilities(1)	(443,599)	(66,682)		(422,319)
Foreign currency contracts – notional	(112,700)	—		(95,100)

Net exposure to exchange rate fluctuations	£95,912	€79,888	C$	11,320

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $36.8 million and $30.6 million, respectively, as of December 31, 2018. Substantially all of our net asset exposure to the Canadian and Australian dollar has been hedged with foreign currency forward contracts.

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

Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2018, based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2018, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2018, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	—	$—	4,306,655
Equity compensation plans not approved by security holders(2)	—	—	—

Total	—	$—	4,306,655

(1)

The number of securities remaining for future issuances consists of an aggregate 4,306,655 shares issuable under our 2018 stock incentive plan and our 2018 manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

(2)	All of our equity compensation plans have been approved by security holders.

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2019 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.3	Form of 4.375% Convertible Senior Notes due 2022 (included as Exhibit A in Exhibit 4.2)

4.4

Third Supplemental Indenture, dated March 27, 2018, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14788) filed on March 27, 2018 and incorporated herein by reference)

4.5	Form of 4.75% Convertible Senior Notes due 2023 (included as Exhibit A in Exhibit 4.4)

10.1

Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.2

Amended and Restated Trademark License Agreement, dated as of December 21, 2017, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 13, 2018 and incorporated herein by reference)

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

10.9	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.10	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2013 Stock Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.11	+

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

10.16	+

Blackstone Mortgage Trust, Inc. 2016 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2016 and incorporated herein by reference)

10.17	+

Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2016 Manager Incentive Plan (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2017 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.18	+

Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 21, 2018 and incorporated herein by reference)

10.19	+*	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan

10.20	+

Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 21, 2018 and incorporated herein by reference)

10.21	+*	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan

10.22	+	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.23

Letter Agreement, dated as of July 15, 2015 detailing certain amendments to the Purchase and Sale Agreement, dated as of April 10, 2015, by and among General Electric Capital Corporation and the other parties thereto (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2015 and incorporated herein by reference)

10.24

Master Repurchase Agreement, dated as of May 21, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.25 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.25

Joinder Agreement, dated as of September 23, 2013, by Parlex 1 Finance, LLC, Parlex 3 Finance LLC and Bank of America, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.26

Joinder Termination Agreement, dated as of March 25, 2016, among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.27

Amendment No.  1 to Master Repurchase Agreement, dated as of September  23, 2013, by and between Bank of America, N.A. and Parlex 1 Finance, LLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.28

Amendment No.  2 to Master Repurchase Agreement, dated as of June 30, 2014, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.29

Amendment No.  3 to Master Repurchase Agreement, dated as of March 27, 2015, by and among Parlex 1 Finance, LLC, Parlex 3 Finance, LLC, and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.30

Amendment No.  4 to Master Repurchase Agreement, dated as of March  25, 2016, by and between Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.31

Amendment No.  5 to Master Repurchase Agreement, dated as of December 21, 2017, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.32

Amendment No.  6 to Master Repurchase Agreement, dated as of March 30, 2018, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.33

Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.34

Amendment No.  1 to Guarantee Agreement, dated as of September  23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.35

Amendment No.  2 to Guarantee Agreement, dated as of February  21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.36	*

Third Amended and Restated Master Repurchase Agreement, dated as of October  12, 2018, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 Au Finco, LLC and Citibank, N.A.

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

10.41	*	Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A.

10.42

Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.43

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

10.45

Amendment No.  2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.46

Amendment No.  3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.47

Amendment No.  4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.48

Amendment No.  5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.49

Amendment No.  6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March  13, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.50

Amendment No.  7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March  31, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.51

Amendment No.  8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.52	*	Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.53

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

10.54

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

10.55

Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.56

Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.57

Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.58

Amendment No.  1 to Master Repurchase Agreement, dated as of February  24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No.  1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.59

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

10.61

Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc, in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.62

Amended and Restated Master Repurchase Agreement, dated as of February 9, 2017, by and among Parlex 15 Finco, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.63

Amendment No.  1 to Amended and Restated Master Repurchase Agreement and Guaranty, dated as of March  24, 2017, by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.64	*

Amendment No.  2 to Amended and Restated Master Repurchase Agreement and Omnibus Amendment to Confirmations, dated as of October 16, 2017, by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch

10.65	*

Amendment No.  3 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2018, by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch

10.66	*

Amendment No.  4 to Amended and Restated Master Repurchase Agreement, dated as of November 20, 2018, by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch

10.67

Senior Facilities Agreement, dated March 2, 2018, between Project Quasar Pledgeco S.L.U., Bank of America Merrill Lynch International Limited, Deutsche Bank AG, London Branch, J.P. Morgan Securities PLC, Morgan Stanley Bank, N.A., Morgan Stanley Principal Funding, Inc., Parlex 15 Lux Eur Finco, S.À.R.L., The Royal Bank of Scotland PLC, SOF Investments S.À.R.L. and Situs Asset Management Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

Exhibit Number		Exhibit Description

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	++	XBRL Instance Document

101.SCH	++	XBRL Taxonomy Extension Schema Document

101.CAL	++	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTONE MORTGAGE TRUST, INC.

February 12, 2019	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 12, 2019 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 12, 2019 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal Executive Officer)

February 12, 2019 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 12, 2019 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 12, 2019 Date	/s/ Thomas E. Dobrowksi Thomas E. Dobrowski, Director

February 12, 2019 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 12, 2019 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 12, 2019 Date	/s/ Jonathan L. Pollack Jonathan L. Pollack, Director

February 12, 2019 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

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

To the Stockholders and the Board of Directors of

Blackstone Mortgage Trust, Inc.

New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 12, 2019

We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$105,662	$69,654
Restricted cash	—	32,864
Loans receivable, net	14,191,200	10,056,732
Other assets	170,513	99,575

Total Assets	$14,467,375	$10,258,825

Liabilities and Equity
Secured debt agreements, net	$8,974,756	$5,273,855
Loan participations sold, net	94,418	80,415
Securitized debt obligations, net	1,285,471	1,282,412
Convertible notes, net	609,911	563,911
Other liabilities	128,212	140,826

Total Liabilities	11,092,768	7,341,419

Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 123,435,738 and 107,883,860 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,234	1,079
Additional paid-in capital	3,966,540	3,506,861
Accumulated other comprehensive loss	(34,222)	(29,706)
Accumulated deficit	(569,428)	(567,168)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,364,124	2,911,066
Non-controlling interests	10,483	6,340

Total Equity	3,374,607	2,917,406

Total Liabilities and Equity	$14,467,375	$10,258,825

Note: The consolidated balance sheets as of December 31, 2018 and December 31, 2017 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both December 31, 2018 and December 31, 2017, assets of the consolidated VIEs totaled $1.5 billion and liabilities of the consolidated VIEs totaled $1.3 billion. Refer to Note 16 for additional discussion of the VIEs.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Income from loans and other investments
Interest and related income	$756,109	$537,915	$497,974
Less: Interest and related expenses	359,625	234,870	184,270

Income from loans and other investments, net	396,484	303,045	313,704
Other expenses
Management and incentive fees	74,834	54,841	55,959
General and administrative expenses	35,529	29,922	27,716

Total other expenses	110,363	84,763	83,675
Gain on investments at fair value	—	—	13,420
Income from equity investment in unconsolidated subsidiary	—	—	3,187

Income before income taxes	286,121	218,282	246,636
Income tax provision	308	314	196

Net income	285,813	217,968	246,440

Net income attributable to non-controlling interests	(735)	(337)	(8,143)

Net income attributable to Blackstone Mortgage Trust, Inc.	$285,078	$217,631	$238,297

Net income per share of common stock basic and diluted	$2.50	$2.27	$2.53

Weighted-average shares of common stock outstanding, basic and diluted	113,857,238	95,963,616	94,165,351

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$285,813	$217,968	$246,440
Other comprehensive income
Unrealized (loss) gain on foreign currency translation	(44,317)	47,124	(49,686)
Realized and unrealized gain (loss) on derivative financial instruments	39,801	(20,628)	26,242

Other comprehensive (loss) income	(4,516)	26,496	(23,444)

Comprehensive income	281,297	244,464	222,996
Comprehensive income attributable to non-controlling interests	(735)	(337)	(8,143)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$280,562	$244,127	$214,853

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2015	$937	$3,070,200	$(32,758)	$(545,791)	$2,492,588	$13,143	$2,505,731
Shares of class A common stock issued, net	8	—	—	—	8	—	8
Restricted class A common stock earned	—	19,045	—	—	19,045	—	19,045
Dividends reinvested	—	377	—	(350)	27	—	27
Deferred directors’ compensation	—	375	—	—	375	—	375
Other comprehensive loss	—	—	(23,444)	—	(23,444)	—	(23,444)
Net income	—	—	—	238,297	238,297	8,143	246,440
Dividends declared on common stock, $2.48 per share	—	—	—	(233,293)	(233,293)	—	(233,293)
Distributions to non-controlling interests	—	—	—	—	—	(21,286)	(21,286)

Balance at December 31, 2016	$945	$3,089,997	$(56,202)	$(541,137)	$2,493,603	$—	$2,493,603

Shares of class A common stock issued, net	134	391,434	—	—	391,568	—	391,568
Restricted class A common stock earned	—	23,584	—	—	23,584	—	23,584
Issuance of convertible notes	—	964	—	—	964	—	964
Dividends reinvested	—	444	—	(400)	44	—	44
Deferred directors’ compensation	—	438	—	—	438	—	438
Other comprehensive loss	—	—	26,496	—	26,496	—	26,496
Net income	—	—	—	217,631	217,631	337	217,968
Dividends declared on common stock, $2.48 per share	—	—	—	(243,262)	(243,262)	—	(243,262)
Contributions from non-controlling interests	—	—	—	—	—	12,165	12,165
Distributions to non-controlling interests	—	—	—	—	—	(6,162)	(6,162)

Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406

Shares of class A common stock issued, net	155	476,275	—	—	476,430	—	476,430
Restricted class A common stock earned	—	27,644	—	—	27,644	—	27,644
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Conversion of convertible notes	—	(46,720)	—	—	(46,720)	—	(46,720)
Dividends reinvested	—	518	—	(465)	53	—	53
Deferred directors’ compensation	—	500	—	—	500	—	500
Other comprehensive income	—	—	(4,516)	—	(4,516)	—	(4,516)
Net income	—	—	—	285,078	285,078	735	285,813
Dividends declared on common stock, $2.48 per share	—	—	—	(286,873)	(286,873)	—	(286,873)
Contributions from non-controlling interests	—	—	—	—	—	9,315	9,315
Distributions to non-controlling interests	—	—	—	—	—	(5,907)	(5,907)

Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607

See accompanying notes to consolidated financial statements

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$285,813	$217,968	$246,440
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	28,154	24,031	21,899
Amortization of deferred fees on loans and debt securities	(47,093)	(38,373)	(40,345)
Amortization of deferred financing costs and premiums/ discount on debt obligations	28,097	21,988	19,339
Gain on investments at fair value	—	—	(13,420)
Income from equity investment in unconsolidated subsidiary	—	—	(3,187)
Distributions of income from unconsolidated subsidiary	—	—	9,977
Changes in assets and liabilities, net
Other assets	(23,352)	(4,632)	6,069
Other liabilities	18,383	6,479	(10,120)

Net cash provided by operating activities	290,002	227,461	236,652

Cash flows from investing activities
Origination and fundings of loans receivable	(7,890,051)	(3,598,166)	(3,151,882)
Principal collections and sales proceeds from loans receivable	3,084,747	2,780,431	3,514,429
Loan contributed to securitization	512,002	—	—
Investment in debt securities held-to-maturity	(95,937)	—	—
Origination and exit fees received on loans receivable	104,408	55,441	44,697
Receipts under derivative financial instruments	47,527	6,453	41,573
Payments under derivative financial instruments	(18,475)	(20,870)	(14,730)
Return of collateral deposited under derivative agreements	43,110	16,120	—
Collateral deposited under derivative agreements	(38,990)	(20,161)	—

Net cash (used in) provided by investing activities	(4,251,659)	(780,752)	434,087

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities
Borrowings under secured debt agreements	$9,183,852	$4,306,301	$3,185,933
Repayments under secured debt agreements	(5,413,070)	(4,778,194)	(3,534,803)
Proceeds from issuance of collateralized loan obligations	—	817,500	—
Proceeds from sale of loan participations	99,696	80,706	54,441
Repayment of loan participations	(85,875)	(381,310)	(136,000)
Payment of deferred financing costs	(25,006)	(27,465)	(15,350)
Contributions from non-controlling interests	9,315	12,165	—
Distributions to non-controlling interests	(5,907)	(6,162)	(21,070)
Net proceeds from issuance of convertible notes	214,775	394,632	—
Repayment of convertible notes	(219,232)	—	—
Net proceeds from issuance of class A common stock	476,420	391,558	27
Dividends paid on class A common stock	(277,260)	(234,989)	(232,775)

Net cash provided by (used in) financing activities	3,957,708	574,742	(699,597)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(3,949)	21,451	(28,858)
Cash, cash equivalents, and restricted cash at beginning of year	102,518	75,567	106,006
Effects of currency translation on cash, cash equivalents, and restricted cash	7,093	5,500	(1,581)

Cash, cash equivalents, and restricted cash at end of year	$105,662	$102,518	$75,567

Supplemental disclosure of cash flows information
Payments of interest	$(318,919)	$(206,966)	$(164,905)

Payments of income taxes	$(554)	$(296)	$(286)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(76,530)	$(66,888)	$(58,615)

Loan principal payments held by servicer, net	$4,855	$15,763	$670

Consolidation of loans receivable of a VIE	$—	$500,000	$—

Consolidation of securitized debt obligations of a VIE	$—	$(474,620)	$—

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

In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. Refer to Note 16 for additional discussion of our VIEs.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$105,662	$69,654
Restricted cash	—	32,864

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$105,662	$102,518

Loans Receivable and Provision for Loan Losses

We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost. We are required to periodically evaluate each of these loans for possible

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

If, based on current information and events, there is an adverse change in cash flows expected to be collected from the cash flows previously projected for one of our debt securities, an other-than-temporary impairment is deemed to have occurred. A change in expected cash flows is considered adverse if the present value of the revised cash flows (taking into consideration both the timing and amount of cash flows expected to be collected), discounted using the debt security’s current yield, is less than the present value of the previously estimated remaining cash flows. If an other-than-temporary impairment is considered to have occurred, the debt security is written down to fair value. The total other-than-temporary impairment is bifurcated into (i) the amount related to expected credit losses, and (ii) the amount related to fair value adjustments in excess of expected credit losses. The other-than-temporary impairment related to expected credit losses is calculated by comparing the amortized cost basis of the security to the present value of cash flows expected to be collected, discounted at the security’s current yield, and is recognized in earnings in the consolidated statement of operations. The remaining other-

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

than-temporary impairment that is not related to expected credit losses is recognized in other comprehensive income (loss). A portion of other-than-temporary impairments recognized through earnings is accreted back to the amortized cost basis of the security through interest income, while amounts recognized through other comprehensive income (loss) are amortized over the life of the security with no impact on earnings.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

3. LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2018	December 31, 2017
Number of loans	125	110
Principal balance	$14,293,970	$10,108,226
Net book value	$14,191,200	$10,056,732
Unfunded loan commitments(1)	$3,405,945	$1,573,107
Weighted-average cash coupon(2)	5.67%	5.55%
Weighted-average all-in yield(2)	6.00%	5.95%
Weighted-average maximum maturity (years)(3)	3.9	3.5

(1)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of December 31, 2018, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and 2% earned a fixed rate of interest. As of December 31, 2017, 97% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and 3% earned a fixed rate of interest. Cash coupon and all-in yield assume applicable floating benchmark rates as of December 31, 2018 and December 31, 2017, respectively, for weighted-average calculation. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of both December 31, 2018 and 2017, 75% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
December 31, 2016	$8,727,218	$(34,240)	$8,692,978
Loan fundings	4,072,786	—	4,072,786
Loan repayments	(2,828,610)	—	(2,828,610)
Unrealized gain (loss) on foreign currency translation	136,832	(186)	136,646
Deferred fees and other items	—	(55,441)	(55,441)
Amortization of fees and other items	—	38,373	38,373

December 31, 2017	$10,108,226	$(51,494)	$10,056,732

Loan fundings	7,890,051	—	7,890,051
Loan repayments	(3,035,383)	—	(3,035,383)
Loan contributed to securitization	(517,500)	5,498	(512,002)
Unrealized (loss) gain on foreign currency translation	(151,424)	770	(150,654)
Deferred fees and other items	—	(104,408)	(104,408)
Amortization of fees and other items	—	46,864	46,864

December 31, 2018	$14,293,970	$(102,770)	$14,191,200

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2018
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
Office	55	$7,066,611	$7,125,991	49%
Hotel	18	2,541,283	2,623,161	18
Multifamily	34	1,961,522	1,973,084	13
Spanish Assets	1	1,124,174	1,131,334	8
Industrial	5	609,261	613,774	4
Retail	4	348,961	350,112	2
Self-Storage	2	277,318	278,880	2
Condominium	3	92,557	154,766	1
Other	3	169,513	489,742	3

	125	$14,191,200	$14,740,844	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
United States
Northeast	32	$4,322,114	$4,359,938	31%
West	29	3,137,072	3,222,706	22
Southeast	19	2,258,033	2,271,664	15
Midwest	9	1,161,637	1,170,619	8
Southwest	13	478,665	481,745	3
Northwest	4	238,844	239,872	2

Subtotal	106	11,596,365	11,746,544	81
International
Spain	1	1,124,174	1,131,334	8
United Kingdom	7	754,299	1,094,663	7
Canada	5	316,268	313,229	2
Australia	3	310,372	312,893	2
Belgium	1	70,621	71,007	—
Germany	1	11,585	63,637	—
Netherlands	1	7,516	7,537	—

Subtotal	19	2,594,835	2,994,300	19

Total	125	$14,191,200	$14,740,844	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $446.9 million of such non-consolidated senior interests as of December 31, 2018.

(2)	Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. See Note 5 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2017
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	53	$5,773,972	$5,807,170	53%
Hotel	15	1,830,568	1,905,497	17
Multifamily	25	1,220,423	1,228,959	11
Retail	6	487,473	940,980	8
Condominium	2	142,342	268,751	2
Other	9	601,954	942,251	9

	110	$10,056,732	$11,093,608	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Northeast	26	$2,857,948	$2,871,219	26%
West	29	2,672,069	2,816,276	24
Southeast	17	2,007,202	2,470,992	22
Midwest	9	856,559	862,578	8
Southwest	10	380,204	380,120	3
Northwest	2	283,381	286,221	3

Subtotal	93	9,057,363	9,687,406	86
International
United Kingdom	6	440,317	794,789	7
Canada	7	415,893	412,343	4
Belgium	1	73,779	74,431	1
Germany	1	12,237	67,399	1
Netherlands	2	57,143	57,240	1

Subtotal	17	999,369	1,406,202	14

Total	110	$10,056,732	$11,093,608	100%

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

December 31, 2018				December 31, 2017
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	2	$181,366	$182,740	1	1	$31,842	$31,890
2	38	3,860,432	3,950,025	2	41	3,512,709	3,521,701
3	85	10,149,402	10,608,079	3	67	6,491,617	7,519,465
4	—	—	—	4	1	20,564	20,552
5	—	—	—	5	—	—	—

	125	$14,191,200	$14,740,844		110	$10,056,732	$11,093,608

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $446.9 million and $985.4 million of such non-consolidated senior interests as of December 31, 2018 and December 31, 2017, respectively.

(2)	Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. See Note 5 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both December 31, 2018 and 2017. We had one loan with a risk rating of “4” in our portfolio as of December 31, 2017, which was repaid in full in April 2018.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of December 31, 2018 or 2017.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2018 and December 31, 2017, our Multifamily Joint Venture held $334.6 million and $182.2 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

4. EQUITY INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

Our equity investment in unconsolidated subsidiary consisted solely of our carried interest in CTOPI, a fund formerly sponsored and managed by an affiliate of our Manager. The investment was fully realized as of December 31, 2016 and we no longer have any investments in unconsolidated subsidiaries on our consolidated financial statements.

Our carried interest in CTOPI entitled us to earn promote revenue in an amount equal to 17.7% of the fund’s profits, after a 9% preferred return and 100% return of capital to the CTOPI partners. During the year ended December 31, 2016, we recognized $3.2 million of promote income from CTOPI in respect of our carried interest and recorded such amounts as income in our consolidated statement of operations.

CTOPI Incentive Management Fee Grants

In January 2011, we created a management compensation pool for employees equal to 45% of the CTOPI promote distributions received by us. During the year ended December 31, 2016, we recognized $1.6 million of

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

expenses under the CTOPI incentive plan. Such amounts were recognized as a component of general and administrative expenses in our consolidated statements of operations.

5. OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	December 31, 2018	December 31, 2017
Debt securities held-to-maturity(1)	$96,167	$—
Accrued interest receivable	56,679	38,573
Derivative assets	9,916	1,214
Loan portfolio payments held by servicer(2)	6,133	54,759
Prepaid expenses	647	798
Prepaid taxes	6	31
Collateral deposited under derivative agreements	—	4,120
Other	965	80

Total	$170,513	$99,575

(1)

Represents a $99.0 million subordinate risk retention interest in the $1.0 billion 2018 Single Asset Securitization, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 16 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	December 31, 2018	December 31, 2017
Accrued dividends payable	$76,530	$66,888
Accrued interest payable	25,588	14,162
Accrued management and incentive fees payable	18,586	14,284
Accounts payable and other liabilities	4,583	2,125
Derivative liabilities	2,925	4,911
Secured debt repayments pending servicer remittance(1)	—	38,456

Total	$128,212	$140,826

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

6. SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include credit facilities, asset-specific financings, the GE portfolio acquisition facility, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2018	December 31, 2017
Credit facilities	$6,903,683	$4,068,249
Asset-specific financings	1,538,548	518,864
GE portfolio acquisition facility	510,405	703,423
Revolving credit agreement	43,845	—

Total secured debt agreements	$8,996,481	$5,290,536

Deferred financing costs(1)	(21,725)	(16,681)

Net book value of secured debt	$8,974,756	$5,273,855

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Credit Facilities

During the year ended December 31, 2018, we added two new credit facilities, providing an aggregate additional $2.0 billion of credit capacity, and increased the maximum facility size of five of our existing credit facilities, providing an aggregate additional $2.3 billion of credit capacity.

The following tables detail our credit facilities ($ in thousands):

	December 31, 2018
Lender	Maximum Facility Size(1)	Credit Borrowings			Collateral Assets(3)
		Potential(2)	Outstanding	Available(2)
Wells Fargo	$3,000,000	$1,398,103	$1,311,749	$86,354	$1,853,770
Deutsche Bank	1,100,000	934,631	934,631	—	1,193,713
Barclays	1,500,000	890,620	890,620	—	1,113,275
Bank of America	1,000,000	873,446	873,446	—	1,090,117
MetLife	704,325	675,329	675,329	—	852,733
Citibank(4)	1,000,000	817,993	630,454	187,539	1,030,116
JP Morgan	500,000	492,349	492,349	—	626,897
Société Générale(5)	688,020	321,182	321,182	—	404,048
Morgan Stanley(6)	637,700	341,241	276,721	64,520	457,496
Goldman Sachs	450,000	230,140	230,140	—	295,368
Goldman Sachs - Multi. JV(7)	250,000	170,060	170,060	—	212,983
Bank of America - Multi. JV(7)	200,000	97,002	97,002	—	121,636

	$11,030,045	$7,242,096	$6,903,683	$338,413	$9,252,152

	December 31, 2017
	Maximum Facility Size(1)	Credit Borrowings			Collateral Assets(3)
Lender		Potential(2)	Outstanding	Available(2)
Wells Fargo	$2,000,000	$1,289,135	$1,170,801	$118,334	$1,680,325
MetLife	1,000,000	807,164	807,164	—	1,039,231
Bank of America	750,000	573,542	573,542	—	765,049
JP Morgan	500,000	443,496	319,755	123,741	579,218
Société Générale(5)	480,200	300,871	300,871	—	373,181
Deutsche Bank	500,000	295,743	295,743	—	399,203
Citibank(4)	800,125	354,354	240,881	113,473	455,433
Morgan Stanley(6)	675,650	456,344	216,044	240,300	591,168
Bank of America - Multi. JV(7)	200,000	85,560	85,560	—	106,950
Goldman Sachs - Multi. JV(7)	250,000	57,888	57,888	—	75,225

	$7,155,975	$4,664,097	$4,068,249	$595,848	$6,064,983

(1)	Maximum facility size represents the largest amount of borrowings available under a given facility once sufficient collateral assets have been approved by the lender and pledged by us.
(2)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(3)	Represents the principal balance of the collateral assets.
(4)

As of December 31, 2018 the Citibank facility was denominated in U.S. dollars. As of December 31, 2017, the maximum facility size was composed of a $500.0 million facility denominated in U.S. dollars plus a €250.0 million facility, which translated to $300.1 million as of such date.

(5)

As of December 31, 2018, the Société Générale maximum facility size was €600.0 million, which translated to $688.0 million. As of December 31, 2017 the maximum facility size was €400.0 million, which translated to $480.2 million.

(6)	As of December 31, 2018 and 2017, the Morgan Stanley maximum facility of £500.0 million was translated to $637.7 million and $675.7 million, respectively.
(7)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The weighted-average outstanding balance of our credit facilities was $4.7 billion for the year ended December 31, 2018. As of December 31, 2018, we had aggregate borrowings of $6.9 billion outstanding under our credit facilities, with a weighted-average cash coupon of LIBOR plus 1.75% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.95% per annum, and a weighted-average advance rate of 79.3%. As of December 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, excluding extension options and term-out provisions, of 1.8 years.

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

The following tables outline the key terms of our credit facilities as of December 31, 2018:

Lender	Currency	Guarantee(1)	Margin Call(2)	Term/Maturity
Goldman Sachs - Multi. JV(3)		$25%	Collateral marks only	July 12, 2020(4)
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2021
Bank of America - Multi. JV(3)		$43%	Collateral marks only	July 19, 2021(5)
Deutsche Bank		$25%	Collateral marks only	August 9, 2021(6)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 1, 2022
Barclays		$25%	Collateral marks only	March 29, 2023(7)
MetLife		$50%	Collateral marks only	April 22, 2023(8)
Bank of America		$50%	Collateral marks only	May 21, 2023(9)
Goldman Sachs		$25%	Collateral marks only	October 22, 2023(10)
Citibank	$ / £ / € / A$	25%	Collateral marks only	Term matched(11)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched(11)
Wells Fargo		$25%	Collateral marks only	Term matched(11)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Includes a one-year extension option which may be exercised at our sole discretion.
(5)	Includes two one-year extension options which may be exercised at our sole discretion.
(6)	Includes two one-year extension options which may be exercised at our sole discretion.
(7)	Includes four one-year extension options which may be exercised at our sole discretion.
(8)	Includes four one-year extension options which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)	Includes three one-year extension options which may be exercised at our sole discretion.
(11)

These credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Currency	Potential Borrowings		Outstanding Borrowings(1)		Floating Rate Index	Spread(2)	Advance Rate(3)
$		$6,591,590		$6,302,207	1-month USD LIBOR	1.73%	79.3%
£		£319,690		£319,690	3-month GBP LIBOR	1.90%	79.2%
A$	A$	255,270	A$	255,270	3-month BBSY	1.90%	78.0%
€		€54,796		€12,038	3-month EURIBOR	2.28%	80.0%

		$7,242,096		$6,903,683		1.75%	79.3%

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

Asset-Specific Financings

During the year ended December 31, 2018, we entered into an €800.0 million asset-specific financing secured by a €1.0 billion senior loan. The following tables detail our asset-specific financings ($ in thousands):

	December 31, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	5	$1,923,404	$1,912,990	L+3.49%	n/a	Sep. 2022
Financing provided(4)	5	$1,538,548	$1,532,306	L+1.82%	$1,172,572	Sep. 2022

	December 31, 2017
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Guarantee(2)	Wtd. Avg. Term(3)
Collateral assets	6	$682,259	$677,296	L+4.76%	n/a	Dec. 2020
Financing provided(4)	6	$518,864	$517,088	L+2.50%	$162,475	Dec. 2020

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

(4)

As of December 31, 2018 and December 31, 2017, borrowings of $551.7 million and $394.8 million, respectively, under these asset specific financings are cross collateralized with related credit facilities with the same lenders.

The weighted-average outstanding balance of our asset-specific financings was $1.3 billion for the year ended December 31, 2018 and $576.4 million for the year ended December 31, 2017.

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

The following tables detail our asset-specific borrowings related to the GE portfolio acquisition ($ in thousands):

	December 31, 2018
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	11	$660,743	$662,521	6.32%	n/a	May 2021
Financing provided(5)	11	$510,405	$509,813	L+1.79%	$250,000	May 2021

	December 31, 2017
GE Portfolio Acquisition Facility	Count	Principal Balance(1)	Book Value	Wtd. Avg. Yield/Cost(2)	Guarantee(3)	Wtd. Avg. Term(4)
Collateral assets	16	$906,707	$911,092	5.74%	n/a	Jul. 2020
Financing provided(5)	16	$703,423	$702,337	L+1.72%	$250,000	Jul. 2020

(1)

As of December 31, 2018, this facility provided for $591.7 million of financing, of which $510.4 million was outstanding and an additional $81.3 million was available to finance future loan fundings in the GE portfolio. As of December 31, 2017, this facility provided for $816.3 million of financing, of which $703.4 million was outstanding and an additional $112.9 million was available to finance future loan fundings in the GE portfolio.

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

(5)	Borrowings under these financings are cross collateralized with the related credit facility with the same lender.

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

During the year ended December 31, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $44.3 million and we recorded interest expense of $3.8 million, including $1.1 million of amortization of deferred fees and expenses. As of December 31, 2018, we had $43.8 million of borrowings outstanding under the agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2017, the weighted-average outstanding borrowings under the revolving credit agreement was $30.7 million and we recorded interest expense of $3.0 million, including $829,000 of amortization of deferred fees and expenses. As of December 31, 2017, we had no outstanding borrowings under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.5 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to December 31, 2018; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2018 and December 31, 2017, we were in compliance with these covenants.

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

The following tables detail our loan participations sold ($ in thousands):

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$123,745	$122,669	L+5.92%	n/a	Feb. 2022
Senior participation(3)(4)	1	94,528	94,418	L+4.07%	n/a	Feb. 2022

	December 31, 2017
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost(1)	Guarantee(2)	Term
Total loan	1	$141,119	$138,907	L+5.94%	n/a	Feb. 2022
Senior participation(3)(4)	1	80,706	80,415	L+4.14%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of December 31, 2018 and December 31, 2017, our loan participation sold was non-recourse to us.
(3)	During the years ended December 31, 2018 and 2017, we recorded $16.6 million and $10.1 million, respectively, of interest expense related to our loan participations sold.
(4)

The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $110,000 and $291,000, as of December 31, 2018 and December 31, 2017, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

8. SECURITIZED DEBT OBLIGATIONS, NET

We have financed a pool of our loans through a collateralized loan obligation, or the CLO, and have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The CLO and the 2017 Single Asset Securitization have issued securitized debt obligations that are non-recourse to us. Both the CLO and the 2017 Single Asset Securitization are consolidated in our financial statements. Refer to Note 16 for further discussion of our CLO and 2017 Single Asset Securitization.

The following tables detail our securitized debt obligations ($ in thousands):

	December 31, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	26	$1,000,000	$1,000,000	6.25%	Apr. 2022
Financing provided	1	817,500	811,023	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets(3)	1	682,297	678,770	L+3.60%	June 2023
Financing provided	1	474,620	474,448	L+1.65%	June 2033
Total
Collateral assets	27	$1,682,297	$1,678,770	6.19%

Financing provided(4)	2	$1,292,120	$1,285,471	L+1.71%

	December 31, 2017
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	5.16%	Nov. 2021
Financing provided	1	817,500	808,084	L+1.76%	June 2035
2017 Single Asset Securitization
Collateral assets(3)	1	656,406	652,880	L+3.60%	June 2023
Financing provided	1	474,620	474,328	L+1.94%	June 2033
Total
Collateral assets	32	$1,656,406	$1,652,880	5.17%

Financing provided(4)	2	$1,292,120	$1,282,412	L+1.83%

(1)

As of December 31, 2018 and 2017, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the years ended December 31, 2018 and 2017, we recorded $48.8 million and $8.5 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

9. CONVERTIBLE NOTES, NET

As of December 31, 2018, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of December 31, 2018.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.86 on December 31, 2018 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share. During the year ended December 31, 2018, we settled $172.5 million of our convertible notes from our November 2013 issuance. The convertible notes were settled entirely in cash for an aggregate $219.2 million, resulting in a $46.7 million charge to our additional paid-in capital.

Upon our issuance of the November 2013 convertible notes, we recorded a $9.1 million discount based on the implied value of the conversion option and an assumed effective interest rate of 6.50%, as well as $4.1 million of initial issuance costs. Including the amortization of this discount and the issuance costs, our total cost of the November 2013 convertible notes issuance was 7.16% per annum. Our November 2013 convertible notes matured on December 1, 2018.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2018	December 31, 2017
Face value	$622,500	$575,000
Unamortized discount	(11,740)	(10,279)
Deferred financing costs	(849)	(810)

Net book value	$609,911	$563,911

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash coupon	$33,859	$19,259	$9,056
Discount and issuance cost amortization	5,531	4,040	2,736

Total interest expense	$39,390	$23,299	$11,792

Accrued interest payable for the Convertible Notes was $6.0 million and $3.7 million as of December 31, 2018 and December 31, 2017, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2018				December 31, 2017
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	3		£192,300	Sell GBP Forward	1		£112,700
Sell AUD Forward	2	A$	187,600	Sell CAD Forward	1	C$	95,100
Sell EUR Forward	1		€185,000
Sell CAD Forward	1	C$	70,600

Cash Flow Hedges of Interest Rate Risk

Certain of our transactions expose us to interest rate risks, which include a fixed versus floating rate mismatch between our assets and liabilities. We use derivative financial instruments, which include interest rate caps and swaps, and may also include interest rate options, floors, and other interest rate derivative contracts, to hedge interest rate risk.

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swap	3	C$	90,472	1.0%	CDOR	0.5
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	0.5
Interest Rate Caps	2	C$	39,998	2.5%	CDOR	0.6

December 31, 2017
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	4	C$	108,094	1.0%	CDOR	1.4
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	1.5
Interest Rate Caps	3	C$	23,370	2.0%	CDOR	0.3

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2018, we estimate that an additional $267,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the year ended December 31, 2018 we recorded gains of $23,000 related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements. During the years ended December 31, 2017 and 2016, we recorded losses of $449,000 and $1.9 million, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following tables summarize our non-designated hedges (notional amount in thousands):

December 31, 2018
Non-designated Hedges	Number of Instruments	Notional Amount
Buy AUD / Sell USD Forward	1	A$	55,000
Buy USD / Sell AUD Forward	1	A$	55,000
Buy GBP / Sell USD Forward	1		£23,200
Buy USD / Sell GBP Forward	1		£23,200
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2017
Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1		€12,857

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Foreign exchange contracts	$8,210	$—	$1,307	$4,872
Interest rate derivatives	590	1,214	—	—

Total	$8,800	$1,214	$1,307	$4,872

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1,116	$—	$1,618	$39
Interest rate derivatives	—	—	—	—

Total	$1,116	$—	$1,618	$39

Total Derivatives	$9,916	$1,214	$2,925	$4,911

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from		Amount of Loss Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Accumulated		Year Ended December 31,
	2018	2017	2016	OCI into Income		2018	2017	2016
Net Investment Hedges
Foreign exchange contracts(1)	$40,372	$(22,216)	$25,355	Interest Expense		$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	(8)	757	89	Interest Expense	(2)	563	(831)	(798)

Total	$40,364	$(21,459)	$25,444			$563	$(831)	$(798)

(1)

During the year ended December 31, 2018, we received net cash settlements of $29.1 million on our foreign currency forward contracts. During the years ended December 31, 2017 and 2016, we paid net cash settlements of $14.2 million and received net cash settlements of $26.8 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the year ended December 31, 2018, we recorded total interest and related expenses of $359.6 million, which included a $563,000 expense reduction related to income generated by our cash flow hedges. During the years ended December 31, 2017 and 2016, we recorded total interest and related expenses of $234.9 million and $184.3 million, respectively, which included interest expenses of $831,000 and $798,000, respectively, related to our cash flow hedges.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2018, we were in a net asset position with each such derivative counterparty and did not have any collateral posted under these derivative contracts. As of December 31, 2017, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty, and posted collateral of $4.1 million under these derivative contracts.

11. EQUITY

Stock and Stock Equivalents

Authorized Capital

As of December 31, 2018, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2018.

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

The following table details our issuance of class A common stock during the years ended December 31, 2018, 2017, and 2016 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings
	2018(1)	2017	2016
Shares issued	14,566,743	12,420,000	—
Gross share issue price(2)	$33.16	$31.90	$—
Net share issue price(3)	$32.76	$31.57	$—
Net proceeds(4)	$476,420	$391,558	$—

(1)	Issuance includes 7.7 million shares issued under our at-the-market program, with a weighted average issue price of $33.66.
(2)	Represents gross price per share paid by the underwriters or sales agents, as applicable.
(3)	Represents net proceeds per share after underwriting or sales discounts and commissions.
(4)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2018	2017	2016
Beginning balance	108,081,077	94,709,290	93,843,847
Issuance of class A common stock(2)	14,568,431	12,421,401	1,070
Issuance of restricted class A common stock, net	983,447	922,196	836,867
Issuance of deferred stock units	31,622	28,190	27,506

Ending balance	123,664,577	108,081,077	94,709,290

(1)	Includes deferred stock units held by members of our board of directors of 228,839, 197,217, and 169,027 as of December 31, 2018, 2017, and 2016, respectively.
(2)	Includes 1,688, 1,401, and 1,070 shares issued under our dividend reinvestment program during the years ended December 31, 2018, 2017, and 2016, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2018, 2017, and 2016 we issued 1,688 shares, 1,401 shares, and 1,070 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2018, a total of 9,995,238 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On November 14, 2018, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock and we terminated our previous ATM Agreements, which we originally entered into on May 9, 2014. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2018, we issued and sold 7,666,743 shares of class A common stock under ATM Agreements, with net proceeds totaling $254.1 million. We did not sell any shares of our class A common stock under ATM Agreements during the years ended December 31, 2017 and 2016. As of December 31, 2018, sales of our class A common stock with an aggregate sales price of $429.9 million remained available for issuance under our ATM Agreements.

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

On December 13, 2018, we declared a dividend of $0.62 per share, or $76.5 million, that was paid on January 15, 2019, to stockholders of record as of December 31, 2018. The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Dividends declared per share of common stock	$2.48	$2.48	$2.48
Percent taxable as ordinary dividends	99.70%	97.20%	92.77%
Percent taxable as capital gain dividends	0.30%	2.80%	7.23%

	100.0%	100.0%	100.0%

Earnings Per Share

We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income(1)	$285,078	$217,631	$238,297
Weighted-average shares outstanding, basic and diluted	113,857,238	95,963,616	94,165,351

Per share amount, basic and diluted	$2.50	$2.27	$2.53

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of December 31, 2018, total accumulated other comprehensive loss was $34.2 million, primarily representing (i) $104.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $70.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2017, total accumulated other comprehensive loss was $29.7 million, primarily representing (i) $60.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $30.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2018, our Multifamily Joint Venture’s total equity was $69.9 million, of which $59.4 million was owned by us, and $10.5 million was allocated to non-controlling interests. As of December 31, 2017, our Multifamily Joint Venture’s total equity was $42.3 million, of which $36.0 million was owned by us, and $6.3 million was allocated to non-controlling interests.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

During the years ended December 31, 2018, 2017, and 2016, we incurred management fees payable to our Manager of $47.0 million, $38.6 million, and $38.0 million, respectively. In addition, during the years ended December 31, 2018, 2017, and 2016, we incurred incentive fees payable to our Manager of $27.9 million, $16.2 million, and $18.0 million, respectively.

As of December 31, 2018 and 2017, we had accrued management and incentive fees payable to our Manager of $18.6 million and $14.3 million, respectively.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Professional services(1)	$4,437	$3,812	$3,311
Operating and other costs(1)	2,938	1,903	2,147

Subtotal	7,375	5,715	5,458
Non-cash and CT Legacy Portfolio compensation expenses
Management incentive awards plan - CTOPI(2)	—	—	1,568
Management incentive awards plan - CT Legacy Partners(3)	—	—	1,094
Restricted class A common stock earned	27,654	23,593	19,052
Director stock-based compensation	500	438	375

Subtotal	28,154	24,031	22,089

Total BXMT expenses	35,529	29,746	27,547
Other expenses	—	176	169

Total general and administrative expenses	$35,529	$29,922	$27,716

(1)	During the years ended December 31, 2018 and December 31, 2017, we recognized an aggregate $427,000 and $232,000, respectively, of expenses related to our Multifamily Joint Venture.
(2)	Represents the portion of CTOPI promote revenue recorded under compensation awards. See Note 4 for further discussion.
(3)	Represents the amounts recorded under the CT Legacy Partners management incentive awards during the period. See below for discussion of the CT Legacy Partners management incentive awards plan.

CT Legacy Partners Management Incentive Awards Plan

In conjunction with our March 2011 restructuring, we created an employee pool for up to 6.75% of the distributions paid to the common equity holders of our subsidiary, CT Legacy Partners (subject to certain caps and priority distributions). During the year ended December 31, 2016, we recognized $1.1 million of expenses under the CT Legacy Partners incentive plan. Our investment in CT Legacy Partners was substantially realized as of December 31, 2016.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

13. INCOME TAXES

We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2018 and 2017, we were in compliance with all REIT requirements.

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

During the years ended December 31, 2018, 2017, and 2016, we recorded a current income tax provision of $308,000, $314,000, and $196,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2018 or 2017.

Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable REIT subsidiaries generate taxable income in future periods, they may be subject to lower U.S. federal income tax rates.

We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2018, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration.

As of December 31, 2018, tax years 2015 through 2018 remain subject to examination by taxing authorities.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

14. STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2018, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under nine benefit plans as of December 31, 2018. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2018, there were 4,306,655 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2016	1,309,995	$28.68
Granted	925,319	31.78
Vested	(748,016)	28.69
Forfeited	(3,123)	27.37

Balance as of December 31, 2017	1,484,175	$30.61

Granted	1,001,267	33.93
Vested	(852,715)	30.10
Forfeited	(17,820)	30.44

Balance as of December 31, 2018	1,614,907	$32.94

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,614,907 shares of restricted class A common stock outstanding as of December 31, 2018 will vest as follows: 843,678 shares will vest in 2019; 543,721 shares will vest in 2020; and 227,508 shares will vest in 2021. As of December 31, 2018, total unrecognized compensation cost relating to nonvested share-based compensation arrangements was $50.2 million based on the grant date fair value of shares granted, subsequent to our adoption of ASU 2018-07. The compensation cost of our share-based compensation arrangements for awards granted before our adoption of ASU 2018-07 is based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to our adoption of ASU 2018-07. This cost is expected to be recognized over a weighted average period of 1.2 years from December 31, 2018. Refer to Note 2 for additional discussion on our adoption of ASU 2018-07.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

15. FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3	Fair Value
Assets
Derivatives	$—	$9,916	$—	$9,916	$—	$1,214	$—	$1,214
Liabilities
Derivatives	$—	$2,925	$—	$2,925	$—	$4,911	$—	$4,911

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2018			December 31, 2017
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$105,662	$105,662	$105,662	$69,654	$69,654	$69,654
Restricted cash	—	—	—	32,864	32,864	32,864
Loans receivable, net	14,191,200	14,293,970	14,294,836	10,056,732	10,108,226	10,112,331
Debt securities held-to-maturity(1)	96,167	99,000	96,600	—	—	—

Financial liabilities
Secured debt agreements, net	8,974,756	8,996,481	8,996,481	5,273,855	5,290,536	5,290,536
Loan participations sold, net	94,418	94,528	94,528	80,415	80,706	80,706
Securitized debt obligations, net	1,285,471	1,292,120	1,283,086	1,282,412	1,292,120	1,292,589
Convertible notes, net	609,911	622,500	605,348	563,911	575,000	610,201

(1)	Included in other assets on our consolidated balance sheets.

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

The following table details the assets and liabilities of our consolidated CLO and 2017 Single Asset Securitization VIEs ($ in thousands):

	December 31, 2018	December 31, 2017
Assets:
Loans receivable, net	$1,500,000	$1,500,000
Other assets	5,440	2,407

Total assets	$1,505,440	$1,502,407

Liabilities:
Securitized debt obligations, net	$1,285,471	$1,282,412
Other liabilities	2,155	1,379

Total liabilities	$1,287,626	$1,283,791

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

Non-Consolidated Variable Interest Entities

In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. We are not obligated to provide, have not provided, and do not intend to provide, financial support to the 2018 Single Asset Securitization, and therefore, our maximum exposure to loss is limited to our book value of $96.2 million. Refer to Note 17 for further details of this transaction.

We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated VIEs.

17. TRANSACTIONS WITH RELATED PARTIES

We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2019, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2018 and 2017, our consolidated balance sheet included $18.6 million and $14.3 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2018, 2017, and 2016, we paid management and incentive fees of $70.5 million, $53.4 million and $57.5 million, respectively, to our Manager. In addition, during the years ended December 31, 2018, 2017, and 2016, we reimbursed our Manager for expenses incurred on our behalf of $836,000, $621,000, and $462,000, respectively. During the year ended December 31, 2016, CT Legacy Partners made aggregate preferred distributions of $616,000 to an affiliate of our Manager. CT Legacy Partners did not make any preferred distributions during the years ended December 31, 2018 and December 31, 2017.

As of December 31, 2018, our Manager held 957,874 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $31.9 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2018, 2017, and 2016, we recorded non-cash expenses related to shares held by our Manager of $13.5 million, $11.7 million, and $9.6 million, respectively. Refer to Note 14 for further details on our restricted class A common stock.

An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the years ended December 31, 2018 or 2017.

During the year ended December 31, 2018 and 2017, we originated nine loans and six loans, respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.

During the years ended December 31, 2018, 2017, and 2016, we incurred $450,000, $411,000, and $385,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager.

In the fourth quarter of 2018, we originated £148.7 million of a total £303.5 million senior loan to a borrower that is partially owned by Blackstone-advised investment vehicles. We will forgo all non-economic rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles control the borrower. The senior loan terms were negotiated by a third-party without our involvement and our 49% interest in the senior loan was made on such market terms.

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

In the second quarter of 2018, we acquired from an unaffiliated third-party a 50% interest in a $1.0 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. In the third quarter of 2018, we contributed this loan to the 2018 Single Asset Securitization and invested in the related $99 million subordinate risk retention position. We will forgo all non-economic rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles own the borrower above a certain threshold. Refer to Note 16 for further details on this transaction.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

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

On May 8, 2015, a joint venture of CT Legacy Partners, certain affiliates of our Manager, and other non-affiliated parties, which we refer to as the Three-Pack JV, sold a hotel portfolio it owned to an investment vehicle managed by an affiliate of our Manager. We consented to the sale of the hotel portfolio by the Three-Pack JV, which resulted in the ultimate liquidation of the Three-Pack JV and distribution of net sale proceeds to CT Legacy Partners in respect of its investment therein. An aggregate of $41.3 million of net sales proceeds was paid to CT Legacy Partners, of which $3.6 million was received during 2016. As a result of the sale transaction, employees of our Manager, including certain of our executive officers, received incentive compensation payments totaling $2.8 million under the CT Legacy Partners Management Incentive Awards Plan, of which $244,000 was paid during 2016. See Note 12 for further discussion of the CT Legacy Partners Management Incentive Awards Plan.

18. COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of December 31, 2018, we had unfunded commitments of $3.4 billion related to 91 loans receivable, which amounts will generally be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

Principal Debt Repayments

Our contractual principal debt repayments as of December 31, 2018 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Principal repayments under secured debt agreements(1)	$8,996,481	$265,141	$3,127,661	$5,206,541	$397,138
Principal repayments of convertible notes(2)	622,500	—	—	622,500	—

Total(3)	$9,618,981	$265,141	$3,127,661	$5,829,041	$397,138

(1)

The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)	Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 9 for further details on our convertible notes.
(3)

As of December 31, 2018, the total does not include $94.5 million of loan participations sold, $446.9 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2018, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of December 31, 2018, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

19. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2018
Income from loans and other investments, net	$85,436	$103,746	$105,152	$102,150
Net income	$61,116	$72,507	$78,293	$73,896
Net income attributable to
Blackstone Mortgage Trust, Inc.	$60,958	$72,312	$78,165	$73,643
Net income per share of class A common stock:
Basic and diluted	$0.56	$0.66	$0.67	$0.61
2017
Income from loans and other investments, net	$71,843	$72,473	$78,555	$80,174
Net income	$51,405	$50,613	$57,810	$58,140
Net income attributable to
Blackstone Mortgage Trust, Inc.	$51,405	$50,613	$57,722	$57,891
Net income per share of class A common stock:
Basic and diluted	$0.54	$0.53	$0.61	$0.59

Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2018

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Senior Mortgage Loans(1)

Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Spanish Assets / Spain	L+3.15%	2023	P/I	$—	$1,131,334	$1,124,174
Borrower B	Office / Southeast	L+3.40%	2023	I/O	—	682,297	678,770
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans	Office / Diversified	L+2.50% – 10.35%	2019 – 2025	I/O & P/I	—	6,424,993	6,370,682
		Fixed 4.46% – 5.29%
Senior mortgage loans	Hotel / Diversified	L+2.70% – 4.94%	2019 – 2025	I/O & P/I	—	2,428,085	2,412,775
Senior mortgage loans	Multifamily / Diversified	L+2.25% – 5.00%	2019 – 2025	I/O & P/I	—	1,878,502	1,869,375
Senior mortgage loans	Mixed-Use / Diversified	L+2.75% – 4.10%	2021 – 2024	I/O	—	686,951	679,344
Senior mortgage loans	Industrial / Diversified	L+2.90% – 3.20%	2022 – 2024	I/O	—	565,754	561,473
Senior mortgage loans	Retail / Diversified	L+3.10% – 3.95%	2019 – 2021	I/O & P/I	—	133,210	133,777
		Fixed 5.09%
Senior mortgage loans	Self-Storage / Diversified	L+3.95%	2020 – 2021	I/O & P/I	—	125,039	124,831
		Fixed 5.15%
Senior mortgage loans	Condo / Northeast	L+4.15% – 5.00%	2021 – 2023	I/O	—	37,599	36,976
Senior mortgage loans	Other / Diversified	L+4.00%	2019 – 2023	I/O & P/I	—	98,580	98,303
		Fixed 4.59%

					—	12,378,713	12,287,536

Total senior mortgage loans					$—	$14,192,344	$14,090,480

S-1

continued…

Blackstone Mortgage Trust, Inc.

Schedule IV – Mortgage Loans on Real Estate

As of December 31, 2018

(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates	Maximum Maturity Date(2)	Periodic Payment Terms(3)	Prior Liens(4)	Face Amount of Loans	Carrying Amount of Loans(5)
Subordinate Loans(6)

Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	L+4.75% – 5.25%	2022	I/O & P/I	446,874	101,626	100,720
		Fixed 5.75%

Total subordinate loans					446,874	101,626	100,720

Total loans					$446,874	$14,293,970	$14,191,200

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	Maximum maturity date assumes all extension options are exercised.
(3)	I/O = interest only, P/I = principal and interest.
(4)	Represents only third party liens.
(5)	The tax basis of the loans included above is $12.6 billion as of December 31, 2018.
(6)	Includes subordinate interests in mortgages and mezzanine loans.

S-2

Blackstone Mortgage Trust, Inc.

Notes to Schedule IV

As of December 31, 2018

(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2018	2017	2016
Balance at January 1,	$10,056,732	$8,692,978	$9,077,007
Additions during period:
Loan fundings	7,890,051	4,072,786	3,151,882
Amortization of deferred fees and expenses	46,864	38,373	40,345
Deductions during period:
Collections of principal	(3,035,383)	(2,828,610)	(3,351,042)
Loan contributed to securitization	(512,002)	—	—
Unrealized (loss) gain on foreign currency translation	(150,654)	136,646	(156,937)
Deferred origination fees and expenses	(104,408)	(55,441)	(44,697)
Loans sold	—	—	(23,580)

Balance at December 31,	$14,191,200	$10,056,732	$8,692,978

S-3