Form 10-Q
period 2019-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2019-04-23
CIK 1061630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-14788

Blackstone Mortgage Trust, Inc.

(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of April 16, 2019 was 125,666,822.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Blackstone Mortgage Trust, Inc.

Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$79,437	$105,662
Loans receivable, net	14,508,735	14,191,200
Other assets	208,048	170,513

Total Assets	$14,796,220	$14,467,375

Liabilities and Equity
Secured debt agreements, net	$9,208,010	$8,974,756
Loan participations sold, net	107,237	94,418
Securitized debt obligations, net	1,286,417	1,285,471
Convertible notes, net	610,684	609,911
Other liabilities	132,283	128,212

Total Liabilities	11,344,631	11,092,768

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 125,666,550 and 123,435,738 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,257	1,234
Additional paid-in capital	4,039,805	3,966,540
Accumulated other comprehensive loss	(30,756)	(34,222)
Accumulated deficit	(570,908)	(569,428)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,439,398	3,364,124
Non-controlling interests	12,191	10,483

Total Equity	3,451,589	3,374,607

Total Liabilities and Equity	$14,796,220	$14,467,375

Note:

The consolidated balance sheets as of March 31, 2019 and December 31, 2018 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both March 31, 2019 and December 31, 2018, assets of the consolidated VIEs totaled $1.5 billion and liabilities of the consolidated VIEs totaled $1.3 billion. Refer to Note 15 for additional discussion of the VIEs.

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Income from loans and other investments
Interest and related income	$224,759	$155,425
Less: Interest and related expenses	118,688	69,989

Income from loans and other investments, net	106,071	85,436
Other expenses
Management and incentive fees	19,790	15,492
General and administrative expenses	9,313	8,708

Total other expenses	29,103	24,200

Income before income taxes	76,968	61,236
Income tax provision	101	120

Net income	76,867	61,116

Net income attributable to non-controlling interests	(302)	(158)

Net income attributable to Blackstone Mortgage Trust, Inc.	$76,565	$60,958

Net income per share of common stock basic and diluted	$0.62	$0.56

Weighted-average shares of common stock outstanding, basic and diluted	124,333,048	108,397,598

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$76,867	$61,116
Other comprehensive income
Unrealized gain on foreign currency translation	5,414	10,738
Realized and unrealized loss on derivative financial instruments	(1,948)	(2,935)

Other comprehensive income	3,466	7,803

Comprehensive income	80,333	68,919
Comprehensive income attributable to non-controlling interests	(302)	(158)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$80,031	$68,761

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Changes in Equity (Unaudited)

(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interests	Total Equity
Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	6,848	—	—	6,848	—	6,848
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Dividends reinvested	—	122	—	(108)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	7,803	—	7,803	—	7,803
Net income	—	—	—	60,958	60,958	158	61,116
Dividends declared on common stock, $0.62 per share	—	—	—	(67,066)	(67,066)	—	(67,066)
Contributions from non-controlling interests	—	—	—	—	—	375	375
Distributions to non-controlling interests	—	—	—	—	—	(1,575)	(1,575)

Balance at March 31, 2018	$1,082	$3,515,418	$(21,903)	$(573,384)	$2,921,213	$5,298	$2,926,511

Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607
Shares of class A common stock issued, net	23	65,358	—	—	65,381	—	65,381
Restricted class A common stock earned	—	7,639	—	—	7,639	—	7,639
Dividends reinvested	—	143	—	(132)	11	—	11
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	3,466	—	3,466	—	3,466
Net income	—	—	—	76,565	76,565	302	76,867
Dividends declared on common stock, $0.62 per share	—	—	—	(77,913)	(77,913)	—	(77,913)
Contributions from non-controlling interests	—	—	—	—	—	1,470	1,470
Distributions to non-controlling interests	—	—	—	—	—	(64)	(64)

Balance at March 31, 2019	$1,257	$4,039,805	$(30,756)	$(570,908)	$3,439,398	$12,191	$3,451,589

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$76,867	$61,116
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	7,768	6,976
Amortization of deferred fees on loans and debt securities	(13,356)	(11,229)
Amortization of deferred financing costs and premiums/discount on debt obligations	7,265	6,331
Changes in assets and liabilities, net
Other assets	(4,780)	(354)
Other liabilities	3,808	9,739

Net cash provided by operating activities	77,572	72,579

Cash flows from investing activities
Origination and fundings of loans receivable	(799,326)	(1,978,213)
Principal collections and sales proceeds from loans receivable and debt securities	463,483	1,001,682
Origination and exit fees received on loans receivable	5,501	18,881
Receipts under derivative financial instruments	2,956	22
Payments under derivative financial instruments	(970)	(7,397)
Return of collateral deposited under derivative agreements	4,000	10,740
Collateral deposited under derivative agreements	(9,090)	(13,210)

Net cash used in investing activities	(333,446)	(967,495)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities
Borrowings under secured debt agreements	$721,571	$1,949,135
Repayments under secured debt agreements	(483,748)	(1,265,100)
Proceeds from sale of loan participations	12,802	37,483
Payment of deferred financing costs	(11,200)	(10,217)
Contributions from non-controlling interests	1,470	375
Distributions to non-controlling interests	(64)	(1,575)
Net proceeds from issuance of convertible notes	—	214,463
Net proceeds from issuance of class A common stock	65,377	—
Dividends paid on class A common stock	(76,530)	(66,888)

Net cash provided by financing activities	229,678	857,676

Net decrease in cash, cash equivalents, and restricted cash	(26,196)	(37,240)
Cash, cash equivalents, and restricted cash at beginning of year	105,662	102,518
Effects of currency translation on cash, cash equivalents, and restricted cash	(29)	9,200

Cash, cash equivalents, and restricted cash at end of year	$79,437	$74,478

Supplemental disclosure of cash flows information
Payments of interest	$(107,971)	$(55,582)

Payments of income taxes	$(74)	$(135)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(77,913)	$(67,080)

Loan principal payments held by servicer, net	$37,285	$4,684

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission, or the SEC.

Basis of Presentation

The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made in the presentation of the prior period secured debt agreements in Note 5 to conform to the current period presentation.

Principles of Consolidation

We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Restricted cash represents cash held in a segregated bank account related to a letter of credit.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash in our consolidated balance sheets to the total amount shown in our consolidated statements of cash flows ($ in thousands):

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$79,437	$57,396
Restricted cash	—	17,082

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$79,437	$74,478

Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $291.3 million as of March 31, 2019. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.

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

1 —	Very Low Risk

2 —	Low Risk

3 —	Medium Risk

4 —	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 —	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

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

(Unaudited)

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

(Unaudited)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13. ASU 2016-13 significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 will replace the “incurred loss” model under existing guidance with an “expected loss” model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. While we are currently evaluating the impact ASU 2016-13 will have on our consolidated financial statements, we expect that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the lending cycle. We currently do not have any provision for loan losses in our consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

3.	LOANS RECEIVABLE, NET

The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2019	December 31, 2018
Number of loans	122	125
Principal balance	$14,603,831	$14,293,970
Net book value	$14,508,735	$14,191,200
Unfunded loan commitments (1)	$3,123,059	$3,405,945
Weighted-average cash coupon (2)	5.63%	5.67%
Weighted-average all-in yield (2)	5.99%	6.00%
Weighted-average maximum maturity (years) (3)	3.8	3.9

(1)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)

As of March 31, 2019, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and 1% earned a fixed rate of interest. As of December 31, 2018, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and 2% earned a fixed rate of interest. Cash coupon and all-in yield assume applicable floating benchmark rates as of March 31, 2019 and December 31, 2018, respectively, for weighted-average calculation. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(3)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2019, 65% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 35% were open to repayment by the borrower without penalty. As of December 31, 2018, 75% of our loans were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
December 31, 2018	$14,293,970	$(102,770)	$14,191,200
Loan fundings	799,326	—	799,326
Loan repayments	(495,492)	—	(495,492)
Unrealized gain (loss) on foreign currency translation	6,027	(49)	5,978
Deferred fees and other items	—	(5,501)	(5,501)
Amortization of fees and other items.	—	13,224	13,224

March 31, 2019	$14,603,831	$(95,096)	$14,508,735

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2019
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	52	$7,080,970	$7,133,812	47%
Hotel	18	2,612,768	2,694,028	18
Multifamily	35	2,238,435	2,256,289	15
Industrial	5	681,091	685,513	5
Retail	4	457,968	460,423	3
Condominium	3	278,110	328,500	2
Self-Storage	2	282,684	283,956	2
Other	3	876,709	1,210,851	8

	122	$14,508,735	$15,053,372	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	33	$4,481,059	$4,512,296	32%
West	26	2,996,086	3,072,901	20
Southeast	18	2,249,064	2,261,069	15
Midwest	9	1,170,535	1,178,563	8
Southwest	13	479,835	482,734	3
Northwest	3	156,639	157,462	1

Subtotal	102	11,533,218	11,665,025	79
International
United Kingdom	9	1,154,538	1,507,808	10
Spain	1	1,069,279	1,075,640	7
Canada	5	341,106	338,462	2
Australia	3	329,780	332,107	2
Belgium	1	69,057	69,378	—
Germany	1	11,757	64,952	—

Subtotal	20	2,975,517	3,388,347	21

Total	122	$14,508,735	$15,053,372	100%

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $449.5 million of such non-consolidated senior interests as of March 31, 2019.

(2)	Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

December 31, 2018
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	55	$7,104,842	$7,164,466	49%
Hotel	18	2,591,565	2,673,763	18
Multifamily	34	2,193,699	2,206,740	15
Industrial	5	680,808	685,776	5
Retail	4	451,099	452,900	3
Condominium	4	304,545	368,104	2
Self-Storage	2	278,473	280,043	2
Other	3	586,169	909,052	6

	125	$14,191,200	$14,740,844	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	32	$4,322,114	$4,359,938	31%
West	29	3,137,072	3,222,706	22
Southeast	19	2,258,033	2,271,664	15
Midwest	9	1,161,637	1,170,619	8
Southwest	13	478,665	481,745	3
Northwest	4	238,844	239,872	2

Subtotal	106	11,596,365	11,746,544	81
International
Spain	1	1,124,174	1,131,334	8
United Kingdom	7	754,299	1,094,663	7
Canada	5	316,268	313,229	2
Australia	3	310,372	312,893	2
Belgium	1	70,621	71,007	—
Germany	1	11,585	63,637	—
Netherlands	1	7,516	7,537	—

Subtotal	19	2,594,835	2,994,300	19

Total	125	$14,191,200	$14,740,844	100%

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

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

March 31, 2019				December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	3	$ 255,229	$ 255,899	1	2	$ 181,366	$ 182,740
2	37	4,275,769	4,350,775	2	38	3,860,432	3,950,025
3	82	9,977,737	10,446,698	3	85	10,149,402	10,608,079
4	—	—	—	4	—	—	—
5	—	—	—	5	—	—	—

	122	$14,508,735	$15,053,372		125	$14,191,200	$14,740,844

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $449.5 million and $446.9 million of such non-consolidated senior interests as of March 31, 2019 and December 31, 2018, respectively.

(2)	Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both March 31, 2019 and December 31, 2018.

We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2019 or December 31, 2018.

Multifamily Joint Venture

As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2019 and December 31, 2018, our Multifamily Joint Venture held $343.4 million and $334.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

4.	OTHER ASSETS AND LIABILITIES

The following table details the components of our other assets ($ in thousands):

	March 31, 2019	December 31, 2018
Debt securities held-to-maturity (1)	$95,877	$96,167
Accrued interest receivable	61,148	56,679
Loan portfolio payments held by servicer (2)	39,784	6,133
Derivative assets	5,384	9,916
Collateral deposited under derivative agreements	5,090	—
Prepaid expenses	512	647
Prepaid taxes	3	6
Other	250	965

Total	$208,048	$170,513

(1)

Represents the subordinate risk retention interest in the $1.0 billion 2018 Single Asset Securitization, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 15 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

The following table details the components of our other liabilities ($ in thousands):

	March 31, 2019	December 31, 2018
Accrued dividends payable	$77,913	$76,530
Accrued interest payable	28,904	25,588
Accrued management and incentive fees payable	19,790	18,586
Accounts payable and other liabilities	3,950	4,583
Derivative liabilities	1,726	2,925

Total	$132,283	$128,212

5.	SECURED DEBT AGREEMENTS, NET

Our secured debt agreements include secured credit facilities, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	March 31, 2019	December 31, 2018
Secured credit facilities	$9,093,821	$8,870,897
Asset-specific financings	97,699	81,739
Revolving credit agreement	43,845	43,845

Total secured debt agreements	$9,235,365	$8,996,481

Deferred financing costs (1)	(27,355)	(21,725)

Net book value of secured debt	$9,208,010	$8,974,756

(1)

Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Secured Credit Facilities

The following tables detail our secured credit facilities ($ in thousands):

	March 31, 2019
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Deutsche Bank	$1,865,813	$1,865,813	$—	$2,357,198
Wells Fargo	1,992,903	1,748,737	244,166	2,556,230
JP Morgan	1,078,749	1,078,749	—	1,357,997
Barclays	890,620	890,620	—	1,113,275
Citibank	878,104	801,474	76,630	1,114,229
Bank of America	793,804	793,804	—	992,805
MetLife	675,329	675,329	—	857,689
Morgan Stanley	444,653	414,456	30,197	589,931
Société Générale	321,182	321,182	—	410,165
Goldman Sachs	237,149	237,149	—	314,526
Goldman Sachs — Multi. JV (3)	169,506	169,506	—	221,202
Bank of America — Multi. JV (3)	97,002	97,002	—	122,167

	$9,444,814	$9,093,821	$350,993	$12,007,414

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents the principal balance of the collateral assets.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our secured credit facilities was $9.1 billion for the three months ended March 31, 2019. As of March 31, 2019, we had aggregate borrowings of $9.1 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.72% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.90% per annum, and a weighted-average advance rate of 79.5%. As of March 31, 2019, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.2 years.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

	December 31, 2018
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Deutsche Bank	$1,839,698	$1,839,698	$—	$2,325,047
Wells Fargo	1,908,509	1,822,154	86,355	2,514,513
JP Morgan	1,010,628	1,010,628	—	1,266,259
Barclays	890,620	890,620	—	1,113,275
Citibank	852,470	663,917	188,553	1,076,085
Bank of America	873,446	873,446	—	1,090,117
MetLife	675,329	675,329	—	852,733
Morgan Stanley	341,241	276,721	64,520	457,496
Société Générale	321,182	321,182	—	404,048
Goldman Sachs	230,140	230,140	—	295,368
Goldman Sachs — Multi. JV (3)	170,060	170,060	—	212,983
Bank of America — Multi. JV (3)	97,002	97,002	—	121,636

	$9,210,325	$8,870,897	$339,428	$11,729,560

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents the principal balance of the collateral assets.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

The weighted-average outstanding balance of our secured credit facilities was $7.7 billion for the three months ended December 31, 2018. As of December 31, 2018, we had aggregated borrowings of $8.9 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.72% per annum, a weighted-average all-in cost of credit, including associated fees and expenses, of LIBOR plus 1.90% per annum, and a weighted-average advance rate of 79.5%. As of December 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.5 years.

Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables outline the key terms of our credit facilities as of March 31, 2019:

Lender	Currency	Guarantee (1)		Margin Call (2)	Term/Maturity
Goldman Sachs — Multi. JV (3)	$	25%		Collateral marks only	July 12, 2020 (5)
JP Morgan	$ / £	50%		Collateral marks only	January 7, 2021 (6)
Bank of America — Multi. JV (3)	$	43%		Collateral marks only	July 19, 2021 (7)
Deutsche Bank	$ / €	60	% (8)	Collateral marks only	August 9, 2021 (8)
Morgan Stanley	$ / £ / €	25%		Collateral marks only	March 1, 2022
Barclays	$	25%		Collateral marks only	March 29, 2023 (9)
MetLife	$	50%		Collateral marks only	April 22, 2023 (10)
Bank of America	$	50%		Collateral marks only	May 21, 2023 (11)
Goldman Sachs	$	25%		Collateral marks only	October 22, 2023 (12)
Citibank	$ / £ / € / A$ / C$	25%		Collateral marks only	Term matched(13)
Société Générale	$ / £ / €	25%		Collateral marks only	Term matched (13)
Wells Fargo	$ / C$	25	% (4)	Collateral marks only	Term matched (13)(14)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $131.4 million related to $474.4 million of specific borrowings outstanding.
(5)	Includes a one-year extension option which may be exercised at our sole discretion.
(6)	Maturity dates for $520.6 million of specific borrowings outstanding are term-matched to the respective collateral assets.
(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)

Includes two one-year extension options which may be exercised at our sole discretion. Specific borrowings outstanding of $860.5 million are 100% guaranteed and the related maturity dates are term-matched to the respective collateral assets. The remainder of the credit facility borrowings are 25% guaranteed.

(9)	Includes three one-year extension options which may be exercised at our sole discretion.
(10)	Includes four one-year extension options which may be exercised at our sole discretion.
(11)	Includes two one-year extension options which may be exercised at our sole discretion.
(12)	Includes three one-year extension options which may be exercised at our sole discretion.
(13)

These secured credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(14)	This secured credit facility is term-matched other than $128.2 million of specific borrowings that have a maturity date of May 8, 2019.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Currency	Potential Borrowings		Outstanding Borrowings (1)		Floating Rate Index (2)	Spread (3)	Advance Rate (4)
$	$	7,356,109	$	7,047,922	USD LIBOR	1.70%	79.6%
€	€	816,557	€	779,119	EURIBOR	1.51%	80.0%
£	£	546,781	£	546,781	GBP LIBOR	2.06%	77.8%
C$	C$	371,131	C$	371,122	CDOR	1.80%	82.1%
A$	A$	255,270	A$	255,270	BBSY	1.90%	78.0%

	$	9,444,814	$	9,093,821		1.72%	79.5%

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Floating rate indices are generally matched to the payment timing under the terms of each secured credit facility and its respective collateral assets.
(3)	Represents weighted-average spread over the applicable floating rate index, based on borrowings outstanding.
(4)	Represents weighted-average advance rate based on the approved outstanding principal balance of the collateral assets pledged.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	March 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	2	$122,699	$112,093	L+6.05%	n/a	Aug. 2022
Financing provided	2	$97,699	$91,624	L+4.06%	n/a	Aug. 2022

	December 31, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	1	$106,739	$104,807	L+6.08%	n/a	Aug. 2022
Financing provided	1	$81,739	$80,938	L+4.07%	n/a	Aug. 2022

(1)

These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(2)	Borrowings under our asset-specific financings are non-recourse to us.
(3)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

The weighted-average outstanding balance of our asset-specific financings was $88.9 million for the three months ended March 31, 2019 and $68.0 million for the three months ended December 31, 2018.

Revolving Credit Agreement

We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the three months ended March 31, 2019, the weighted-average outstanding borrowings under the revolving credit agreement was $43.8 million and we recorded interest expense of $969,000, including $268,000 of amortization of deferred fees and expenses. As of March 31, 2019, we had $43.8 million of borrowings outstanding under the agreement.

During the three months ended December 31, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $63.5 million and we recorded interest expense of $1.2 million, including $297,000 of amortization of deferred fees and expenses. As of December 31, 2018, we had $43.8 million of borrowings outstanding under the agreement.

Debt Covenants

Each of the guarantees related to our secured debt agreements contain the following uniform financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.6 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2019; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2019 and December 31, 2018, we were in compliance with these covenants.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our loan participations sold ($ in thousands):

	March 31, 2019
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/ Cost (1)	Guarantee (2)	Term
Total loan	1	$140,504	$139,504	L+5.96%	n/a	Feb. 2022
Senior participation (3)(4)	1	107,330	107,237	L+4.06%	n/a	Feb. 2022

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/ Cost (1)	Guarantee (2)	Term
Total loan	1	$123,745	$122,669	L+5.92%	n/a	Feb. 2022
Senior participation (3)(4)	1	94,528	94,418	L+4.07%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

(2)	As of March 31, 2019 and December 31, 2018, our loan participations sold were non-recourse to us.
(3)	During the three months ended March 31, 2019 and 2018, we recorded $1.7 million and $1.5 million, respectively, of interest expense related to our loan participations sold.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $93,000 and $110,000 as of March 31, 2019 and December 31, 2018, respectively.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

7.	SECURITIZED DEBT OBLIGATIONS, NET

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

The following tables detail our securitized debt obligations ($ in thousands):

	March 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	24	$1,000,000	$1,000,000	L+3.74%	June 2022
Financing provided	1	817,500	811,940	L+1.64%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	691,178	688,117	L+3.60%	June 2023
Financing provided	1	474,620	474,477	L+1.65%	June 2033
Total
Collateral assets	25	$1,691,178	$1,688,117	L+3.68%

Financing provided (4)	2	$1,292,120	$1,286,417	L+1.65%

	December 31, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	26	$1,000,000	$1,000,000	6.25%	Apr. 2022
Financing provided	1	817,500	811,023	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	682,297	678,770	L+3.60%	June 2023
Financing provided	1	474,620	474,448	L+1.65%	June 2033
Total
Collateral assets	27	$1,682,297	$1,678,770	6.19%

Financing provided (4)	2	$1,292,120	$1,285,471	L+1.71%

(1)

As of March 31, 2019, all of our loans financed by securitized debt obligations earned a floating rate of interest. As of December 31, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees. All-in yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)

Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2019 and 2018, we recorded $13.5 million and $11.0 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

8.	CONVERTIBLE NOTES, NET

As of March 31, 2019, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)

Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of March 31, 2019.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $34.56 on March 29, 2019, the last trading day in the quarter ended March 31, 2019, was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2019	December 31, 2018
Face value	$622,500	$622,500
Unamortized discount	(11,021)	(11,740)
Deferred financing costs	(795)	(849)

Net book value	$610,684	$609,911

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cash coupon	$7,015	$6,783
Discount and issuance cost amortization	772	1,189

Total interest expense	$7,787	$7,972

Accrued interest payable for the Convertible Notes was $7.8 million and $6.0 million as of March 31, 2019 and December 31, 2018, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

9.	DERIVATIVE FINANCIAL INSTRUMENTS

The sole objective of our use of derivative financial instruments is to minimize the risks and/or costs associated with our investments and/or financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815 — “Derivatives and Hedging.” Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of the accounting for designated and non-designated hedges.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

March 31, 2019				December 31, 2018
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	3	£	262,000	Sell GBP Forward	3	£	192,300
Sell AUD Forward	4	A$	210,700	Sell AUD Forward	2	A$	187,600
Sell EUR Forward	1	€	179,600	Sell EUR Forward	1	€	185,000
Sell CAD Forward	2	C$	78,700	Sell CAD Forward	1	C$	70,600

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

The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	1.4
Interest Rate Caps	8	$	178,430	2.5%	USD LIBOR	0.3
Interest Rate Caps	1	C$	21,709	3.0%	CDOR	0.7

December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	3	C$	90,472	1.0%	CDOR	0.5
Interest Rate Caps	9	$	204,248	2.4%	USD LIBOR	0.5
Interest Rate Caps	2	C$	39,998	2.5%	CDOR	0.6

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2019, we estimate that an additional $63,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.

Non-designated Hedges

During the three months ended March 31, 2019 and 2018, we recorded gains of $660,000 and $215,000, respectively, related to non-designated hedges that were reported as a component of interest expense in our consolidated financial statements.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables summarize our non-designated hedges (notional amount in thousands):

March 31, 2019
Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1	€	12,857
Buy CAD / Sell USD Forward	1	C$	4,200
Buy USD / Sell CAD Forward	1	C$	4,200

December 31, 2018
Non-designated Hedges	Number of Instruments	Notional Amount
Buy AUD / Sell USD Forward	1	A$	55,000
Buy USD / Sell AUD Forward	1	A$	55,000
Buy GBP / Sell USD Forward	1	£	23,200
Buy USD / Sell GBP Forward	1	£	23,200
Buy GBP / Sell EUR Forward	1	€	12,857

Valuation of Derivative Instruments

The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,862	$8,210	$1,720	$1,307
Interest rate derivatives	228	590	—	—

Total	$5,090	$8,800	$1,720	$1,307

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$294	$1,116	$6	$1,618
Interest rate derivatives	—	—	—	—

Total	$294	$1,116	$6	$1,618

Total Derivatives	$5,384	$9,916	$1,726	$2,925

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
Derivatives in Hedging Relationships	Three Months Ended March 31,			Three Months Ended March 31,
	2019	2018		2019	2018
Net Investment Hedges
Foreign exchange contracts (1)	$(1,646)	$(2,953)	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	(134)	127	Interest Expense (2)	168	109

Total	$(1,780)	$(2,826)		$168	$109

(1)

During the three months ended March 31, 2019 and 2018, we paid net cash settlements of $2.0 million and $7.4 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)

During the three months ended March 31, 2019, we recorded total interest and related expenses of $118.7 million, which included a $168,000 expense reduction related to income generated by our cash flow hedges. During the three months ended March 31, 2018, we recorded total interest and related expenses of $70.0 million which included a $109,000 expense reduction related to our cash flow hedges.

Credit-Risk Related Contingent Features

We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2019, we were in a net asset position with each such derivative counterparty, and posted collateral of $5.1 million under these derivative contracts. As of December 31, 2018, we were in a net asset position with each such derivative counterparty and did not have any collateral posted under these derivative contracts.

10.	EQUITY

Stock and Stock Equivalents

Authorized Capital

As of March 31, 2019, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2019.

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

The following table details our issuance of class A common stock during the three months ended March 31, 2019:

Three Months Ended March 31, 2019
Shares issued (1)	1,909,628
Gross share issue price (2)	$34.63
Net share issue price (3)	$34.28
Net proceeds (4)	$65,389

(1)	Issuance represents shares issued under our at-the-market program.
(2)	Represents the weighted-average gross price per share paid by the underwriters or sales agents, as applicable.
(3)	Represents the weighted-average net proceeds per share after underwriting or sales discounts and commissions.
(4)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding (1)	2019	2018
Beginning balance	123,664,577	108,081,077
Issuance of class A common stock (2)	1,909,909	455
Issuance of restricted class A common stock, net	320,903	309,775
Issuance of deferred stock units	7,964	7,871

Ending balance	125,903,353	108,399,178

(1)	Includes deferred stock units held by members of our board of directors of 236,803 and 205,088 as of March 31, 2019 and 2018, respectively.
(2)	Includes 281 and 455 shares issued under our dividend reinvestment program during the three months ended March 31, 2019 and 2018, respectively.

Dividend Reinvestment and Direct Stock Purchase Plan

On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2019 and 2018, we issued 281 shares and 455 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2019, a total of 9,994,957 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program

On November 14, 2018, we entered into equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales will depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. We did not sell any shares of our class A common stock under ATM Agreements during the three months ended March 31, 2018. As of March 31, 2019, shares of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.

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

On March 15, 2019, we declared a dividend of $0.62 per share, or $77.9 million, that was paid on April 15, 2019, to stockholders of record as of March 29, 2019. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Dividends declared per share of common stock	$0.62	$0.62
Total dividends declared	$77,913	$67,066

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Net income (1)	$76,565	$60,958
Weighted-average shares outstanding, basic and diluted	124,333,048	108,397,598

Per share amount, basic and diluted	$0.62	$0.56

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

Other Balance Sheet Items

Accumulated Other Comprehensive Loss

As of March 31, 2019, total accumulated other comprehensive loss was $30.8 million, primarily representing (i) $99.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $68.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2018, total accumulated other comprehensive loss was $34.2 million, primarily representing (i) $104.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $70.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Non-Controlling Interests

The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2019, our Multifamily Joint Venture’s total equity was $81.3 million, of which $69.1 million was owned by us, and $12.2 million was allocated to non-controlling interests. As of December 31, 2018, our Multifamily Joint Venture’s total equity was $69.9 million, of which $59.4 million was owned by us, and $10.5 million was allocated to non-controlling interests.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

During the three months ended March 31, 2019 and 2018, we incurred management fees payable to our Manager of $13.1 million and $11.1 million, respectively. In addition, during the three months ended March 31, 2019 and 2018, we incurred incentive fees payable to our Manager of $6.7 million and $4.4 million, respectively.

As of March 31, 2019 and December 31, 2018 we had accrued management and incentive fees payable to our Manager of $19.8 million and $18.6 million, respectively.

General and Administrative Expenses

General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Professional services (1)	$1,096	$1,223
Operating and other costs (1)	449	509

Subtotal	1,545	1,732
Non-cash compensation expenses
Restricted class A common stock earned	7,643	6,851
Director stock-based compensation	125	125

Subtotal	7,768	6,976

Total general and administrative expenses	$9,313	$8,708

(1)	During the three months ended March 31, 2019 and 2018, we recognized an aggregate $169,000 and $101,000, respectively, of expenses related to our Multifamily Joint Venture.

12.	INCOME TAXES

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2019 and December 31, 2018, we were in compliance with all REIT requirements.

Securitization transactions could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

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

During the three months ended March 31, 2019 and 2018, we recorded a current income tax provision of $101,000 and $120,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2019 or December 31, 2018.

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

As of March 31, 2019, tax years 2015 through 2018 remain subject to examination by taxing authorities.

13.	STOCK-BASED INCENTIVE PLANS

We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2019, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through the issuance of stock-based instruments.

We had stock-based incentive awards outstanding under nine benefit plans as of March 31, 2019. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2019, there were 3,977,788 shares available under the Current Plans.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2018	1,614,907	$32.94
Granted	334,904	31.54
Vested	(153,653)	31.13
Forfeited	(14,001)	31.52

Balance as of March 31, 2019	1,782,157	$32.84

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of the Current Plans. The 1,782,157 shares of restricted class A common stock outstanding as of March 31, 2019 will vest as follows: 796,115 shares will vest in 2019; 650,663 shares will vest in 2020; and 335,379 shares will vest in 2021. As of March 31, 2019, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $52.6 million based on the grant date fair value of shares granted, subsequent to July 1, 2018. The compensation cost of our share based compensation arrangements for awards granted before July 1, 2018 is based on $31.43, the closing price of our class A common stock on the last trading day prior to July 1, 2018. This cost is expected to be recognized over a weighted-average period of 1.2 years from March 31, 2019.

14.	FAIR VALUES

Assets and Liabilities Measured at Fair Value

The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$5,384	$—	$5,384	$—	$9,916	$—	$9,916
Liabilities
Derivatives	$—	$1,726	$—	$1,726	$—	$2,925	$—	$2,925

Refer to Note 2 for further discussion regarding fair value measurement.

Fair Value of Financial Instruments

As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2019			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$79,437	$79,437	$79,437	$105,662	$105,662	$105,662
Loans receivable, net	14,508,735	14,603,831	14,605,743	14,191,200	14,293,970	14,294,836
Debt securities held-to-maturity (1)	95,877	98,579	97,200	96,167	99,000	96,600

Financial liabilities
Secured debt agreements, net	9,208,010	9,235,365	9,235,365	8,974,756	8,996,481	8,996,481
Loan participations sold, net	107,237	107,330	107,330	94,418	94,528	94,528
Securitized debt obligations, net	1,286,417	1,292,120	1,290,833	1,285,471	1,292,120	1,283,086
Convertible notes, net	610,684	622,500	627,050	609,911	622,500	605,348

(1)	Included in other assets on our consolidated balance sheets.

Estimates of fair value for cash and cash equivalents, restricted cash, and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for debt securities held to maturity and securitized debt obligations are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.

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

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table details the assets and liabilities of our consolidated CLO and 2017 Single Asset Securitization VIEs ($ in thousands):

	March 31, 2019	December 31, 2018
Assets:
Loans receivable, net	$1,463,702	$1,500,000
Other assets	41,565	5,440

Total assets	$1,505,267	$1,505,440

Liabilities:
Securitized debt obligations, net	$1,286,417	$1,285,471
Other liabilities	2,342	2,155

Total liabilities	$1,288,759	$1,287,626

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

Non-Consolidated Variable Interest Entities

In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. We are not obligated to provide, have not provided, and do not intend to provide, financial support to the 2018 Single Asset Securitization, and therefore, our maximum exposure to loss is limited to our book value of $95.9 million as of March 31, 2019. Refer to Note 16 for further details of this transaction.

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

As of March 31, 2019 and December 31, 2018, our consolidated balance sheet included $19.8 million and $18.6 million of accrued management and incentive fees payable to our Manager, respectively. During the three months ended March 31, 2019, we paid management and incentive fees to our Manager of $18.6 million, compared to $14.3 million during the same period of 2018. In addition, during the three months ended March 31, 2019, we reimbursed our Manager for expenses incurred on our behalf of $188,000 compared to $190,000 during the same period of 2018.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

As of March 31, 2019, our Manager held 882,524 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $27.9 million, and vest in installments over three years from the date of issuance. During the three months ended March 31, 2019 and 2018, we recorded non-cash expenses related to shares held by our Manager of $3.8 million and $3.2 million, respectively. Refer to Note 13 for further details on our restricted class A common stock.

An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the three months ended March 31, 2019 or 2018.

During the three months ended March 31, 2019 and 2018, we incurred $86,000 and $141,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager.

In the first quarter of 2019, we originated £240.1 million of a total £490.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third-party without our involvement and our 49% interest in the senior loan was made on such market terms.

In the first quarter of 2018, we originated €1.0 billion of a total €7.3 billion senior term facility, or the Senior Term Facility, for the acquisition of a portfolio of Spanish real estate assets and a Spanish real estate management and loan servicing company by a joint venture between Banco Santander S.A. and certain Blackstone-advised investment vehicles. These investment vehicles own 51% of the joint venture, and we will forgo all non-economic rights under the Senior Term Facility, including voting rights, so long as Blackstone-advised investment vehicles control the joint venture. The Senior Term Facility was negotiated by the joint venture with third-party investment banks without our involvement, and our 14% interest in the Senior Term Facility was made on such market terms.

In the first quarter of 2018, we originated a $330.0 million senior loan, the proceeds of which were used by the borrower to repay an existing loan owned by a Blackstone-advised investment vehicle.

17.	COMMITMENTS AND CONTINGENCIES

Unfunded Commitments Under Loans Receivable

As of March 31, 2019, we had unfunded commitments of $3.1 billion related to 89 loans receivable, which amounts will generally be funded to finance our borrowers’ construction or development of real estate related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

Blackstone Mortgage Trust, Inc.

Notes to Consolidated Financial Statements (continued)

(Unaudited)

Principal Debt Repayments

Our contractual principal debt repayments as of March 31, 2019 were as follows ($ in thousands):

	Total Obligation	Payment Timing
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Principal repayments under secured debt agreements (1)	$9,235,365	$392,854	$3,484,304	$5,172,469	$185,738
Principal repayments of convertible notes (2)	622,500	—	—	622,500	—

Total (3)	$9,857,865	$392,854	$3,484,304	$5,794,969	$185,738

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
(3)

As of March 31, 2019, the total does not include $107.3 million of loan participations sold, $449.5 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Litigation

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings.

Board of Directors’ Compensation

As of March 31, 2019, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

18.	SUBSEQUENT EVENTS

On April 23, 2019, we closed on a $500.0 million senior secured term loan facility, or the Secured Term Loan. The Secured Term Loan accrues interest at a floating rate equal to LIBOR plus 2.50% and was issued at a 99.75% price. It has a maturity date of April 23, 2026 and is open to prepayment after October 23, 2019. The covenant package includes an 83.33% maximum debt-to-total assets covenant consistent with those in our secured debt agreements and does not include any borrowing base covenant.

Certain investment funds advised by affiliates of our Manager were allocated an aggregate $55.0 million participation in the Secured Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Advisory Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received a fee of $500,000 in such capacity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2018 and elsewhere in this quarterly report on Form 10-Q.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2019 we recorded earnings per share of $0.62, declared a dividend of $0.62 per share, and reported $0.71 per share of Core Earnings. In addition, our book value per share as of March 31, 2019 was $27.32. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.

Earnings Per Share and Dividends Declared

The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2019	December 31, 2018
Net income (1)	$76,565	$73,643
Weighted-average shares outstanding, basic and diluted	124,333,048	121,588,404

Net income per share, basic and diluted	$0.62	$0.61

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust, Inc.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2019	December 31, 2018
Net income (1)	$76,565	$73,643
Non-cash compensation expense	7,768	7,666
Hedging and foreign currency income, net (2)	3,271	1,942
Other items	95	394

Core Earnings	$87,699	$83,645

Weighted-average shares outstanding, basic and diluted	124,333,048	121,588,404

Core Earnings per share, basic and diluted	$0.71	$0.69

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)

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

Book Value Per Share

The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2019	December 31, 2018
Stockholders’ equity	$3,439,398	$3,364,124
Shares
Class A common stock	125,666,550	123,435,738
Deferred stock units	236,803	228,839

Total outstanding	125,903,353	123,664,577

Book value per share	$27.32	$27.20

II. Loan Portfolio

During the quarter ended March 31, 2019, we originated or acquired $698.7 million of loans. Loan fundings during the quarter totaled $806.2 million, including $6.9 million of non-consolidated senior interests. Loan repayments during the quarter totaled $508.2 million, including $12.7 million of non-consolidated senior interests. We generated interest income of $224.8 million and incurred interest expense of $118.7 million during the quarter, which resulted in $106.1 million of net interest income during the three months ended March 31, 2019.

Portfolio Overview

The following table details our loan origination activity ($ in thousands):

	Three Months Ended March 31, 2019	Three Months Ended December 31, 2018
Loan originations (1)	$698,732	$3,500,066
Loan fundings (2)	$806,241	$2,667,915
Loan repayments (3)	(508,224)	(594,728)

Total net fundings	$298,017	$2,073,187

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)

Loan fundings during the three months ended March 31, 2019 and December 31, 2018 included $6.9 million and $667,000, respectively, of additional fundings under related non-consolidated senior interests.

(3)

Loan repayments during the three months ended March 31, 2019 and December 31, 2018 included $12.7 million and $12.2 million, respectively, of additional repayments of loan exposure under related non-consolidated senior interests.

The following table details overall statistics for our investment portfolio as of March 31, 2019 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	122	122	1	123
Principal balance	$14,603,831	$15,053,372	$1,030,595	$16,083,967
Net book value	$14,508,735	$14,508,735	$95,877	$14,604,612
Unfunded loan commitments (4)	$3,123,059	$3,186,128	$—	$3,186,128
Weighted-average cash coupon (5)	5.63%	5.59%	L + 2.75%	5.57%
Weighted-average all-in yield (5)	5.99%	5.95%	L + 2.99%	5.92%
Weighted-average maximum maturity (years) (6)	3.8	3.8	6.2	3.9
Loan to value (LTV) (7)	63.4%	63.5%	42.6%	62.2%

(1)

Excludes investment exposure to the $98.6 million subordinate risk retention interest we own in the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $449.5 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(3)

Includes investment exposure to the $1.0 billion 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $98.6 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)

Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)

As of March 31, 2019, 96% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and 4% earned a fixed rate of interest. Cash coupon and all-in yield assume applicable floating benchmark rates as of March 31, 2019 for weighted-average calculation. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)

Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of March 31, 2019, 67% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 33% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of March 31, 2019:

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

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	3	$255,229	$255,899
2	37	4,275,769	4,350,775
3	82	9,977,737	10,446,698
4	—	—	—
5	—	—	—

	122	$14,508,735	$15,053,372

(1)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $449.5 million of such non-consolidated senior interests as of March 31, 2019.

(2)

Excludes investment exposure to the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both March 31, 2019 and December 31, 2018.

Multifamily Joint Venture

As of March 31, 2019, our Walker & Dunlop Multifamily Joint Venture held $343.4 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing

Our portfolio financing arrangements include secured credit facilities, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2019	December 31, 2018
Secured credit facilities	$9,093,821	$8,870,897
Asset-specific financings	97,699	81,739
Revolving credit agreement	43,845	43,845
Loan participations sold	107,330	94,528
Non-consolidated senior interests (1)	449,542	446,874
Securitized debt obligations	1,292,120	1,292,120

Total portfolio financing	$11,084,357	$10,830,003

(1)

These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Credit Facilities

The following table details our secured credit facilities ($ in thousands):

	March 31, 2019
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Deutsche Bank	$1,865,813	$1,865,813	$—	$2,357,198
Wells Fargo	1,992,903	1,748,737	244,166	2,556,230
JP Morgan	1,078,749	1,078,749	—	1,357,997
Barclays	890,620	890,620	—	1,113,275
Citibank	878,104	801,474	76,630	1,114,229
Bank of America	793,804	793,804	—	992,805
MetLife	675,329	675,329	—	857,689
Morgan Stanley	444,653	414,456	30,197	589,931
Société Générale	321,182	321,182	—	410,165
Goldman Sachs	237,149	237,149	—	314,526
Goldman Sachs — Multi. JV (3)	169,506	169,506	—	221,202
Bank of America — Multi. JV (3)	97,002	97,002	—	122,167

	$9,444,814	$9,093,821	$350,993	$12,007,414

(1)

Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents the principal balance of the collateral assets.
(3)

These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Asset-Specific Financings

The following tables detail our asset-specific financings ($ in thousands):

	March 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	2	$122,699	$112,093	L+6.05%	n/a	Aug. 2022
Financing provided	2	$97,699	$91,624	L+4.06%	n/a	Aug. 2022

(1)

These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(2)	Borrowings under our asset-specific financings are non-recourse to us.
(3)

The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings are term-matched to the corresponding collateral loans.

Revolving Credit Agreement

We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.

During the three months ended March 31, 2019, the weighted-average outstanding borrowings under the revolving credit agreement was $43.8 million and we recorded interest expense of $969,000, including $268,000 of amortization of deferred fees and expenses. As of March 31, 2019, we had $43.8 million of borrowings outstanding under the agreement.

Loan Participations Sold

The following table details our loan participations sold ($ in thousands):

	March 31, 2019
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/ Cost (1)	Guarantee (2)	Term
Total loan	1	$140,504	$139,504	L+5.96%	n/a	Feb. 2022
Senior participation (3)(4)	1	107,330	107,237	L+4.06%	n/a	Feb. 2022

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees/financing costs.

(2)	As of March 31, 2019, our loan participations sold was non-recourse to us.
(3)	During the three months ended March 31, 2019, we recorded $1.7 million of interest expense related to our loan participations sold.
(4)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $93,000 as of March 31, 2019.

Refer to Note 6 to our consolidated financial statements for additional details of our loan participations sold.

Non-Consolidated Senior Interests

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of March 31, 2019 ($ in thousands):

	March 31, 2019
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee	Wtd. Avg. Term
Total loan	3	$552,310	n/a	6.10%	n/a	Oct. 2022
Senior participation	3	449,542	n/a	4.60%	n/a	Oct. 2022

(1)

Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations

The following table details our securitized debt obligations ($ in thousands):

	March 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	24	$1,000,000	$1,000,000	L+3.74%	June 2022
Financing provided	1	817,500	811,940	L+1.64%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	691,178	688,117	L+3.60%	June 2023
Financing provided	1	474,620	474,477	L+1.65%	June 2033
Total
Collateral assets	25	$1,691,178	$1,688,117	L+3.68%

Financing provided (4)	2	$1,292,120	$1,286,417	L+1.65%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2019, we recorded $13.5 million of interest expense related to our securitized debt obligations.

Refer to Notes 7 and 15 to our consolidated financial statements for additional details of our securitized debt obligations.

Floating Rate Portfolio

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2019, 96% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2019, the remaining 4% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of March 31, 2019 ($/£/€/A$/C$ in thousands):

	USD	GBP	EUR	AUD		CAD
Floating rate loans (1)	$11,665,025	£837,541	€1,020,697	A$	468,020	C$	315,393
Floating rate debt (1)(2)(3)	(8,644,829)	(546,781)	(779,119)		(255,270)		(353,849)

Net floating rate exposure (4)	$3,020,196	£290,760	€241,578	A$	212,750	C$	(38,456)

(1)

Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Balance includes two interest rate swaps totaling C$17.3 million ($13.0 million as of March 31, 2019) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $178.4 million and C$21.7 million ($16.3 million as of March 31, 2019) to limit our exposure to increases in interest rates.

Convertible Notes

As of March 31, 2019, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.

III. Our Results of Operations

Operating Results

The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended March 31,		2019 vs. 2018
	2019	2018	$
Income from loans and other investments
Interest and related income	$224,759	$155,425	$69,334
Less: Interest and related expenses	118,688	69,989	48,699

Income from loans and other investments, net	106,071	85,436	20,635
Other expenses
Management and incentive fees	19,790	15,492	4,298
General and administrative expenses	9,313	8,708	605

Total other expenses	29,103	24,200	4,903

Income before income taxes	76,968	61,236	15,732
Income tax provision	101	120	(19)

Net income	76,867	61,116	15,751

Net income attributable to non-controlling interests	(302)	(158)	(144)

Net income attributable to Blackstone Mortgage Trust, Inc.	$76,565	$60,958	$15,607

Net income per share — basic and diluted	$0.62	$0.56	$0.06
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net

Income from loans and other investments, net increased $20.6 million during the three months ended March 31, 2019 compared to the corresponding period in 2018. The increase was primarily due to (i) an increase in LIBOR and (ii) an increase in the weighted-average principal balance of our loan portfolio, which increased by $4.4 billion during the three months ended March 31, 2019, as compared to the corresponding period in 2018. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $4.0 billion during the three months ended March 31, 2019, as compared to the corresponding period in 2018.

Other expenses

Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $4.9 million during the three months ended March 31, 2019 compared to the corresponding period in 2018 due to (i) an increase of $2.3 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $2.0 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of our class A common stock during 2018, and (iii) $792,000 of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans. These were partially offset by a decrease of $186,000 of general operating expenses.

Net income attributable to non-controlling interests

During the three months ended March 31, 2019 and 2018, we recorded $302,000 and $158,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.

Dividends per share

During the three months ended March 31, 2019, we declared a dividend of $0.62 per share, or $77.9 million, which was paid on April 15, 2019 to common stockholders of record as of March 29, 2019. During the three months ended March 31, 2018, we declared a dividend of $0.62 per share, or $67.1 million.

IV. Liquidity and Capital Resources

Capitalization

We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance and sale of Convertible Notes. As of March 31, 2019, we had 125,666,550 shares of our class A common stock outstanding representing $3.5 billion of stockholders’ equity, $9.2 billion of outstanding borrowings under secured debt agreements, and $622.5 million of Convertible Notes outstanding.

As of March 31, 2019, our secured debt agreements consisted of secured credit facilities with an outstanding balance of $9.1 billion and $97.7 million of asset-specific financings. We also finance our business through the sale of loan participations and non-consolidated senior interests. As of March 31, 2019 we had $107.3 million of loan participations sold and $449.5 million of non-consolidated senior interests outstanding. In addition, as of March 31, 2019, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our CLO and our 2017 Single Asset Securitization.

See Notes 5, 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, loan participations sold, securitized debt obligations, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio

The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2019	December 31, 2018
Debt-to-equity ratio (1)	2.8x	2.8x
Total leverage ratio (2)	3.7x	3.7x

(1)	Represents (i) total outstanding secured debt agreements and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity

Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$79,437	$105,662
Available borrowings under secured debt agreements	370,514	359,618
Loan principal payments held by servicer, net (1)	37,285	4,855

	$487,236	$470,135

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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,994,957 shares of class A common stock were available for issuance as of March 31, 2019, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of March 31, 2019. Refer to Note 10 to our consolidated financial statements for additional details.

Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.

Liquidity Needs

In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $9.2 billion of outstanding borrowings under secured debt agreements, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments

Our contractual obligations and commitments as of March 31, 2019 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments (1)	$3,123,059	$194,868	$1,253,409	$1,674,782	$—
Principal repayments under secured debt agreements (2)	9,235,365	392,854	3,484,304	5,172,469	185,738
Principal repayments of convertible notes (3)	622,500	—	—	622,500	—
Interest payments (2)(4)	1,242,888	402,734	622,760	209,286	8,108

Total (5)	$14,223,812	$990,456	$5,360,473	$7,679,037	$193,846

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
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

(4)

Represents interest payments on our secured debt agreements and convertible notes. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of March 31, 2019 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(5)

Total does not include $107.3 million of loan participations sold, $449.5 million of non-consolidated senior interests, and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows

The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities	$77,572	$72,579
Cash flows used in investing activities	(333,446)	(967,495)
Cash flows provided by financing activities	229,678	857,676

Net decrease in cash, cash equivalents, and restricted cash	$(26,196)	$(37,240)

We experienced a net decrease in cash, cash equivalents, and restricted cash of $26.2 million for the three months ended March 31, 2019, compared to a net decrease of $37.2 million for the three months ended March 31, 2018. During the three months ended March 31, 2019, we (i) received $463.5 million of proceeds from loan principal repayments, (ii) borrowed a net $237.8 million under our secured debt agreements, and (iii) received $65.4 million of net proceeds from the issuance of class A common stock. We used the proceeds from our loan repayments and debt and equity financing activities to fund $799.3 million of new loans during the three months ended March 31, 2019.

Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5 and 10 to our consolidated financial statements for additional discussion of our secured debt agreements and equity.

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

Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2019 and December 31, 2018, we were in compliance with all REIT requirements.

Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 12, 2019.

Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2019 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (3)(4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
1	Senior loan	3/22/2018	$1,075.6	$1,075.6	$1,069.3	L + 3.15%	L + 3.40%	3/15/2023	Diversified - Spain	Mixed-Use	n/a	71%	3
2	Senior loan	5/11/2017	752.6	691.2	688.1	L + 3.40%	L + 3.60%	6/10/2023	Washington DC	Office	$338 / sqft	62%	3
3	Senior loan (3)	8/6/2015	481.0	481.0	87.1	5.75%	5.77%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
4	Senior loan	5/1/2015	355.0	342.4	341.7	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	$434 / sqft	68%	2
5	Senior loan	2/13/2018	330.0	325.0	324.7	L + 3.42%	L + 3.52%	3/9/2023	New York	Multi	$786,898 / unit	62%	3
6	Senior loan	1/7/2015	350.0	324.9	324.3	L + 2.50%	L + 2.76%	1/9/2021	New York	Office	$278 / sqft	53%	2
7	Senior loan	10/23/2018	352.4	316.3	314.0	L + 3.40%	L + 3.72%	10/23/2021	New York	Mixed-Use	$287 / sqft	65%	3
8	Senior loan	1/11/2019	313.0	313.0	308.5	L + 4.35%	L + 4.70%	1/11/2026	Diversified - UK	Other	$151 / sqft	59%	3
9	Senior loan	3/31/2017	339.3	302.7	300.1	L + 3.50%	L + 3.87%	8/9/2023	Maui	Hotel	$398,832 / key	61%	3
10	Senior loan	11/30/2018	291.3	274.8	272.2	L + 2.83%	L + 3.20%	12/9/2023	New York	Hotel	$224,913 / key	73%	3
11	Senior loan	11/30/2018	253.9	247.4	245.1	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hotel	$363,291 / key	73%	3
12	Senior loan	12/11/2018	310.0	241.2	238.3	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$203 / sqft	78%	3
13	Senior loan	8/3/2016	275.9	236.4	236.5	L + 4.66%	L + 5.32%	8/9/2021	New York	Office	$325 / sqft	57%	3
14	Senior loan	12/22/2017	225.0	225.0	223.7	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	$326,087 / unit	65%	3
15	Senior loan	5/9/2018	219.0	219.0	217.7	L + 3.00%	L + 3.24%	5/9/2023	New York	Industrial	$62 / sqft	70%	2
16	Senior loan	6/23/2015	212.6	212.6	212.6	L + 3.65%	L + 3.78%	5/8/2022	Washington DC	Office	$238 / sqft	72%	2
17	Senior loan	7/31/2018	284.5	211.8	209.3	L + 3.10%	L + 3.55%	8/9/2022	San Francisco	Office	$538 / sqft	50%	2
18	Senior loan	4/15/2016	225.0	207.5	206.3	L + 3.25%	L + 3.84%	5/9/2023	New York	Office	$193 / sqft	40%	3
19	Senior loan	6/4/2015	198.3	198.3	200.5	L + 4.19%	L + 4.14%	5/21/2021	Diversified - CAN	Hotel	$41,866 / key	54%	2
20	Senior loan	6/4/2018	189.4	190.1	188.8	L + 3.50%	L + 3.86%	6/9/2024	New York	Hotel	$313,015 / key	52%	3
21	Senior loan	4/12/2018	259.3	187.7	186.9	L + 2.93%	L + 3.32%	11/20/2022	New York	Office	$35 / sqft	58%	1
22	Senior loan	12/22/2016	204.5	185.5	185.2	L + 3.50%	L + 4.07%	1/9/2022	New York	Office	$261 / sqft	64%	3
23	Senior loan	4/9/2018	1,486.5	185.0	172.7	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
24	Senior loan	3/8/2016	181.2	181.2	180.3	L + 2.90%	L + 3.23%	9/9/2023	Orange County	Office	$228 / sqft	52%	2
25	Senior loan	5/16/2017	189.2	177.7	176.9	L + 3.90%	L + 4.29%	5/16/2021	Chicago	Office	$133 / sqft	59%	3
26	Senior loan	4/3/2018	178.6	176.6	175.5	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Mixed-Use	$500 / sqft	64%	3
27	Senior loan	10/26/2016	176.0	176.0	175.6	L + 3.10%	L + 3.46%	12/9/2022	San Francisco	Office	$189 / sqft	72%	2
28	Senior loan	11/23/2018	193.9	174.6	172.7	L + 2.62%	L + 2.87%	2/15/2024	Diversified - UK	Office	$519 / sqft	50%	3
29	Senior loan	8/31/2017	183.0	172.3	171.4	L + 3.00%	L + 3.40%	9/9/2022	Orange County	Office	$204 / sqft	64%	3
30	Senior loan	10/23/2018	278.4	171.5	169.8	L + 2.65%	L + 2.88%	11/9/2024	Atlanta	Office	$163 / sqft	64%	3
31	Senior loan	9/14/2018	178.9	171.1	169.7	L + 3.50%	L + 3.85%	9/14/2023	Canberra - AU	Mixed-Use	$444 / sqft	68%	3
32	Senior loan	9/27/2018	165.0	162.8	161.4	L + 2.25%	L + 2.61%	10/9/2025	Honolulu	Multi	$313,068 / unit	72%	3
33	Senior loan	9/4/2018	172.7	151.1	149.7	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hotel	$182,930 / key	70%	3
34	Senior loan	8/23/2017	165.0	142.1	141.2	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	$288 / sqft	74%	2
35	Senior loan	1/26/2017	168.8	140.5	139.5	L + 5.50%	L + 5.96%	2/9/2022	Boston	Office	$453 / sqft	42%	2

continued...

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (3)(4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
36	Senior loan	12/21/2017	182.5	135.9	134.7	L + 3.25%	L + 3.68%	1/9/2023	Atlanta	Office	$102 / sqft	51%	2
37	Senior loan	10/5/2016	134.8	134.8	134.8	L + 4.35%	L + 4.80%	10/9/2021	Diversified - US	Hotel	$68,301 / key	61%	2
38	Senior loan	6/24/2015	135.0	134.3	133.9	L + 3.50%	L + 3.72%	4/9/2023	Honolulu	Hotel	$225,285 / key	67%	2
39	Senior loan	1/30/2014	133.4	133.4	132.8	L + 4.30%	L + 5.83%	6/3/2019	New York	Hotel	$212,341 / key	38%	2
40	Senior loan	6/29/2017	140.2	132.9	132.2	L + 2.85%	L + 3.30%	7/9/2022	Los Angeles	Multi	$314,939 / unit	68%	2
41	Senior loan	11/14/2017	128.5	128.5	127.8	L + 3.80%	L + 4.16%	12/9/2022	Los Angeles	Hotel	$514,000 / key	56%	2
42	Senior loan	11/2/2017	140.0	124.2	123.5	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	$163 / sqft	69%	2
43	Senior loan	5/11/2017	135.9	123.3	122.7	L + 3.40%	L + 3.91%	6/10/2023	Washington DC	Office	$283 / sqft	38%	2
44	Senior loan	7/20/2017	193.2	122.7	120.8	L + 5.10%	L + 6.05%	8/9/2022	San Francisco	Office	$321 / sqft	58%	3
45	Senior loan	4/30/2018	167.0	118.4	116.9	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$532 / sqft	60%	3
46	Senior loan	12/10/2018	141.1	116.6	115.2	L + 2.95%	L + 3.31%	12/3/2024	London - UK	Office	$557 / sqft	72%	3
47	Senior loan	7/28/2016	119.0	116.2	116.0	L + 3.60%	L + 3.92%	8/9/2021	Atlanta	Office	$184 / sqft	70%	3
48	Senior loan	12/14/2018	135.6	114.7	113.8	L + 2.90%	L + 3.27%	1/9/2024	Diversified - US	Industrial	$46 / sqft	57%	3
49	Senior loan	10/17/2016	111.3	111.3	111.1	L + 3.95%	L + 3.98%	10/21/2021	Diversified - UK	Self-Storage	$153 / sqft	73%	3
50	Senior loan	2/20/2014	110.0	110.0	109.7	L + 3.95%	L + 4.16%	3/9/2021	New York	Office	$161 / sqft	74%	2
51	Senior loan	2/27/2015	105.7	105.7	105.4	L + 3.55%	L + 3.89%	4/28/2022	Chicago	Office	$216 / sqft	65%	2
52	Senior loan	3/21/2018	113.2	104.5	103.8	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	$104 / sqft	72%	3
53	Senior loan	3/13/2018	123.0	103.4	102.5	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	$160,368 / key	50%	3
54	Senior loan	3/10/2016	106.7	102.6	102.1	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$554,595 / unit	63%	3
55	Senior loan	10/16/2018	113.7	101.1	100.2	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hotel	$220,180 / key	72%	3
56	Senior loan	12/21/2018	123.1	100.4	99.2	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$196 / key	72%	2
57	Senior loan	9/20/2018	130.9	100.0	99.6	L + 4.00%	L + 4.06%	8/16/2023	Diversified - AU	Other	$161 / sqft	53%	3
58	Senior loan	5/16/2014	100.0	99.2	99.2	L + 3.85%	L + 4.18%	4/9/2022	Miami	Office	$214 / sqft	67%	3
59	Senior loan	12/20/2018	105.0	98.9	98.4	L + 2.95%	L + 3.28%	1/1/2022	Seattle	Multi	$248,550 / unit	65%	3
60	Senior loan	11/30/2018	105.1	98.3	97.6	L + 2.70%	L + 3.04%	12/9/2023	Diversified - US	Hotel	$75,153 / key	57%	3
61	Senior loan	6/1/2018	131.7	92.7	91.5	L + 3.40%	L + 3.75%	5/28/2023	London - UK	Office	$628 / sqft	70%	3
62	Senior loan	12/9/2014	104.5	91.8	91.7	L + 3.65%	L + 3.80%	12/9/2021	Diversified - US	Office	$79 / sqft	65%	2
63	Senior loan	2/9/2017	88.8	88.8	88.2	L + 4.50%	L + 4.85%	5/29/2023	London - UK	Office	$866 / sqft	69%	3
64	Senior loan	3/28/2019	98.4	88.5	88.1	L + 3.25%	L + 3.40%	1/9/2024	New York	Hotel	$114,327 / key	60%	3
65	Senior loan	2/18/2015	87.7	87.7	87.6	L + 3.75%	L + 4.17%	3/9/2020	Diversified - CA	Office	$181 / sqft	71%	3
66	Senior loan	2/12/2016	92.0	87.4	87.2	L + 4.15%	L + 4.46%	3/9/2021	New York	Office	$130 / sqft	65%	3
67	Senior loan	11/30/2018	151.1	85.5	84.5	L + 2.55%	L + 2.82%	12/9/2024	Washington DC	Office	$267 / sqft	60%	3
68	Senior loan	4/12/2018	103.1	84.5	83.8	L + 2.75%	L + 3.14%	5/9/2023	San Francisco	Office	$221 / sqft	72%	2
69	Senior loan	5/22/2014	84.2	84.2	84.2	L + 3.75%	L + 3.95%	6/15/2021	Orange County	Office	$146 / sqft	74%	2
70	Senior loan	5/1/2015	79.4	79.4	79.4	L + 3.95%	L + 4.21%	5/9/2020	Washington DC	Hotel	$203,634 / key	67%	3
71	Senior loan	3/31/2017	89.1	76.9	76.7	L + 4.30%	L + 4.95%	4/9/2022	New York	Office	$377 / sqft	64%	3
72	Senior loan	2/20/2019	132.3	76.5	75.2	L + 3.25%	L + 3.89%	2/19/2024	London - UK	Office	$375 / sqft	60%	3
73	Senior loan	6/29/2016	83.4	76.1	76.0	L + 2.80%	L + 3.28%	7/9/2021	Miami	Office	$294 / sqft	64%	2
74	Senior loan (3)	6/30/2015	63.4	60.4	11.9	L + 4.75%	L + 5.10%	8/15/2022	San Francisco	Condo	$614 / sqft	60%	2
75	Senior loan	7/26/2018	84.1	70.1	69.9	L + 2.75%	L + 2.85%	7/1/2024	Columbus	Multi	$65,962 / unit	69%	3

continued...

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (3)(4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
76	Senior loan	8/18/2017	69.4	69.4	69.1	L + 4.10%	L + 4.46%	8/18/2022	Brussels	Office	$110 / sqft	59%	3
77	Senior loan	6/4/2015	67.8	67.8	68.6	5.09%(7)	5.25%(7)	4/26/2019	Diversified - CAN	Retail	$39 / sqft	74%	3
78	Senior loan	11/30/2016	79.0	66.6	66.4	L + 3.95%	L + 4.39%	12/9/2021	Chicago	Retail	$1,317 / sqft	54%	3
79	Senior loan	4/5/2018	85.3	65.9	65.3	L + 3.10%	L + 3.51%	4/9/2023	Diversified - US	Industrial	$24 / sqft	54%	3
80	Senior loan	10/17/2018	80.4	65.1	64.5	L + 2.60%	L + 3.16%	11/9/2023	San Francisco	Office	$406 / sqft	68%	3
81	Senior loan	5/9/2017	73.7	64.7	64.5	L + 3.85%	L + 4.30%	5/9/2022	New York	Multi	$389,948 / unit	67%	3
82	Senior loan	3/11/2014	65.0	62.8	62.8	L + 4.50%	L + 4.77%	4/9/2019	New York	Multi	$705,469 / unit	65%	3
83	Senior loan	6/29/2017	64.2	60.8	60.5	L + 3.40%	L + 3.71%	7/9/2023	New York	Multi	$177,304 / unit	69%	3
84	Senior loan	10/5/2018	61.0	61.0	60.4	L + 5.50%	L + 5.65%	10/5/2021	Sydney - AU	Office	$648 / sqft	78%	3
85	Senior loan	7/13/2017	86.3	60.0	59.6	L + 3.75%	L + 4.18%	8/9/2022	Honolulu	Hotel	$192,926 / key	66%	3
86	Senior loan	1/13/2014	60.0	60.0	60.0	L + 3.45%	L + 3.71%	6/9/2020	New York	Office	$284 / sqft	53%	2
87	Senior loan	5/8/2017	80.0	59.1	58.4	L + 3.75%	L + 4.71%	5/8/2022	Washington DC	Office	$373 / sqft	73%	3
88	Senior loan	10/6/2017	55.9	55.8	55.6	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	3
89	Senior loan	11/23/2016	55.4	51.9	51.7	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	$216,432 / unit	65%	3
90	Senior loan	11/1/2017	52.1	51.8	51.6	L + 2.95%	L + 3.21%	11/9/2022	Denver	Multi	$154,127 / unit	74%	2
91	Senior loan	12/27/2016	57.2	49.5	49.3	L + 4.65%	L + 5.08%	1/9/2022	New York	Multi	$1,260,476 / unit	64%	3
92	Senior loan	11/19/2015	48.7	46.0	46.0	L + 4.00%	L + 4.50%	10/9/2019	New York	Office	$1,180 / sqft	57%	3
93	Senior loan	9/25/2018	49.3	44.5	44.2	L + 3.50%	L + 3.79%	9/1/2023	Chicago	Multi	$60,559 / unit	70%	3
94	Senior loan	5/20/2015	45.0	44.0	43.9	L + 3.00%	L + 3.08%	11/1/2022	Los Angeles	Office	$205 / sqft	59%	1
95	Senior loan	8/29/2017	51.2	43.5	43.2	L + 3.10%	L + 3.52%	10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
96	Senior loan	5/24/2018	81.3	43.2	42.5	L + 4.10%	L + 4.59%	6/9/2023	Boston	Office	$83 / sqft	55%	3
97	Senior loan	10/6/2017	41.1	41.0	40.9	L + 2.95%	L + 3.20%	10/9/2022	Las Vegas	Multi	$138,611 / unit	77%	2
98	Senior loan	6/26/2015	42.1	40.6	40.5	L + 3.75%	L + 4.14%	7/9/2020	San Diego	Office	$185 / sqft	73%	3
99	Senior loan	2/20/2019	50.2	36.9	36.4	L + 3.50%	L + 3.91%	3/9/2024	Calgary - CAN	Office	$102 / sqft	51%	3
100	Senior loan	11/30/2018	40.0	36.6	36.4	L + 2.95%	L + 3.38%	12/1/2023	Las Vegas	Multi	$76,256 / unit	70%	3
101	Senior loan	11/16/2018	211.9	30.5	28.4	L + 4.10%	L + 4.81%	12/9/2023	Fort Lauderdale	Mixed-Use	$86 / sqft	59%	3
102	Senior loan	1/30/2018	28.0	28.0	27.8	L + 2.90%	L + 3.26%	2/9/2023	Houston	Multi	$135,266 / unit	66%	3
103	Senior loan	3/1/2018	28.0	28.0	27.8	L + 2.95%	L + 3.31%	3/9/2023	Houston	Multi	$102,564 / unit	72%	3
104	Senior loan	9/1/2017	31.5	26.5	26.4	L + 4.15%	L + 4.55%	9/9/2021	New York	Condo	$284 / sqft	64%	3
105	Senior loan	8/30/2018	28.7	25.9	25.8	L + 3.00%	L + 3.42%	9/1/2022	Boise	Multi	$102,152 / unit	73%	3
106	Senior loan	9/1/2016	24.2	24.2	24.4	L + 4.20%	L + 4.70%	9/1/2022	Atlanta	Multi	$105,852 / unit	72%	1
107	Senior loan	10/31/2018	63.3	22.8	22.3	L + 5.00%	L + 5.63%	11/9/2023	New York	Multi	$59,101 / unit	57%	3
108	Senior loan	12/15/2017	22.5	22.5	22.3	L + 3.25%	L + 4.31%	12/9/2020	Diversified - US	Hotel	$8,465 / key	50%	2
109	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%	L + 3.48%	1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	3
110	Senior loan	6/4/2015	19.4	19.4	19.3	4.46%	4.90%	12/23/2021	Montreal - CAN	Office	$53 / sqft	45%	2
111	Senior loan	10/31/2018	59.3	18.9	18.5	L + 5.00%	L + 6.00%	11/9/2023	New York	Condo	$79 / sqft	64%	3
112	Senior loan	6/15/2018	22.0	18.9	18.9	L + 3.35%	L + 3.43%	7/1/2022	Phoenix	Multi	$65,976 / unit	78%	3
113	Senior loan	11/2/2017	17.9	16.8	16.8	L + 3.90%	L + 4.01%	11/1/2020	Phoenix	Multi	$64,506 / unit	59%	2
114	Senior loan	3/9/2018	17.8	16.8	16.8	L + 3.75%	L + 3.77%	4/1/2023	Los Angeles	Multi	$128,979 / unit	75%	3
115	Senior loan	6/4/2015	16.1	16.1	16.2	5.15%	5.27%	9/4/2020	Diversified - CAN	Self-Storage	$3,510 / unit	61%	2

continued...

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (3)(4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
116	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$110,714 / unit	56%	3
117	Senior loan	2/28/2019	15.3	12.6	12.5	L + 3.00%	L + 3.33%	3/1/2024	San Antonio	Multi	$54,704 / unit	63%	3
118	Senior loan	6/29/2018	11.6	11.6	11.6	L + 2.95%	L + 3.32%	7/1/2020	Washington DC	Multi	$61,053 / unit	60%	2
119	Senior loan	10/31/2018	10.0	10.0	10.0	L + 3.35%	L + 3.58%	11/1/2020	Boise	Multi	$156,250 / unit	74%	2
120	Senior loan	5/30/2018	10.1	9.5	9.5	L + 3.90%	L + 3.98%	6/1/2021	Phoenix	Multi	$106,066 / unit	74%	3
121	Senior loan	7/21/2017	7.3	7.3	7.3	L + 5.25%	L + 6.28%	7/1/2019	Phoenix	Multi	$56,154 / unit	78%	2
122	Senior loan (3)	9/22/2017	91.0	10.9	2.9	L + 5.64%	L + 6.17%	10/9/2022	San Francisco	Multi	$446,078 / unit	46%	3

			$18,239.5	$15,053.4	$14,508.7	5.59%	5.95%	3.8 yrs				64%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)

In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2019, three loans in our portfolio have been financed with an aggregate $449.5 million of non-consolidated senior interest, which are included in the table above.

(4)

Portfolio excludes our $98.6 million subordinate risk retention interest in the $1.0 billion 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)

As of March 31, 2019, our floating rate loans were indexed to various benchmark rates, with 81% of floating rate loans by loan exposure indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Loan Portfolio Net Interest Income

Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2019, 96% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2019, the remaining 4% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following March 31, 2019, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

Currency	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)		Interest Rate Sensitivity as of March 31, 2019
			Increase in Rates		Decrease in Rates
			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$11,665,025	Income	$23,218	$46,436	$(22,860)	$(44,384)
	(8,644,829)	Expense	(16,827)	(33,648)	17,081	34,010

	$3,020,196	Net interest	$6,391	$12,788	$(5,779)	$(10,374)

GBP	$1,091,735	Income	$1,804	$3,987	$(1,558)	$(3,003)
	(712,730)	Expense	(1,425)	(2,851)	1,425	2,851

	$379,005	Net interest	$379	$1,136	$(133)	$(152)

EUR	$1,145,017	Income	$—	$1,249	$—	$—
	(874,016)	Expense	—	(936)	—	—

	$271,001	Net interest	$—	$313	$—	$—

AUD	$332,107	Income	$664	$1,328	$(664)	$(1,241)
	(181,140)	Expense	(362)	(725)	274	548

	$150,967	Net interest	$302	$603	$(390)	$(693)

CAD(3)	$236,267	Income	$424	$896	$(399)	$(797)
	(265,075)	Expense	(530)	(1,060)	530	1,060

	$(28,808)	Net interest	$(106)	$(164)	$131	$263

		Total net interest	$6,966	$14,676	$(6,171)	$(10,956)

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

(2)	Includes borrowings under secured debt agreements, loan participations sold, non-consolidated senior interests, and securitized debt obligations.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($13.0 million as of March 31, 2019) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value

As of March 31, 2019, 4% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.

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

The following table outlines our assets and liabilities that are denominated in a foreign currency (£/€/C$/A$ in thousands):

	March 31, 2019
Foreign currency assets (1)	£1,207,738	€1,033,564	C$	459,326	A$	471,467
Foreign currency liabilities (1)	(852,037)	(775,538)		(371,934)		(256,671)
Foreign currency contracts — notional	(262,000)	(179,600)		(78,700)		(210,700)

Net exposure to exchange rate fluctuations	£93,701	€78,426	C$	8,692	A$	4,096

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $46.4 million and $28.9 million, respectively, as of March 31, 2019. Substantially all of our net asset exposure to the Canadian and Australian dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2019, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Fifth Amended and Restated Bylaws

Effective April 19, 2019, our board of directors approved our Fifth Amended and Restated Bylaws, which amend and restate our existing bylaws to allow stockholders the power to adopt, alter or repeal any provision of the bylaws, or adopt new bylaws, by the affirmative vote of a majority of the votes entitled to be cast on the matter by stockholders entitled to vote in the election of directors. The Fifth Amended and Restated Bylaws also incorporate conforming language and stylistic and clarifying changes, including to clarify the circumstances under which a properly submitted stockholder proposal shall be considered at a meeting of stockholders.

The foregoing description does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amended and Restated Bylaws, which is filed as Exhibit 3.1 to this quarterly report on Form 10-Q and is incorporated herein by reference. In addition, a version of the Fifth Amended and Restated Bylaws that has been marked to show changes from the bylaws that were previously in effect is included as Exhibit 3.2 and is incorporated herein by reference.

ITEM 6.	EXHIBITS

3.1	Fifth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc.

3.2	Fifth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (marked).

10.1

Fourth Amended and Restated Master Repurchase Agreement, dated as of February  15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finaco, LLC and Citibank, N.A.

10.2	Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage trust, Inc. and Citibank, N.A.

10.3

Amendment No. 5, dated as of February  22, 2019, to Amended and Restated Master Repurchase Agreement by and among Parlex 15 Finco, LLC, Blackstone Mortgage Trust, Inc. and Deutsche Bank AG, Cayman Islands Branch.

10.4	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan.

10.5	Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

+

This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

April 23, 2019	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 23, 2019	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)