Form 10-Q
period 2019-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2019-10-23
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2019
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
of the Exchange Act).    Yes
☐
    No
☒
The number of the registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of October 16, 2019 was
134,288,919
.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and cash equivalents	$84,289	$105,662
Loans receivable, net	14,755,072	14,191,200
Other assets	243,055	170,513

Total Assets	$15,082,416	$14,467,375

Liabilities and Equity
Secured debt agreements, net	$8,790,604	$8,974,756
Loan participations sold, net	—	94,418
Securitized debt obligations, net	1,288,389	1,285,471
Secured term loan, net	490,659	—
Convertible notes, net	612,263	609,911
Other liabilities	139,884	128,212

Total Liabilities	11,321,799	11,092,768

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 134,288,584 and 123,435,738 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,343	1,234
Additional paid-in capital	4,362,476	3,966,540
Accumulated other comprehensive loss	(33,394)	(34,222)
Accumulated deficit	(587,632)	(569,428)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,742,793	3,364,124
Non-controlling interests	17,824	10,483

Total Equity	3,760,617	3,374,607

Total Liabilities and Equity	$15,082,416	$14,467,375

____________
Note: The consolidated balance sheets as of September 30, 2019 and December 31, 2018 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both September 30, 2019 and December 31, 2018, assets of the consolidated VIEs totaled $1.5 billion and liabilities of the consolidated VIEs totaled $1.3 billion. Refer to Note 16 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income from loans and other investments
Interest and related income	$213,873	$203,107	$662,001	$550,011
Less: Interest and related expenses	111,957	97,955	347,536	255,677

Income from loans and other investments, net	101,916	105,152	314,465	294,334
Other expenses
Management and incentive fees	17,502	18,368	58,276	56,248
General and administrative expenses	9,741	8,443	28,951	25,897

Total other expenses	27,243	26,811	87,227	82,145

Income before income taxes	74,673	78,341	227,238	212,189
Income tax (benefit) provision	(721)	48	(573)	272

Net income	75,394	78,293	227,811	211,917

Net income attributable to non-controlling interests	(497)	(128)	(1,176)	(481)
Net income attributable to Blackstone Mortgage Trust, Inc.	$74,897	$78,165	$226,635	$211,436
Net income per share of common stock basic and diluted	$0.56	$0.67	$1.76	$1.90
Weighted-average shares of common stock outstanding, basic and diluted	134,536,683	116,203,140	128,485,701	111,251,864

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$75,394	$78,293	$227,811	$211,917
Other comprehensive income
Unrealized loss on foreign currency translation	(39,961)	(2,416)	(44,125)	(26,766)
Realized and unrealized gain on derivative financial instruments	35,987	1,703	44,953	23,623

Other comprehensive (loss) income	(3,974)	(713)	828	(3,143)

Comprehensive income	71,420	77,580	228,639	208,774
Comprehensive income attributable to non-controlling interests	(497)	(128)	(1,176)	(481)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$70,923	$77,452	$227,463	$208,293

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607
Shares of class A common stock issued, net	23	65,358	—	—	65,381	—	65,381
Restricted class A common stock earned	—	7,639	—	—	7,639	—	7,639
Dividends reinvested	—	143	—	(132)	11	—	11
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	3,466	—	3,466	—	3,466
Net income	—	—	—	76,565	76,565	302	76,867
Dividends declared on common stock, $0.62 per share	—	—	—	(77,913)	(77,913)	—	(77,913)
Contributions from non-controlling interests	—	—	—	—	—	1,470	1,470
Distributions to non-controlling interests	—	—	—	—	—	(64)	(64)

Balance at March 31, 2019	$1,257	$4,039,805	$(30,756)	$(570,908)	$3,439,398	$12,191	$3,451,589
Shares of class A common stock issued, net	86	306,866	—	—	306,952	—	306,952
Restricted class A common stock earned	—	7,629	—	—	7,629	—	7,629
Dividends reinvested	—	146	—	(138)	8	—	8
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	1,336	—	1,336	—	1,336
Net income	—	—	—	75,174	75,174	377	75,551
Dividends declared on common stock, $0.62 per share	—	—	—	(83,259)	(83,259)	—	(83,259)
Contributions from non-controlling interests	—	—	—	—	—	17,158	17,158
Distributions to non-controlling interests	—	—	—	—	—	(664)	(664)

Balance at June 30, 2019	$1,343	$4,354,571	$(29,420)	$(579,131)	$3,747,363	$29,062	$3,776,425
Shares of class A common stock issued, net	—	—	—	—	—	—	—
Restricted class A common stock earned	—	7,629	—	—	7,629	—	7,629
Dividends reinvested	—	151	—	(139)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive loss	—	—	(3,974)	—	(3,974)	—	(3,974)
Net income	—	—	—	74,897	74,897	497	75,394
Dividends declared on common stock, $0.62 per share	—	—	—	(83,259)	(83,259)	—	(83,259)
Contributions from non-controlling interests	—	—	—	—	—	8,093	8,093
Distributions to non-controlling interests	—	—	—	—	—	(19,828)	(19,828)

Balance at September 30, 2019	$1,343	$4,362,476	$(33,394)	$(587,632)	$3,742,793	$17,824	$3,760,617

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31 , 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406
Shares of class A common stock issued, net	3	—	—	—	3	—	3
Restricted class A common stock earned	—	6,848	—	—	6,848	—	6,848
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Dividends reinvested	—	122	—	(108)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	7,803	—	7,803	—	7,803
Net income	—	—	—	60,958	60,958	158	61,116
Dividends declared on common stock, $0.62 per share	—	—	—	(67,066)	(67,066)	—	(67,066)
Contributions from non-controlling interests	—	—	—	—	—	375	375
Distributions to non-controlling interests	—	—	—	—	—	(1,575)	(1,575)
Balance at March 31 , 2018	$1,082	$3,515,418	$(21,903)	$(573,384)	$2,921,213	$5,298	$2,926,511
Shares of class A common stock issued, net	32	102,463	—	—	102,495	—	102,495
Restricted class A common stock earned	—	6,653	—	—	6,653	—	6,653
Conversion of convertible notes	—	(20)	—	—	(20)	—	(20)
Dividends reinvested	—	128	—	(115)	13	—	13
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive lo ss	—	—	(10,233)	—	(10,233)	—	(10,233)
Net income	—	—	—	72,313	72,313	195	72,508
Dividends declared on common stock, $0.62 per share	—	—	—	(69,079)	(69,079)	—	(69,079)
Contributions from non-controlling interests	—	—	—	—	—	2,100	2,100
Distributions to non-controlling interests	—	—	—	—	—	(2,411)	(2,411)
Balance at June 30 , 2018	$1,114	$3,624,767	$(32,136)	$(570,265)	$3,023,480	$5,182	$3,028,662
Shares of class A common stock issued, net	83	267,209	—	—	267,292	—	267,292
Restricted class A common stock earned	—	6,609	—	—	6,609	—	6,609
Dividends reinvested	—	131	—	(119)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive loss	—	—	(713)	—	(713)	—	(713)
Net income	—	—	—	78,165	78,165	128	78,293
Dividends declared on common stock, $0.62 per share	—	—	—	(74,198)	(74,198)	—	(74,198)
Contributions from non-controlling interests	—	—	—	—	—	2,025	2,025
Distributions to non-controlling interests	—	—	—	—	—	(114)	(114)
Balance at September 30 , 2018	$1,197	$3,898,841	$(32,849)	$(566,417)	$3,300,772	$7,221	$3,307,993

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$227,811	$211,917
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	23,276	20,488
Amortization of deferred fees on loans and debt securities	(40,110)	(35,955)
Amortization of deferred financing costs and premiums/ discount on debt obligations	22,702	20,993
Changes in assets and liabilities, net
Other assets	(3,518)	(9,709)
Other liabilities	(1,570)	15,001

Net cash provided by operating activities	228,591	222,735

Cash flows from investing activities
Origination and fundings of loans receivable	(3,319,563)	(5,222,803)
Principal collections and sales proceeds from loans receivable and debt securities	2,589,622	2,503,454
Loan contributed to securitization	—	512,002
Investment in debt securities held-to-maturity	—	(95,937)
Origination and exit fees received on loans receivable	32,527	74,111
Receipts under derivative financial instruments	35,756	34,975
Payments under derivative financial instruments	(4,650)	(14,031)
Collateral deposited under derivative agreements	(11,400)	(32,110)
Return of collateral deposited under derivative agreements	9,090	28,870

Net cash used in investing activities	(668,618)	(2,211,469)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities
Borrowings under secured debt agreements	$2,950,456	$5,749,678
Repayments under secured debt agreements	(3,048,960)	(4,147,893)
Proceeds from sale of loan participations	21,346	86,339
Repayment of loan participations	(115,874)	(85,875)
Net proceeds from issuance of secured term loans	498,750	—
Repayments on secured term loans	(1,250)	—
Payment of deferred financing costs	(25,710)	(18,995)
Contributions from non-controlling interests	26,721	4,500
Distributions to non-controlling interests	(20,556)	(4,100)
Net proceeds from issuance of convertible notes	—	214,775
Repayment of convertible notes	—	(192)
Net proceeds from issuance of class A common stock	372,329	369,787
Dividends paid on class A common stock	(237,702)	(203,065)

Net cash provided by financing activities	419,550	1,964,959

Net decrease in cash and cash equivalents	(20,477)	(23,775)
Cash and cash equivalents at beginning of period	105,662	102,518
Effects of currency translation on cash and cash equivalents	(896)	8,244

Cash and cash equivalents at end of period	$84,289	$86,987

Supplemental disclosure of cash flows information
Payments of interest	$(324,013)	$(224,320)
Payments of income taxes	$(205)	$(546)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(83,259)	$(74,195)
Loan principal payments held by servicer, net	$56,843	$3,577

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
During the second quarter of 2018, the letter of credit related to our restricted cash balance was cancelled and the cash was transferred out of our segregated bank account. As of both September 30, 2019 and December 31, 2018, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $348.4 million and $320.0 million as of September 30, 2019 and December 31, 2018, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Secured Debt Agreements
Where applicable, we record investments financed with secured debt agreements as separate assets and the related borrowings under any secured debt agreements are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the secured debt agreements are reported separately on our consolidated statements of operations.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2019	December 31, 2018
Number of loans	128	125
Principal balance	$14,849,556	$14,293,970
Net book value	$14,755,072	$14,191,200
Unfunded loan commitments (1)	$4,724,809	$3,405,945
Weighted-average cash coupon (2)	5.07%	5.67%
Weighted-average all-in yield (2)	5.42%	6.00%
Weighted-average maximum maturity (years) (3)	3.6	3.9

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
Cash coupon and
all-in
yield assume applicable floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as of September 30, 2019 and December 31, 2018, respectively, for weighted-average calculation. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. As of September 30, 2019, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and 1% earned a fixed rate of interest. In addition, $3.5 billion of our loans earned interest based on floors that are above the applicable index as of September 30, 2019. As of December 31, 2018, 98% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and 2% earned a fixed rate of interest.
In addition, $1.2 billion of our loans earned interest based on floors that are above the applicable index as of December 31, 2018.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2019, 59% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 41% were open to repayment by the borrower without penalty. As of December 31, 2018, 75% of our loans were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
December 31, 2018	$14,293,970	$(102,770)	$14,191,200
Loan fundings	3,319,563	—	3,319,563
Loan repayments and sales proceeds	(2,640,402)	—	(2,640,402)
Unrealized (loss) gain on foreign currency translation	(123,575)	1,085	(122,490)
Deferred fees and other items	—	(32,527)	(32,527)
Amortization of fees and other items	—	39,728	39,728

September 30, 2019	$14,849,556	$(94,484)	$14,755,072

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2019
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	59	$7,654,154	$7,838,768	50%
Hotel	17	2,367,575	2,444,738	16
Multifamily	37	2,272,220	2,312,100	15
Industrial	5	700,751	704,098	5
Retail	3	381,451	388,138	3
Self-Storage	2	280,880	281,593	2
Condominium	1	223,908	225,116	1
Other	4	874,133	1,188,383	8

	128	$14,755,072	$15,382,934	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	29	$4,069,651	$4,097,215	27%
West	29	3,186,197	3,370,213	22
Southeast	19	2,212,190	2,222,654	14
Midwest	11	1,283,170	1,289,119	8
Southwest	13	626,893	630,498	4
Northwest	4	177,295	177,900	1

Subtotal	105	11,555,396	11,787,599	76
International
United Kingdom	11	1,331,763	1,667,035	11
Spain	2	1,109,276	1,115,580	7
Australia	3	337,107	338,975	2
Germany	1	189,016	241,106	2
Canada	4	148,291	147,880	1
Belgium	1	84,223	84,759	1
Ireland	1	—	—	—

Subtotal	23	3,199,676	3,595,335	24

Total	128	$14,755,072	$15,382,934	100%

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $533.4 million of such non-consolidated
senior interests as of September 30, 2019.

(2)	Excludes investment exposure to the $ 993.5 million 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	September 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	4	$275,921	$276,178	2	$181,366	$182,740
2	39	4,536,225	4,564,094	38	3,860,432	3,950,025
3	82	9,776,127	10,375,349	85	10,149,402	10,608,079
4	3	166,799	167,313	—	—	—
5	—	—	—	—	—	—

	128	$14,755,072	$15,382,934	125	$14,191,200	$14,740,844

____________
(1)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $533.4 million and $446.9 million of such non-consolidated
senior interests as of September 30, 2019 and December 31, 2018, respectively.

(2)	Excludes investment exposure to the $
993.5
million and $1.0 billion 2018 Single Asset Securitization as of September 30, 2019 and December 31, 2018, respectively. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both September 30, 2019 and December 31, 2018. We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of September 30, 2019 or December 31, 2018.
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2019 and December 31, 2018, our Multifamily Joint Venture held $537.7 million and $334.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
The following table details the components of our other assets ($ in thousands):

	September 30, 2019	December 31, 2018
Debt securities held-to-maturity (1)	$92,580	$96,167
Loan portfolio payments held by servicer (2)	60,978	6,133
Accrued interest receivable	60,907	56,679
Derivative assets	25,009	9,916
Collateral deposited under derivative agreements	2,310	—
Prepaid taxes	750	6
Prepaid expenses	43	647
Other	478	965

Total	$243,055	$170,513

(1)
Represents the subordinate risk retention interest in the $
993.5
 million and $1.0 billion 2018 Single Asset Securitization
 as of September 30, 2019 and December 31, 2018, respectively
, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 16 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the components of our other liabilities

($ in thousands):

	September 30, 2019	December 31, 2018
Accrued dividends payable	$83,259	$76,530
Accrued interest payable	25,522	25,588
Accrued management and incentive fees payable	17,502	18,586
Accounts payable and other liabilities	6,849	4,583
Derivative liabilities	3,992	2,925
Secured debt repayments pending servicer remittance (1)	2,760	—

Total	$139,884	$128,212

(1)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

5. SECURED DEBT AGREEMENTS, NET
Our secured debt agreements include secured credit facilities, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	September 30, 2019	December 31, 2018
Secured credit facilities	$8,567,394	$8,870,897
Asset-specific financings	249,172	81,739
Revolving credit agreement	—	43,845

Total secured debt agreements	$8,816,566	$8,996,481

Deferred financing costs (1)	(25,962)	(21,725)

Net book value of secured debt	$8,790,604	$8,974,756

(1)
Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Secured Credit Facilities
During the nine months ended September 30, 2019, we added
two
new credit facilities, providing an aggregate additional $577.0 million of credit capacity, and increased the maximum facility size of six of our existing credit facilities, providing an aggregate additional $1.3 billion of credit capacity. The following tables detail our secured credit facilities ($ in thousands):

	September 30, 2019
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$1,722,050	$1,722,050	$—	$2,185,465
Wells Fargo	1,661,789	1,564,215	97,574	2,135,379
JP Morgan	1,016,689	918,526	98,163	1,303,288
Citibank	1,090,739	888,053	202,686	1,386,175
Barclays	996,648	793,906	202,742	1,246,490
Bank of America	658,724	658,724	—	840,573
Morgan Stanley	490,213	434,165	56,048	658,055
MetLife	417,677	417,677	—	524,004
Société Générale	333,473	333,473	—	428,887
Goldman Sachs	313,895	268,895	45,000	426,383
Goldman Sachs - Multi. JV (3)	217,601	217,601	—	279,037
US Bank - Multi. JV (3)	184,031	183,937	94	230,039
Santander	143,852	143,852	—	179,815
Bank of America - Multi. JV (3)	22,320	22,320	—	28,642

	$9,269,701	$8,567,394	$702,307	$11,852,232

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

The weighted-average outstanding balance of our secured credit facilities was $8.6 billion for the nine months ended September 30, 2019. As of September 30, 2019, we had aggregate borrowings of $8.6 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.67% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.87% per annum, and a weighted-average advance rate of 79.5%. As of September 30, 2019, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.1 years.

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

The weighted-average outstanding balance of our secured credit facilities was $7.0 billion for the nine months ended December 31, 2018. As of December 31, 2018, we had aggregate borrowings of $8.9 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.72% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.90% per annum, and a weighted-average advance rate of 79.5%. As of December 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.5 years.
Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following tables outline the key terms of our credit facilities as of September 30, 2019:

Lender	Currency	Guarantee (1)	Margin Call (2)	Term/Maturity
JP Morgan	$ / £	50%	Collateral marks only	January 7, 2021 (6)
Bank of America - Multi. JV (3)		$43%	Collateral marks only	December 16, 2021 (7)
Deutsche Bank	$ / €	60% (4)	Collateral marks only	August 9, 2021 (4)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 1, 2022
Goldman Sachs - Multi. JV (3)		$25%	Collateral marks only	July 12, 2022 (8)
Bank of America		$50%	Collateral marks only	May 21, 2023 (9)
Goldman Sachs		$25%	Collateral marks only	October 22, 2023 (10)
Barclays	$ / £ / €	25%	Collateral marks only	June 18, 2024 (11)
MetLife		$61%	Collateral marks only	September 23, 2025 (12)
Citibank	$ / £ / € / A$ / C$	25%	Collateral marks only	Term matched (13)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched (13)
Santander		€50%	Collateral marks only	Term matched (13)
Wells Fargo	$ / C$	25% (5)	Collateral marks only	Term matched (13)
US Bank - Multi. JV (3)		$25%	Collateral marks only	Term matched (13)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)
Includes a
one-year
extension option which may be exercised at our sole discretion. Specific borrowings outstanding of $803.7 million are 100% guaranteed and the related maturity dates are term-matched to the respective collateral assets. The remainder of the credit facility borrowings are 25% guaranteed.

(5)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $174.3 million related to $302.7 million of specific borrowings outstanding.
(6)	Maturity dates for $520.6 million of specific borrowings outstanding are term-matched to the respective collateral assets.
(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)	Includes a one-year extension option which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)	Includes three one-year extension options which may be exercised at our sole discretion.
(11)	Includes four one-year extension options which may be exercised at our sole discretion.
(12)	Includes five one-year extension options which may be exercised at our sole discretion.
(13)
These secured credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Currency	Potential Borrowings (1)	Outstanding Borrowings	Floating Rate Index (2)	Spread	Advance Rate (3)
$	$ 7,113,454	$ 6,465,833	USD LIBOR	L + 1.65%	79.7%
€	€ 1,013,050	€ 963,636	EURIBOR	E + 1.49%	80.0%
£	£ 619,853	£ 619,170	GBP LIBOR	L + 2.06%	77.1%
A$	A$ 255,270	A$ 255,270	BBSY	BBSY + 1.90%	78.0%
C$	C$ 156,349	C$ 156,362	CDOR	CDOR + 1.83%	80.7%

	$ 9,269,701	$ 8,567,394		INDEX + 1.67%	79.5%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Asset-Specific Financings
The following tables detail our asset-specific financings ($ in thousands):

	September 30, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$326,839	$314,472	L+4.96%	n/a	Mar. 2023
Financing provided	4	$249,172	$241,597	L+3.53%	84,486	Mar. 2023

	December 31, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	1	$106,739	$104,807	L+6.08%	n/a	Aug. 2022
Financing provided	1	$81,739	$80,938	L+4.07%	n/a	Aug. 2022

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

The weighted-average outstanding balance of our asset-specific financings was $148.3 million for the nine months ended September 30, 2019 and $37.8 million for the nine months ended December 31, 2018.
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
During the nine months ended September 30, 2019, the weighted-average outstanding borrowings under the revolving credit agreement was $19.1 million and we recorded interest expense of $2.1 million, including $781,000 of amortization of deferred fees and expenses. As of September 30, 2019, we had no outstanding borrowings under the agreement.
During the nine months ended December 31, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $58.8 million and we recorded interest expense of $3.2 million, including $814,000 of amortization of deferred fees and expenses. As of December 31, 2018, we had $43.8 million of borrowings outstanding under the agreement.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.8 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2019; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2019 and December 31, 2018, we were in compliance with these covenants. Refer to Note 8 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.

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
We did not have any loan participations sold as of September 30, 2019. We did not record any interest expense related to our loan participations sold during the three months ended September 30, 2019. During the nine months ended September 30, 2019, we recorded $3.2 million of interest expense related to our loan participations sold. During the three and nine months ended September 30, 2018, we recorded $11.7 million and $15.2 million, respectively, of interest expense related to our loan participations sold. The following table details our loan participations sold as of December 31, 2018 ($ in thousands):

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Term
Total loan	1	$123,745	$122,669	L+5.92%	n/a	Feb. 2022
Senior participation (3)	1	94,528	94,418	L+4.07%	n/a	Feb. 2022

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

(Unaudited)

The following tables detail our securitized debt obligations ($ in thousands):

	September 30, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	20	$1,000,000	$1,000,000	L+3.43%	September 2022
Financing provided	1	817,500	813,852	L+1.71%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	700,197	698,040	L+3.60%	June 2023
Financing provided	1	474,620	474,537	L+1.65%	June 2033
Total
Collateral assets	21	$1,700,197	$1,698,040	L+3.51%

Financing provided (4)	2	$1,292,120	$1,288,389	L+1.69%

	December 31, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	26	$1,000,000	$1,000,000	6.25%	Apr. 2022
Financing provided	1	817,500	811,023	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	682,297	678,770	L+3.60%	June 2023
Financing provided	1	474,620	474,448	L+1.65%	June 2033
Total
Collateral assets	27	$1,682,297	$1,678,770	6.19%

Financing provided (4)	2	$1,292,120	$1,285,471	L+1.71%

(1)
As of September 30, 2019, all of our loans financed by securitized debt obligations earned a floating rate of interest. As of December 31, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
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
(4)
During the three and nine months ended September 30, 2019, we recorded $11.9 million and $36.9 million, respectively, of interest expense related to our securitized debt obligations. During the three and nine months ended September 30, 2018, we recorded $12.5 million and $
35.6
 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

8. SECURED TERM LOAN, NET
In April 2019 we entered into a senior secured term loan facility, or the Secured Term Loan. As of September 30, 2019, the following Secured Term Loan was outstanding ($ in thousands):

Term Loan Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
Term Loan B	$498,750	L+2.50%	L+2.80%	April 23, 2026

(1)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loan.
The Secured Term Loan is partially amortizing, with an amount equal to 1.0% per annum of the original principal balance due in quarterly installments beginning on September 30, 2019. The issue discount and transaction expenses on the Secured Term Loan were $1.3 million and $7.4 million, respectively, which will be amortized into interest expense over the life of the Secured Term Loan. The guarantee under our Secured Term Loan contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2019, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loan.
9. CONVERTIBLE NOTES, NET
As of September 30, 2019, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)
Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of September 30, 2019.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $35.85 on September 30, 2019 was greater than the per share conversion price of the May 2017 convertible notes but less than the per share conversion price of the March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the Convertible Notes did not have any impact on our diluted earnings per share.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2019	December 31, 2018
Face value	$622,500	$622,500
Unamortized discount	(9,552)	(11,740)
Deferred financing costs	(685)	(849)

Net book value	$612,263	$609,911

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash coupon	$7,015	$9,277	$21,045	$25,333
Discount and issuance cost amortization	792	1,535	2,352	4,242

Total interest expense	$7,807	$10,812	$23,397	$29,575

Accrued interest payable for the Convertible Notes was $
7.8
 million and $6.0 million
as of September 30, 2019 and December 31, 2018, respectively
. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2019				December 31, 2018
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	3		£389,200	Sell GBP Forward	3		£192,300
Sell EUR Forward	3		€231,000	Sell AUD Forward	2	A$	187,600
Sell AUD Forward	3	A$	129,500	Sell EUR Forward	1		€185,000
Sell CAD Forward	1	C$	39,100	Sell CAD Forward	1	C$	70,600
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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.9
Interest Rate Caps	1		$7,296	2.3%	USD LIBOR	0.2
Interest Rate Caps	1	C$	21,709	3.0%	CDOR	0.2

December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	3	C$	90,472	1.0%	CDOR	0.5
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	0.5
Interest Rate Caps	2	C$	39,998	2.5%	CDOR	0.6
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months
following September 30, 2019, we estimate that an additional $111,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.
Non-designated
Hedges
During the three and nine months ended September 30, 2019, we recorded gains of $187,000 and $331,000, respectively, related to non-designated
hedges that were reported as a component of interest expense in our consolidated financial statements. During the three and nine months ended September 30, 2018, we recorded losses of $51,000 and gains of $94,000, respectively, related to such non-designated
hedges.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following tables summarize our
non-designated
hedges (notional amount in thousands):

September 30, 2019
Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	1		€131,900
Buy USD / Sell EUR Forward	1		€131,900
Buy GBP / Sell EUR Forward	1		€12,857

December 31, 2018
Non-designated Hedges	Number of Instruments	Notional Amount
Buy AUD / Sell USD Forward	1	A$	55,000
Buy USD / Sell AUD Forward	1	A$	55,000
Buy GBP / Sell USD Forward	1		£23,200
Buy USD / Sell GBP Forward	1		£23,200
Buy GBP / Sell EUR Forward	1		€12,857
Valuation of Derivative Instruments
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	$19,103	$8,210	$32	$1,307
Interest rate derivatives	119	590	—	—

Total	$19,222	$8,800	$32	$1,307

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$5,787	$1,116	$3,960	$1,618
Interest rate derivatives	—	—	—	—

Total	$5,787	$1,116	$3,960	$1,618

Total Derivatives	$25,009	$9,916	$3,992	$2,925

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
Derivatives in Hedging Relationships	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019			Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Net Investment Hedges
Foreign exchange contracts (1)	$35,978	$45,272	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	13	(152)	Interest Expense	(2)	4	167

Total	$35,991	$45,120			$4	$167

(1)
During the three and nine months ended September 30, 2019, we received net cash settlements of $24.2 million and $31.1 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)
During the three months ended September 30, 2019, we recorded total interest and related expenses of $112.0 million, which was reduced by $4,000 related to income generated by
our cash flow hedges. During the nine months ended September 30, 2019, we recorded total interest and related expenses of $347.5 million, which was reduced by $167,000 related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2019, we were in a net asset position with each such derivative counterparty, and posted collateral of $2.3 million under these derivative contracts. As of December 31, 2018, we were in a net asset position with each such derivative counterparty and did not have any collateral posted under these derivative contracts.
11. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of September 30, 2019, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2019.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details our issuance of class A common stock during the nine months ended September 30, 2019:

	Class A Common Stock Offerings		2019 Total /
	June 2019	At-the-Market 2019 (1)	Wtd. Avg.
Shares issued	8,625,000	1,909,628	10,534,628
Gross share issue price (2)	$36.00	$34.63	$35.75
Net share issue price (3)	$35.62	$34.28	$35.38
Net proceeds (4)	$306,952	$65,389	$372,341

(1)	Issuance represents shares issued under our at-the-market program.
(2)	Represents the weighted-average gross price per share paid by underwriters or sales agents, as applicable.
(3)	Represents the weighted-average net proceeds per share after underwriting or sales discounts and commissions.
(4)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding (1)	2019	2018
Beginning balance	123,664,577	108,081,077
Issuance of class A common stock (2)	10,535,507	11,484,414
Issuance of restricted class A common stock, net	317,339	300,921
Issuance of deferred stock units	23,428	23,730

Ending balance	134,540,851	119,890,142

(1)	Includes deferred stock units held by members of our board of directors of 252,267 and 220,947 as of September 30, 2019 and 2018, respectively.
(2)	Includes 879 and 1,279 shares issued under our dividend reinvestment program during the nine months ended September 30, 2019 and 2018, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2019, we issued 326 shares and 879 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 403 shares and 1,279 shares, respectively, for the same periods in 2018. As of September 30, 2019, a total of 9,994,359 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock.

On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended.
Actual sales

depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. During the nine months ended September 30, 2018, we issued and sold 4,583,135 shares of class A common stock under ATM Agreements, with net proceeds totaling $147.5 million. As of September 30, 2019, shares of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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
On September 13, 2019, we declared a dividend of $0.62 per share, or $83.3 million in aggregate
, that was paid on October 15, 2019, to stockholders of record as of September 30, 2019.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86
Total dividends declared	$83,259	$74,195	$244,431	$210,369

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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (1)	$74,897	$78,165	$226,635	$211,436
Weighted-average shares outstanding, basic and diluted	134,536,683	116,203,140	128,485,701	111,251,864

Per share amount, basic and diluted	$0.56	$0.67	$1.76	$1.90

(1)	Represents net income attributable to Blackstone Mortgage Trust.

Other Balance Sheet Items
Accumulated Other Comprehensive Loss
As of September 30, 2019, total accumulated other comprehensive loss was $33.4 million, primarily representing (i) $148.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting

$
115.4

million of net realized and unrealized gains related to changes in the

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

fair value of derivative instruments. As of December 31, 2018, total accumulated other comprehensive loss was
$34.2 million, primarily representing (i) $104.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies and (ii) an offsetting $70.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of September 30, 2019, our Multifamily Joint Venture’s total equity was $118.8 million, of which $101.0 million was owned by us, and $17.8 million was allocated to non-controlling
interests. As of December 31, 2018, our Multifamily Joint Venture’s total equity was $69.9 million, of which $59.4 million was owned by us, and $10.5 million was allocated to non-controlling
interests.
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
non-cash
items
,
(ii) the net income (loss) related to our legacy portfolio
,
and (iii) incentive management fees.
During the three and nine months ended September 30, 2019, we incurred $14.4 million and $40.8 million, respectively, of management fees payable to our Manager, compared to $12.1 million and $34.2 million during the same periods in 2018. In addition, during the three and nine months ended September 30, 2019, we incurred $3.1 million and $17.4 million, respectively, of incentive fees payable to our Manager, compared to $6.3 million and $22.0 million during the same periods in 2018.
As of September 30, 2019 and December 31, 2018 we had accrued management and incentive fees payable to our Manager of $17.5 million and $18.6 million, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Professional services (1)	$1,177	$1,022	$3,616	$3,383
Operating and other costs (1)	810	687	2,059	2,026

Subtotal	1,987	1,709	5,675	5,409
Non-cash compensation expenses
Restricted class A common stock earned	7,629	6,609	22,901	20,113
Director stock-based compensation	125	125	375	375

Subtotal	7,754	6,734	23,276	20,488

Total general and administrative expenses	$9,741	$8,443	$28,951	$25,897

(1)
During the three and nine months ended September 30, 2019, we recognized an aggregate $234,000 and $567,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2018, we recognized an aggregate $77,000 and $302,000, respectively, of expenses related to our Multifamily Joint Venture.

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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2019 and December 31, 2018, we were in compliance with all REIT requirements.
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
During the three and nine months ended September 30, 2019, we recorded a current income tax benefit of $721,000 and $573,000, respectively, primarily due to an expected $747,000 tax credit refund. During the three and nine months ended September 30, 2018, we recorded a current income tax provision of $48,000 and $272,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2019 or December 31, 2018.

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
As of September 30, 2019, tax years 2015 through 2018 remain subject to examination by taxing authorities.
14. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2019, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of September 30, 2019.
Seven
of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2019, there were 3,965,888 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2018	1,614,907	$32.94
Granted	334,904	31.54
Vested	(711,522)	32.08
Forfeited	(17,565)	31.55

Balance as of September 30, 2019	1,220,724	$33.08

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,220,724 shares of restricted class A common stock outstanding as of September 30, 2019 will vest as follows: 236,885 shares will vest in 2019; 649,043 shares will vest in 2020; and 334,796 shares will vest in 2021. As of September 30, 2019, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $37.2 million based on the grant date fair value of shares granted subsequent to July 1, 2018. The compensation cost of our share based compensation arrangements for awards granted before July 1, 2018 is based on $31.43, the closing price of our class A common stock on the last trading day prior to July 1, 2018. This cost is expected to be recognized over a weighted-average period of 1.0 years from September 30, 2019.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

15. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$25,009	$—	$25,009	$—	$9,916	$—	$9,916
Liabilities
Derivatives	$—	$3,992	$—	$3,992	$—	$2,925	$—	$2,925
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2019			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$84,289	$84,289	$84,289	$105,662	$105,662	$105,662
Loans receivable, net	14,755,072	14,849,556	14,852,871	14,191,200	14,293,970	14,294,836
Debt securities held-to-maturity (1)	92,580	95,032	94,280	96,167	99,000	96,600
Financial liabilities
Secured debt agreements, net	8,790,604	8,816,566	8,816,566	8,974,756	8,996,481	8,996,481
Loan participations sold, net	—	—	—	94,418	94,528	94,528
Securitized debt obligations, net	1,288,389	1,292,120	1,292,309	1,285,471	1,292,120	1,283,086
Secured term loan, net	490,659	498,750	500,310	—	—	—
Convertible notes, net	612,263	622,500	653,026	609,911	622,500	605,348

(1)	Included in other assets on our consolidated balance sheets.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the assets and liabilities of our consolidated CLO and 2017 Single Asset Securitization VIEs ($ in thousands):

	September 30, 2019	December 31, 2018
Assets:
Loans receivable, net	$1,446,375	$1,500,000
Other assets	58,086	5,440

Total assets	$1,504,461	$1,505,440

Liabilities:
Securitized debt obligations, net	$1,288,389	$1,285,471
Other liabilities	1,802	2,155

Total liabilities	$1,290,191	$1,287,626

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
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $92.6 million as of September 30, 2019. Refer to Note 17 for further details of this transaction.
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
As of September 30, 2019 and December 31, 2018, our consolidated balance sheets included $17.5 million and $18.6 million of accrued management and incentive fees payable to our Manager, respectively. During the three and nine months ended September 30, 2019, we paid aggregate management and incentive fees of $21.0 million and $59.4 million, respectively, to our Manager, compared to $22.4 million and $52.2 million during the same periods of 2018. In addition, during the three and nine months ended September 30, 2019, we reimbursed our Manager for expenses incurred on our behalf of $335,000 and $766,000, respectively, compared to $167,000 and $572,000 during the same periods of 2018.
As of September 30, 2019, our Manager held 606,376 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $19.2 million, and vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2019, we recorded non-cash
expenses related to shares held by our Manager of $3.8 million and $11.5 million, respectively, compared to $3.2 million and $9.6 million during the same periods of 2018. Refer to Note 14 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the nine months ended September 30, 2019 or 2018.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

During the three and nine months ended September 30, 2019, we incurred $106,000 and $282,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager, compared to $90,000 and $384,000 during the same periods of 2018.
During the nine months ended September 30, 2019 and 2018, we originated two
 loans and three loans, respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.
In the third quarter of 2019, we originated $214.3 million of a total $437.4 million senior loan to an unaffiliated third-party,
which was part of a total financing that included a mezzanine loan originated by a
Blackstone-advised
investment vehicle. We will forgo all
non-economic
rights under our loan, including voting rights, so long as any
Blackstone-advised
investment vehicle
controls
the mezzanine
loan
. The senior loan terms
, w
ith respect
to the mezzanine lender,
 were negotiated by a third

party without our involvement and our 49% interest in the senior loan was made on such market terms.
In the third quarter of 2019, we acquired €125.0 million
, and
agreed to acquire an incremental
€
125.
0
 million
,

of a total €1.6 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by third parties without our involvement and our 16% interest in the senior loan was made on such market terms.
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
In the second quarter of 2019, we originated
€
191.8 million of a total
€
391.3 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms.
In the first quarter of 2019, we originated £240.1 million of a total £490.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms.
In the third quarter of 2018, in a fully subscribed offering totaling $1.0 billion, certain Blackstone-advised investment vehicles purchased, in the aggregate, $116.1 million of securitized debt obligations issued by the 2018 Single Asset Securitization.
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
18. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of September 30, 2019, we had unfunded commitments of $4.7 billion related to 96 loans receivable, which amounts will generally be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2019 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements (1)	$8,816,566	$125,859	$3,286,387	$5,036,844	$367,476
Principal repayments of secured term loans (2)	498,750	3,750	10,000	10,000	475,000
Principal repayments of convertible notes (3)	622,500	—	402,500	220,000	—

Total (4)	$9,937,816	$129,609	$3,698,887	$5,266,844	$842,476

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

(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 9 for further details on our Convertible Notes.
(4)	Does not include $533.4 million of non-consolidated senior interests and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of September 30, 2019, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings.

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
I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2019 we recorded earnings per share of $0.56, declared a dividend of $0.62 per share, and reported $0.64 per share of Core Earnings. In addition, our book value per share as of September 30, 2019 was $27.82. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2019	June 30, 2019
Net income (1)	$74,897	$75,174
Weighted-average shares outstanding, basic and diluted	134,536,683	126,475,244

Net income per share, basic and diluted	$0.56	$0.59

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust.

Core Earnings
Core Earnings is a
non-GAAP
measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i)
 non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, and (v) certain non-cash
items. Core Earnings may also be adjusted from time to time to exclude one-time
events pursuant to changes in GAAP and certain other
non-cash
charges as determined by our Manager, subject to approval by a majority of our independent directors.
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
The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2019	June 30, 2019
Net income (1)	$74,897	$75,174
Non-cash compensation expense	7,754	7,754
Hedging and foreign currency income, net (2)	2,898	3,237
Other items	78	58

Core Earnings	$85,627	$86,223

Weighted-average shares outstanding, basic and diluted	134,536,683	126,475,244

Core Earnings per share, basic and diluted	$0.64	$0.68

(1)	Represents net income attributable to Blackstone Mortgage Trust.
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

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2019	June 30, 2019
Stockholders’ equity	$3,742,793	$3,747,363
Shares
Class A common stock	134,288,584	134,288,258
Deferred stock units	252,267	244,536

Total outstanding	134,540,851	134,532,794

Book value per share	$27.82	$27.85

II. Loan Portfolio

During the quarter ended September 30, 2019, we originated or acquired $3.7 billion of loans. Loan fundings during the quarter totaled $1.4 billion, including $139.4 million of non-consolidated
senior interests. Loan repayments during the quarter totaled $681.6 million. We generated interest income of $213.9 million and incurred interest expense of $112.0 million during the quarter, which resulted in $101.9 million of net interest income during the three months ended September 30, 2019.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Loan originations (1)	$3,682,731	$5,637,990
Loan fundings (2)	$1,411,339	$3,355,801
Loan repayments (3)	(681,614)	(2,576,092)

Total net (repayments) fundings	$729,725	$779,709

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)
Loan fundings during the three and nine months ended September 30, 2019 include $14.0 million and $36.2 million, respectively, of additional fundings under related non-consolidated
senior interests. Additionally, during the three and nine months ended September 30, 2019, $125.4 million was funded, and subsequently sold and included as a non-consolidated
senior interest.

(3)
Loan repayments during the nine months ended September 30, 2019 include $61.1 million of additional repayments of loan exposure under related non-consolidated
senior interests. There were no loan repayments during the three months ended September 30, 2019 related to non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of September 30, 2019 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	128	128	1	129
Principal balance	$14,849,556	$15,382,934	$993,517	$16,376,451
Net book value	$14,755,072	$14,755,072	$92,580	$14,847,652
Unfunded loan commitments (4)	$4,724,809	$5,225,021	$—	$5,225,021
Weighted-average cash coupon (5)	L + 3.30%	L + 3.34%	L + 2.75%	L + 3.30%
Weighted-average all-in yield (5)	L + 3.64%	L + 3.68%	L + 3.00%	L + 3.64%
Weighted-average maximum maturity (years) (6)	3.6	3.6	5.7	3.8
Loan to value (LTV) (7)	63.6%	63.7%	42.6%	62.5%

(1)
Excludes investment exposure to the $95.0 million subordinate risk retention interest we own in the $993.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $533.4 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $993.5 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $95.0 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and
all-in
yield are expressed in terms excluding the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as of September 30, 2019. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. As of September 30, 2019, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and 3% earned a fixed rate of interest. In addition, $3.5 billion of our loans earned interest based on floors that are above the applicable index as of September 30, 2019.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of September 30, 2019, 63% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 37% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the floating benchmark rates for our investment portfolio as of September 30, 2019 ($/£/
€
/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio		Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
106	$		$12,781,117	USD LIBOR	L + 3.20%	L + 3.55%
11	£		£1,406,400	GBP LIBOR	L + 4.01%	L + 4.30%
5	€		€1,266,313	EURIBOR	E + 3.15%	E + 3.46%
3	A$	A$	502,185	BBSY	BBSY + 4.01%	BBSY + 4.23%
4	C$	C$	195,808	CDOR	CDOR + 3.77%	CDOR + 3.89%

129			$16,376,451		INDEX + 3.30%	INDEX + 3.64%

(1)	We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD LIBOR.

(2)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of September 30, 2019:

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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	4	$275,921	$276,178
2	39	4,536,225	4,564,094
3	82	9,776,127	10,375,349
4	3	166,799	167,313
5	—	—	—

	128	$14,755,072	$15,382,934

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $533.4 million of such non-consolidated
senior interests as of September 30, 2019.

(2)
Excludes investment exposure to the $993.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.7 as of both September 30, 2019 and December 31, 2018.
Multifamily Joint Venture
As of September 30, 2019, our Multifamily Joint Venture held $537.7 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing arrangements include secured credit facilities, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated
senior interests, and securitized debt obligations.
The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	September 30, 2019	December 31, 2018
Secured credit facilities	$8,567,394	$8,870,897
Asset-specific financings	249,172	81,739
Revolving credit agreement	—	43,845
Loan participations sold	—	94,528
Non-consolidated senior interests (1)	533,379	446,874
Securitized debt obligations	1,292,120	1,292,120

Total portfolio financing	$10,642,065	$10,830,003

(1)
These
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	September 30, 2019
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$1,722,050	$1,722,050	$—	$2,185,465
Wells Fargo	1,661,789	1,564,215	97,574	2,135,379
JP Morgan	1,016,689	918,526	98,163	1,303,288
Citibank	1,090,739	888,053	202,686	1,386,175
Barclays	996,648	793,906	202,742	1,246,490
Bank of America	658,724	658,724	—	840,573
Morgan Stanley	490,213	434,165	56,048	658,055
MetLife	417,677	417,677	—	524,004
Société Générale	333,473	333,473	—	428,887
Goldman Sachs	313,895	268,895	45,000	426,383
Goldman Sachs - Multi. JV (3)	217,601	217,601	—	279,037
US Bank - Multi. JV (3)	184,031	183,937	94	230,039
Santander	143,852	143,852	—	179,815
Bank of America - Multi. JV (3)	22,320	22,320	—	28,642

	$ 9,269,701	$ 8,567,394	$ 702,307	$ 11,852,232

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

Asset-Specific Financings
The following tables detail our asset-specific financings ($ in thousands):

	September 30, 2019
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Asset-Specific Financings	Count	Balance	Value	Yield/Cost (1)	Guarantee (2)	Term (3)
Collateral assets	4	$326,839	$314,472	L+4.96%	n/a	Mar. 2023
Financing provided	4	$249,172	$241,597	L+3.53%	84,486	Mar. 2023

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

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020. As of September 30, 2019, we had no outstanding borrowings under the agreement.

Non-Consolidated
Senior Interests
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated
senior interests as of September 30, 2019 ($ in thousands):

	September 30, 2019
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost (1)	Guarantee	Term
Total loan	3	$628,837	n/a	5.74%	n/a	May 2023
Senior participation	3	533,379	n/a	4.49%	n/a	May 2023

(1)
Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in
yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations
The following table details our securitized debt obligations ($ in thousands):

	September 30, 2019
		Principal	Book	Wtd. Avg.
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	20	$1,000,000	$1,000,000	L+3.43%	September 2022
Financing provided	1	817,500	813,852	L+1.71%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	700,197	698,040	L+3.60%	June 2023
Financing provided	1	474,620	474,537	L+1.65%	June 2033
Total
Collateral assets	21	$1,700,197	$1,698,040	L+3.51%

Financing provided (4)	2	$1,292,120	$1,288,389	L+1.69%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three and nine months ended September 30, 2019, we recorded $11.9 million and $36.9 million, respectively, of interest expense related to our securitized debt obligations.

Refer to Notes 7 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.

Corporate Financing
Secured Term Loan
As of September 30, 2019, the following Secured Term Loan was outstanding ($ in thousands):

Term Loan Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
Term Loan B	$498,750	L+2.50%	L+2.80%	April 23, 2026

(1)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loan.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Secured Term Loan.
Convertible Notes
As of September 30, 2019, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2019, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2019, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of September 30, 2019 ($/
€
/£/A$/C$ in thousands):

	USD	EUR	GBP	AUD		CAD
Floating rate loans (1)	$11,787,601	€1,266,313	£1,037,040	A$	502,185	C$	148,627
Floating rate debt (1)(2)(3)	(8,591,874)	(963,636)	(619,170)		(368,276)		(139,089)

Net floating rate exposure (4)	$3,195,727	€302,677	£417,870	A$	133,909	C$	9,538

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, non-consolidated senior interests, securitized debt obligations, and secured term loans.
(3)	Balance includes two interest rate swaps totaling C$17.3 million ($13.1 million as of September 30, 2019) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have interest rate caps of $7.3 million and C$21.7 million ($16.4 million as of September 30, 2019) to limit our exposure to increases in interest rates.

III. Our Results of Operations

Operating Results
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended September 30,		2019 vs	Nine Months Ended September 30,		2019 vs
	2019	2018	2018	2019	2018	2018
Income from loans and other investments
Interest and related income	$213,873	$203,107	$10,766	$662,001	$550,011	$111,990
Less: Interest and related expenses	111,957	97,955	14,002	347,536	255,677	91,859

Income from loans and other investments, net	101,916	105,152	(3,236)	314,465	294,334	20,131
Other expenses
Management and incentive fees	17,502	18,368	(866)	58,276	56,248	2,028
General and administrative expenses	9,741	8,443	1,298	28,951	25,897	3,054

Total other expenses	27,243	26,811	432	87,227	82,145	5,082

Income before income taxes	74,673	78,341	(3,668)	227,238	212,189	15,049
Income tax (benefit) provision	(721)	48	(769)	(573)	272	(845)

Net income	75,394	78,293	(2,899)	227,811	211,917	15,894

Net income attributable to non-controlling interests	(497)	(128)	(369)	(1,176)	(481)	(695)

Net income attributable to Blackstone Mortgage Trust, Inc.	$74,897	$78,165	$(3,268)	$226,635	$211,436	$15,199

Net income per share - basic and diluted	$0.56	$0.67	$(0.11)	$1.76	$1.90	$(0.14)
Dividends declared per share	$0.62	$0.62	$—	$1.86	$1.86	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $3.2 million during the three months ended September 30, 2019 and increased $20.1 million during the nine months ended September 30, 2019, respectively, as compared to the corresponding periods in 2018. The decrease during the three months ended September 30, 2019, as compared to the corresponding period in 2018, was primarily due to prepayment fees earned during the three months ended September 30, 2018. The increase during the nine months ended September 30, 2019, as compared to the corresponding period in 2018, was primarily due to an increase in the weighted-average
principal balance of our loan portfolio by $3.1 billion during the nine months ended September 30, 2019, as compared to the corresponding period in 2018. This was offset by the increase in the weighted-average
principal balance of our outstanding financing arrangements, which increased by $2.7 billion during the nine months ended September 30, 2019, as compared to the corresponding period in 2018.
Other expenses
Other expenses include management and incentive fees payable to our Manager and our general and administrative expenses. Other expenses increased by $432,000 during the three months ended September 30, 2019 compared to the corresponding period in 2018 due to (i) an increase of $2.4 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2018 and 2019, (ii) $1.0 million of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $278,000 of general operating expenses. This was partially offset by a decrease of $3.2 million of incentive fees payable to our Manager.
Other expenses increased by $5.1 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 due to (i) an increase of $6.6 million of management fees payable to our Manager, primarily as a result of net proceeds from the sale of our class A common stock during 2018 and 2019, (ii) $2.8 million of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $265,000 of general operating expenses. This was partially offset by a decrease of $4.6 million of incentive fees payable to our Manager.

Net income attributable to
non-controlling
interests
During the three and nine months ended September 30, 2019, we recognized $497,000 and $1.2 million, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended September 30, 2019, we declared a dividend of $0.62 per share, or $83.3 million in aggregate, which was paid on October 15, 2019 to common stockholders of record as of September 30, 2019. During the three months ended September 30, 2018, we declared a dividend of $0.62 per share, or $74.2 million.
During the nine months ended September 30, 2019, we declared aggregate dividends of $1.86 per share, or $244.4 million. During the nine months ended September 30, 2018, we declared aggregate dividends of $1.86 per share, or $210.4 million.
IV. Liquidity and Capital Resources

Capitalization
We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance of secured term loans and issuance and sale of convertible notes. As of September 30, 2019, we had 134,288,584 shares of our class A common stock outstanding representing $3.8 billion of stockholders’ equity, $8.8 billion of outstanding borrowings under secured debt agreements, $498.8 million of outstanding Secured Term Loans, and $622.5 million of Convertible Notes outstanding.
As of September 30, 2019, our secured debt agreements consisted of secured credit facilities with an outstanding balance of $8.6 billion and $249.2 million of asset-specific financings. We also finance our business through non-consolidated
senior interests. As of September 30, 2019, we had $533.4 million of non-consolidated
senior interests outstanding. In addition, as of September 30, 2019, our consolidated balance sheet included $1.3 billion of securitized debt obligations related to our CLO and our 2017 Single Asset Securitization.
See Notes 5, 7, 8, and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, securitized debt obligations, Secured Term Loan, and Convertible Notes, respectively.
Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	September 30, 2019	December 31, 2018
Debt-to-equity ratio (1)	2.6x	2.8x
Total leverage ratio (2)	3.4x	3.7x

(1)	Represents (i) total outstanding secured debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$84,289	$105,662
Available borrowings under secured debt agreements	708,367	359,618
Loan principal payments held by servicer, net (1)	3,218	4,855

	$795,874	$470,135

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

In addition to our current sources of liquidity, we have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2019, we filed a shelf registration statement with the Securities and Exchange Commission, or the SEC, that is effective for a term of three years and expires at the end of July 2022. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii) preferred stock; (iii) debt securities; (iv) depositary shares representing preferred stock; (v) warrants; (vi) subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,994,359 shares of class A common stock were available for issuance as of September 30, 2019, and our at-the-market
stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of September 30, 2019. Refer to Note 11 to our consolidated financial statements for additional details.
Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.
Liquidity Needs
In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $8.8 billion of outstanding borrowings under secured debt agreements, our Secured Term Loan, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2019 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments (1)	$4,724,809	$1,660,315	$2,561,184	$478,044	$25,266
Principal repayments under secured debt agreements (2)	8,816,566	125,859	3,286,387	5,036,844	367,476
Principal repayments of secured term loans (3)	498,750	3,750	10,000	10,000	475,000
Principal repayments of convertible notes (4)	622,500	—	402,500	220,000	—
Interest payments (2)(5)	1,175,618	370,408	565,271	199,766	40,173

Total (6)	$15,838,243	$2,160,332	$6,825,342	$5,944,654	$907,915

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
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

(5)
Represents interest payments on our secured debt agreements, convertible notes, and Secured Term Loan. Future interest payment obligations are estimated assuming the amounts outstanding and the interest rates in effect as of September 30, 2019 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(6)
Total does not include $533.4 million of
non-consolidated
senior interests and $1.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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
Cash Flows
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities	$228,591	$222,735
Cash flows used in investing activities	(668,618)	(2,211,469)
Cash flows provided by financing activities	419,550	1,964,959

Net decrease in cash and cash equivalents	$(20,477)	$(23,775)

We experienced a net decrease in cash and cash equivalents of $20.5 million for the nine months ended September 30, 2019, compared to a net decrease of $23.8 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we (i) received $2.6 billion of proceeds from loan principal collections, (ii) received $498.8 million of net proceeds from borrowings under our secured term loan, and (iii)
received $372.3 million of net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to (i) fund $3.3 billion of new loans and (ii) repay a net $98.5 million under our secured debt agreements during the nine months ended September 30, 2019.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2019 and December 31, 2018, we were in compliance with all REIT requirements.
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
basis, as of September 30, 2019 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
1	Senior loan	3/22/2018	$1,004.6	$1,004.6	$999.7	L + 3.15%	L + 3.40%	3/15/2023	Diversified - Spain	Mixed-Use	n/a	71%	3
2	Senior loan	5/11/2017	752.6	700.2	698.0	L + 3.40%	L + 3.60%	6/10/2023	Washington DC	Office	$343 / sqft	62%	3
3	Senior loan (3)	8/6/2015	453.9	453.9	82.5	5.75%	5.77%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
4	Senior loan	5/1/2015	355.0	344.5	344.2	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	$437 / sqft	68%	2
5	Senior loan	1/7/2015	350.0	332.5	332.3	L + 2.50%	L + 2.76%	1/9/2021	New York	Office	$285 / sqft	53%	2
6	Senior loan	2/13/2018	330.0	329.7	329.5	L + 3.42%	L + 3.52%	3/9/2023	New York	Multi	$798,239 / unit	62%	3
7	Senior loan	10/23/2018	352.4	328.1	326.4	L + 3.40%	L + 3.72%	10/23/2021	New York	Mixed-Use	$556 / sqft	65%	3
8	Senior loan	3/31/2017	339.3	327.7	325.6	L + 3.50%	L + 3.87%	8/9/2023	Maui	Hotel	$431,810 / key	61%	3
9	Senior loan	1/11/2019	295.1	295.1	291.2	L + 4.35%	L + 4.70%	1/11/2026	Diversified - UK	Other	$291 / sqft	66%	3
10	Senior loan	11/30/2018	292.9	277.8	275.6	L + 2.85%	L + 3.20%	12/9/2023	New York	Hotel	$227,338 / key	73%	3
11	Senior loan	11/30/2018	253.9	247.4	245.5	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hotel	$363,291 / key	73%	3
12	Senior loan	12/11/2018	310.0	241.6	239.1	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$203 / sqft	78%	3
13	Senior loan	7/31/2018	284.5	233.1	231.1	L + 3.10%	L + 3.54%	8/9/2022	San Francisco	Office	$585 / sqft	50%	2
14	Senior loan	5/9/2018	242.9	232.9	231.9	L + 2.60%	L + 3.03%	5/9/2023	New York	Industrial	$66 / sqft	70%	2
15	Senior loan	12/22/2017	225.0	225.0	224.1	L + 2.80%	L + 3.16%	1/9/2023	Chicago	Multi	$326,087 / unit	65%	3
16	Senior loan	6/23/2015	211.6	211.6	211.4	L + 3.65%	L + 3.78%	5/8/2022	Washington DC	Office	$237 / sqft	72%	2
17	Senior loan	4/15/2016	225.0	211.1	210.4	L + 3.25%	L + 3.84%	5/9/2023	New York	Office	$197 / sqft	40%	2
18	Senior loan	4/12/2018	259.3	201.1	200.6	L + 2.93%	L + 3.35%	11/20/2022	New York	Office	$75 / sqft	58%	1
19	Senior loan	10/23/2018	278.4	191.4	189.8	L + 2.65%	L + 2.88%	11/9/2024	Atlanta	Office	$179 / sqft	64%	2
20	Senior loan	6/4/2018	189.3	189.5	189.0	L + 3.50%	L + 3.86%	6/9/2024	New York	Hotel	$313,015 / key	52%	3
21	Senior loan	8/31/2017	203.0	188.7	187.8	L + 2.50%	L + 2.75%	9/9/2023	Orange County	Office	$220 / sqft	64%	3
22	Senior loan	12/22/2016	204.5	187.2	187.0	L + 2.90%	L + 2.98%	12/9/2022	New York	Office	$263 / sqft	64%	3
23	Senior loan	4/9/2018	1,486.5	185.0	172.9	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
24	Senior loan	5/16/2017	189.2	183.8	183.3	L + 3.90%	L + 4.35%	5/16/2021	Chicago	Office	$138 / sqft	59%	3
25	Senior loan	3/8/2016	181.2	181.2	180.5	L + 2.75%	L + 2.97%	9/9/2023	Orange County	Office	$228 / sqft	52%	2
26	Senior loan	2/9/2017	180.8	180.8	179.2	L + 4.35%	L + 4.93%	9/26/2023	London - UK	Office	$824 / sqft	69%	3
27	Senior loan	6/27/2019	209.0	179.8	177.9	L + 2.80%	L + 3.32%	8/15/2026	Berlin - DEU	Office	$386 / sqft	62%	3
28	Senior loan	4/3/2018	178.6	176.6	175.8	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Mixed-Use	$500 / sqft	64%	3
29	Senior loan	9/26/2019	175.0	175.0	173.7	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
30	Senior loan	11/23/2018	182.8	174.0	172.4	L + 2.62%	L + 2.87%	2/15/2024	Diversified - UK	Office	$1,055 / sqft	50%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
31	Senior loan	9/14/2018	170.2	170.2	169.1	L + 3.50%	L + 3.85%	9/14/2023	Canberra - AU	Mixed-Use	$442 / sqft	68%	3
32	Senior loan	9/30/2019	305.5	168.8	168.8	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$146 / sqft	58%	3
33	Senior loan (3)	8/7/2019	745.8	157.3	29.0	L + 3.12%	L + 3.52%	9/9/2025	Los Angeles	Office	$196 / sqft	59%	3
34	Senior loan	9/4/2018	172.7	152.3	151.1	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hotel	$184,355 / key	70%	3
35	Senior loan	12/21/2017	197.5	151.4	150.5	L + 2.65%	L + 3.06%	1/9/2023	Atlanta	Office	$113 / sqft	51%	2
36	Senior loan	7/20/2017	193.2	147.7	146.3	L + 5.10%	L + 6.08%	8/9/2022	San Francisco	Office	$245 / sqft	58%	2
37	Senior loan	8/23/2017	165.0	147.4	146.9	L + 3.25%	L + 3.64%	10/9/2022	Los Angeles	Office	$299 / sqft	74%	2
38	Senior loan	6/29/2017	140.2	135.0	134.6	L + 2.85%	L + 3.30%	7/9/2022	Los Angeles	Multi	$319,931 / unit	68%	2
39	Senior loan	6/24/2015	135.0	134.3	134.1	L + 3.50%	L + 3.72%	4/9/2023	Honolulu	Hotel	$225,285 / key	67%	2
40	Senior loan	11/14/2017	133.0	133.0	132.5	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hotel	$532,000 / key	56%	2
41	Senior loan	5/11/2017	135.9	128.7	128.3	L + 3.40%	L + 3.91%	6/10/2023	Washington DC	Office	$296 / sqft	38%	2
42	Senior loan	11/2/2017	140.0	126.2	125.7	L + 3.20%	L + 3.62%	11/9/2022	Boston	Industrial	$166 / sqft	69%	2
43	Senior loan	12/14/2018	135.6	119.0	118.3	L + 2.90%	L + 3.27%	1/9/2024	Diversified - US	Industrial	$48 / sqft	57%	3
44	Senior loan	6/28/2019	125.0	117.2	116.6	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
45	Senior loan	9/5/2019	214.3	115.0	112.9	L + 2.75%	L + 3.17%	9/9/2024	New York	Office	$717 / sqft	62%	3
46	Senior loan	4/30/2018	157.5	111.6	110.4	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$502 / sqft	60%	3
47	Senior loan	9/23/2019	136.2	111.0	109.6	L + 3.00%	L + 3.22%	11/15/2024	Diversified - Spain	Hotel	$110,499 / key	62%	3
48	Senior loan	6/28/2019	179.4	111.0	109.2	L + 3.70%	L + 4.33%	6/27/2024	London - UK	Office	$362 / sqft	71%	3
49	Senior loan	9/20/2018	124.6	110.7	110.4	L + 4.00%	L + 4.06%	8/16/2023	Diversified - AU	Other	$759 / sqft	53%	3
50	Senior loan	7/15/2019	144.6	110.3	109.0	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$200 / sqft	58%	3
51	Senior loan	3/21/2018	113.2	106.2	105.6	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	$106 / sqft	72%	2
52	Senior loan	10/17/2016	104.1	104.1	104.1	L + 3.95%	L + 3.96%	10/21/2021	Diversified - UK	Self-Storage	$143 / sqft	73%	3
53	Senior loan	10/16/2018	113.7	103.6	102.9	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hotel	$225,681 / key	72%	3
54	Senior loan	3/13/2018	123.0	103.4	102.7	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	$160,368 / key	50%	3
55	Senior loan	12/20/2018	105.0	103.2	102.8	L + 2.95%	L + 3.24%	1/1/2022	Seattle	Multi	$259,275 / unit	65%	3
56	Senior loan	3/10/2016	106.7	103.0	102.6	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$556,723 / unit	63%	2
57	Senior loan	12/21/2018	123.1	101.8	100.8	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$199 / key	72%	2
58	Senior loan	5/16/2014	100.0	99.8	99.6	L + 3.85%	L + 4.11%	4/9/2022	Miami	Office	$215 / sqft	67%	3
59	Senior loan	11/30/2018	105.1	99.7	99.2	L + 2.70%	L + 3.04%	12/9/2023	Diversified - US	Hotel	$76,230 / key	57%	2
60	Senior loan	6/19/2019	95.0	90.0	89.6	L + 2.60%	L + 2.89%	7/9/2024	Phoenix	Multi	$279,503 / unit	72%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
61	Senior loan	5/22/2014	89.9	89.9	89.8	L + 2.90%	L + 3.15%	6/15/2021	Orange County	Office	$187 / sqft	74%	2
62	Senior loan	4/12/2018	103.1	89.3	88.8	L + 2.75%	L + 3.14%	5/9/2023	San Francisco	Office	$233 / sqft	72%	2
63	Senior loan	3/28/2019	98.4	88.5	88.2	L + 3.25%	L + 3.40%	1/9/2024	New York	Hotel	$228,653 / key	63%	3
64	Senior loan	6/1/2018	124.1	88.4	87.4	L + 3.40%	L + 3.75%	5/28/2023	London - UK	Office	$599 / sqft	70%	3
65	Senior loan	2/18/2015	87.7	87.7	87.6	L + 3.75%	L + 4.21%	3/9/2020	Diversified - CA	Office	$181 / sqft	71%	3
66	Senior loan	11/30/2018	151.1	86.5	85.5	L + 2.55%	L + 2.82%	12/9/2024	Washington DC	Office	$270 / sqft	60%	3
67	Senior loan	12/10/2018	109.1	86.0	85.0	L + 2.95%	L + 3.34%	12/3/2024	London - UK	Office	$411 / sqft	72%	3
68	Senior loan	6/18/2019	90.0	85.0	84.2	L + 3.15%	L + 3.52%	7/9/2024	Napa Valley	Hotel	$890,052 / key	74%	3
69	Senior loan	8/18/2017	84.8	84.8	84.2	L + 4.10%	L + 4.80%	8/18/2022	Brussels - BE	Office	$132 / sqft	59%	2
70	Senior loan	12/9/2014	94.3	83.6	83.5	L + 3.65%	L + 3.80%	12/9/2021	Diversified - US	Office	$78 / sqft	65%	2
71	Senior loan	6/29/2016	83.4	78.5	78.4	L + 2.80%	L + 3.28%	7/9/2021	Miami	Office	$303 / sqft	64%	2
72	Senior loan	3/31/2017	97.2	78.1	77.9	L + 4.30%	L + 4.70%	4/9/2022	New York	Office	$383 / sqft	64%	3
73	Senior loan	4/25/2019	210.0	73.2	72.1	L + 3.50%	L + 3.74%	9/1/2025	Los Angeles	Office	$329 / sqft	67%	3
74	Senior loan	2/20/2019	124.7	72.1	70.9	L + 3.25%	L + 3.89%	2/19/2024	London - UK	Office	$354 / sqft	61%	3
75	Senior loan	6/4/2015	71.7	71.7	72.5	L + 4.25%	L + 4.13%	12/15/2021	Diversified - CAN	Hotel	$54,979 / key	54%	2
76	Senior loan	5/8/2017	80.0	71.1	70.6	L + 3.75%	L + 4.69%	5/8/2022	Washington DC	Office	$331 / sqft	73%	2
77	Senior loan	7/26/2018	84.1	70.1	69.9	L + 2.75%	L + 2.85%	7/1/2024	Columbus	Multi	$65,962 / unit	69%	3
78	Senior loan	6/27/2019	84.0	70.0	69.5	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$481 / sqft	70%	3
79	Senior loan	11/16/2018	211.9	68.4	66.4	L + 4.10%	L + 4.72%	12/9/2023	Fort Lauderdale	Mixed-Use	$192 / sqft	59%	3
80	Senior loan	10/17/2018	80.4	68.2	67.8	L + 2.60%	L + 3.16%	11/9/2023	San Francisco	Office	$425 / sqft	68%	3
81	Senior loan	4/5/2018	85.3	65.9	65.4	L + 3.10%	L + 3.51%	4/9/2023	Diversified - US	Industrial	$24 / sqft	54%	3
82	Senior loan	8/22/2019	74.3	65.0	64.3	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
83	Senior loan	5/9/2017	73.7	64.7	64.6	L + 3.85%	L + 4.30%	5/9/2022	New York	Multi	$389,948 / unit	67%	2
84	Senior loan	6/29/2017	64.2	62.6	62.3	L + 3.40%	L + 3.71%	7/9/2023	New York	Multi	$182,457 / unit	69%	4
85	Senior loan	7/13/2017	86.3	60.0	59.7	L + 3.75%	L + 4.18%	8/9/2022	Honolulu	Hotel	$192,926 / key	66%	3
86	Senior loan	10/5/2018	58.1	58.1	57.6	L + 5.50%	L + 5.65%	10/5/2021	Sydney - AU	Office	$616 / sqft	78%	3
87	Senior loan	11/30/2016	65.2	56.7	56.7	L + 3.10%	L + 3.39%	12/9/2021	Chicago	Retail	$1,167 / sqft	54%	3
88	Senior loan	10/6/2017	55.9	55.8	55.6	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	2
89	Senior loan	8/16/2019	54.3	54.3	54.1	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	3
90	Senior loan	3/11/2014	52.8	52.8	52.7	L + 4.50%	L + 4.76%	4/9/2021	New York	Multi	$593,109 / unit	65%	4

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
91	Senior loan	11/23/2016	55.4	51.9	51.8	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	$216,432 / unit	65%	4
92	Senior loan	11/1/2017	52.1	51.8	51.7	L + 2.95%	L + 3.21%	11/9/2022	Denver	Multi	$154,127 / unit	74%	2
93	Senior loan	6/26/2019	65.4	51.3	50.7	L + 3.35%	L + 3.66%	6/20/2024	London - UK	Office	$580 / sqft	61%	3
94	Senior loan (3)	9/22/2017	91.0	49.6	12.3	L + 5.29%	L + 6.40%	10/9/2022	San Francisco	Multi	$446,078 / unit	46%	3
95	Senior loan	6/12/2019	55.0	48.3	48.2	L + 3.25%	L + 3.78%	7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3
96	Senior loan	8/14/2019	70.3	46.5	45.8	L + 2.45%	L + 2.87%	9/9/2024	Los Angeles	Office	$501 / sqft	57%	3
97	Senior loan	11/19/2015	48.7	46.0	46.1	L + 4.00%	L + 4.50%	10/9/2019	New York	Office	$1,180 / sqft	57%	2
98	Senior loan	9/25/2018	49.3	45.0	44.8	L + 3.50%	L + 3.79%	9/1/2023	Chicago	Multi	$61,202 / unit	70%	3
99	Senior loan	5/24/2018	81.3	44.4	43.9	L + 4.10%	L + 4.59%	6/9/2023	Boston	Office	$86 / sqft	55%	3
100	Senior loan	5/20/2015	45.0	44.0	43.9	L + 3.00%	L + 3.08%	11/1/2022	Los Angeles	Office	$205 / sqft	59%	1
101	Senior loan	8/29/2017	51.2	43.5	43.3	L + 3.10%	L + 3.52%	10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
102	Senior loan	6/26/2015	41.6	40.6	40.6	L + 3.75%	L + 3.94%	7/9/2020	San Diego	Office	$186 / sqft	73%	3
103	Senior loan	12/27/2016	39.5	39.5	39.4	L + 3.10%	L + 3.45%	1/9/2022	New York	Multi	$784,286 / unit	64%	3
104	Senior loan	2/20/2019	50.6	39.0	38.6	L + 3.50%	L + 3.91%	3/9/2024	Calgary - CAN	Office	$107 / sqft	52%	3
105	Senior loan	11/30/2018	40.0	37.1	36.9	L + 2.95%	L + 3.38%	12/1/2023	Las Vegas	Multi	$77,266 / unit	70%	3
106	Senior loan	10/31/2018	59.3	35.1	34.8	L + 5.00%	L + 5.97%	11/9/2023	New York	Condo	$295 / sqft	64%	3
107	Senior loan	10/31/2018	63.3	35.1	34.7	L + 5.00%	L + 5.63%	11/9/2023	New York	Multi	$182,239 / unit	57%	3
108	Senior loan	8/14/2019	31.0	31.0	30.9	L + 4.00%	L + 4.44%	8/14/2020	Orangeburg	Other	$150 / sqft	36%	3
109	Senior loan	6/26/2019	30.0	30.0	29.9	L + 3.25%	L + 3.65%	10/1/2020	Lake Charles	Multi	$111,940 / unit	73%	3
110	Senior loan	5/31/2019	29.3	29.3	29.3	L + 3.75%	L + 3.75%	3/1/2021	Denver	Multi	$195,333 / unit	59%	2
111	Senior loan	1/30/2018	28.0	28.0	27.9	L + 2.90%	L + 3.26%	2/9/2023	Houston	Multi	$135,266 / unit	66%	2
112	Senior loan	8/30/2018	28.7	27.4	27.3	L + 3.00%	L + 3.42%	9/1/2022	Boise	Multi	$107,708 / unit	73%	3
113	Senior loan	12/15/2017	22.5	22.5	22.5	L + 3.25%	L + 4.31%	12/9/2020	Diversified - US	Hotel	$340,809 / key	50%	2
114	Senior loan	6/4/2015	20.9	20.9	20.9	4.89% (7)	5.23% (7)	12/23/2021	Montreal - CAN	Office	$57 / sqft	45%	2
115	Senior loan	4/26/2019	20.0	20.0	19.9	L + 2.93%	L + 3.38%	5/1/2024	Nashville	Multi	$198,020 / unit	73%	3
116	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%	L + 3.48%	1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	3
117	Senior loan	6/15/2018	22.0	19.6	19.7	L + 3.35%	L + 3.43%	7/1/2022	Phoenix	Multi	$68,613 / unit	78%	3
118	Senior loan	3/9/2018	17.8	17.0	17.0	L + 3.75%	L + 3.77%	4/1/2023	Los Angeles	Multi	$131,095 / unit	75%	2
119	Senior loan	6/4/2015	16.2	16.2	16.4	5.15%	5.27%	9/4/2020	Diversified - CAN	Self-Storage	$3,538 / unit	61%	1
120	Senior loan	9/1/2016	14.9	14.9	15.0	L + 4.20%	L + 4.39%	9/1/2022	Atlanta	Multi	$128,191 / unit	72%	1

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
121	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%	L + 3.41%	7/1/2022	Portland	Multi	$130,180 / unit	66%	3
122	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$110,714 / unit	56%	3
123	Senior loan	4/30/2019	15.5	13.6	13.5	L + 3.00%	L + 3.32%	5/1/2024	Houston	Multi	$43,990 / unit	78%	3
124	Senior loan	2/28/2019	15.3	12.8	12.7	L + 3.00%	L + 3.33%	3/1/2024	San Antonio	Multi	$55,818 / unit	75%	3
125	Senior loan	6/29/2018	11.6	11.6	11.6	L + 2.95%	L + 3.32%	7/1/2020	Washington DC	Multi	$61,053 / unit	60%	2
126	Senior loan	5/30/2018	10.1	10.1	10.1	L + 3.90%	L + 3.97%	6/1/2021	Phoenix	Multi	$112,222 / unit	74%	3
127	Senior loan	10/31/2018	10.0	10.0	10.0	L + 3.35%	L + 3.58%	11/1/2020	Boise	Multi	$156,250 / unit	74%	2
128	Senior loan	8/14/2019	1,283.9	—	—	L + 2.50%	L + 2.81%	4/14/2020	Dublin	Office	$443 / sqft	70%	3

			$20,608.0	$15,382.9	$14,755.1	L + 3.34%	L + 3.68%	3.6 yrs				64%	2.7

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Dates are not updated for subsequent loan modifications or upsizes.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of September 30, 2019, three loans in our portfolio have been financed with an aggregate $533.4 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $95.0 million subordinate risk retention interest in the $993.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average cash coupon and
all-in
yield are expressed in terms excluding the relevant floating rate benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as of September 30, 2019. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. As of September 30, 2019, our floating rate loans were indexed to various benchmark rates, with 79% of floating rate loans by loan exposure indexed to USD LIBOR. In addition, $3.5 billion of our loans earned interest based on floors that are above the applicable index as of September 30, 2019.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Loan Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2019, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2019, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following September 30, 2019, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)		Interest Rate Sensitivity as of September 30, 2019
			Increase in Rates		Decrease in Rates
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$11,787,601	Income	$20,804	$43,495	$(18,956)	$(36,871)
	(8,591,874)	Expense	(16,597)	(33,425)	16,598	33,197

	$3,195,727	Net interest	$4,207	$10,070	$(2,358)	$(3,674)

GBP	$1,274,418	Income	$1,978	$4,526	$(1,859)	$(3,544)
	(760,898)	Expense	(1,522)	(3,044)	1,522	3,044

	$513,520	Net interest	$456	$1,482	$(337)	$(500)

EUR	$1,380,154	Income	$—	$592	$—	$—
	(1,050,267)	Expense	—	(438)	—	—

	$329,887	Net interest	$—	$154	$—	$—

AUD	$338,975	Income	$217	$772	$—	$—
	(248,586)	Expense	(497)	(994)	497	994

	$90,389	Net interest	$(280)	$(222)	$497	$994

CAD (3)	$112,247	Income	$166	$390	$(147)	$(293)
	(105,044)	Expense	(210)	(420)	210	420

	$7,203	Net interest	$(44)	$(30)	$63	$127

		Total net interest	$4,339	$11,454	$(2,135)	$(3,053)

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 12 to our consolidated financial statements for additional details of our incentive fee calculation. In addition, $3.5 billion of our loans earned interest based on floors that are above the applicable index as of September 30, 2019.

(2)	Includes amounts outstanding under secured debt agreements, non-consolidated senior interests, securitized debt obligations, and secured term loans.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($13.1 million as of September 30, 2019) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value
As of September 30, 2019, 3% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.
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
The following table outlines our assets and liabilities that are denominated in a foreign currency (£/
€
/A$/C$ in thousands):

	September 30, 2019
Foreign currency assets (1)	£1,410,625	€1,273,973	A$	505,721	C$	201,112
Foreign currency liabilities (1)	(924,427)	(960,470)		(370,247)		(156,698)
Foreign currency contracts - notional	(389,200)	(231,000)		(129,500)		(39,100)

Net exposure to exchange rate fluctuations	£96,998	€82,503	A$	5,974	C$	5,314

____________

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $59.7 million and $34.2 million, respectively, as of September 30, 2019. Substantially all of our net asset exposure to the Canadian and Australian dollar has been hedged with foreign currency forward contracts.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2019, we were not involved in any material legal proceedings.
ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2018.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

10.1	Amendment No. 4 to Master Repurchase Agreement, dated as of September 23, 2019, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company

10.2
Second Amendment, dated as of July 16, 2019, to Fourth Amended and Restated Master Repurchase Agreement by and among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

October 23, 2019	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 23, 2019	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)