Form 10-K
period 2019-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2020-02-11
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM
10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number
1-14788

Blackstone Mortgage Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

345 Park Avenue, 42nd Floor
New York, New York 10154
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (212)
655-0220
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	BXMT	New York Stock Exchange

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
of the Act).    Yes
☐
    No
☒
The aggregate market value of the outstanding class A common stock held by non-affiliates
of the registrant was approximately $4.5 billion as of June 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of February 4, 2020, there were
135,355,569
 outstanding shares of class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form
10-K
incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment
grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $571.1 billion as of December 31, 2019.
In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 506 professionals in Blackstone’s global real estate group, which is one of the largest real estate investment managers in the world with $163.2 billion of investor capital under management as of December 31, 2019. Kenneth Caplan and Kathleen McCarthy, who are the global co-heads
of Blackstone’s real estate group, are members of our Manager’s investment committee.
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
In addition, Jonathan Pollack, the global head of BREDS, serves as one of our directors and is also a member of our Manager’s investment committee. As of December 31, 2019, 104 dedicated BREDS professionals, including 13 investment professionals based in London and Australia, managed $22.4 billion of investor capital.

Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 12 and 17 to our consolidated financial statements and the information disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2020 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form
10-K
for more detail on the terms of the Management Agreement.
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
During the year ended December 31, 2019, we originated or acquired $8.6 billion of loans. Loan fundings during the year totaled $7.0 billion, with repayments of $4.8 billion, for net fundings of $2.1 billion.

The following table details overall statistics for our investment portfolio as of December 31, 2019 ($

in

thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	128	128	1	129
Principal balance	$16,277,343	$16,965,864	$930,021	$17,895,885
Net book value	$16,164,801	$16,164,801	$86,638	$16,251,439
Unfunded loan commitments (4)	$3,911,868	$4,662,169	$—	$4,662,169
Weighted-average cash coupon (5)	L + 3.20%	L + 3.25%	L + 2.75%	L + 3.22%
Weighted-average all-in yield (5)	L + 3.55%	L + 3.59%	L + 3.00%	L + 3.56%
Weighted-average maximum maturity (years) (6)	3.8	3.8	5.4	3.9
Loan to value (LTV) (7)	64.8%	64.9%	42.6%	63.7%

(1)	Excludes investment exposure to the $89.0 million subordinate risk retention interest we own in the $930.0 million single asset securitization vehicle, or the 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $688.5 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)	Includes investment exposure to the $930.0 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $89.0 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)	Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)	The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of December 31, 2019, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $6.1 billion of such loans earned interest based on floors that are above the applicable index. The other 3% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2019, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2019, 59% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 41% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2019:

For additional information regarding our loan portfolio as of December 31, 2019, see Item 7 –“Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form
10-K.
Financing Strategy
To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes credit facilities, asset-specific financings, a revolving credit agreement, non-consolidated
senior interests, securitized debt obligations, and senior secured term loan facilities. In addition to our current mix of financing sources, we also expect to access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
During the year ended December 31, 2019, we issued an aggregate 10.5 million shares of our class A common stock through a combination of an underwritten public offering and our at-the-market
program, providing aggregate net proceeds of $372.3 million. Additionally, we entered into a $750.0 million senior secured term loan facility which bears interest at a rate of L + 2.25% per annum.
During the year ended December 31, 2019, we increased the size of six of our existing credit facilities, providing an aggregate additional $2.9 billion of credit capacity, and added two new credit facilities, providing an aggregate additional $577.0 million of credit capacity.

The following table details our outstanding portfolio financing arrangements as of December 31, 2019 ($

in

thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2019
Credit facilities	$9,753,059
Asset-specific financings	330,879
Non-consolidated senior interests (1)	688,521
Securitized debt obligations	1,189,642

Total portfolio financing	$11,962,101

(1)	These
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
We will endeavor to match the tenor, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.
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
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2019, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2019, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
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

with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality;

•	not more than 25% of our equity, as defined in the Management Agreement with our Manager, will be invested in any individual investment without the approval of a majority of the investment risk management committee of our board of directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation shall be deemed to be multiple investments in such underlying securities, instruments and assets and not such particular vehicle, product or other arrangement in which they are aggregated);

•	any investment in excess of $350.0 million shall require the approval of a majority of the investment risk management committee of our board of directors;

•	no investment shall be made that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code; and

•	no investment shall be made that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act.

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

Website Access to Reports
We maintain a website at
www.blackstonemortgagetrust.com
. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form
 10-K,
quarterly reports on Form
 10-Q,
current reports on Form
 8-K
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains these reports at
www.sec.gov
.

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING INFORMATION
This Annual Report on Form
10-K
contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Exchange Act, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any liabilities relating to environmental matters at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	global trade disruption, significant introductions of trade barriers and bilateral trade frictions;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

•	changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;

•	changes in real estate tax rates, tax credits and other operating expenses;

•	changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;

•	acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and

•	adverse changes in zoning laws.

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
We operate in a competitive market for lending and investment opportunities which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target, and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.
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
Prepayment rates may adversely affect our financial performance and the value of certain of our assets and are difficult to predict.
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

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal factors beyond our control. Consequently, such prepayment rates can vary significantly from period to period and cannot be predicted with certainty. No strategy can completely insulate us from prepayment or other such risks and faster or slower prepayments may adversely affect our profitability and cash available for distribution to our stockholders.
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
If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.
We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets or acquire or otherwise enter into new lines of business. We may be unable to successfully and efficiently integrate newly-acquired assets or businesses into our existing operations or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets or lines of business may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
The lack of liquidity in certain of our assets may adversely affect our business.
The illiquidity of certain of our assets may make it difficult for us to sell such investments if needed. Certain assets such as mortgages,
B-Notes,
mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public
information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our results of operations and financial condition.
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
or
“non-performing”
following our origination or acquisition thereof. Certain of our investments may include properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of financial risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.
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
These financial or operating difficulties may never be overcome and may cause borrower entities to become subject to bankruptcy or other similar administrative proceedings. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value from collateral for our loan positions, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.
Control may be limited over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we:
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

In addition, in circumstances where we originate or acquire loans relating to borrowers that are owned in whole or part by Blackstone-advised investment vehicles, we often forgo all non-economic
rights under the loan,

including voting rights, so long as Blackstone-advised investment vehicles own such borrowers above a certain threshold. Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers third-party controlling investors or Blackstone-advised investment vehicles are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer
may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.
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
•	currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another, which may have an adverse impact on the valuation of our assets or income, including for purposes of our REIT requirements;

•	less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;

•	the burdens of complying with international regulatory requirements, including the requirements imposed by exchanges on which our international affiliates list debt securities issued in connection with the financing of our loans or investments involving international real-estate related assets, and prohibitions that differ between jurisdictions;

•	changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;

•	a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;

•	political hostility to investments by foreign investors;

•	higher rates of inflation;

•	higher transaction costs;

•	greater difficulty enforcing contractual obligations;

•	fewer investor protections;

•	certain economic and political risks, including potential exchange control regulations and restrictions on our
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
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could impair our investments and harm our operations.
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate-related
loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our Manager’s ability to invest in, sell and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.

Concerns regarding the stability of the sovereign debt of certain European countries and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction
of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operations and financial condition.
A portion of our investments consists of assets secured by European collateral. The sovereign debt crisis experienced by several European Union (E.U.) countries, together with the risk of contagion to other more financially stable countries, raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone, including the vote by the United Kingdom (U.K.) to exit the E.U. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.
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
The U.K.’s exit from the E.U. could adversely affect us.
In June 2016, voters in the U.K. approved a withdrawal of the U.K. from the E.U., commonly referred to as “Brexit.” While the U.K.’s withdrawal from the E.U. was completed on January 31, 2020, there remains considerable uncertainty about the terms of the U.K.’s trade agreements and other relationships with the E.U. following an
11-month
transition period. During the transition period the U.K. will continue to follow all of the E.U.’s rules and will maintain its current trading relationship with the E.U. Uncertainty over the terms and timing of the U.K.’s withdrawal from the E.U. has caused political and economic uncertainty in the U.K. and the rest of Europe and we expect that uncertainty over the terms of the trade and other agreements between the U.K. and the E.U. will continue to cause political and economic uncertainty, which could harm our business and financial results. In particular, Brexit caused significant volatility in global stock markets and currency exchange fluctuations. Consequently, our loans and investments denominated in British Pounds Sterling are subject to increased risks related to these currency rate fluctuations and our net assets in U.S. Dollar terms may decline. In addition, Brexit may also adversely affect commercial real estate fundamentals in the U.K. and E.U., including greater uncertainty for leasing prospects for properties with transitional loans, which could negatively impact the ability of our U.K and E.U.-based borrowers to satisfy their debt payment obligations to us, increasing default risk and/or making it more difficult for us to generate attractive risk-adjusted returns for our operations in the U.K.
The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. makes to retain access to E.U. markets following the
11-month
transition. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Until the terms of the free trade and other agreements that the U.K. will eventually enter into with the E.U. are known it is not possible to determine the impact that the U.K.’s departure from the E.U. and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.
The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, the Canadian Dollar Offered Rate and the Australian Bank Bill Swap Reference Rate (collectively, “IBORs”) are the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited), or the IBA, and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years.
As of December 31, 2019, our loan portfolio included $15.2 billion of floating rate investments with maximum maturities extending past 2021 for which the interest rate was tied to an IBOR benchmark. Additionally, we had $11.6 billion of floating rate debt with maximum maturities extending past 2021 tied to IBOR benchmarks. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. There is currently no definitive information regarding the future utilization of any IBOR benchmark or of any particular replacement rate. In addition, any IBOR benchmark may perform differently during any phase-out
period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. In addition, we may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. Moreover, the elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “—Risks Related to Our Financing and Hedging—Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing”. In addition, the overall financial markets may be disrupted as a result of the phase-out
or replacement of IBOR. We are assessing the impact of a potential transition from IBOR; however, we cannot reasonably estimate the impact of the transition at this time.
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
Our loans and investments may be concentrated in terms of geography, asset types and sponsors, which could subject us to increased risk of loss.
We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors. Therefore, our investments may at times be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.
To the extent that our assets are concentrated in any one region, sponsor or type of asset, economic and business downturns generally relating to such type of asset, sponsor or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans.
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
Terrorist attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the global financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the global financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are prominent landmarks or public attractions. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.
In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. TRIA was scheduled to expire at the end of 2020 but was reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2027. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.
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
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out
of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.
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
Furthermore, to the extent we foreclose on properties with respect to which we have extended loans, we may be subject to environmental liabilities arising from such foreclosed properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, we could be subject to similar liabilities in applicable foreign jurisdictions.
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
We have invested in, and may from time to time in the future invest in, CMBS, CLOs, CDOs and other similar securities, and our investments may consist of subordinated classes of securities in a structure of securities secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.
Subordinate interests such as the subordinated classes of securities in CMBS, CLOs, CDOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS, CLO and CDO trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.
With respect to the CMBS, CLOs and CDOs in which we have invested and may invest in the future, control over the related underlying loans will be exercised through CTIMCO, or another special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We have in the past and may in the future acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. See “—Risks Related to Our Financing and Hedging—We have utilized and may utilize in the future non-recourse
securitizations to finance our loans and investments, which may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions
.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
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
A new accounting standard will likely require us to increase our allowance for loan losses and may have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update
2016-13,
or ASU
 2016-13.
ASU
2016-13
significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
will replace the incurred loss model under existing guidance with a current expected credit loss, or CECL, model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. ASU
2016-13
also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019.
The CECL reserve required under ASU
2016-13
is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to retained earnings; however future changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU
2016-13
does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan.
Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies.
In addition, other than a few narrow exceptions, ASU
2016-13
requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse,
debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
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
Our secured debt agreements impose, and additional lending facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.
We borrow funds under secured debt agreements with various counterparties. The documents that govern these secured debt agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants applicable to us that may restrict our flexibility to determine our operating policies and investment strategy. In particular, these agreements may require us to maintain specified minimum levels of capacity under our credit facilities and cash. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. In addition, lenders may require that our Manager or one or more of our Manager’s executives continue to serve in such capacity. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.
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
To the extent that our financing costs are determined by reference to floating rates, such as LIBOR (or any replacement rate such as SOFR) or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.
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
LIBOR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to the expected discontinuation of currently used financial reference rates, see “The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” above. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
We have utilized and may utilize in the future,
non-recourse
securitizations of certain of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse
basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans. Because of the interests we retain, in particular with respect to equity or similar subordinated tranches, actions taken by CTIMCO or any other entity that acts as special servicer may in the future conflict with our interests. See “—Risks Related to Our Lending and Investment Activities—Our investments in CMBS, CLOs, CDOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, CT Investment Management Co., LLC, or CTIMCO, a subsidiary of Blackstone, may take actions that could adversely affect our interests.”
Prior to any such financing, we may use short-term facilities to finance the acquisition of securities until a sufficient quantity of investments had been accumulated, at which time we would refinance these facilities through a securitization, such as a CMBS, or issuance of CLOs, or the private placement of loan participations or other long-term financing. As a result, we would be subject to the risk that we would not be able to acquire, during the period that our short-term facilities are available, a sufficient amount of eligible investments to maximize the efficiency of a CMBS, CLO or private placement issuance. We also would be subject to the risk that we would not be able to obtain short-term credit facilities or would not be able to renew any short-term credit facilities after they expire should we find it necessary to extend our short-term credit facilities to allow more time to seek and acquire the necessary eligible investments for a long-term financing. The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets, may not permit a non-recourse
securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. In addition, the inability to securitize our portfolio may hurt our performance and our ability to grow our business.
In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations.
We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment
partners.
We currently guarantee certain obligations of our subsidiaries under various arrangements that provide for significant aggregate borrowings and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. We also currently guarantee certain indebtedness incurred by our joint venture with Walker & Dunlop Inc. and in the future may agree to guarantee other indebtedness or other obligations incurred by other joint venture or co-investment
partners. Such guarantees may be on a joint and several basis with such joint venture or co-investment
partner, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance
of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.
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
Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity will vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:
•	interest rate, currency and/or credit hedging can be expensive and may result in us generating less net income;

•	available interest rate or currency hedges may not correspond directly with the interest rate or currency risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•	the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS (as defined below)) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;

•	we may fail to recalculate, readjust and execute hedges in an efficient manner; and

•	legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.

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
In the event that we invest in commodity interests, absent relief, our Manager would be required to register as a CPO. Our Manager is exempt from registration as a CPO with the CFTC pursuant to certain no-action
relief for the CPO of a qualifying mortgage REIT (and in that regard, we intend to identify as a “mortgage REIT” for U.S. federal income tax purposes). In addition, our Manager may in the future claim a different exemption from registration as a CPO with the CFTC. Therefore, unlike a registered CPO, our Manager will not be required to provide prospective investors with a CFTC compliant disclosure document, nor will our Manager be required to provide investors with periodic account statements or certified annual reports that satisfy the requirements of CFTC rules applicable to registered CPOs, in connection with any offerings of shares.
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
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2020 and may be renewed for additional one-year
terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.
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
We may compete with or enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
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
•
Broad and Wide-Ranging Activities
. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore may compete with us. In particular, BREDS invests in a broad range of real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.

•
Blackstone’s Policies and Procedures
. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio entities may engage to advise on and to execute debt and equity financings, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the positive firm-wide synergies Blackstone could otherwise expect to utilize for purposes of identifying and managing attractive investments. For example, Blackstone may come into possession of material non-public
information with respect to companies that are clients of Blackstone or its affiliates, in which our Manager may be considering making an investment. As a consequence, that information, which could be of benefit to our Manager, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, to engage in businesses or activities competitive with such companies.

•
Allocation of Investment Opportunities
.
Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment
vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side
or additional general partner investments with respect thereto, and portfolio companies/entities), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and the Blackstone Vehicles may or may not overlap, in whole or in part, and if there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies III L.P. and related separately managed accounts, or

BREDS III, and Blackstone Real Estate Income Trust, Inc., or BREIT, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS III generally seeks to invest primarily in junior mortgage debt and mezzanine debt and with respect to debt investments BREIT generally seeks to invest primarily in senior mezzanine debt, a significant portion of the capital of BREDS III and BREIT (and/or other Blackstone Vehicles) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to the Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

As a result, we may invest in real estate-related debt investments alongside certain Blackstone Vehicles that are part of the BREDS program and other vehicles that include a focus on real estate-related debt investments, including, but not limited to, BREDS III and BREIT. To the extent any other Blackstone Vehicles otherwise have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determines to be fair and reasonable in its sole discretion, subject to (i) any applicable investment parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, relative investment strategies and primary investment mandates, portfolio diversification concerns, the investment focus, guidelines, limitations, and strategy of each investment fund or vehicle, co-investment
arrangements, the different liquidity positions and requirements in each fund or vehicle, underwritten leverage levels of a loan, portfolio concentration considerations, contractual obligations, other anticipated uses of capital, the source of the investment opportunity, credit ratings, the ability of a client, fund and/or vehicle to employ leverage, hedging, derivatives, syndication strategies or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, geographic focus, remaining investment period, the credit/default profile of an issuer, the extent of involvement of the respective teams of investment professionals dedicated to the Manager and other Blackstone Vehicles, the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, and other considerations deemed relevant in good faith in their sole discretion). There is no assurance that any conflicts will be resolved in our favor. Our Manager is entitled to amend its investment objectives or guidelines at any time without prior notice or our consent.
•
Investments in Different Levels or Classes of an Issuer’s Securities
. We and the Blackstone Vehicles have made and in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles. Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve us maintaining a non-controlling
interest in any such investment and a forbearance of rights, including certain
non-economic
rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third party lenders generally or otherwise recusing itself with respect to decisions), including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•
Assignment and Sharing or Limitation of Rights
. We may invest alongside other Blackstone Vehicles and in connection therewith may, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling
interest in any such investment and a forbearance of our rights, including certain non-economic
rights (including following the vote of other third party lenders generally or otherwise being recused with respect to certain decisions, including with respect to defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.

•
Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles
. We have, and in the future are likely to provide financing (1) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party), (2) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio entities and/or their underlying assets and/or (3) in other transactions or in the ordinary course, with respect to portfolio entities in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be consistent with market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may impact the market terms. For example, in the case of a loan extended to a portfolio entity by a financing syndicate in which we have agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary for the portfolio entity to offer better terms to lenders to fully subscribe the syndicate if we had not participated. In addition, any such transactions or arrangements may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone

Vehicles and/or the relevant portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

•
Obtaining Financing from Other Blackstone Vehicles
. We may from time to time obtain financing from other Blackstone Vehicles (including the BREDS funds). We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.

•
Pursuit of Differing Strategies
. At times, the investment professionals employed by our Manager or its affiliates and other investment vehicles affiliated with our Manager and/or Blackstone may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and/or investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and/or investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and/or investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.

•
Variation in Financial and Other Benefits
. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that it manages. If the amount or structure of the base management fee, incentive fee and/or our Manager’s or its affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such accounts, clients, entities, funds and/or investment vehicles over us. Additionally, our Manager might be motivated to favor accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in the fund but holds investments in other Blackstone affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•
Underwriting, Advisory and Other Relationships
. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to the securities of a portfolio company/entity, we or the applicable Blackstone Vehicle holding such securities may be subject to a
“lock-up”
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
•
Service Providers
. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate related information technology and other industries that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies/entities. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone Vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors
or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

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

CTIMCO, a subsidiary of Blackstone, acts as special servicer in connection with our CLO transaction and may act as special servicer in future securitization financing transactions. CTIMCO, in its capacity as special servicer, may be required to enforce obligations or undertake certain other actions that may conflict with our interests.
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
LNLS currently does not perform services in nonregulated U.S. states related to our or other Blackstone Vehicles’ investments unless (i) in the context of a portfolio transaction that includes properties in rate regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third party is paying all or a material portion of the premium or (iv) when LNLS provides support services for compensation to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating the placement of title insurance with underwriters and otherwise providing the support services described in (iv) above.
•
Material, Non-Public Information
. We, directly or through Blackstone, our Manager or certain of their respective affiliates may come into possession of material non-public
information with respect to an issuer in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know
basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material non-public
information in the possession of Blackstone which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

•
Possible Future Activities
. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in the Management Agreement, our Manager and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, Blackstone and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

•
Transactions with Blackstone Vehicles
.
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
Loan Refinancings
.
We may from time to time seek to participate in investments relating to the refinancing of loans held by the Blackstone Vehicles (including the BREDS funds). While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest.

•
Other Affiliate Transactions
. Our Manager may on our behalf acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone or its other affiliates, including the BREDS funds. In connection with investments in which we participate alongside other Blackstone Vehicles (including the BREDS funds), we may from time to time share certain rights with such other Blackstone Vehicles relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.

•
Family Relationships
. Certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in the industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in the real estate industry, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties. Moreover, in certain instances, we may transact with companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Manager.

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
The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Certain regulations enacted in the E.U., including without limitation the Market Abuse Regulation and the Securitization Regulation, impose additional compliance costs on us and may increase our financing costs. Furthermore, if regulatory capital requirements—whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action—are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.

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
In addition, the results of the 2020 U.S. presidential election could have further impacts on our industry if new legislative or regulatory reforms are adopted. We are unable to predict at this time the effect of any such reforms.
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
“Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important”

by the Financial Stability Oversight Council to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. In October 2014, five federal banking and housing agencies and the SEC issued final credit risk retention rules, which generally require sponsors of asset-backed securities to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules, which generally became effective in December 2016 with respect to new securitization transactions backed by mortgage loans other than residential mortgage loans, could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. See “—Risks Related to Our Financing and Hedging—We have utilized and may utilize in the future non-recourse
securitizations to finance our loans and investments, which may expose us to risks that could result in losses.” While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have an adverse effect on our business.
On December 16, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities,” and such rule was amended on November 19, 2018. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users.
In particular, the final rule requires covered swap entities and financial end-users
having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in
schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. On October 16, 2019, the CFTC proposed to extend the phase-in
schedule until September 1, 2021 for entities with smaller average daily aggregate notional amounts of swaps and certain other financial products. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end
users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market
value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, as amended, which apply to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators. These rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.
The current regulatory environment may be impacted by future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. For example, on May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Reform Act”) was signed into law. Among other regulatory changes, the Reform Act amends various sections of the Dodd-Frank Act, including by modifying the Volcker Rule to exempt depository institutions that do not have, and are not controlled by a company that has, more than $10 billion in total consolidated assets and significant trading assets and liabilities. In July 2019, U.S. federal regulatory agencies adopted amendments to the Volcker Rule regulations to implement the Volcker Rule amendments included in the Reform Act, and also in 2019 such U.S. federal regulatory agencies adopted certain targeted amendments to the Volcker Rule regulations to simplify and tailor certain compliance requirements relating to the Volcker Rule. The ultimate consequences of the Reform Act and such regulatory developments on our business remain uncertain.

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
We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
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
Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state, local and foreign taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not make sufficient distributions to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt,
such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state, local and foreign taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.
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
In order to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary”, or TRS, under the Internal Revenue Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
From time to time, our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Internal Revenue Code. Therefore, we could be required to borrow funds, sell a portion of our assets at disadvantageous prices or find another alternative. These options could increase our costs or reduce the value of our equity.
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
Under current law, for taxable years before January 1, 2026, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate
taxpayers may be eligible for a 20% deduction, which if allowed in full equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.
We are largely dependent on external sources of capital to finance our growth.
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally will have to distribute to our stockholders 90% of our REIT taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash. Our access to external capital will depend upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash distributions and the market price of our class A common stock.
Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.
Our taxable income may substantially exceed our net income as determined under GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets referred to as “phantom income.” Moreover, we are generally required to take account of certain amounts in taxable income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of taxable income with respect to our debt instruments, such as OID, earlier than would be the case under the general tax rules, causing our “phantom income” to increase. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.
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
Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of stockholders, moreover, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt
stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. In addition, to the extent that our stock is owned by tax-exempt
“disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may originate or acquire mezzanine loans, for which the IRS has provided a safe harbor but not rules of substantive law. Pursuant to the safe harbor, if a mezzanine loan meets certain requirements, it will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% and 95% gross income tests. We may originate or acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the IRS could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.
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
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as “dealer” property.
Our ownership of and relationship with any TRS will be restricted, and a failure to comply with the restrictions would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, current law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction (and for taxable years before 2022, excludes depreciation and amortization). The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length
basis.
Any domestic TRS we own will pay federal, state and local income tax on its taxable income, and its after-tax
net income will be available for distribution to us. Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the limitations discussed above or to avoid application of the 100% excise tax discussed above.
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
Issuance of Stock Without Stockholder Approval
. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 200,000,000 shares of class A common stock and up to 100,000,000 shares of preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of our class A common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our class A common stock and, therefore, could reduce the value of the class A common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.
Advance Notice Bylaw
. Our bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for you and other stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.
Maryland Takeover Statutes
. We are subject to the Maryland Business Combination Act, which could delay or prevent an unsolicited takeover of us. The statute substantially restricts the power of third parties who acquire, or seek to acquire, control of us to complete mergers and other business combinations without the approval of our board of directors even if such transaction would be beneficial to stockholders. “Business combinations” between such a third party acquirer or its affiliate and us are prohibited for five years after the most recent date on which the acquirer becomes an “interested stockholder.” An “interested stockholder” is defined as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year
period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock. If our board of directors approved in advance the transaction that would otherwise give rise to the acquirer attaining such status, the acquirer would not become an interested stockholder and, as a result, it could enter into a business combination with us. Our board of directors may, however, provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by it. Even after the lapse of the five-year prohibition period, any business combination with an interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least:
•	80% of the votes entitled to be cast by stockholders; and

•	two-thirds of the votes entitled to be cast by stockholders other than the interested stockholder and affiliates and associates thereof.

The super-majority vote requirements do not apply if the transaction complies with a minimum price and form of consideration requirements prescribed by the statute.
The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our former chairman of the board, and his family and approved in advance the issuance of shares to W.R. Berkley. In addition, our board of directors has exempted any business combination involving Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, or its affiliates as of September 27, 2012 or Blackstone and its affiliates beginning as of September 27, 2012; provided, however, that Huskies Acquisition or any of its affiliates as of September 27, 2012 and Blackstone and any of its affiliates beginning as of September 27, 2012 may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or Blackstone. As a result, these parties may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally distribute and intend to continue distributing substantially all of our taxable income to holders of our class A common stock each year so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
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

Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 42 nd
Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.
ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 4, 2020 there were
239
 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
We did not purchase any shares of our class A common stock during the three months ended December 31, 2019.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages
F-2
to
F-47
of this report.

	Years ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Operating Data:
Interest and related income	$882,679	$756,109	$537,915	$497,974	$410,635
Interest and related expense	458,503	359,625	234,870	184,270	152,416

Income from loans and other investments, net	$424,176	$396,484	$303,045	$313,704	$258,219
Net income	$307,393	$285,813	$217,968	$246,440	$211,885
Net income attributable to Blackstone Mortgage Trust, Inc.	$305,567	$285,078	$217,631	$238,297	$196,829

Per Share Data:
Net income from continuing operations per share of common stock
Basic and diluted	$2.35	$2.50	$2.27	$2.53	$2.41
Net income per share of common stock
Basic and diluted	$2.35	$2.50	$2.27	$2.53	$2.41
Dividends declared per share of common stock	$2.48	$2.48	$2.48	$2.48	$2.28

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$16,551,871	$14,467,375	$10,258,825	$8,812,615	$9,376,573
Secured debt agreements, net	10,054,930	8,974,756	5,273,855	5,716,354	6,116,105
Secured term loan, net	736,142	—	—	—	—
Convertible notes, net	613,071	609,911	563,911	166,762	164,026
Total liabilities	12,767,190	11,092,768	7,341,419	6,319,012	6,870,842
Total equity	3,784,681	3,374,607	2,917,406	2,493,603	2,505,731

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
2019 Highlights
Operating results:
•	Net income of $305.6 million, or $2.35 per share, and Core Earnings of $350.7 million, or $2.70 per share.

•	Increased our book value per share to $27.82, an increase of $0.62 during the year.

Loan originations and acquisitions:
•	Loan originations and acquisitions totaled $8.6 billion during 2019, with an average loan size for directly originated loans of $231.9 million.

•	Portfolio of 129 investments as of December 31, 2019, with a weighted-average origination loan-to-value ratio of 63.7% and weighted-average all-in yield of L+3.56%.

Capital markets and financing activity:
•	Issued an aggregate 10.5 million shares of our class A common stock through a combination of an underwritten public offering and our at-the-market
program, generating aggregate net proceeds of $372.3 million.

•	Entered into a $750.0 million senior secured term loan facility that bears interest at a rate of L+2.25% per annum.

Portfolio financing:
•	Financing capacity of $20.1 billion as of December 31, 2019, which includes credit facilities with 12 credit providers, as well as various asset-specific financings, securitized debt obligations, and senior loan interests, providing stable, non-capital
markets-based
mark-to-market
financings.

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended December 31, 2019, we recorded earnings per share of $0.59, declared a dividend of $0.62 per share, and reported $0.68 per share of Core Earnings. In addition, our book value per share as of December 31, 2019 was $27.82, an increase of $0.62 per share relative to December 31, 2018. For the year ended December 31, 2019, we recorded earnings per share of $2.35, declared aggregate dividends of $2.48 per share, and reported $2.70 per share of Core Earnings.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2019	Year Ended December 31,
		2019	2018
Net income (1)	$78,931	$305,567	$285,078
Weighted-average shares outstanding, basic and diluted	134,832,323	130,085,398	113,857,238

Net income per share, basic and diluted	$0.59	$2.35	$2.50

Dividends declared per share	$0.62	$2.48	$2.48

(1)	Represents net income attributable to Blackstone Mortgage Trust.

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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2019	Year Ended December 31,
		2019	2018
Net income (1)	$78,931	$305,567	$285,078
Non-cash compensation expense	7,380	30,656	28,154
GE purchase discount accretion adjustment (2)	—	—	8,706
Hedging and foreign currency income, net (3)	4,767	14,172	6,723
Other items	68	300	2,084

Core Earnings	$91,146	$350,695	$330,745

Weighted-average shares outstanding, basic and diluted	134,832,323	130,085,398	113,857,238

Core Earnings per share, basic and diluted	$0.68	$2.70	$2.90

(1)	Represents net income attributable to Blackstone Mortgage Trust.

(2)	Historically, we have deferred in Core Earnings the accretion of a purchase discount attributable to a certain pool of GE portfolio loans acquired in May 2015, until repayment in full of the remaining loans in the pool was substantially assured. During the year ended December 31, 2018, it was determined that repayment of the remaining loans in the deferral pool was substantially assured. As such, the $8.7 million of deferred purchase discount, which has been previously recognized in GAAP net income, was realized in Core Earnings during the year ended December 31, 2018.

(3)	Primarily represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts are not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2019	December 31, 2018
Stockholders’ equity	$3,762,583	$3,364,124
Shares
Class A common stock	135,003,662	123,435,738
Deferred stock units	260,066	228,839

Total outstanding	135,263,728	123,664,577

Book value per share	$27.82	$27.20

II. Loan Portfolio
During the year ended December 31, 2019, we originated or acquired $8.6 billion of loans. Loan fundings during the year totaled $7.0 billion, with loan repayments of $4.8 billion. We generated interest income of $882.7 million and incurred interest expense of $458.5 million during the year, which resulted in $424.2 million of net interest income during the year ended December 31, 2019.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2019	Year Ended December 31, 2019
Loan originations (1)	$3,005,921	$8,643,911
Loan fundings (2)	$3,596,836	$6,952,638
Loan repayments (3)	(2,234,719)	(4,810,811)

Total net fundings	$1,362,117	$2,141,827

(1)	Includes new loan originations and additional commitments made under existing loans.

(2)	Loan fundings during the three months and year ended December 31, 2019 include $26.1 million and $62.4 million, respectively, of additional fundings under related non-consolidated senior interests.

(3)	Loan repayments during the year ended December 31, 2019 include $61.1 million of additional repayments of loan exposure under related non-consolidated
senior interests. There were no repayments during the three months ended December 31, 2019 related to non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of December 31, 2019 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	128	128	1	129
Principal balance	$16,277,343	$16,965,864	$930,021	$17,895,885
Net book value	$16,164,801	$16,164,801	$86,638	$16,251,439
Unfunded loan commitments (4)	$3,911,868	$4,662,169	$—	$4,662,169
Weighted-average cash coupon (5)	L + 3.20%	L + 3.25%	L + 2.75%	L + 3.22%
Weighted-average all-in yield (5)	L + 3.55%	L + 3.59%	L + 3.00%	L + 3.56%
Weighted-average maximum maturity (years) (6)	3.8	3.8	5.4	3.9
Loan to value (LTV) (7)	64.8%	64.9%	42.6%	63.7%

(1)	Excludes investment exposure to the $89.0 million subordinate risk retention interest we own in the $930.0 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $688.5 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)	Includes investment exposure to the $930.0 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $89.0 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)	Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)	The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of December 31, 2019, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $6.1 billion of such loans earned interest based on floors that are above the applicable index. The other 3% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2019, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2019, 59% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 41% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the floating benchmark rates for our investment portfolio as of December 31, 2019 ($/
€
/£/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio	Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
103	$	$ 12,233,127	USD LIBOR	L + 3.17%	L + 3.52%
7	€	€ 2,724,084	EURIBOR	E + 2.91%	E + 3.24%
13	£	£ 1,635,759	GBP LIBOR	L + 3.85%	L + 4.15%
3	A$	A$ 515,259	BBSY	BBSY + 4.01%	BBSY + 4.22%
3	C$	C$ 101,261	CDOR	CDOR + 3.27%	CDOR + 3.59%

129		$ 17,895,885		INDEX + 3.22%	INDEX + 3.56%

(1)	We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD LIBOR.

(2)	The cash coupon and
all-in
yield of our fixed rate loans are reflected as a spread over USD LIBOR for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2019:

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

	December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	6	$376,379	$378,427
2	30	3,481,123	3,504,972
3	89	12,137,963	12,912,722
4	3	169,336	169,743
5	—	—	—

	128	$16,164,801	$16,965,864

(1)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $688.5 million of such non-consolidated
senior interests as of December 31, 2019.

(2)	Excludes investment exposure to the $930.0 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.8 and 2.7 as of as of December 31, 2019 and December 31, 2018, respectively. The increase was driven primarily by new loans originated during 2019, the majority of which were rated 3 at origination.
Multifamily Joint Venture
As of December 31, 2019, our Multifamily Joint Venture held $670.5 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing arrangements include secured credit facilities, asset-specific financings, a revolving credit agreement, loan participations sold, non-consolidated
senior interests, and securitized debt obligations.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2019	December 31, 2018
Secured credit facilities	$9,753,059	$8,870,897
Asset-specific financings	330,879	81,739
Revolving credit agreement	—	43,845
Loan participations sold	—	94,528
Non-consolidated senior interests (1)	688,521	446,874
Securitized debt obligations	1,189,642	1,292,120

Total portfolio financing	$11,962,101	$10,830,003

(1)	These
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	December 31, 2019
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Wells Fargo	$2,056,769	$2,018,057	$38,712	$2,621,806
Deutsche Bank	2,037,795	1,971,860	65,935	2,573,447
Barclays	1,629,551	1,442,083	187,468	2,044,654
Citibank	1,159,888	1,109,837	50,051	1,473,745
Bank of America	603,660	513,660	90,000	775,678
Morgan Stanley	524,162	468,048	56,114	706,080
Goldman Sachs	474,338	450,000	24,338	632,013
MetLife	417,677	417,677	—	536,553
Société Générale	333,473	333,473	—	437,130
US Bank – Multi. JV (3)	279,838	279,552	286	350,034
JP Morgan	303,288	259,062	44,226	386,545
Santander	239,332	239,332	—	299,597
Goldman Sachs – Multi. JV (3)	203,846	203,846	—	261,461
Bank of America – Multi. JV (3)	46,572	46,572	—	58,957

	$10,310,189	$9,753,059	$557,130	$13,157,700

(1)	Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Represents the principal balance of the collateral assets.

(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Asset-Specific Financings
The following table details our asset-specific financings ($ in thousands):

	December 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$429,983	$417,820	L+4.90%	n/a	Mar. 2023
Financing provided	4	$330,879	$323,504	L+3.42%	$97,930	Mar. 2023

(1)	These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(2)	Other than amounts guaranteed on an asset-by-asset basis, borrowings under our asset-specific financings are non-recourse to us.

(3)	The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings is term-matched to the corresponding collateral loans.

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020. As of December 31, 2019, we had no outstanding borrowings under the agreement.
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
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated
senior interests as of December 31, 2019 ($ in thousands):

	December 31, 2019
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee	Wtd. Avg. Term
Total loan	4	$854,133	n/a	5.89%	n/a	Nov. 2023
Senior participation	4	688,521	n/a	4.50%	$—	Nov. 2023

(1)	Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in
yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations
The following table details our securitized debt obligations ($ in thousands):

	December 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	18	$897,522	$897,522	L+3.43%	Sep. 2022
Financing provided	1	715,022	712,517	L+1.98%	Jun. 2035
2017 Single Asset Securitization
Collateral assets (3)	1	711,738	710,260	L+3.60%	Jun. 2023
Financing provided	1	474,620	474,567	L+1.64%	Jun. 2033
Total
Collateral assets	19	$1,609,260	$1,607,782	L+3.51%

Financing provided (4)	2	$1,189,642	$1,187,084	L+1.84%

(1)	In addition to cash coupon,
all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
All-in
yield for the total portfolio assume applicable floating benchmark rates for weighted-average calculation.

(2)	Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.

(4)	During the year ended December 31, 2019, we recorded $47.2 million of interest expense related to our securitized debt obligations.

Refer to Notes 7 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.
Corporate Financing
Secured Term Loan
In April 2019 we entered into a $500.0 million senior secured term loan facility, or the Secured Term Loan, with an interest rate of LIBOR plus 2.50%. In November 2019 we increased the Secured Term Loan to $748.8 million and decreased the interest rate to LIBOR plus 2.25%. As of December 31, 2019, the following Secured Term Loan was outstanding ($ in thousands):

Term Loan Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
Term Loan B	$746,878	L+2.25%	L+2.52%	April 23, 2026

(1)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loan.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Secured Term Loan.

Convertible Notes
As of December 31, 2019, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2019, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2019, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of December 31, 2019 ($/
€
/£/A$/C$ in thousands):

	USD	EUR	GBP	AUD		CAD
Floating rate loans (1)	$11,303,106	€2,724,084	£1,266,921	A$	515,259	C$	54,196
Floating rate debt (1)(2)(3)	(8,656,170)	(2,125,716)	(711,900)		(378,296)		(60,076)

Net floating rate exposure (4)	$2,646,936	€598,368	£555,021	A$	136,963	C$	(5,880)

(1)	Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, non-consolidated senior interests, securitized debt obligations, and secured term loans.

(3)	Balance includes two interest rate swaps totaling C$17.3 million ($13.3 million as of December 31, 2019) that are used to hedge a portion of our fixed rate debt.

(4)	In addition, we have one interest rate cap of C$21.4 million ($16.5 million as of December 31, 2019) to limit our exposure to increases in interest rates.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2019, 2018, and 2017 ($ in thousands, except per share data):

	Year Ended December 31,		2019 vs 2018	Year Ended December 31,		2018 vs 2017
	2019	2018		$2018	2017	$
Income from loans and other investments
Interest and related income	$882,679	$756,109	$126,570	$756,109	$537,915	$218,194
Less: Interest and related expenses	458,503	359,625	98,878	359,625	234,870	124,755

Income from loans and other investments, net	424,176	396,484	27,692	396,484	303,045	93,439
Other expenses
Management and incentive fees	78,435	74,834	3,601	74,834	54,841	19,993
General and administrative expenses	38,854	35,529	3,325	35,529	29,922	5,607

Total other expenses	117,289	110,363	6,926	110,363	84,763	25,600

Income before income taxes	306,887	286,121	20,766	286,121	218,282	67,839
Income tax (benefit) provision	(506)	308	(814)	308	314	(6)

Net income	307,393	285,813	21,580	285,813	217,968	67,845

Net income attributable to non-controlling interests	(1,826)	(735)	(1,091)	(735)	(337)	(398)

Net income attributable to Blackstone Mortgage Trust, Inc.	$305,567	$285,078	$20,489	$285,078	$217,631	$67,447

Net income per share – basic and diluted	$2.35	$2.50	$(0.15)	$2.50	$2.27	$0.23
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.48	$—

Income from loans and other investments, net
Income from loans and other investments, net increased $27.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to (i) an increase in the weighted-average
principal balance of our loan portfolio by $3.0 billion during the year ended December 31, 2019, compared to the year ended December 31, 2018 and (ii) an increase in the weighted-average LIBOR and other floating rate indices in 2019, compared to 2018. This was offset by (i) the increase in the weighted-average
principal balance of our outstanding financing arrangements, which increased by $2.6 billion during the year ended December 31, 2019, compared to the year ended December 31, 2018, and (ii) a decrease in non-recurring
prepayment fee income.
Income from loans and other investments, net increased $93.4 million during the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase was primarily due to (i) an increase in the weighted-average principal balance of our loan portfolio by $2.5 billion during the year ended December 31, 2018, compared to the year ended December 31, 2017, (ii) an increase in non-recurring
prepayment fee income, and (iii) an increase in LIBOR and other floating rate indices during 2018. This was offset by the increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $2.0 billion during the year ended December 31, 2018, compared to the year ended December 31, 2017.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $6.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to (i) an increase of $8.3 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2018 and 2019, (ii) $2.5 million of additional
non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $823,000 of other general operating expenses. This was offset by a decrease of $4.7 million of incentive fees payable to our Manager as a result of an increased hurdle following our 2019 class A common stock issuance.
Other expenses increased by $25.6 million during the year ended December 31, 2018 compared to the year ended December 31, 2017 due to (i) an increase of $11.7 million of incentive fees payable to our Manager as a result of an increase in Core Earnings, (ii) an increase of $8.3 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2017 and 2018, (iii) $4.1 million of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iv) an increase of $1.5 million of other general operating expenses.
Net income attributable to
non-controlling
interests
During the years ended December 31, 2019, 2018, and 2017, we recorded $1.8 million, $735,000, and $337,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the year ended December 31, 2019, we declared aggregate dividends of $2.48 per share, or $328.1 million. During 2018, we declared aggregate dividends of $2.48 per share, or $286.9 million. During 2017, we declared aggregate dividends of $2.48 per share, or $243.3 million.
The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2019 and 2018 ($ in thousands, except per share data):

	Three Months Ended December 31,		2019 vs 2018
	2019	2018	$
Income from loans and other investments
Interest and related income	$220,678	$206,098	$14,580
Less: Interest and related expenses	110,967	103,948	7,019

Income from loans and other investments, net	109,711	102,150	7,561
Other expenses
Management and incentive fees	20,159	18,586	1,573
General and administrative expenses	9,904	9,632	272

Total other expenses	30,063	28,218	1,845

Income before income taxes	79,648	73,932	5,716
Income tax provision	67	36	31

Net income	79,581	73,896	5,685

Net income attributable to non-controlling interests	(650)	(253)	(397)

Net income attributable to Blackstone Mortgage Trust, Inc.	$78,931	$73,643	$5,288

Net income per share – basic and diluted	$0.59	$0.61	$(0.02)
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net
Income from loans and other investments, net increased $7.6 million during the three months ended December 31, 2019 compared to the corresponding period in 2018. The increase was primarily due to (i) a $2.5 billion increase in the weighted-average principal balance of our loan portfolio for the three months ended December 31, 2019, compared to the corresponding period in 2018, and (ii) an increase in non-recurring

prepayment fee income. This was offset by (i) a $2.2 billion increase in the weighted-average
principal balance of our outstanding financing arrangements during the three months ended December 31, 2019, compared to the corresponding period in 2018, and (ii) a decrease in LIBOR and other floating rate indices in 2019.
Other expenses
Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $1.8 million during the three months ended December 31, 2019 compared to the corresponding period in 2018 due to (i) an increase of $1.7 million of management fees payable to our Manager and (ii) an increase of $558,000 of general operating expenses. This was offset by a $286,000 decrease in non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans.
Net income attributable to
non-controlling
interests
During the three months ended December 31, 2019 and 2018, we recorded $650,000 and $253,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended December 31, 2019, we declared aggregate dividends of $0.62 per share, or $83.7 million. During the three months ended December 31, 2018, we declared aggregate dividends of $0.62 per share, or $76.5 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date through, among other things, the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance of secured term loans and issuance and sale of convertible notes. As of December 31, 2019, we had 135,003,662 shares of our class A common stock outstanding representing $3.8 billion of stockholders’ equity, $10.1 billion of borrowings under secured debt agreements, a $746.9 million Secured Term Loan, and $622.5 million of Convertible Notes outstanding.
As of December 31, 2019, our secured debt agreements consisted of secured credit facilities with an outstanding balance of $9.8 billion and $330.9 million of asset-specific financings. We also finance our business through non-consolidated
senior interests. As of December 31, 2019, we had $688.5 million of non-consolidated
senior interests outstanding. In addition, as of December 31, 2019, our consolidated balance sheet included $1.2 billion of securitized debt obligations related to our collateralized loan obligation, or the CLO, and our single asset securitization vehicle, or the 2017 Single Asset Securitization.
See Notes 5, 7, 8, and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, securitized debt obligations, Secured Term Loan, and Convertible Notes, respectively.

Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	December 31, 2019	December 31, 2018
Debt-to-equity ratio (1)	3.0x	2.8x
Total leverage ratio (2)	3.7x	3.7x

(1)	Represents (i) total outstanding secured debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.

(2)	Represents (i) total outstanding secured debt agreements, secured term loans, convertible notes, loan participations sold, non-consolidated
senior interests, and securitized debt obligations, less cash, to (ii) total equity, in each case at period end.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments which are set forth in the following table ($ in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$150,090	$105,662
Available borrowings under secured debt agreements	598,840	359,618
Loan principal payments held by servicer, net (1)	1,965	4,855

	$750,895	$470,135

(1)	Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,994,024 shares of class A common stock were available for issuance as of December 31, 2019, and our at-the-
market stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of December 31, 2019. Refer to Note 11 to our consolidated financial statements for additional details.
Our existing loan portfolio also provides us with liquidity as loans are repaid or sold, in whole or in part, and the proceeds from such repayments become available for us to reinvest.
Liquidity Needs
In addition to our ongoing loan origination activity, our primary liquidity needs include interest and principal payments under our $10.1 billion of outstanding borrowings under secured debt agreements, our Secured Term

Loan, our Convertible Notes, our unfunded loan commitments, dividend distributions to our stockholders, and operating expenses.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2019 were as follows ($ in thousands):

	Total Obligation	Payment Timing
		Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments (1)	$3,911,868	$369,034	$2,714,402	$828,432	$—
Principal repayments under secured debt agreements (2)	10,083,938	142,648	2,878,421	6,770,155	292,714
Principal repayments of secured term loans (3)	746,878	7,488	14,975	14,975	709,440
Principal repayments of convertible notes (4)	622,500	—	402,500	220,000	—
Interest payments (2)(5)	1,297,253	372,262	629,184	254,124	41,683

Total (6)	$16,662,437	$891,432	$6,639,482	$8,087,686	$1,043,837

(1)	The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.

(2)	The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)	The Secured Term Loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 8 to our consolidated financial statements for further details on our secured term loan.

(4)	Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 9 to our consolidated financial statements for further details on our convertible notes.

(5)	Represents interest payments on our secured debt agreements, convertible notes, and Secured Term Loan. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2019 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(6)	Total does not include $688.5 million of
non-consolidated
senior interests and $1.2 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows
The following table provides a breakdown of the net change in our cash, cash equivalents, and restricted cash ($ in thousands):

	For the years ended December 31,
	2019	2018	2017
Cash flows provided by operating activities	$304,037	$290,002	$227,461
Cash flows used in investing activities	(1,871,148)	(4,251,659)	(780,752)
Cash flows provided by financing activities	1,612,552	3,957,708	574,742

Net increase (decrease) in cash, cash equivalents, and restricted cash	$45,441	$(3,949)	$21,451

We experienced a net increase in cash, cash equivalents, and restricted cash of $45.4 million for the year ended December 31, 2019, compared to a net decrease of $3.9 million for the year ended December 31, 2018. During 2019, we (i) received $4.9 billion of proceeds from loan principal collections, (ii) received $1.0 billion of net borrowings under our secured debt agreements, (iii) received $748.4 million of net proceeds from borrowings under our Secured Term Loan, and (iv) received $372.3 million of net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to fund $6.9 billion of new loans during the year ended December 31, 2019.
We experienced a net decrease in cash, cash equivalents, and restricted cash of $3.9 million for the year ended December 31, 2018, compared to a net increase of $21.5 million for the year ended December 31, 2017. During 2018, we (i) borrowed a net $3.8 billion under our secured debt agreements, (ii) collected $3.1 billion of proceeds from loan principal repayments, (iii) received $476.4 million of net proceeds from the issuance of class A common stock, (iv) received $416.1 million in net proceeds from the 2018 Single Asset Securitization, and (v) received $214.8 million of net proceeds from the issuance of convertible notes. We used the proceeds from these activities to (i) fund $7.9 billion of new loans during 2018 and (ii) settle our November 2013 issuance of convertible notes for $219.2 million.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2019 and 2018, we were in compliance with all REIT requirements.
Refer to Note 13 to our consolidated financial statements for additional discussion of our income taxes.
Off-Balance
Sheet Arrangements
We have no
off-balance
sheet arrangements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2019, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:
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
Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan, and assigns it a risk rating based on a variety of factors, including, without limitation, loan-to-value
ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a
5-point
scale, our loans are rated “1” through “5,” from less risk to greater risk relative to our loan portfolio in the aggregate, which ratings are defined as follows:
1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Current Expected Credit Losses
In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU
2016-13
“Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments (Topic 326),” or

ASU
 2016-13.
ASU
2016-13
significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
will replace the incurred loss model under existing guidance with a current expected credit loss, or CECL, model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020.
The CECL reserve required under ASU
2016-13
is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to retained earnings; however future changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU
2016-13
does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU
2016-13
requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
We plan to estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We will apply the WARM method for the majority of our loan portfolio, which loans share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires significant judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through December 31, 2019. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other Liabilities on our consolidated balance sheets, and not as an offset to the related loan balance. This CECL reserve will be estimated using the same process outlined above for our outstanding loan balances, and changes in this component of the CECL reserve will similarly impact our consolidated net income. For both the funded and unfunded portions of our loans, we will consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.
Upon adoption of ASU
2016-13
on January 1, 2020, we expect to record an initial CECL reserve, including future loan funding commitments, of approximately $17.6 million, or $0.13 per share, reflecting an aggregate CECL reserve of 0.11% of our aggregate outstanding principal balance of $16.4 billion as of December 31, 2019.

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
basis, as of December 31, 2019 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,330.6	$1,330.6	$1,318.2	L + 2.50%	L + 2.85%	12/23/2024	Dublin-IE	Office	$459 / sqft	74%	3
2	Senior loan	3/22/2018	1,008.6	1,008.6	1,004.5	L + 3.15%	L + 3.37%	3/15/2023	Diversified-Spain	Mixed-Use	n/a	71%	3
3	Senior loan	5/11/2017	752.6	711.7	710.3	L + 3.40%	L + 3.60%	6/10/2023	Washington DC	Office	$348 / sqft	62%	3
4	Senior loan	11/25/2019	724.2	586.3	585.1	L + 2.30%	L + 2.75%	12/9/2024	New York	Office	$840 / sqft	65%	3
5	Senior loan (3)	8/6/2015	489.0	489.0	88.4	5.74%	5.77%	10/29/2022	Diversified-EUR	Other	n/a	71%	3
6	Senior loan	4/11/2018	355.0	344.5	344.3	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	$437 / sqft	71%	2
7	Senior loan	8/22/2018	362.5	337.5	335.6	L + 3.15%	L + 3.49%	8/9/2023	Maui	Hotel	$444,674 / key	61%	3
8	Senior loan	10/23/2018	352.4	333.8	332.5	L + 3.40%	L + 3.72%	10/23/2021	New York	Mixed-Use	$565 / sqft	65%	3
9	Senior loan	1/11/2019	318.3	318.3	314.4	L + 4.35%	L + 4.70%	1/11/2026	Diversified-UK	Other	$314 / sqft	66%	3
10	Senior loan	11/30/2018	292.9	278.8	276.9	L + 2.85%	L + 3.20%	12/9/2023	New York	Hotel	$228,186 / key	73%	3
11	Senior loan	11/30/2018	253.9	247.5	245.9	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hotel	$363,499 / key	73%	3
12	Senior loan	7/31/2018	284.5	246.2	244.4	L + 3.10%	L + 3.54%	8/9/2022	San Francisco	Office	$617 / sqft	50%	2
13	Senior loan	12/11/2018	310.0	245.3	243.1	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$206 / sqft	78%	3
14	Senior loan	5/9/2018	242.9	232.9	232.1	L + 2.60%	L + 3.03%	5/9/2023	New York	Industrial	$66 / sqft	70%	2
15	Senior loan	9/23/2019	280.3	229.2	226.5	L + 3.00%	L + 3.22%	11/15/2024	Diversified-Spain	Hotel	$228,228 / key	62%	3
16	Senior loan	4/17/2018	225.0	216.4	216.1	L + 3.25%	L + 3.84%	5/9/2023	New York	Office	$202 / sqft	45%	2
17	Senior loan	6/23/2015	211.0	211.0	210.7	L + 3.65%	L + 3.78%	5/8/2022	Washington DC	Office	$236 / sqft	72%	2
18	Senior loan	7/20/2017	250.0	209.4	208.0	L + 4.80%	L + 5.71%	8/9/2022	San Francisco	Office	$347 / sqft	58%	2
19	Senior loan	10/23/2018	278.4	204.3	202.8	L + 2.65%	L + 2.87%	11/9/2024	Atlanta	Office	$190 / sqft	64%	2
20	Senior loan	9/25/2019	195.1	195.1	193.5	L + 4.35%	L + 4.93%	9/26/2023	London-UK	Office	$889 / sqft	72%	3
21	Senior loan	11/23/2018	196.4	191.1	189.0	L + 2.62%	L + 2.87%	2/15/2024	Diversified-UK	Office	$1,158 / sqft	50%	3
22	Senior loan	12/12/2019	260.5	190.1	188.9	L + 2.40%	L + 2.68%	12/9/2024	New York	Office	$90 / sqft	42%	1
23	Senior loan	6/4/2018	190.0	190.0	189.1	L + 3.50%	L + 3.86%	6/9/2024	New York	Hotel	$313,015 / key	52%	3
24	Senior loan	8/31/2017	203.0	190.0	189.2	L + 2.50%	L + 2.75%	9/9/2023	Orange County	Office	$221 / sqft	64%	3
25	Senior loan	12/22/2016	204.5	187.7	187.6	L + 2.90%	L + 2.98%	12/9/2022	New York	Office	$264 / sqft	64%	3
26	Senior loan	5/16/2017	189.2	187.0	186.7	L + 3.90%	L + 4.35%	5/16/2021	Chicago	Office	$140 / sqft	59%	3
27	Senior loan	9/30/2019	305.5	185.8	185.8	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$161 / sqft	58%	3
28	Senior loan	6/27/2019	215.0	185.0	183.1	L + 2.80%	L + 3.16%	8/15/2026	Berlin-DEU	Office	$397 / sqft	62%	3
29	Senior loan	4/9/2018	1,486.5	185.0	173.0	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
30	Senior loan	10/9/2018	181.2	181.2	180.6	L + 2.75%	L + 2.97%	9/9/2023	Orange County	Office	$228 / sqft	57%	2

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
31	Senior loan	11/5/2019	217.1	180.9	178.7	L + 3.85%	L + 4.45%	2/21/2025	Diversified-IT	Industrial	$358 / sqft	66%	3
32	Senior loan (3)	8/7/2019	745.8	178.2	33.2	L + 3.12%	L + 3.50%	9/9/2025	Los Angeles	Office	$223 / sqft	59%	3
33	Senior loan	4/3/2018	178.6	177.1	176.5	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
34	Senior loan	9/14/2018	177.0	177.0	176.0	L + 3.50%	L + 3.85%	9/14/2023	Canberra-AU	Mixed-Use	$460 / sqft	68%	3
35	Senior loan	9/26/2019	175.0	175.0	173.9	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
36	Senior loan	12/21/2017	197.5	153.9	153.2	L + 2.65%	L + 3.06%	1/9/2023	Atlanta	Office	$115 / sqft	51%	2
37	Senior loan	9/4/2018	172.7	153.0	152.0	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hotel	$185,247 / key	70%	3
38	Senior loan	12/6/2019	159.1	152.5	150.9	L + 2.80%	L + 3.31%	12/5/2024	London-UK	Office	$1,010 / sqft	75%	3
39	Senior loan	8/23/2017	165.0	151.0	150.5	L + 3.25%	L + 3.58%	10/9/2022	Los Angeles	Office	$306 / sqft	74%	2
40	Senior loan	12/20/2019	148.9	148.9	147.5	L + 3.10%	L + 3.32%	12/18/2026	London-UK	Office	$741 / sqft	75%	3
41	Senior loan	11/14/2017	133.0	133.0	132.6	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hotel	$532,000 / key	56%	2
42	Senior loan	5/11/2017	135.9	131.1	130.8	L + 3.40%	L + 3.91%	6/10/2023	Washington DC	Office	$301 / sqft	38%	2
43	Senior loan (3)	11/22/2019	470.0	124.7	24.0	L + 3.70%	L + 4.10%	12/9/2025	Los Angeles	Office	$219 / sqft	69%	3
44	Senior loan	9/20/2018	129.6	124.3	124.1	L + 4.00%	L + 4.06%	8/16/2023	Diversified-AU	Other	$853 / sqft	53%	3
45	Senior loan	9/5/2019	198.5	121.3	119.3	L + 2.75%	L + 3.17%	9/9/2024	New York	Office	$757 / sqft	62%	3
46	Senior loan	11/27/2019	146.3	121.0	119.6	L + 2.75%	L + 3.13%	12/9/2024	Minneapolis	Office	$121 / sqft	64%	3
47	Senior loan	12/14/2018	135.6	120.7	120.1	L + 2.90%	L + 3.27%	1/9/2024	Diversified-US	Industrial	$48 / sqft	57%	3
48	Senior loan	4/30/2018	169.9	120.4	119.1	L + 3.25%	L + 3.51%	4/30/2023	London-UK	Office	$542 / sqft	60%	3
49	Senior loan	6/28/2019	193.5	119.7	117.8	L + 3.70%	L + 4.33%	6/27/2024	London-UK	Office	$390 / sqft	71%	3
50	Senior loan	6/28/2019	125.0	117.2	116.7	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
51	Senior loan	10/17/2016	111.9	111.9	111.9	L + 3.95%	L + 3.96%	10/21/2021	Diversified-UK	Self-Storage	$154 / sqft	73%	3
52	Senior loan	7/15/2019	144.6	111.1	110.0	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$201 / sqft	58%	3
53	Senior loan	3/21/2018	113.2	106.2	105.6	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	$106 / sqft	72%	2
54	Senior loan	10/16/2018	113.7	104.4	103.8	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hotel	$227,427 / key	72%	3
55	Senior loan	3/13/2018	123.0	103.6	102.9	L + 3.50%	L + 3.83%	4/9/2025	Honolulu	Hotel	$160,580 / key	50%	3
56	Senior loan	12/19/2018	106.7	103.0	102.7	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$556,723 / unit	66%	2
57	Senior loan	12/21/2018	123.1	102.7	101.8	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$201 / key	72%	2
58	Senior loan	5/16/2014	100.0	100.0	99.9	L + 3.85%	L + 4.11%	4/9/2022	Miami	Office	$215 / sqft	67%	3
59	Senior loan	11/16/2018	211.9	96.3	94.4	L + 4.10%	L + 4.73%	12/9/2023	Fort Lauderdale	Mixed-Use	$271 / sqft	59%	3
60	Senior loan	6/1/2018	133.9	95.9	94.9	L + 3.40%	L + 3.75%	5/28/2023	London-UK	Office	$650 / sqft	70%	1

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
61	Senior loan	12/10/2018	117.7	92.8	91.7	L + 2.95%	L + 3.34%	12/3/2024	London-UK	Office	$443 / sqft	72%	3
62	Senior loan	12/23/2019	109.7	92.7	91.8	L + 2.70%	L + 3.03%	1/9/2025	Miami	Multi	$320,851 / unit	68%	3
63	Senior loan	11/30/2018	151.1	90.4	89.5	L + 2.55%	L + 2.82%	12/9/2024	Washington DC	Office	$282 / sqft	60%	3
64	Senior loan	3/28/2019	98.4	90.1	89.8	L + 3.25%	L + 3.40%	1/9/2024	New York	Hotel	$232,783 / key	63%	3
65	Senior loan	4/12/2018	103.1	90.0	89.6	L + 2.75%	L + 3.14%	5/9/2023	San Francisco	Office	$235 / sqft	72%	2
66	Senior loan	5/22/2014	89.9	89.9	89.8	L + 2.90%	L + 3.15%	6/15/2021	Orange County	Office	$187 / sqft	74%	2
67	Senior loan	2/18/2015	87.7	87.7	87.6	L + 3.75%	L + 4.21%	3/9/2020	Diversified-CA	Office	$181 / sqft	71%	3
68	Senior loan	8/18/2017	87.2	87.2	86.8	L + 4.10%	L + 4.80%	8/18/2022	Brussels-BE	Office	$135 / sqft	59%	2
69	Senior loan	4/25/2019	210.0	85.6	84.6	L + 3.50%	L + 3.75%	9/1/2025	Los Angeles	Office	$385 / sqft	73%	3
70	Senior loan	11/22/2019	85.0	85.0	84.6	L + 2.99%	L + 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	3
71	Senior loan	6/18/2019	90.0	85.0	84.3	L + 3.15%	L + 3.52%	7/9/2024	Napa Valley	Hotel	$890,052 / key	74%	3
72	Senior loan	3/31/2017	97.2	80.8	80.8	L + 4.30%	L + 4.70%	4/9/2022	New York	Office	$396 / sqft	64%	3
73	Senior loan	6/29/2016	83.4	79.2	79.1	L + 2.80%	L + 3.28%	7/9/2021	Miami	Office	$305 / sqft	64%	2
74	Senior loan	2/20/2019	134.6	77.8	76.5	L + 3.25%	L + 3.89%	2/19/2024	London-UK	Office	$382 / sqft	61%	3
75	Senior loan	10/17/2018	80.4	70.5	70.2	L + 2.60%	L + 3.16%	11/9/2023	San Francisco	Office	$439 / sqft	68%	3
76	Senior loan	7/26/2018	84.1	70.5	70.4	L + 2.75%	L + 2.85%	7/1/2024	Columbus	Multi	$66,429 / unit	69%	3
77	Senior loan	6/27/2019	84.0	70.0	69.5	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$481 / sqft	70%	3
78	Senior loan	4/5/2018	85.3	65.9	65.5	L + 3.10%	L + 3.51%	4/9/2023	Diversified-US	Industrial	$24 / sqft	54%	3
79	Senior loan	8/22/2019	74.3	65.0	64.3	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
80	Senior loan	6/29/2017	64.2	63.4	63.1	L + 3.40%	L + 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
81	Senior loan (3)	9/22/2017	91.0	62.2	15.5	L + 5.28%	L + 6.13%	10/9/2022	San Francisco	Multi	$446,078 / unit	46%	3
82	Senior loan	10/5/2018	60.4	60.4	60.0	L + 5.50%	L + 5.65%	10/5/2021	Sydney-AU	Office	$641 / sqft	78%	3
83	Senior loan	7/13/2017	86.3	60.0	59.8	L + 3.75%	L + 4.18%	8/9/2022	Honolulu	Hotel	$192,926 / key	66%	3
84	Senior loan	11/30/2016	65.2	56.7	56.6	L + 3.10%	L + 3.32%	12/9/2021	Chicago	Retail	$1,167 / sqft	54%	3
85	Senior loan	10/6/2017	55.9	55.8	55.7	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	2
86	Senior loan	6/26/2019	70.6	55.3	54.7	L + 3.35%	L + 3.66%	6/20/2024	London-UK	Office	$625 / sqft	61%	3
87	Senior loan	8/16/2019	54.3	54.3	54.1	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	3
88	Senior loan	11/23/2016	53.6	53.6	53.5	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	$223,254 / unit	65%	4
89	Senior loan	3/11/2014	52.8	52.8	52.8	L + 4.50%	L + 4.76%	4/9/2021	New York	Multi	$593,109 / unit	65%	4
90	Senior loan	6/12/2019	55.0	48.3	48.2	L + 3.25%	L + 3.37%	7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)		All-in Yield (5)		Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
91	Senior loan	8/14/2019	70.3	47.6	47.0	L + 2.45%		L + 2.87%		9/9/2024	Los Angeles	Office	$512 / sqft	57%	3
92	Senior loan	5/24/2018	81.3	45.7	45.2	L + 4.10%		L + 4.59%		6/9/2023	Boston	Office	$88 / sqft	55%	3
93	Senior loan	9/25/2018	49.3	45.0	44.8	L + 3.50%		L + 3.79%		9/1/2023	Chicago	Multi	$61,202 / unit	70%	3
94	Senior loan	11/3/2017	45.0	44.0	43.9	L + 3.00%		L + 3.08%		11/1/2022	Los Angeles	Office	$205 / sqft	50%	1
95	Senior loan	8/29/2017	51.2	43.5	43.4	L + 3.10%		L + 3.52%		10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
96	Senior loan	10/31/2018	59.3	42.4	42.2	L + 5.00%		L + 5.97%		11/9/2023	New York	Condo	$357 / sqft	64%	3
97	Senior loan	10/31/2018	63.3	41.4	41.1	L + 5.00%		L + 5.63%		11/9/2023	New York	Multi	$215,011 / unit	61%	3
98	Senior loan	6/26/2015	41.6	40.8	40.7	L + 3.75%		L + 3.94%		7/9/2020	San Diego	Office	$186 / sqft	73%	3
99	Senior loan	2/20/2019	51.6	40.2	39.8	L + 3.50%		L + 3.91%		3/9/2024	Calgary-CAN	Office	$111 / sqft	52%	3
100	Senior loan	12/27/2016	39.5	39.5	39.5	L + 3.10%		L + 3.45%		1/9/2022	New York	Multi	$784,286 / unit	64%	3
101	Senior loan	11/30/2018	40.0	37.2	37.1	L + 2.95%		L + 3.38%		12/1/2023	Las Vegas	Multi	$77,548 / unit	70%	2
102	Senior loan	12/13/2019	81.3	33.0	32.0	L + 3.55%		L + 4.49%		6/12/2024	Diversified-FR	Industrial	$23 / sqft	55%	3
103	Senior loan	10/31/2019	33.9	33.0	32.9	L + 3.25%		L + 3.34%		11/1/2024	Raleigh	Multi	$162,360 / unit	52%	3
104	Senior loan	8/14/2019	31.0	31.0	31.0	L + 4.00%		L + 4.44%		8/14/2020	Orangeburg	Other	$150 / sqft	36%	3
105	Senior loan	10/31/2019	31.5	30.8	30.7	L + 3.25%		L + 3.33%		11/1/2024	Atlanta	Multi	$162,104 / unit	60%	3
106	Senior loan	12/3/2019	30.3	30.3	30.2	L + 2.75%		L + 3.20%		3/1/2021	Pensacola	Multi	$117,500 / unit	50%	2
107	Senior loan	6/26/2019	30.0	30.0	30.0	L + 3.25%		L + 3.65%		10/1/2020	Lake Charles	Multi	$111,940 / unit	73%	3
108	Senior loan	10/31/2019	30.2	29.4	29.3	L + 3.25%		L + 3.33%		11/1/2024	Austin	Multi	$155,582 / unit	52%	3
109	Senior loan	5/31/2019	29.3	29.3	29.3	L + 3.75%		L + 3.75%		3/1/2021	Denver	Multi	$195,333 / unit	59%	2
110	Senior loan	8/30/2018	28.7	27.5	27.4	L + 3.00%		L + 3.42%		9/1/2022	Boise	Multi	$108,106 / unit	73%	3
111	Senior loan	10/31/2019	27.2	26.6	26.5	L + 3.25%		L + 3.32%		11/1/2024	Austin	Multi	$132,314 / unit	53%	3
112	Senior loan	12/15/2017	22.5	22.5	22.5	L + 3.50%		L + 3.50%		12/9/2020	Diversified-US	Hotel	$340,809 / key	50%	1
113	Senior loan	3/8/2017	21.2	21.2	21.2	4.90	% (7)	5.24	% (7)	12/23/2021	Montreal-CAN	Office	$58 / sqft	45%	2
114	Senior loan	4/26/2019	20.0	20.0	19.9	L + 2.93%		L + 3.38%		5/1/2024	Nashville	Multi	$198,020 / unit	73%	2
115	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%		L + 3.48%		1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	3
116	Senior loan	12/23/2019	26.2	19.9	19.7	L + 2.70%		L + 3.06%		1/9/2025	Miami	Office	$335 / sqft	68%	3
117	Senior loan	6/15/2018	22.0	19.6	19.7	L + 3.35%		L + 3.43%		7/1/2022	Phoenix	Multi	$68,613 / unit	78%	3
118	Senior loan	3/9/2018	17.8	17.0	17.0	L + 3.75%		L + 3.77%		4/1/2023	Los Angeles	Multi	$131,095 / unit	75%	2
119	Senior loan	3/30/2016	16.6	16.6	16.7	5.15%		5.27%		9/4/2020	Diversified-CAN	Self-Storage	$3,607 / unit	56%	1
120	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%		L + 3.41%		7/1/2022	Portland	Multi	$130,180 / unit	66%	2

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
121	Senior loan	10/20/2017	17.2	14.0	13.9	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$110,714 / unit	56%	3
122	Senior loan	4/30/2019	15.5	13.6	13.5	L + 3.00%	L + 3.32%	5/1/2024	Houston	Multi	$43,990 / unit	78%	3
123	Senior loan	2/28/2019	15.3	13.5	13.4	L + 3.00%	L + 3.33%	3/1/2024	San Antonio	Multi	$58,496 / unit	75%	3
124	Senior loan	6/29/2018	11.6	11.6	11.7	L + 2.95%	L + 3.32%	7/1/2020	Washington DC	Multi	$61,053 / unit	60%	2
125	Senior loan	5/30/2018	10.1	10.1	10.1	L + 3.90%	L + 3.97%	6/1/2021	Phoenix	Multi	$112,222 / unit	74%	3
126	Senior loan	10/31/2018	10.0	10.0	10.0	L + 3.35%	L + 3.58%	11/1/2020	Boise	Multi	$156,250 / unit	74%	2
127	Senior loan	9/1/2016	9.4	9.4	9.5	L + 4.20%	L + 4.38%	9/1/2022	Atlanta	Multi	$87,218 / unit	72%	1
128	Senior loan	10/1/2019	341.7	0.0	(3.4)	L + 3.75%	L + 4.21%	10/9/2025	Atlanta	Mixed-Use	$505 / sqft	70%	3

			$21,628.0	$16,965.9	$16,164.8	L + 3.25%	L + 3.59%	3.8 yrs				65%	2.8

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.

(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.

(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.

(4)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2019, four loans in our portfolio have been financed with an aggregate $688.5 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $89.0 million subordinate risk retention interest in the $930.0 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)	The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of December 31, 2019, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $6.1 billion of such loans earned interest based on floors that are above the applicable index. The other 3% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2019, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.

(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Loan Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2019, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2019, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following December 31, 2019, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes		Interest Rate Sensitivity as of December 31, 2019
			Increase in Rates		Decrease in Rates
Currency	in Interest Rates (1)(2)		25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$11,303,106	Income	$18,186	$38,315	$(16,447)	$(30,349)
	(8,656,170)	Expense	(16,466)	(32,938)	16,070	32,126

	$2,646,936	Net interest	$1,720	$5,377	$(377)	$1,777

GBP	$1,679,557	Income	$2,829	$6,188	$(2,630)	$(5,082)
	(943,766)	Expense	(1,888)	(3,775)	1,888	3,775

	$735,791	Net interest	$941	$2,413	$(742)	$(1,307)

EUR	$3,054,515	Income	$—	$2,415	$—	$—
	(2,383,565)	Expense	—	(1,876)	—	—

	$670,950	Net interest	$—	$539	$—	$—

AUD	$361,763	Income	$221	$785	$—	$—
	(265,602)	Expense	(531)	(1,062)	531	1,062

	$96,161	Net interest	$(310)	$(277)	$531	$1,062

CAD (3)	$41,721	Income	$63	$146	$(3)	$(6)
	(46,248)	Expense	(92)	(185)	92	185

	$(4,527)	Net interest	$(29)	$(39)	$89	$179

		Total net interest	$2,322	$8,013	$(499)	$1,711

(1)	Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 12 to our consolidated financial statements for additional details of our incentive fee calculation. In addition, $6.1 billion of our loans earned interest based on floors that are above the applicable index as of December 31, 2019.

(2)	Includes amounts outstanding under secured debt agreements, non-consolidated senior interests, securitized debt obligations, and secured term loans.

(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($13.3 million as of December 31, 2019) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value
As of December 31, 2019, 3% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.
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
The following table outlines our assets and liabilities that are denominated in a foreign currency (£/
€
/C$/A$ in thousands):

	December 31, 2019
Foreign currency assets (1)	£1,639,881	€2,736,673	C$	105,273	A$	518,315
Foreign currency liabilities (1)	(1,017,239)	(2,122,767)		(77,550)		(379,968)
Foreign currency contracts – notional	(527,100)	(525,600)		(23,200)		(135,600)

Net exposure to exchange rate fluctuations	£95,542	€88,307	C$	4,523	A$	2,747

(1)	Balances include non-consolidated senior interests of £302.0 million.

	December 31, 2018
Foreign currency assets (1)	£911,524	€1,064,476	C$	435,484	A$	449,533
Foreign currency liabilities (1)	(623,013)	(797,560)		(354,980)		(256,796)
Foreign currency contracts – notional	(192,300)	(185,000)		(70,600)		(187,600)

Net exposure to exchange rate fluctuations	£96,211	€81,916	C$	9,904	A$	5,137

(1)	Balances include non-consolidated senior interests of £302.0 million.

We estimate that a 10% appreciation of the United States dollar relative to the British Pound Sterling and the Euro would result in a decline in our net assets in U.S. dollar terms of $82.5 million and $68.8 million, respectively, as of December 31, 2019. Substantially all of our net asset exposure to the Canadian and Australian dollar has been hedged with foreign currency forward contracts.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages
 F-2
to
F-
47. See accompanying Index to the Consolidated Financial Statements on page
 F-1.
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
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2019, based on the framework established in
Internal Control – Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2019, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form
10-K
and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2019, which is included herein.
ITEM 9B.	OTHER INFORMATION

None.

PART III.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	260,066	(2)	$—	3,243,346
Equity compensation plans not approved by security holders (3)	—		—	—

Total	260,066		$—	3,243,346

(1)	The number of securities remaining for future issuances consists of an aggregate 3,243,346 shares issuable under our 2018 stock incentive plan and our 2018 manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

(2)	Reflects deferred stock units granted to our
non-employee
directors. The deferred stock units are settled upon the
non-employee
director’s separation from service with the company by delivering to the non-employee
director one share of class A common stock for each deferred stock unit settled. As these awards have no exercise price, the weighted average exercise price in column (b) does not take these awards into account.

(3)	All of our equity compensation plans have been approved by security holders.

The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2020 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.2
Fifth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

4.1	*	Description of Securities of Blackstone Mortgage Trust, Inc.

4.2
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

4.4		Form of 4.375% Convertible Senior Notes due 2022 (included as Exhibit A in Exhibit 4.3)

4.5
Third Supplemental Indenture, dated March 27, 2018, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14788) filed on March 27, 2018 and incorporated herein by reference)

4.6		Form of 4.75% Convertible Senior Notes due 2023 (included as Exhibit A in Exhibit 4.5)

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

10.26
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

10.28
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

10.30
Amendment No. 5 to Master Repurchase Agreement, dated as of December 21, 2017, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.31
Amendment No. 6 to Master Repurchase Agreement, dated as of March 30, 2018, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.32	*	Amendment No. 7 to Master Repurchase Agreement, dated as of December 19, 2019, among Parlex 1 Finance, LLC and Bank of America, N.A.

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

10.36	*	Amendment No. 3 to Guarantee Agreement, dated as of November 25, 2019, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A.

10.37
Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.38
First Amendment, dated as of June 7, 2019, to Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.39
Second Amendment, dated as of July 16, 2019, to Fourth Amended and Restated Master Repurchase Agreement by and among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2019 and incorporated herein by reference)

10.40
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.41
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.42
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.43
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.44
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.45
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.46
Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.47
Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.48
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.49
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.50
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.51
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.52
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.53
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

Exhibit Number	Exhibit Description

10.54
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.55
Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.56
Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.57
Fourth Amended and Restated Master Repurchase and Securities Contract, dated as of June 30, 2016, by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC, Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.58
Amendment No. 1 to Fourth Amended and Restated Master Repurchase and Securities Contract and Fourth Amended and Restated Fee and Pricing Letter, dated as of May 8, 2017 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

10.59
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.60
Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.61
Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.62
Amendment No. 1 to Master Repurchase Agreement, dated as of February 24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.63
Amendment No. 2 to Master Repurchase Agreement, dated as of April 22, 2016, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.64
Amendment No. 3 to Master Repurchase Agreement, dated as of April 21, 2017, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

Exhibit Number		Exhibit Description

10.65
Amendment No. 4 to Master Repurchase Agreement, dated as of September 23, 2019, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2019 and incorporated herein by reference)

10.66
Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc., in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.67	*	Second Amended and Restated Master Repurchase Agreement, dated as of December 16, 2019, by and among Parlex 15 Finco, LLC and Deutsche Bank AG, Cayman Islands Branch

10.68	*	Member Guaranty made as of December 16, 2019 by Parlex 15 Holdco, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch

10.69
Senior Facilities Agreement, dated March 2, 2018, between Project Quasar Pledgeco S.L.U., Bank of America Merrill Lynch International Limited, Deutsche Bank AG, London Branch, J.P. Morgan Securities PLC, Morgan Stanley Bank, N.A., Morgan Stanley Principal Funding, Inc., Parlex 15 Lux Eur Finco, S.À.R.L., The Royal Bank of Scotland PLC, SOF Investments S.À.R.L. and Situs Asset Management Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.70
Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC and Barclays Bank plc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.71
Amended and Restated Guaranty, dated as of June 19, 2019 made by Blackstone Mortgage Trust, Inc. for the benefit of Barclays Bank plc (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.72
Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	++	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	++	Inline XBRL Taxonomy Extension Schema Document

101.CAL	++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number		Exhibit Description

101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	This document has been identified as a management contract or compensatory plan or arrangement.

++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

February 11, 2020	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 11, 2020 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 11, 2020 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal Executive Officer)

February 11, 2020 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 11, 2020 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 11, 2020 Date	/s/ Thomas E. Dobrowksi Thomas E. Dobrowski, Director

February 11, 2020 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 11, 2020 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 11, 2020 Date	/s/ Jonathan L. Pollack Jonathan L. Pollack, Director

February 11, 2020 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in
Internal Control – Integrated Framework (2013)
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Loans Receivable – Identification of Impairment Indicators – Refer to Note 2 and Note 3 in the Consolidated Financial Statements
Critical Audit Matter Description
The Company evaluates loans for possible indicators of impairment on a quarterly basis in order to determine whether events or changes in circumstances exist that may indicate that the carrying amounts of loans receivable are no longer recoverable. The loans are typically collateralized by commercial real estate. As a result, the Company regularly evaluates the extent and impact of any deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor on a loan by loan basis. Possible indicators of impairment may include, but are not limited to, events or changes in circumstances affecting occupancy of an underlying property, market rental rates and physical condition of such property.
The Company’s evaluation involves a certain level of judgment and/or estimation related to whether the financial performance of the collateral or the existing market conditions results in an impairment indicator. Changes in these judgements and/or estimates could have a significant impact on the loans identified for further analysis. For the year ended December 31, 2019, no impairment loss has been recognized on loans receivable.
We identified the determination of impairment indicators for loans receivable as a critical audit matter because of the level of judgment involved in management’s assessment of whether events or changes in circumstances have occurred indicating that the carrying amounts of loans receivable may not be recoverable. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether management appropriately identified impairment indicators, including period-over-period review of the borrower’s financial information and business plans, collateral performance and assessment of micro- and macro-economic factors.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the factors evaluated by management to evaluate if impairment indicators existed on a loan by loan basis and a determination of whether those factors would indicate a potential impairment, included among others:
•	We tested the design and operating effectiveness of controls over identification of impairment indicators, including but not limited to, not making contractual debt service payments, deterioration in underlying property performance, and negative trends in micro- and macro-economic factors.

•	We evaluated a sample of loans for potential impairment by:

•	Evaluating the accuracy and determining the relevance of the factors utilized during the Company’s evaluation

•	Analyzing period over period changes on items such as rental rates, physical conditions of the property, net operating income, debt service coverage ratio, occupancy, cash flow volatility, leasing and tenant profile, loan structure, exit plan, and project sponsorship, to determine impact on loan performance.

•	Evaluating the financial performance of the collateral associated with each loan

•	Reviewing the changes in budgets and the summaries of third-party reports, where applicable, for construction loans.

•	Evaluating the impact of macroeconomic and microeconomic events on the borrower, sponsor, or asset type.

•	We reviewed the payment history for all loans in the Company’s portfolio to ensure that the borrowers are making contractual payments in accordance with the loan agreements.

/s/ Deloitte & Touche LLP
New York, New York
February 11, 2020
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$150,090	$105,662
Loans receivable, net	16,164,801	14,191,200
Other assets	236,980	170,513

Total Assets	$16,551,871	$14,467,375

Liabilities and Equity
Secured debt agreements, net	$10,054,930	$8,974,756
Loan participations sold, net	—	94,418
Securitized debt obligations, net	1,187,084	1,285,471
Secured term loan, net	736,142	—
Convertible notes, net	613,071	609,911
Other liabilities	175,963	128,212

Total Liabilities	12,767,190	11,092,768

Commitments and contingencies	—	—
Equity
Class A common stock, $ 0.01 par value, 200,000,000 shares authorized, 135,003,662 and 123,435,738 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,350	1,234
Additional paid-in capital	4,370,014	3,966,540
Accumulated other comprehensive loss	(16,233)	(34,222)
Accumulated deficit	(592,548)	(569,428)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,762,583	3,364,124
Non-controlling interests	22,098	10,483

Total Equity	3,784,681	3,374,607

Total Liabilities and Equity	$16,551,871	$14,467,375

Note: The consolidated balance sheets as of December 31, 2019 and December 31, 2018 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2019 and December 31, 2018, assets of the consolidated VIEs totaled
$1.4 billion
and $1.5 billion, respectively, and liabilities of the consolidated VIEs totaled $1.2 billion and
$1.3 billion
, respectively. Refer to Note 16 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Income from loans and other investments
Interest and related income	$882,679	$756,109	$537,915
Less: Interest and related expenses	458,503	359,625	234,870

Income from loans and other investments, net	424,176	396,484	303,045
Other expenses
Management and incentive fees	78,435	74,834	54,841
General and administrative expenses	38,854	35,529	29,922

Total other expenses	117,289	110,363	84,763

Income before income taxes	306,887	286,121	218,282
Income tax (benefit) provision	(506)	308	314

Net income	307,393	285,813	217,968

Net income attributable to non-controlling interests	(1,826)	(735)	(337)

Net income attributable to Blackstone Mortgage Trust, Inc.	$305,567	$285,078	$217,631

Net income per share of common stock basic and diluted	$2.35	$2.50	$2.27

Weighted-average shares of common stock outstanding, basic and diluted	130,085,398	113,857,238	95,963,616

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$307,393	$285,813	$217,968
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	23,920	(44,317)	47,124
Realized and unrealized (loss) gain on derivative financial instruments	(5,931)	39,801	(20,628)

Other comprehensive income (loss)	17,989	(4,516)	26,496

Comprehensive income	325,382	281,297	244,464
Comprehensive income attributable to non-controlling interests	(1,826)	(735)	(337)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$323,556	$280,562	$244,127

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2016	$945	3,089,997	(56,202)	(541,137)	2,493,603	—	$2,493,603
Shares of class A common stock issued, net	134	391,434	—	—	391,568	—	391,568
Restricted class A common stock earned	—	23,584	—	—	23,584	—	23,584
Issuance of convertible notes	—	964	—		964	—	964
Dividends reinvested	—	444	—	(400)	44	—	44
Deferred directors’ compensation	—	438	—	—	438	—	438
Other comprehensive income	—	—	26,496	—	26,496	—	26,496
Net income	—	—	—	217,631	217,631	337	217,968
Dividends declared on common stock, $ 2.48 per share	—	—	—	(243,262)	(243,262)	—	(243,262)
Contributions from non-controlling interests	—	—	—	—	—	12,165	12,165
Distributions to non-controlling interests	—	—	—	—	—	(6,162)	(6,162)

Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406

Shares of class A common stock issued, net	155	476,275	—	—	476,430	—	476,430
Restricted class A common stock earned	—	27,644	—	—	27,644	—	27,644
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Conversion of convertible notes	—	(46,720)	—	—	(46,720)	—	(46,720)
Dividends reinvested	—	518	—	(465)	53	—	53
Deferred directors’ compensation	—	500	—	—	500	—	500
Other comprehensive loss	—	—	(4,516)	—	(4,516)	—	(4,516)
Net income	—	—	—	285,078	285,078	735	285,813
Dividends declared on common stock, $ 2.48 per share	—	—	—	(286,873)	(286,873)	—	(286,873)
Contributions from non-controlling interests	—	—	—	—	—	9,315	9,315
Distributions to non-controlling interests	—	—	—	—	—	(5,907)	(5,907)

Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607

Shares of class A common stock issued, net	116	372,232	—	—	372,348	—	372,348
Restricted class A common stock earned	—	30,146	—	—	30,146	—	30,146
Dividends reinvested	—	596	—	(554)	42	—	42
Deferred directors’ compensation	—	500	—	—	500	—	500
Other comprehensive income	—	—	17,989	—	17,989	—	17,989
Net income	—	—	—	305,567	305,567	1,826	307,393
Dividends declared on common stock, $ 2.48 per share	—	—	—	(328,133)	(328,133)	—	(328,133)
Contributions from non-controlling interests	—	—	—	—	—	51,418	51,418
Distributions to non-controlling interests	—	—	—	—	—	(41,629)	(41,629)

Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income	$307,393	$285,813	$217,968
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	30,656	28,154	24,031
Amortization of deferred fees on loans and debt securities	(57,926)	(47,093)	(38,373)
Amortization of deferred financing costs and premiums/ discount on debt obligations	32,016	28,097	21,988
Changes in assets and liabilities, net
Other assets	(7,355)	(23,352)	(4,632)
Other liabilities	(747)	18,383	6,479

Net cash provided by operating activities	304,037	290,002	227,461

Cash flows from investing activities
Origination and fundings of loans receivable	(6,890,249)	(7,890,051)	(3,598,166)
Principal collections and sales proceeds from loans receivable and debt securities	4,940,194	3,084,747	2,780,431
Loan contributed to securitization	—	512,002	—
Investment in debt securities held-to-maturity	—	(95,937)	—
Origination and exit fees received on loans receivable	66,558	104,408	55,441
Receipts under derivative financial instruments	49,673	47,527	6,453
Payments under derivative financial instruments	(6,524)	(18,475)	(20,870)
Collateral deposited under derivative agreements	(59,720)	(38,990)	(20,161)
Return of collateral deposited under derivative agreements	28,920	43,110	16,120

Net cash used in investing activities	(1,871,148)	(4,251,659)	(780,752)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities
Borrowings under secured debt agreements	$6,569,460	$9,183,852	$4,306,301
Repayments under secured debt agreements	(5,526,989)	(5,413,070)	(4,778,194)
Proceeds from issuance of collateralized loan obligations	—	—	817,500
Repayment of collateralized loan obligations	(102,478)	—	—
Proceeds from sale of loan participations	21,346	99,696	80,706
Repayment of loan participations	(115,874)	(85,875)	(381,310)
Net proceeds from issuance of secured term loan	748,414	—	—
Repayments of secured term loan	(3,122)	—	—
Payment of deferred financing costs	(39,370)	(25,006)	(27,465)
Contributions from non-controlling interests	51,418	9,315	12,165
Distributions to non-controlling interests	(41,629)	(5,907)	(6,162)
Net proceeds from issuance of convertible notes	—	214,775	394,632
Repayment of convertible notes	—	(219,232)	—
Net proceeds from issuance of class A common stock	372,337	476,420	391,558
Dividends paid on class A common stock	(320,961)	(277,260)	(234,989)

Net cash provided by financing activities	1,612,552	3,957,708	574,742

Net increase (decrease) in cash, cash equivalents, and restricted cash	45,441	(3,949)	21,451
Cash, cash equivalents, and restricted cash at beginning of year	105,662	102,518	75,567
Effects of currency translation on cash, cash equivalents, and restricted cash	(1,013)	7,093	5,500

Cash, cash equivalents, and restricted cash at end of year	$150,090	$105,662	$102,518

Supplemental disclosure of cash flows information
Payments of interest	$(425,801)	$(318,919)	$(206,966)

Receipts (payments) of income taxes	$109	$(554)	$(296)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(83,702)	$(76,530)	$(66,888)

Loan principal payments held by servicer, net	$49,584	$4,855	$15,763

Consolidation of loans receivable of a VIE	$—	$—	$500,000

Consolidation of securitized debt obligations of a VIE	$—	$—	$(474,620)

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
The weighted-average cash coupon,
all-in
yield, and
all-in
cost were updated in the prior period presentation of loans receivable and securitized debt obligations in Notes 3 and 7, respectively, to conform to the current period presentation. The classifications of asset-specific
financings and secured credit facilities were updated in the prior period presentation of secured debt agreements in Note 5 to conform to the current period presentation.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Revenue Recognition
Interest income from our loans receivable portfolio and debt securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan or debt security as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of our Manager, recovery of income and principal becomes doubtful. Income is then recorded on the basis of cash received until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred
.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. During the second quarter of 2018, the letter of credit related to our restricted cash balance was cancelled and the cash was transferred out of our segregated bank account. As of both December 31, 2019 and December 31, 2018, we had no
restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $450.8 million and $320.0
 million as of December 31, 2019 and December 31, 2018, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Our Manager performs a quarterly review of our portfolio of loans. In conjunction with this review, our Manager assesses the risk factors of each loan, and assigns it a risk rating based on a variety of factors, including, without limitation, loan-to-value
ratio, or LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a
5-point
scale, our loans are rated “1” through “5,” from less risk to greater risk, relative to our loan portfolio in the aggregate, which ratings are defined as follows:
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
F-1
7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
2016-01
“Financial Instruments – Overall (Subtopic
825-10):
Recognition and Measurement of Financial Assets and Financial Liabilities,” or ASU
2016-01.
The amendments in ASU
2019-04
that relate to ASU
2016-13
clarify specific issues related to the implementation of the current expected credit loss, or CECL, model, which are effective for fiscal years beginning after December 15, 2019 and are to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020. The amendments in ASU
2019-04
that relate to ASU
2017-12
primarily update guidance related to fair value hedges and do not have an impact on our consolidated financial statements. The amendments in ASU
2019-04
that relate to ASU
 2016-01
primarily update guidance related to equity securities and do not have an impact on our consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13.
ASU
2016-13
significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
will replace the incurred loss model under existing guidance with a CECL model for instruments measured at amortized cost, and require entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU
 2016-13
is effective for fiscal years beginning after December 15, 2019 and is to be adopted through a cumulative-effect adjustment to retained earnings as of January 1, 2020.
The CECL reserve required under ASU
2016-13
is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge to retained earnings; however future changes to the CECL reserve will be recognized through net income on our consolidated statements of operations. While ASU
2016-13
does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU
2016-13
requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
We plan to estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We will apply the WARM method for the majority of our loan portfolio, which loans share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires significant judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through December 31, 2019
. Within this database, we focused
our historical loss reference calculations on the most relevant subset of available CMBS data. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other Liabilities on our consolidated balance sheets, and not as an offset to the related loan balance. Th is
 CECL reserve will be estimated using the same process outlined above for our outstanding loan balances, and changes in this component of the
CECL reserve will similarly impact our consolidated net income. For both the funded and unfunded portions of our loans, we will consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.
Upon adoption of ASU
2016-13
on January 1, 2020, we expect to record an initial CECL reserve, including future loan funding commitments, of approximately $
17.6
 million, or $
0.13
 per share, reflecting an aggregate CECL reserve of
0.11
% of our aggregate outstanding principal balance of $
16.4
 billion as of December 31, 2019.
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2019	December 31, 2018
Number of loans	128	125
Principal balance	$16,277,343	$14,293,970
Net book value	$16,164,801	$14,191,200
Unfunded loan commitments (1)	$3,911,868	$3,405,945
Weighted-average cash coupon (2)	L + 3.20%	L + 3.40%
Weighted-average all-in yield (2)	L + 3.55%	L + 3.73%
Weighted-average maximum maturity (years) (3)	3.8	3.9

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of December 31, 2019,
99
%

of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and
$
6.1

billion of such loans earned interest based on floors that are above the applicable index. The other 1% of our loans earned a fixed rate of interest
.

W
e reflect
our fixed rate loans
as a spread over
the
relevant floating benchmark rates
,
 as of December 31, 2019
 and December 31, 2018
,
respectively,
for purposes of the weighted-averages. As of December 31, 2018,

98
%
of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and
$
1.2
 billion of such loans earned interest based on floors that are above the applicable index. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(3)	Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2019, 61% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty. As of December 31, 2018, 75% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 25% were open to repayment by the borrower without penalty.

F-1
9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
December 31, 2017	$10,108,226	$(51,494)	$10,056,732
Loan fundings	7,890,051	—	7,890,051
Loan repayments	(3,035,383)	—	(3,035,383)
Loan contributed to securitization	(517,500)	5,498	(512,002)
Unrealized (loss) gain on foreign currency translation	(151,424)	770	(150,654)
Deferred fees and other items	—	(104,408)	(104,408)
Amortization of fees and other items	—	46,864	46,864

December 31, 2018	$14,293,970	$(102,770)	$14,191,200

Loan fundings	6,890,249	—	6,890,249
Loan repayments and sales proceeds	(4,974,881)	—	(4,974,881)
Unrealized gain (loss) on foreign currency translation	68,005	(629)	67,376
Deferred fees and other items	—	(66,558)	(66,558)
Amortization of fees and other items	—	57,415	57,415

December 31, 2019	$16,277,343	$(112,542)	$16,164,801

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

F-
20

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2019
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	63	$9,946,055	$10,266,567	61%
Hotel	14	2,199,220	2,281,718	13
Multifamily	36	1,596,333	1,642,664	10
Industrial	5	603,917	607,423	4
Retail	3	373,045	381,040	2
Self-Storage	2	291,994	292,496	2
Condominium	1	232,778	234,260	1
Other	4	921,459	1,259,696	7

	128	$16,164,801	$16,965,864	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	25	$3,789,477	$3,815,580	22%
West	30	3,143,323	3,451,914	20
Southeast	23	2,321,444	2,334,852	14
Midwest	10	1,174,581	1,180,240	7
Southwest	11	464,989	467,532	3
Northwest	3	52,891	52,989	—

Subtotal	102	10,946,705	11,303,107	66
International
United Kingdom	13	1,738,536	2,102,501	12
Ireland	1	1,318,196	1,330,647	8
Spain	2	1,231,061	1,237,809	7
Australia	3	360,047	361,763	2
Germany	1	195,081	251,020	1
Italy	1	178,740	180,897	1
Belgium	1	86,807	87,201	1
Canada	3	77,656	77,953	1
France	1	31,972	32,966	1

Subtotal	26	5,218,096	5,662,757	34

Total	128	$16,164,801	$16,965,864	100%

(1)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $
688.5
 million of such
non-consolidated
senior interests as of December 31, 2019.

(2)	Excludes investment exposure to the $ 930.0 million 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

F-
21

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
446.9
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
F-2
2

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	December 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	6	$376,379	$378,427	2	$181,366	$182,740
2	30	3,481,123	3,504,972	38	3,860,432	3,950,025
3	89	12,137,963	12,912,722	85	10,149,402	10,608,079
4	3	169,336	169,743	—	—	—
5	—	—	—	—	—	—

	128	$16,164,801	$16,965,864	125	$14,191,200	$14,740,844

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $
688.5
 million and $
446.9
 million of such
non-consolidated
senior interests as of December 31, 2019 and December 31, 2018, respectively.

(2)
Excludes investment exposure to the $
930.0
 million and $1.0 billion 2018 Single Asset Securitization as of December 31, 2019 and December 31, 2018, respectively. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.8 and 2.7
as of December 31, 2019 and 2018
, respectively. The increase was driven primarily by new loans originated during 2019, the majority of which were rated 3 at origination
.
We did
no
t have any impaired loans, nonaccrual loans, or loans in maturity default as of December 31, 2019 or 2018.
The following table allocates the net book value of our loans receivable based on our internal risk ratings, separated by year of origination ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)
	December 31, 2019
Risk Rating	2019	2018	2017	2016	2015	Prior	Total
1	$188,881	$94,863	$66,448	$26,187	$—	$—	$376,379
2	111,464	2,068,804	937,272	79,100	210,739	73,744	3,481,123
3	5,444,546	4,681,832	1,299,525	395,482	216,645	99,933	12,137,963
4	—	—	63,133	53,452	—	52,751	169,336
5	—	—	—	—	—	—	—
	$5,744,891	$6,845,499	$2,366,378	$554,221	$427,384	$226,428	$16,164,801

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2019 and December 31, 2018, our Multifamily Joint Venture held $670.5 million and $334.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
F-2
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
4. OTHER ASSETS AND LIABILITIES
The following table details the components of our other assets ($ in thousands):

	December 31, 2019	December 31, 2018
Debt securities held-to-maturity (1)	$86,638	$96,167
Accrued interest receivable	66,649	56,679
Loan portfolio payments held by servicer (2)	49,584	6,133
Collateral deposited under derivative agreements	30,800	—
Derivative assets	1,079	9,916
Prepaid expenses	739	647
Prepaid taxes	376	6
Other	1,115	965

Total	$236,980	$170,513

(1)	Represents the subordinate risk retention interest in the 2018 Single Asset Securitization
, which held aggregate loan assets of $930.0 million and $1.0 billion as of December 31, 2019 and December 31, 2018, respectively, with a yield to full maturity of L+
10.0
% and a maximum maturity date of
June 9, 2025
, assuming all extension options are exercised by the borrower. Refer to Note 16 for additional discussion.
(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2019	December 31, 2018
Accrued dividends payable	$83,702	$76,530
Derivative liabilities	42,263	2,925
Accrued interest payable	24,831	25,588
Accrued management and incentive fees payable	20,159	18,586
Accounts payable and other liabilities	5,008	4,583

Total	$175,963	$128,212

F-2
4

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. SECURED DEBT AGREEMENTS, NET
Our secured debt agreements include secured credit facilities, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2019	December 31, 2018
Secured credit facilities	$9,753,059	$8,870,897
Asset-specific financings	330,879	81,739
Revolving credit agreement	—	43,845

Total secured debt agreements	$10,083,938	$8,996,481

Deferred financing costs (1)	(29,008)	(21,725)

Net book value of secured debt	$10,054,930	$8,974,756

(1)	Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Secured Credit Facilities
During the year ended December 31, 2019, we increased the size of six of our existing credit facilities, providing an aggregate additional $2.9 billion of credit capacity, and added two new credit facilities, providing an aggregate additional
$577.0 million of credit capacity
.

The following tables detail our secured credit facilities ($ in thousands):

	December 31, 2019
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Wells Fargo	$2,056,769	$2,018,057	$38,712	$2,621,806
Deutsche Bank	2,037,795	1,971,860	65,935	2,573,447
Barclays	1,629,551	1,442,083	187,468	2,044,654
Citibank	1,159,888	1,109,837	50,051	1,473,745
Bank of America	603,660	513,660	90,000	775,678
Morgan Stanley	524,162	468,048	56,114	706,080
Goldman Sachs	474,338	450,000	24,338	632,013
MetLife	417,677	417,677	—	536,553
Société Générale	333,473	333,473	—	437,130
US Bank - Multi. JV (3)	279,838	279,552	286	350,034
JP Morgan	303,288	259,062	44,226	386,545
Santander	239,332	239,332	—	299,597
Goldman Sachs - Multi. JV (3)	203,846	203,846	—	261,461
Bank of America - Multi. JV (3)	46,572	46,572	—	58,957
	$10,310,189	$9,753,059	$557,130	$13,157,700

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

F-2
5

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The weighted-average outstanding balance of our secured credit facilities was $8.8 billion for the year ended December 31, 2019. As of December 31, 2019, we had aggregate borrowings of $9.8 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.60% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.79% per annum, and a weighted-average advance rate of 79.4%. As of December 31, 2019, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.6 years.

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

The weighted-average outstanding balance of our secured credit facilities was $6.5 billion for the year ended December 31, 2018. As of December 31, 2018, we had aggregate borrowings of $8.9 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.72% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.90% per annum, and a weighted-average advance rate of 79.5%. As of December 31, 2018, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.5 years.
Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.
F-2
6

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables outline the key terms of our credit facilities as of December 31, 2019:

Lender	Currency	Guarantee (1)		Margin Call (2)	Term/Maturity
Morgan Stanley	$ / £ / €	25%		Collateral marks only	March 1, 2022
Goldman Sachs - Multi. JV (3)	$	25%		Collateral marks only	July 12, 2022 (6)
Bank of America - Multi. JV (3)	$	43%		Collateral marks only	July 19, 2023 (7)
Goldman Sachs	$	25%		Collateral marks only	October 22, 2023 (8)
JP Morgan	$ / £	50%		Collateral marks only	January 7, 2024 (9)
Bank of America	$	50%		Collateral marks only	May 21, 2024 (10)
Barclays	$ / £ / €	25%		Collateral marks only	June 18, 2024 (11)
MetLife	$	61%		Collateral marks only	September 23, 2025 (12)
Deutsche Bank	$ / €	59	% (4)	Collateral marks only	Term matched (13)
Citibank	$ / £ / € / A$ / C$	25%		Collateral marks only	Term matched (13)
Société Générale	$ / £ / €	25%		Collateral marks only	Term matched (13)
Santander	€	50%		Collateral marks only	Term matched (13)
Wells Fargo	$ / C$	25	% (5)	Collateral marks only	Term matched (13)
US Bank - Multi. JV (3)	$	25%		Collateral marks only	Term matched (13)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Specific borrowings outstanding of $951.6 million are 100% guaranteed . The remainder of the credit facility borrowings are 25% guaranteed.
(5)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $148.3 million related to $197.7 million of specific borrowings outstanding.
(6)	Includes a one-year extension option which may be exercised at our sole discretion.
(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)	Includes two one-year extension option s which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)	Includes two one-year extension options which may be exercised at our sole discretion.
(11)	Includes four one-year extension options which may be exercised at our sole discretion.
(12)	Includes five one-year extension options which may be exercised at our sole discretion.
(13)	These secured credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Currency	Potential Borrowings (1)		Outstanding Borrowings		Floating Rate Index (2)	Spread	Advance Rate (3)
$		$6,710,218		$6,186,958	USD LIBOR	L + 1.60%	79.6%
€		€2,155,130		€2,125,716	EURIBOR	E + 1.41%	80.0%
£		£712,583		£711,900	GBP LIBOR	L + 1.99%	77.4%
A$	A$	255,270	A$	255,270	BBSY	BBSY + 1.90%	78.0%
C$	C$	77,329	C$	77,349	CDOR	CDOR + 1.80%	78.4%

		$10,310,189		$9,753,059		INDEX + 1.60%	79.4%

(1)
Potential borrowings represents the total amount we could draw under each facility based on collateral already approved and pledged. When undrawn, these amounts are immediately available to us at our sole discretion under the terms of each credit facility.

(2)	Floating rate indices are generally matched to the payment timing under the terms of each secured credit facility and its respective collateral assets.
(3)	Represents weighted-average advance rate based on the approved outstanding principal balance of the collateral assets pledged.
Asset-Specific Financings
The following tables detail our asset-specific financings ($ in thousands):

	December 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$429,983	$417,820	L+4.90%	n/a	Mar. 2023
Financing provided	4	$330,879	$323,504	L+3.42%	$97,930	Mar. 2023

	December 31, 2018
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	1	$106,739	$104,807	L+6.08%	n/a	Aug. 2022
Financing provided	1	$81,739	$80,938	L+4.07%	$—	Aug. 2022

(1)	These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)	Other than amounts guaranteed on an asset-by-asset basis, borrowings under our asset-specific financings are non-recourse to us.
(3)	The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings is term-matched to the corresponding collateral loans.
The weighted-average outstanding balance of our asset-specific financings was $185.0 million and
$52.8 million
for the years ended December 31, 2019 and 2018, respectively.
Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing
F-2
8

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2020.
During the year ended December 31, 2019, the weighted-average outstanding borrowings under the revolving credit agreement was $14.3 million and we recorded interest expense of $2.6 million, including $1.0 million
of amortization of deferred fees and expenses. As of December 31, 2019, we had no outstanding borrowings under the agreement.
During the year ended December 31, 2018, the weighted-average outstanding borrowings under the revolving credit agreement was $44.3 million and we recorded interest expense of $3.8 million, including $1.1 million of amortization of deferred fees and expenses. As of December 31, 2018, we had $43.8 million of borrowings outstanding under the agreement.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.8 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to December 31, 2019; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2019 and December 31, 2018, we were in compliance with these covenants. Refer to Note 8 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.
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
We did not have any loan participations sold as of December 31, 2019. During the year ended December 31, 2019, we recorded $3.2 million of interest expense related to our loan participations sold. During the
year ended December 31, 2018, we recorded $16.6 million of interest expense related to our loan participations sold. The following table details our loan participations sold as of December 31, 2018 ($ in thousands):

	December 31, 2018
Loan Participations Sold	Count	Principal Balance	Book Value	Yield/Cost (1)	Guarantee (2)	Term
Total loan	1	$123,745	$122,669	L+5.92%	n/a	Feb. 2022
Senior participation (3)	1	94,528	94,418	L+4.07%	$—	Feb. 2022

(1)	Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.
(2)	As of December 31, 2018, our loan participations sold were non-recourse to us.
(3)	The difference between principal balance and book value of loan participations sold is due to deferred financing costs of $110,000 as of December 31, 2018.

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
The following tables detail our securitized debt obligations ($ in thousands):

	December 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	18	$897,522	$897,522	L+3.43%	September 2022
Financing provided	1	715,022	712,517	L+1.98%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	711,738	710,260	L+3.60%	June 2023
Financing provided	1	474,620	474,567	L+1.64%	June 2033
Total
Collateral assets	19	$1,609,260	$1,607,782	L+3.51%

Financing provided (4)	2	$1,189,642	$1,187,084	L+1.84%

	December 31, 2018
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
Collateralized Loan Obligation
Collateral assets	26	$1,000,000	$1,000,000	L + 3.65%	April 2022
Financing provided	1	817,500	811,023	L+1.74%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	682,297	678,770	L+3.60%	June 2023
Financing provided	1	474,620	474,448	L+1.65%	June 2033
Total
Collateral assets	27	$1,682,297	$1,678,770	L + 3.63%

Financing provided (4)	2	$1,292,120	$1,285,471	L+1.71%

(1)	As of December 31, 2019, all of our loans financed by securitized debt obligations earned a floating rate of interest. As of December 31, 2018, 98% of our loans financed by securitized debt obligations earned a floating rate of interest.
The other 2% of our loans earned a fixed rate of interest, which we reflect as a spread over USD LIBOR for purposes of the weighted-averages.
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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the years ended December 31, 2019 and 2018, we recorded $47.2 million and $48.8 million, respectively, of interest expense related to our securitized debt obligations.

F-
30

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

8. SECURED TERM LOAN, NET
In April 2019 we entered into a $500.0 million senior Secured Term Loan, which bears interest at a rate of LIBOR plus 2.50% per annum. In November 2019 we increased the aggregate principal amount of the Secured Term Loan to $748.8 million and decreased the interest rate to LIBOR plus 2.25%. As of December 31, 2019, the following Secured Term Loan was outstanding ($ in thousands):

Term Loan Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
Term Loan B	$746,878	L+2.25%	L+2.52%	April 23, 2026

(1)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loan.

The Secured Term Loan is partially amortizing, with an amount equal to 1.0% per annum of the aggregate principal balance due in quarterly installments. The issue discount and transaction expenses on the Secured Term Loan were $1.6 million and $10.1 million, respectively, which will be amortized into interest expense over the life of the Secured Term Loan. The guarantee under our Secured Term Loan contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2019, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loan.
9. CONVERTIBLE NOTES, NET
As of December 31, 2019, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

(2)	Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of December 31, 2019.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $
37.22
on December 31, 2019 was greater than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
Upon our issuance of the May 2017 convertible notes, we recorded a $979,000 discount based on the implied value of the conversion option and an assumed effective interest rate of 4.57%, as well as $8.4 million of issue
discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the May 2017 convertible notes issuance is 4.91% per annum.

F-
3
1

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Upon our issuance of the March 2018 convertible notes, we recorded a $1.5 million discount based on the implied value of the conversion option and an assumed effective interest rate of 5.25%, as well as $5.2 million of issue
discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the March 2018 convertible notes issuance is 5.49% per annum.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2019	December 31, 2018
Face value	$622,500	$622,500
Unamortized discount	(8,801)	(11,740)
Deferred financing costs	(628)	(849)

Net book value	$613,071	$609,911

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash coupon	$28,059	$33,859	$19,259
Discount and issuance cost amortization	3,159	5,531	4,040

Total interest expense	$31,218	$39,390	$23,299

Accrued interest payable for the Convertible Notes was $6.0 million as of both
December 31, 2019 and December 31, 2018. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2019				December 31, 2018
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Sell GBP Forward	4		£527,100	Sell GBP Forward	3		£192,300
Sell EUR Forward	5		€525,600	Sell AUD Forward	2	A$	187,600
Sell AUD Forward	3	A$	135,600	Sell EUR Forward	1		€185,000
Sell CAD Forward	1	C$	23,200	Sell CAD Forward	1	C$	70,600
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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.7
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	1.0

December 31, 2018
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swap	3	C$	90,472	1.0%	CDOR	0.5
Interest Rate Caps	9		$204,248	2.4%	USD LIBOR	0.5
Interest Rate Caps	2	C$	39,998	2.5%	CDOR	0.6
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2019, we estimate that an additional $91,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest income.
Non-designated
Hedges
During the years ended December 31, 2019 and 2018, we recorded gains of

$
1.1

million
and $
23,000
,

respectively, related to
non-designated
hedges that were reported as a component of interest expense in our consolidated financial statements. During the year ended December 31, 2017, we recorded losses of $449,000 related to such non-designated
hedges.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables summarize our
non-designated
hedges (notional amount in thousands):

December 31, 2019
Non-designated Hedges	Number of Instruments	Notional Amount
Buy CAD / Sell USD Forward	1	C$	15,900
Buy USD / Sell CAD Forward	1	C$	15,900
Buy GBP / Sell EUR Forward	1		€12,857
Buy AUD / Sell USD Forward	1	A$	10,000
Buy USD / Sell AUD Forward	1	A$	10,000

December 31, 2018
Non-designated Hedges	Number of Instruments	Notional Amount
Buy AUD / Sell USD Forward	1	A$	55,000
Buy USD / Sell AUD Forward	1	A$	55,000
Buy GBP / Sell USD Forward	1		£23,200
Buy USD / Sell GBP Forward	1		£23,200
Buy GBP / Sell EUR Forward	1		€12,857
Valuation of Derivative Instruments
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	$8,210	$41,728	$1,307
Interest rate derivatives	96	590	—	—

Total	$96	$8,800	$41,728	$1,307

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$983	$1,116	$535	$1,618
Interest rate derivatives	—	—	—	—

Total	$983	$1,116	$535	$1,618

Total Derivatives	$1,079	$9,916	$42,263	$2,925

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
F-3
4

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from		Amount of Loss Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Accumulated		Year Ended December 31,
	2019	2018	2017	OCI into Income		2019	2018	2017
Net Investment Hedges
Foreign exchange contracts (1)	$(5,592)	$40,372	$(22,216)	Interest Expense		$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	(144)	(8)	757	Interest Expense	(2)	195	563	(831)

Total	$(5,736)	$40,364	$(21,459)			$195	$563	$(831)

(1)	During the
years
 ended December 31, 2019

an
d December 31, 2018
,
we received net cash settlements of $43.1 million
 and $29.1 million, respectively,
on our foreign currency forward contracts. During the year ended December 31, 2017, we paid net cash settlements of $14.2 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)	During the year
s
ended December 31, 2019
 and December 31, 2018,
we recorded total interest and related expenses of $458.5 million and $359.6 million, respectively
, which
were
reduced by $195,000
and
 $563,000
,
 respectiv
ely,
 related to income generated by our cash flow hedges. During the year ended December 31,

2017, we recorded total interest and related expenses of
$
234.9 million, which included interest expense
s
of $831,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2019, we were in a net liability position with each such derivative counterparty and posted collateral of $30.8 million under these derivative contracts. As of December 31, 2018, we were in a net asset position with each such derivative counterparty and did not have any collateral posted under these derivative contracts.
11. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of December 31, 2019, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did no
t have any shares of preferred stock issued and outstanding as of December 31, 2019.
F-3
5

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
The following table details our issuance of class A common stock during the years ended December 31, 2019, 2018, and 2017 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings
	2019 (1)	2018 (2)	2017
Shares issued	10,534,628	14,566,743	12,420,000
Gross share issue price (3)	$35.75	$33.16	$31.90
Net share issue price (4)	$35.38	$32.76	$31.57
Net proceeds (5)	$372,341	$476,420	$391,558

(1)	Issuance includes 1.9 million shares issued under our at-the-market program, with a weighted - average gross share issue price of $34.63.

(2)	Issuance includes 7.7 million shares issued under our at-the-market program, with a weighted - average gross s hare issue price of $33.66.

(3)	Represents the weighted-average gross price per share paid by the underwriters or sales agents, as applicable.

(4)	Represents the weighted-average net proceeds per share after underwriting or sales discounts and commissions.

(5)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs.

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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding (1)	2019	2018	2017
Beginning balance	123,664,577	108,081,077	94,709,290
Issuance of class A common stock (2)	10,535,842	14,568,431	12,421,401
Issuance of restricted class A common stock, net	1,032,082	983,447	922,196
Issuance of deferred stock units	31,227	31,622	28,190

Ending balance	135,263,728	123,664,577	108,081,077

(1)	Includes deferred stock units held by members of our board of directors of 260,066, 228,839, and 197,217 as of December 31, 2019, 2018, and 2017, respectively.

(2)	Includes 1,214, 1,688, and 1,401 shares issued under our dividend reinvestment program during the years ended December 31, 2019, 2018, and 2017, respectively.

F-3
6

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Dividend Reinvestment and Direct Stock Purchase Plan
On
March 25, 2014
, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2019, 2018, and 2017 we issued 1,214 shares, 1,688 shares, and
1,401
 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2019, a total of 9,994,024 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. During the year ended December 31, 2018, we issued and sold 7,666,743 shares of class A common stock under ATM Agreements, generating
net proceeds totaling $254.1 million. We did not sell any shares of our class A common stock under ATM Agreements during the year ended December 31, 2017. As of December 31, 2019, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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
On December 16, 2019, we declared a dividend of $0.62 per share, or $83.7 million in aggregate, that was paid on January 15, 2020, to stockholders of record as of December 31, 2019.
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Dividends declared per share of common stock	$2.48	$2.48	$2.48
Percent taxable as ordinary dividends	100.00%	99.70%	97.20%
Percent taxable as capital gain dividends	—%	0.30%	2.80%

	100.0%	100.0%	100.0%

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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income (1)	$305,567	$285,078	$217,631
Weighted-average shares outstanding, basic and diluted	130,085,398	113,857,238	95,963,616

Per share amount, basic and diluted	$2.35	$2.50	$2.27

(1)	Represents net income attributable to Blackstone Mortgage Trust.

Other Balance Sheet Items
Accumulated Other Comprehensive Loss
As of December 31, 2019, total accumulated other comprehensive loss was $16.2 million, primarily representing $80.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, offset by $64.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2018, total accumulated other comprehensive loss was $34.2 million, primarily representing $104.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, offset by $70.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2019, our Multifamily Joint Venture’s total equity was $147.3 million, of which $125.2 million was owned by us, and $22.1 million was allocated to non-controlling
interests. As of December 31, 2018, our Multifamily Joint Venture’s total equity was $69.9 million, of which $59.4 million was owned by us, and $10.5 million was allocated to non-controlling
interests.
12. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Management and Incentive Fees
Pursuant to our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the Management Agreement. In addition, our
Manager is entitled to an incentive fee in an amount equal to the product of (i)
20
% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous 12-month period over (b) an amount equal to
7.00
% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash items
,
(ii) the net income (loss) related to our legacy portfolio
,
and (iii) incentive management fees.
During the years ended December 31, 2019, 2018, and 2017, we incurred $55.3 million, $47.0 million, and $
38.6
 million, respectively
, of management fees payable to
our Manager
. In addition, during the years ended December 31, 2019, 2018, and 2017, we incurred $23.2 million, $27.9 million, and $
16.2
 million, respectively
, of
 incentive fees payable to our Manager
.
As of December 31, 2019 and 2018 we had accrued management and incentive fees payable to our Manager of $20.2 million and $18.6 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2019	2018	2017
Professional services (1)	$5,163	$4,437	$3,812
Operating and other costs (1)	3,035	2,938	1,903

Subtotal	8,198	7,375	5,715
Non-cash compensation expenses
Restricted class A common stock earned	30,156	27,654	23,593
Director stock-based compensation	500	500	438

Subtotal	30,656	28,154	24,031

Total BXMT expenses	38,854	35,529	29,746
Other expenses	—	—	176

Total general and administrative expenses	$38,854	$35,529	$29,922

(1)	During the years ended December 31, 2019, 2018,
 and 2017, respectiv
ely,
 we recognized an aggregate $
865,000
,

$
427,000
, and $232,000,
respectively, of expenses related to our Multifamily Joint Venture.
 Such amounts are included
in our consolidated general and administrative exp
enses.

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
F-3
9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain

restrictions
with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2019 and 2018, we were in compliance with all REIT requirements.
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
During the year ended December 31, 2019, we recorded a current income tax benefit of $506,000, primarily due to an expected $747,000 tax credit refund. During the years ended December 31, 2018 and 2017, we recorded a current income tax provision of $308,000, and $314,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2019 or 2018.
Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from 35% to 21%. Accordingly, to the extent that the activities of our taxable REIT subsidiaries generate taxable income in future periods, they may be subject to lower U.S. federal income tax rates.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $
2.0
million per annum
by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2019, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2019, tax years

6
 through 2019 remain subject to examination by taxing authorities.
14. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2019, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our
issuance of stock-based instruments.
We had stock-based incentive awards outstanding under
nine
benefit plans as of December 31, 2019. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2019, there were 3,243,346 shares available under our current benefit plans
.
F-
40

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2017	1,484,175	$30.61
Granted	1,001,267	33.93
Vested	(852,715)	30.10
Forfeited	(17,820)	30.44

Balance as of December 31, 2018	1,614,907	$32.94

Granted	1,049,647	34.69
Vested	(948,407)	32.08
Forfeited	(17,565)	31.55

Balance as of December 31, 2019	1,698,582	$34.52

These shares generally vest in installments over a
three-year
period, pursuant to the terms of the respective award agreements and the terms of our current benefit
 plans
. The 1,698,582 shares of restricted class A common stock outstanding as of December 31, 2019 will vest as follows: 887,293 shares will vest in 2020; 573,040 shares will vest in 2021; and 238,249 shares will vest in 2022. As of December 31, 2019, total unrecognized compensation cost relating to un
vested share-based compensation arrangements was $55.8 million based on the grant date fair value of shares granted subsequent to
July 1
,
2018.
The compensation cost of our share-based compensation arrangements for awards granted before
July 1
,
2018
 is based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to
July 1
,
2018.
This cost is expected to be recognized over a weighted
-
average period of 1.2 years from December 31, 2019.
15. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$1,079	$—	$1,079	$—	$9,916	$—	$9,916
Liabilities
Derivatives	$—	$42,263	$—	$42,263	$—	$2,925	$—	$2,925

Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.
F-
4
1

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2019			December 31, 2018
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$150,090	$150,090	$150,090	$105,662	$105,662	$105,662
Loans receivable, net	16,164,801	16,277,343	16,279,904	14,191,200	14,293,970	14,294,836
Debt securities held-to-maturity (1)	86,638	88,958	88,305	96,167	99,000	96,600

Financial liabilities
Secured debt agreements, net	10,054,930	10,083,938	10,083,938	8,974,756	8,996,481	8,996,481
Loan participations sold, net	—	—	—	94,418	94,528	94,528
Securitized debt obligations, net	1,187,084	1,189,642	1,189,368	1,285,471	1,292,120	1,283,086
Secured term loan, net	736,142	746,878	750,769	—	—	—
Convertible notes, net	613,071	622,500	665,900	609,911	622,500	605,348

(1)	Included in other assets on our consolidated balance sheets.
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
The following table details the assets and liabilities of our consolidated CLO and 2017 Single Asset Securitization VIEs ($ in thousands):

	December 31, 2019	December 31, 2018
Assets:
Loans receivable, net	$1,349,903	$1,500,000
Other assets	51,788	5,440

Total assets	$1,401,691	$1,505,440

Liabilities:
Securitized debt obligations, net	$1,187,084	$1,285,471
Other liabilities	1,648	2,155

Total liabilities	$1,188,732	$1,287,626

F-4
2

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of

$
86.6

million as of December 31, 2019. Refer to Note 17 for further details of this transaction.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated
VIEs.
17. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on
December 19, 2020
, and will be automatically renewed for a
one-year
term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2019 and 2018, our consolidated balance sheet included $20.2 million and $18.6 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2019, 2018, and 2017, we paid aggregate
management and incentive fees of $76.9 million, $70.5 million and $53.4 million, respectively, to our Manager. In addition, during the years ended December 31, 2019, 2018, and 2017, we reimbursed our Manager for expenses incurred on our behalf of $
1.1
million, $836,000, and $621,000, respectively.
As of December 31, 2019, our Manager held 1,017,141 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $34.6 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2019, 2018, and 2017, we recorded non-cash
expenses related to shares held by our Manager of $15.1 million, $13.5 million, and $11.7 million, respectively. Refer to Note 14 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLO. This affiliate did not earn any special servicing fees related to the CLO during the years ended December 31, 2019, 2018 or 2017.
During the years ended December 31, 2019, 2018, and 2017, we originated four loans, nine loans, and six loans respectively, whereby each respective borrower engaged an affiliate of our Manager to act as title insurance agent in connection with each transaction. We did not incur any expenses or receive any revenues as a result of these transactions.
During the years ended December 31, 2019, 2018, and 2017, we incurred expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager of $440,000, $450,000, and $411,000, respectively.
F-4
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
In the fourth quarter of 2019, we acquired
€
193.6 million of a total
€
388.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms
.
In the second and fourth quarter of 2019, certain Blackstone-advised investment vehicles acquired an aggregate $60.0 million participation, or 8%, of the total Secured Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Advisory Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transactions and received aggregate fees of $750,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
In the third and fourth quarter of 2019, we acquired an aggregate
€
250.0 million of a total
€
1.6 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by third parties without our involvement and our 16% interest in the senior loan was made on such market terms.
In the third quarter of 2019, we originated $214.3 million of a total $437.4 million senior loan to an unaffiliated third-party,
which was part of a total financing that included a mezzanine loan originated by a
Blackstone-advised
investment vehicle. We will forgo all
non-economic
rights under our loan, including voting rights, so long as any
Blackstone-advised
investment vehicle controls the mezzanine loan. The senior loan terms, with respect to the mezzanine lender, were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms.
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
In the first quarter of 2019, we originated £240.1 million of a total £490.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the

loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third party without our involvement and our
49
% interest in the senior loan was made on such market terms.
In the fourth quarter of 2018, we originated £
148.7
 million of a total £
303.5
 million senior loan to a borrower that is partially owned by Blackstone-advised investment vehicles. We will forgo all non-economic
rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles control the borrower. The senior loan terms were negotiated by a third-party without our involvement and our
49
% interest in the senior loan was made on such market terms.
In the third quarter of 2018, in a fully subscribed offering totaling $1.0 billion, certain Blackstone-advised investment vehicles purchased, in the aggregate, $116.1 million of securitized debt obligations issued by the

2018 Single Asset Securitization. In the second quarter of 2017, in a fully subscribed offering totaling $
474.6
 million, certain Blackstone-advised investment vehicles purchased, in the aggregate, $
72.9
 million of securitized debt obligations issued by the 2017 Single Asset Securitization. These investments by the Blackstone-advised investment vehicles represented minority participations in any individual tranche and were purchased by

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
the Blackstone-advised investment vehicles from third-party investment banks on market terms negotiated by the majority third-party investors.
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
18. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of December 31, 2019, we had unfunded commitments of $3.9 billion related to 93 loans receivable, which amounts will generally be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2019 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Principal repayments under secured debt agreements (1)	$10,083,938	$142,648	$2,878,421	$6,770,155	$292,714
Principal repayments of secured term loans (2)	746,878	7,488	14,975	14,975	709,440
Principal repayments of convertible notes (3)	622,500	—	402,500	220,000	—

Total (4)	$11,453,316	$150,136	$3,295,896	$7,005,130	$1,002,154

(1)
The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)
The Secured Term Loan is partially amortizing, with an amount equal to 1.0
% per annum of the principal balance due in quarterly installments. Refer to Note 8 for further details on our secured term loan.

(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 9 for further details on our Convertible Notes.

(4)	Does not include $688.5 million of non-consolidated senior interests and $1.2 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of December 31, 2019, of the eight members of our board of directors, our five
independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.
Litigation
From time to time, we may be involved in various claims and legal

a
ctions arising in the ordinary course of business. As of December 31, 2019, we were not involved in any material legal proceedings.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
19. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019 and 2018 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2019
Income from loans and other investments, net	$106,071	$106,478	$101,916	$109,711
Net income	$76,867	$75,551	$75,394	$79,581
Net income attributable to
Blackstone Mortgage Trust, Inc.	$76,565	$75,174	$74,897	$78,931
Net income per share of class A common stock:
Basic and diluted	$0.62	$0.59	$0.56	$0.59
2018
Income from loans and other investments, net	$85,436	$103,746	$105,152	$102,150
Net income	$61,116	$72,507	$78,293	$73,896
Net income attributable to
Blackstone Mortgage Trust, Inc.	$60,958	$72,312	$78,165	$73,643
Net income per share of class A common stock:
Basic and diluted	$0.56	$0.66	$0.67	$0.61

Quarterly basic and diluted earnings per share are computed based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2019
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates (2)	Maximum Maturity Date (3)	Periodic Payment Terms (4)	Prior Liens (5)	Face Amount of Loans	Carrying Amount of Loans (6)
Senior Mortgage Loans (1)

Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / Ireland	L+2.50%	2024	I/O	$—	$1,330,647	$1,318,196
Borrower B	Mixed-Use / Spain	L+3.15%	2023	P/I	—	1,008,605	1,004,542
Borrower C	Office / Southeast	L+3.40%	2023	I/O	—	711,738	710,260
Borrower D	Office / Northeast	L+2.30%	2024	I/O	—	586,341	585,086
Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans	Office / Diversified	L+2.40% – 8.50%	2020 – 2026	I/O & P/I	—	7,024,891	6,970,837
		Fixed 4.46%
Senior mortgage loans	Hotel / Diversified	L+2.75% – 3.75%	2020 – 2025	I/O	—	2,034,662	2,021,629
Senior mortgage loans	Multifamily / Diversified	L+2.60% – 5.00%	2020 – 2025	I/O & P/I	—	1,252,517	1,248,641
Senior mortgage loans	Mixed-Use / Diversified	L+2.75% – 4.10%	2021 – 2024	I/O	—	784,219	775,922
Senior mortgage loans	Industrial / Diversified	L+2.60% – 3.85%	2022 – 2025	I/O	—	676,938	671,844
Senior mortgage loans	Other / Diversified	L+3.10% – 5.00%	2020 – 2026	I/O & P/I	—	701,173	696,779
		Fixed 5.15%

					—	12,474,400	12,385,652

Total senior mortgage loans					$—	$16,111,731	$16,003,736

S-1
continued…

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2019
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates (2)	Maximum Maturity Date (3)	Periodic Payment Terms (4)	Prior Liens (5)	Face Amount of Loans	Carrying Amount of Loans (6)
Subordinate Loans (7)

Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	L+3.12% – 5.28%	2022 – 2025	I/O & P/I	688,521	165,612	161,065
		Fixed 5.74%

Total subordinate loans					688,521	165,612	161,065

Total loans					$688,521	$16,277,343	$16,164,801

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.

(2)	The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan.

(3)	Maximum maturity date assumes all extension options are exercised.

(4)	I/O = interest only, P/I = principal and interest.

(5)	Represents only third party liens.

(6)	The tax basis of the loans included above is $ 16.2 billion as of December 31, 2019.

(7)	Includes subordinate interests in mortgages and mezzanine loans.

S-2

Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2019
(in thousands)
1.	Reconciliation of Mortgage Loans on Real Estate:

The following table reconciles mortgage loans on real estate for the years ended:

	2019	2018	2017
Balance at January 1,	$14,191,200	$10,056,732	$8,692,978
Additions during period:
Loan fundings	6,890,249	7,890,051	4,072,786
Amortization of fees and other items	57,415	46,864	38,373
Deductions during period:
Loan repayments and sales proceeds	(4,974,881)	(3,035,383)	(2,828,610)
Loan contributed to securitization	—	(512,002)	—
Unrealized gain (loss) on foreign currency translation	67,376	(150,654)	136,646
Deferred fees and other items	(66,558)	(104,408)	(55,441)
Loans sold	—	—	—

Balance at December 31,	$16,164,801	$14,191,200	$10,056,732

S-3