Form 10-Q
period 2020-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2020-04-28
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
of the Exchange Act).    Yes
☐
    No
☒
The number of the registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of April 21, 2020 was 135,355,966.

PART I. FINANCIAL INFORMATION
ITEM	1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$355,018	$150,090
Loans receivable	16,363,608	16,164,801
Current expected credit loss reserve	(112,694)	—
Loans receivable, net	16,250,914	16,164,801
Other assets	152,157	236,980
Total Assets	$16,758,089	$16,551,871

Liabilities and Equity
Secured debt agreements, net	$9,335,709	$10,054,930
Securitized debt obligations, net	2,239,640	1,187,084
Secured term loan, net	734,695	736,142
Convertible notes, net	613,882	613,071
Other liabilities	159,736	175,963

Total Liabilities	13,083,662	12,767,190

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 200,000,000 shares authorized, 135,355,320 and 135,003,662 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	1,354	1,350
Additional paid-in capital	4,378,851	4,370,014
Accumulated other comprehensive income (loss)	18,248	(16,233)
Accumulated deficit	(747,533)	(592,548)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,650,920	3,762,583
Non-controlling interests	23,507	22,098

Total Equity	3,674,427	3,784,681

Total Liabilities and Equity	$16,758,089	$16,551,871

Note: The consolidated balance sheets as of March 31, 2020 and December 31, 2019 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of March 31, 2020 and December 31, 2019, assets of the consolidated VIEs totaled $2.7 billion and $1.4 billion, respectively, and liabilities of the consolidated VIEs totaled $2.2 billion and $1.2 billion, respectively. Refer to Note 15 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Income from loans and other investmen t s
Interest and related income	$204,875	$224,759
Less: Interest and related expenses	104,239	118,688

Income from loans and other investments, net	100,636	106,071
Other expenses
Management and incentive fees	19,277	19,790
General and administrative expenses	11,791	9,313

Total other expenses	31,068	29,103
Increase in current expected credit loss reserve	(122,702)	—

(Loss) income before income taxes	(53,134)	76,968

Income tax provision	149	101

Net (loss) income	(53,283)	76,867

Net income attributable to non-controlling interests	(67)	(302)

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(53,350)	$76,565

Net (loss) income per share of common stock basic and diluted	$(0.39)	$0.62

Weighted-average shares of common stock outstanding, basic and diluted	135,619,264	124,333,048

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net (loss) income	$(53,283)	$76,867
Other comprehensive income
Unrealized (loss) gain on foreign currency translation	(69,510)	5,414
Realized and unrealized gain (loss) on derivative financial instruments	103,991	(1,948)

Other comprehensive income	34,481	3,466

Comprehensive (loss) income	(18,802)	80,333
Comprehensive income attributable to non-controlling interests	(67)	(302)

Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(18,869)	$80,031

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607
Shares of class A common stock issued, net	23	65,358	—	—	65,381	—	65,381
Restricted class A common stock earned	—	7,639	—	—	7,639	—	7,639
Dividends reinvested	—	143	—	(132)	11	—	11
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	3,466	—	3,466	—	3,466
Net income	—	—	—	76,565	76,565	302	76,867
Dividends declared on common stock, $0.62 per share	—	—	—	(77,913)	(77,913)	—	(77,913)
Contributions from non-controlling interests	—	—	—	—	—	1,470	1,470
Distributions to non-controlling interests	—	—	—	—	—	(64)	(64)

Balance at March 31, 2019	$1,257	$4,039,805	$(30,756)	$(570,908)	$3,439,398	$12,191	$3,451,589

Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13, see Note 2	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	4	—	—	—	4	—	4
Restricted class A common stock earned	—	8,550	—	—	8,550	—	8,550
Dividends reinvested	—	162	—	(150)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	34,481	—	34,481	—	34,481
Net (loss) income	—	—	—	(53,350)	(53,350)	67	(53,283)
Dividends declared on common stock, $0.62 per share	—	—	—	(83,920)	(83,920)	—	(83,920)
Contributions from non-controlling interests	—	—	—	—	—	8,108	8,108
Distributions to non-controlling interests	—	—	—	—	—	(6,681)	(6,681)

Balance at March 31, 2020	$1,354	$4,378,851	$18,248	$(747,533)	$3,650,920	$23,507	$3,674,427

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(53,283)	$76,867
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	8,678	7,768
Amortization of deferred fees on loans and debt securities	(14,399)	(13,356)
Amortization of deferred financing costs and premiums/ discount on debt obligations	9,704	7,265
Increase in current expected credit loss reserve	122,702	—
Changes in assets and liabilities, net
Other assets	(7,432)	(4,780)
Other liabilities	2,647	3,808

Net cash provided by operating activities	68,617	77,572

Cash flows from investing activities
Origination and fundings of loans receivable	(971,322)	(799,326)
Principal collections and sales proceeds from loans receivable and debt securities	620,994	463,483
Origination and exit fees received on loans receivable	8,610	5,501
Receipts under derivative financial instruments	85,432	2,956
Payments under derivative financial instruments	(23,780)	(970)
Collateral deposited under derivative agreements	(102,140)	(9,090)
Return of collateral deposited under derivative agreements	132,940	4,000

Net cash used in investing activities	(249,266)	(333,446)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities
Borrowings under secured debt agreements	$986,342	$721,571
Repayments under secured debt agreements	(1,555,997)	(483,748)
Proceeds from issuance of collateralized loan obligations	1,243,125	—
Repayment of collateralized loan obligations	(179,759)	—
Proceeds from sale of loan participations	—	12,802
Repayments of secured term loan	(1,872)	—
Payment of deferred financing costs	(20,487)	(11,200)
Contributions from non-controlling interests	8,108	1,470
Distributions to non-controlling interests	(6,681)	(64)
Net proceeds from issuance of class A common stock	—	65,377
Dividends paid on class A common stock	(83,702)	(76,530)

Net cash provided by financing activities	389,077	229,678

Net increase (decrease) in cash, cash equivalents, and restricted cash	208,428	(26,196)
Cash and cash equivalents at beginning of p eriod	150,090	105,662
Effects of currency translation on cash and cash equivalents	(3,500)	(29)

Cash and cash equivalents at end of per iod	$355,018	$79,437

Supplemental disclosure of cash flows information
Payments of interest	$(91,341)	$(107,971)

Payments of income taxes	$(122)	$(74)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(83,920)	$(77,913)

Loan principal payments held by servicer, net	$656	$37,285

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including our credit facilities, issuing CLOs or single-asset securitizations, and syndications of senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed.
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
10-Q
and Rule
10-01
of Regulation
S-X.
The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission, or the SEC.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or
COVID-19,
which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
COVID-19.
The global impact of the outbreak has been rapidly evolving, and as cases of
COVID-19
have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading and operations of non-essential
offices and retail centers. Such actions are creating disruption in global supply chains, and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2020, however uncertainty over the ultimate impact
COVID-19
will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2020 inherently less certain than they would be absent the current and potential impacts of
COVID-19.
Actual results may ultimately differ from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2020 and December 31, 2019, we had no restricted cash on our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $459.1 million and $450.8 million as of March 31, 2020 and December 31, 2019, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under
Accounting Standard Update, or ASU
,

2016-13
“Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic
326)
,” or ASU
2016-13,
reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. The initial CECL reserve recorded on January
1
,
2020
is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. While ASU
2016-13
does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU
2016-13
requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which loans share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 29, 2020. Within

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other Liabilities on our consolidated balance sheets. This CECL reserve is estimated using the same process outlined above for our outstanding loan balances, and changes in this component of the CECL reserve will similarly impact our consolidated net income. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.
The CECL reserve is measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. We have identified the following pools and measure the reserve for credit losses using the following methods:

•	U . S . Loans : WARM method that incorporates a subset of historical loss data, expected weighted-average remaining maturity of our loan pool, and an economic view.

•	Non-U . S . Loans : WARM method that incorporates a subset of historical loss data, expected weighted average remaining maturity of our loan pool, and an economic view.

•	Unique Loans : a probability of default and loss given default model, assessed on an individual basis.

•	Impaired Loans : incurred loss model assessed on an individual basis, as further described above. These loans do not incur CECL reserves.

We adopted ASU
2016-13
using the modified-retrospective method for all financial assets measured at amortized cost. Prior to our adoption, we had no loan loss provisions on our consolidated balance sheets. We recorded a cumulative-effective adjustment to the opening retained earnings in our consolidated statement of equity as of January 1, 2020
. The following table details the impact of this adoption ($ in thousands):

Impact of ASU 2016-13 Adoption
Assets:
Loans
U . S . Loans	$8,955
Non-U . S . Loans	3,631
Unique Loans	1,356

CECL reserve on loans	$13,942

CECL reserve on held-to-maturity debt securities	445
Liabilities:
CECL reserve on unfunded loan commitments	3,263

Total impact of ASU 2016-13 adoption on retained earnings	$17,650

Contractual Term and Unfunded Loan Commitments
Expected credit losses are estimated over the contractual term of each loan, adjusted for expected prepayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purpose
s
of computing our CECL reserve.
Additionally, the expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. The CECL reserve for unfunded loan commitments is adjusted quarterly, as we consider the expected timing of future funding obligations over the estimated life of the loan. The considerations in estimating our CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loan receivables.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Credit Quality Indicator
Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. Our Manager performs a quarterly risk review of our portfolio of loans, and assigns each loan a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a
5-point
scale, our loans are rated “l” through “5,” from less risk to greater risk, relative to our loan portfolio in the aggregate, which ratings are defined as follows:

1 -	Very Low Risk

2 -	Low Risk

3 -	Medium Risk

4 -	High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.

5 -	Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2020.
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
(Unaudited)

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
ASU
2016-13
significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaced the incurred loss model under previous guidance with a CECL model for instruments measured at amortized cost, and requires entities to record reserves for available-for-sale
debt securities rather than reduce the carrying amount, as they did previously under the other-than-temporary impairment model. It also simplified the accounting model for purchased credit-impaired debt securities and loans. We adopted ASU
2016-13
on January 1, 2020, and recorded a $17.7 million cumulative-effect adjustment to retained earnings.
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU
2020-04.
ASU
2020-04
provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU
2020-04
generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. The guidance in ASU
2020-04
is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU
2020-04
is elected, the guidance must be applied prospectively for all eligible contract modifications. In the first quarter of 2020, we have elected to apply the hedge accounting expedients, related to probability and the assessments of effectiveness, for future IBOR-indexed cash flows, to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with our past presentation. We continue to evaluate the impact of ASU
2020-04
and may apply other elections, as applicable, as the expected market transition from IBORs to alternative reference rates continues to develop.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2020	December 31, 2019
Number of loans	132	128
Principal balance	$16,468,767	$16,277,343
Net book value	$16,250,914	$16,164,801
Unfunded loan commitments (1)	$3,905,323	$3,911,868
Weighted-average cash coupon (2)	L + 3.16%	L + 3.20%
Weighted-average all-in yield (2)	L + 3.51%	L + 3.55%
Weighted-average maximum maturity (years) (3)	3.7	3.8

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of March 31, 2020, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and $11.1 billion of such loans earned interest based on floors that are above the applicable index. The other 1% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of March 31, 2020 and December 31, 2019, respectively, for purposes of the weighted-averages. As of December 31, 2019, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $6.1 billion of such loans earned interest based on floors that are above the applicable index. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2020, 57% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 43% were open to repayment by the borrower without penalty. As of December 31, 2019, 61% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty.

1
7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Loans Receivable, as of December 31, 2019	$16,277,343	$(112,542)	$16,164,801
Loan fundings	971,322	—	971,322
Loan repayments	(567,352)	—	(567,352)
Unrealized (loss) gain on foreign currency translation	(212,546)	1,728	(210,818)
Deferred fees and other items	—	(8,610)	(8,610)
Amortization of fees and other items	—	14,265	14,265

Loans Receivable, as of March 31, 2020	$16,468,767	$(105,159)	$16,363,608

CECL reserve			(112,694)

Loans Receivable, net, as of March 31, 2020			$16,250,914

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

1
8

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2020
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	60	$9,481,796	$9,814,730	57%
Hospitality	14	2,194,116	2,271,536	13
Multifamily	39	1,957,101	2,010,565	12
Industrial	7	826,694	832,082	5
Retail	4	520,279	529,997	3
Self-Storage	2	285,471	285,788	2
Condominium	2	228,912	230,466	1
Other	4	869,239	1,185,871	7

Total loans receivable	132	$16,363,608	$17,161,035	100%

CECL reserve		(112,694)

Loans receivable, net		$16,250,914

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	27	$4,222,778	$4,249,684	25%
West	28	2,853,616	3,188,319	19
Southeast	26	2,481,003	2,493,980	15
Midwest	9	1,014,714	1,019,402	6
Southwest	12	648,949	651,714	4
Northwest	3	53,124	53,187	—

Subtotal	105	11,274,184	11,656,286	69
International
United Kingdom	13	1,631,711	1,971,765	11
Ireland	1	1,298,062	1,309,049	8
Spain	2	1,182,830	1,188,897	7
Australia	3	319,160	320,514	2
Germany	1	195,109	247,447	1
Italy	1	178,606	180,582	1
Netherlands	1	94,791	95,965	1
Belgium	1	85,551	85,786	—
Canada	3	72,103	72,313	—
France	1	31,501	32,431	—

Subtotal	27	5,089,424	5,504,749	31

Total loans receivable	132	$16,363,608	$17,161,035	100%

CECL reserve		(112,694)

Loans receivable, net		$16,250,914

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $692.3 million of such non-consolidated
senior interests as of March 31, 2020.

(2)	Excludes investment exposure to the $880.7 million 2018 Single Asset Securitization. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.
1
9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

December 31, 2019
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	63	$9,946,055	$10,266,567	61%
Hospitality	14	2,199,220	2,281,718	13
Multifamily	36	1,596,333	1,642,664	10
Industrial	5	603,917	607,423	4
Retail	3	373,045	381,040	2
Self-Storage	2	291,994	292,496	2
Condominium	1	232,778	234,260	1
Other	4	921,459	1,259,696	7

	128	$16,164,801	$16,965,864	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	25	$3,789,477	$3,815,580	22%
West	30	3,143,323	3,451,914	20
Southeast	23	2,321,444	2,334,852	14
Midwest	10	1,174,581	1,180,240	7
Southwest	11	464,989	467,532	3
Northwest	3	52,891	52,989	—

Subtotal	102	10,946,705	11,303,107	66
International
United Kingdom	13	1,738,536	2,102,501	12
Ireland	1	1,318,196	1,330,647	8
Spain	2	1,231,061	1,237,809	7
Australia	3	360,047	361,763	2
Germany	1	195,081	251,020	1
Italy	1	178,740	180,897	1
Belgium	1	86,807	87,201	1
Canada	3	77,656	77,953	1
France	1	31,972	32,966	1

Subtotal	26	5,218,096	5,662,757	34

Total	128	$16,164,801	$16,965,864	100%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	5	$353,112	$354,879	6	$376,379	$378,427
2	26	3,095,443	3,115,300	30	3,481,123	3,504,972
3	85	9,659,154	10,416,291	89	12,137,963	12,912,722
4	16	3,255,899	3,274,565	3	169,336	169,743
5	—	—	—	—	—	—

Total loans receivable	132	$16,363,608	$17,161,035	128	$16,164,801	$16,965,864

CECL reserve		(112,694)			—

Loans receivable, net		$16,250,914			$16,164,801

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $692.3 million and $688.5 million of such non-consolidated
senior interests as of March 31, 2020 and December 31, 2019, respectively.

(2)
Excludes investment exposure to the 2018 Single Asset Securitization of
$880.7 million and $930.0
million as of March 31, 2020 and December 31, 2019, respectively. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of March 31, 2020 and December 31, 2019, respectively.
 The increase
in the risk rating was primarily the result of $
3.1
 billion aggregate principal amount of loans that were downgraded to a risk rating of “4” to reflect the higher risk in loans collateralized by hospitality and select other asset classes that are particularly negatively impacted by the

COVID-19

pandemic.
During the three months ended March 31, 2020, we entered into a loan modification, which is classified as a troubled debt restructuring under GAAP, for one of our loans with a net book value of
$52.8

million. This modification includes, among other changes, an additional borrower contribution of capital, a reduction in loan spread, and an extension of the maturity date to November 9, 2020. As of March 31, 2020, we had no commitments to lend additional funds to the borrower, the borrower was current with all terms of the loan, and we expect to collect all contractual amounts due thereunder.
We did not have any impaired loans, nonaccrual loans, or loans in maturity default as of March 31, 2020 or December 31, 2019.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve.
The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended March 31, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2019	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	13,942
Increase in CECL reserve	55,906	18,194	24,652	98,752

CECL reserve as of March 31, 2020	$64,861	$21,825	$26,008	$112,694

Our initial CECL reserve against our loans receivable portfolio of $13.9 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2020, we recorded a $98.8 million increase in expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $112.7 million as of March 31, 2020. This CECL reserve reflects the macroeconomic impact of the

COVID-19

pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
 COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above.

The following table presents the net book value of our loan portfolio as of March 31, 2020 by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)(2)
	As of March 31, 2020
	2020	2019	2018	2017	2016	Prior	Total
U.S. loans
1	$—	$195,684	$—	$43,964	$24,001	$—	$263,649
2	—	93,895	1,879,598	732,338	79,668	224,393	3,009,892
3	591,842	2,352,919	1,668,359	1,224,994	227,892	228,405	6,294,411
4	65,806	174,541	1,311,942	63,173	110,089	52,784	1,778,335
5	—	—	—	—	—	—	—

Total U.S. loans	$657,648	$2,817,039	$4,859,899	$2,064,469	$441,650	$505,582	$11,346,287

Non-U.S. loans
1	$—	$—	$89,463	$—	$—	$—	$89,463
2	—	—	—	85,551	—	—	85,551
3	94,791	2,386,534	403,821	—	104,431	—	2,989,577
4	—	224,225	—	—	—	—	224,225
5	—	—	—	—	—	—	—

Total Non-U.S. loans	$94,791	$2,610,759	$493,284	$85,551	$104,431	$—	$3,388,816

Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	291,681	—	—	83,485	375,166
4	—	294,734	958,605	—	—	—	1,253,339
5	—	—	—	—	—	—	—

Total unique loans	$—	$294,734	$1,250,286	$—	$—	$83,485	$1,628,505

Total loans receivable
1	$—	$195,684	$89,463	$43,964	$24,001	$—	$353,112
2	—	93,895	1,879,598	817,889	79,668	224,393	3,095,443
3	686,633	4,739,453	2,363,861	1,224,994	332,323	311,890	9,659,154
4	65,806	693,500	2,270,547	63,173	110,089	52,784	3,255,899
5	—	—	—	—	—	—	—

Total loans receivable	$752,439	$5,722,532	$6,603,469	$2,150,020	$546,081	$589,067	$16,363,608

CECL reserve							(112,694)

Loans receivable, net							$16,250,914

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)
Excludes the $76.9 million net book value of our
held-to-maturity
debt securities which represents our subordinated risk retention position related to the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2020 and December 31, 2019, our Multifamily Joint Venture held $731.4 million and $670.5 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2020	December 31, 2019
Debt securities held-to-maturity (1)	$82,058	$86,638
CECL reserve	(5,122)	—

Debt securities held-to-maturity, net	76,936	86,638
Accrued interest receivable	72,578	66,649
Loan portfolio payments held by servicer (2)	656	49,584
Prepaid expenses	616	739
Prepaid taxes	376	376
Derivative assets	1	1,079
Collateral deposited under derivative agreements	—	30,800
Other	994	1,115

Total	$152,157	$236,980

(1)
Represents the subordinate risk retention interest in the 2018 Single Asset Securitization, which held aggregate loan assets of $880.7 million and $930.0 million as of March 31, 2020 and December 31, 2019, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 15 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the three months ended March 31, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Total
Debt Securities Held-To-Maturity
CECL reserve as of December 31, 2019	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	445	—	—	445
Increase in CECL reserve	4,677	—	—	4,677

CECL reserve as of March 31, 2020	$5,122	$—	$—	$5,122

2
4

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Our initial CECL reserve against our debt securities
held-to-maturity
of $445,000 recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2020, we recorded a $4.7 million increase in expected credit loss reserve against our debt securities held-to-maturity,
bringing our total CECL reserve to $5.1 million as of March 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2020	December 31, 2019
Accrued dividends payable	$83,920	$83,702
Accrued interest payable	27,549	24,831
Current expected credit loss reserve for unfunded loan commitments (1)	22,536	—
Accrued management and incentive fees payable	19,277	20,159
Accounts payable and other liabilities	6,453	5,008
Derivative liabilities	1	42,263

Total	$159,736	$175,963

(1)	Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2020, we had unfunded commitments of $3.9 billion related to 94 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 17 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three months ended March 31, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2019	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	3,263
Increase in CECL reserve	16,992	2,219	62	19,273

CECL reserve as of March 31, 2020	$19,793	$2,672	$71	$22,536

Our initial CECL reserve against our unfunded loan commitments of $3.3 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2020, we recorded a $19.3 million increase in expected credit loss reserve against our unfunded loan commitments, bringing our total CECL reserve to $22.5 million as of March 31, 2020. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of COVID-19.
2
5

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. SECURED DEBT AGREEMENTS, NET
During the three months ended March 31, 2020, we increased the size of one of our credit facilities and added a multi-currency facility with one of our existing lenders, providing an aggregate additional $650.0 million of credit capacity.
Our secured debt agreements include secured credit facilities, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2020	December 31, 2019
Secured credit facilities	$9,019,652	$9,753,059
Asset-specific financings	347,618	330,879
Revolving credit agreement	—	—

Total secured debt agreements	$9,367,270	$10,083,938

Deferred financing costs (1)	(31,561)	(29,008)

Net book value of secured debt	$9,335,709	$10,054,930

(1)
Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

2
6

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Secured Credit Facilities
The following table details our secured credit facilities as of March 31, 2020 ($ in thousands):

	March 31, 2020
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$1,958,510	$1,870,556	$87,954	$2,494,270
Barclays	1,618,795	1,529,553	89,242	2,023,495
Wells Fargo	1,492,906	1,464,938	27,968	1,928,798
Citibank	919,790	875,416	44,374	1,178,568
Goldman Sachs	555,612	555,612	—	727,728
Bank of America	538,473	443,473	95,000	749,127
Morgan Stanley	493,208	438,202	55,006	670,544
MetLife	434,131	434,131	—	545,573
JP Morgan	401,865	357,639	44,226	509,766
US Bank - Multi. JV (3)	281,872	279,552	2,320	352,340
Goldman Sachs - Multi. JV (3)	240,263	240,263	—	306,367
Société Générale	236,698	236,698	—	300,386
Santander	235,447	235,447	—	298,865
Bank of America - Multi. JV (3)	58,172	58,172	—	72,715

	$9,465,742	$9,019,652	$446,090	$12,158,542

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
The weighted-average outstanding balance of our secured credit facilities was $9.3 billion for the three months ended March 31, 2020. As of March 31, 2020, we had aggregate borrowings of $9.0 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.60% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.81% per annum, and a weighted-average advance rate of 79.0%. As of March 31, 2020, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.5 years.
2
7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following table details our secured credit facilities as of December 31, 2019 ($ in thousands):

	December 31, 2019
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
The weighted-average outstanding balance of our secured credit facilities was $9.4 billion for the three months ended December 31, 2019. As of December 31, 2019, we had aggregate borrowings of $9.8 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.60% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.79% per annum, and a weighted-average advance rate of 79.4%. As of December 31, 2019, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.6 years.
Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.
2
8

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following tables outline the key terms of our credit facilities as of March 31, 2020:

Lender	Currency	Guarantee (1)	Margin Call (2)	Term/Maturity
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 1, 2022
Goldman Sachs - Multi. JV (3)	$	25%	Collateral marks only	July 12, 2022 (6)
Bank of America - Multi. JV (3)	$	43%	Collateral marks only	July 19, 2023 (7)
JP Morgan	$ / £	42%	Collateral marks only	January 7, 2024 (8)
Bank of America	$	50%	Collateral marks only	May 21, 2024 (9)
Barclays	$ / £ / €	25%	Collateral marks only	June 18, 2024 (10)
Goldman Sachs	$ / £ / €	25%	Collateral marks only	October 22, 2024 (11)
MetLife	$	61%	Collateral marks only	September 23, 2025 (12)
Deutsche Bank	$ / €	62% (4)	Collateral marks only	Term matched (13)
Citibank	$ / £ / € / A$ / C$	25%	Collateral marks only	Term matched (13)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched (13)
Santander	€	50%	Collateral marks only	Term matched (13)
Wells Fargo	$ / C$	25% (5)	Collateral marks only	Term matched (13)
US Bank - Multi. JV (3)	$	25%	Collateral marks only	Term matched (13)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Specific borrowings outstanding of $914.2 million are 100% guaranteed. The remainder of the credit facility borrowings are 25% guaranteed.
(5)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $146.2 million related to $194.9 million of specific borrowings outstanding.
(6)	Includes a one-year extension option which may be exercised at our sole discretion.
(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)	Includes t wo one-year extension options which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)	Includes four one-year extension options which may be exercised at our sole discretion.
(11)	Includes three one-year extension options which may be exercised at our sole discretion.
(12)	Includes five one-year extension options which may be exercised at our sole discretion.
(13)
These secured credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Currency	Potential Borrowings (1)		Outstanding Borrowings		Floating Rate Index (2)	Spread	Advance Rate (3)
$		$5,736,519		$5,322,859	USD LIBOR	L + 1.60%	78.8%
€		€2,204,821		€2,175,406	EURIBOR	E + 1.41%	80.0%
£		£874,118		£874,118	GBP LIBOR	L + 1.98%	77.9%
A$	A$	255,270	A$	255,270	BBSY	BBSY + 1.90%	78.0%
C$	C$	77,264	C$	77,259	CDOR	CDOR + 1.80%	78.3%

		$9,465,742		$9,019,652		INDEX + 1.60%	79.0%

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
2
9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Asset-Specific Financings
The following tables detail our asset-specific financings ($ in thousands):

	March 31, 2020
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$445,917	$434,409	L+4.90%	n/a	Mar. 2023
Financing provided	4	$347,618	$340,407	L+3.42%	$95,721	Mar. 2023

	December 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$429,983	$417,820	L+4.90%	n/a	Mar. 2023
Financing provided	4	$330,879	$323,504	L+3.42%	$97,930	Mar. 2023
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

(2)	Other than amounts guaranteed on an asset by asset basis, borrowings under our asset-specific financings are non-recourse to us.
(3)
The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings is term-matched to the corresponding collateral loans.

The weighted-average outstanding balance of our asset-specific financings was $342.1 million for the three months ended March 31, 2020 and $293.9 million for the three months ended December 31, 2019.
Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2023.
During the three months ended March 31, 2020,
we had no
borrowings under the revolving credit agreement and we recorded interest expense of $496,000, including $274,000 of amortization of deferred fees and expenses.
During the three months ended December 31, 2019,
we had no
borrowings under the revolving credit agreement and we recorded interest expense of $490,000, including $266,000 of amortization of deferred fees and expenses.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $2.8 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2020; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2020 and December 31, 2019, we were in compliance with these covenants. Refer to Note 7 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
6. SECURITIZED DEBT OBLIGATIONS, NET
In the first quarter of 2020 and the fourth quarter of 2017, we financed certain pools of our loans through collateralized loan obligations, which we refer to as the 2020 CLO and 2017 CLO, respectively, or collectively, the CLOs. We have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The 2020 CLO, 2017 CLO, and the 2017 Single Asset Securitization have issued securitized debt obligations that are non-recourse
to us. The CLOs and the 2017 Single Asset Securitization are consolidated in our financial statements. Refer to Note 15 for further discussion of our CLOs and 2017 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following tables detail our securitized debt obligations ($ in thousands):

	March 31, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 Collateralized Loan Obligation
Collateral assets	34	$1,500,000	$1,500,000	L+3.22%	December 2023
Financing provided	1	1,243,125	1,231,186	L+1.47%	February 2038
2017 Collateralized Loan Obligation
Collateral assets	16	717,763	717,763	L+3.35%	January 2023
Financing provided	1	535,263	533,857	L+1.82%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	716,884	716,240	L+3.60%	June 2023
Financing provided	1	474,620	474,597	L+1.63%	June 2033
Total
Collateral assets	51	$2,934,647	$2,934,003	L+3.36%

Financing provided (4)	3	$2,253,008	$2,239,640	L+1.59%

	December 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2017 Collateralized Loan Obligation
Collateral assets	18	$897,522	$897,522	L+3.43%	September 2022
Financing provided	1	715,022	712,517	L+1.98%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	711,738	710,260	L+3.60%	June 2023
Financing provided	1	474,620	474,567	L+1.64%	June 2033
Total
Collateral assets	19	$1,609,260	$1,607,782	L+3.51%

Financing provided (4)	2	$1,189,642	$1,187,084	L+1.84%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2020 and 2019, we recorded $12.0 million and $13.5 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
7. SECURED TERM LOAN, NET
As of March 31, 2020, the following senior secured term loan facility, or Secured Term Loan, was outstanding ($ in thousands):

Term Loan Issuance	Face Value	Net Book Value (1)	Interest Rate	All-in Cost (2)	Maturity
Term Loan B	$745,006	$734,695	L+2.25%	L+2.52%	April 23, 2026

(1)	The net book value of our Secured Term Loan was $736.1 million as of December 31, 2019.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loan.

The Secured Term Loan is partially amortizing, with an amount equal to 1.0% per annum of the aggregate principal balance due in quarterly installments. The issue discount and transaction expenses on the Secured Term Loan were $1.6 million and $10.1 million, respectively, which will be amortized into interest expense over the life of the Secured Term Loan. The guarantee under our Secured Term Loan contains the financial covenant that our indebtedness shall not exceed
83.33
% of our total assets. As of March 31, 2020 and December 31, 2019, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loan.
8. CONVERTIBLE NOTES, NET
As of March 31, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)
Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of March 31, 2020.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $18.62 on March 31, 2020 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2020	December 31, 2019
Face value	$622,500	$622,500
Unamortized discount	(8,047)	(8,801)
Deferred financing costs	(571)	(628)

Net book value	$613,882	$613,071

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cash coupon	$7,015	$7,015
Discount and issuance cost amortization	811	772

Total interest expense	$7,826	$7,787

Accrued interest payable for the Convertible Notes was $7.8 million and $6.0 million as of March 31, 2020 and December 31, 2019, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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
Net Investment Hedges of Foreign Currency Risk
Certain of our international investments expose us to fluctuations in foreign interest rates and currency exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency, the U.S. dollar. We may use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. During the three months ended March 31, 2020, we terminated all of our outstanding foreign currency forward contracts, with aggregate notional amounts of
€
552.1 million, £365.5

million, A$134.8

million, and C$23.7 million. Our exposure to these currencies continues to be reduced by our local-currency borrowings investments denominated in currencies other than the U.S. dollar.
As of March 31, 2020, we did not have any outstanding foreign exchange derivatives designated as net investment hedges of foreign currency risk. The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2019
Foreign Currency	Number of	Notional
Derivatives	Instruments	Amount
Sell GBP Forward	4		£527,100
Sell EUR Forward	5		€525,600
Sell AUD Forward	3	A$	135,600
Sell CAD Forward	1	C$	23,200

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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.4
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	0.7

December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.7
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	1.0

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2020, we estimate that an additional $5,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense
.
Non-designated
Hedges
As of March 31, 2020, we did not have any outstanding
non-designated
hedges of foreign currency risk. During the three months ended March 31, 2020 and March 31, 2019, we recorded losses
of $1.2 million
and
gains
of
 $660,000, respectively, related to
non-designated
hedges that were reported as a component of interest expense in our consolidated financial statements.
The following tables summarize our
non-designated
hedges (notional amount in thousands):

December 31, 2019
	Number of	Notional
Non-designated Hedges	Instruments	Amount
Buy CAD / Sell USD Forward	1	C$	15,900
Buy USD / Sell CAD Forward	1	C$	15,900
Buy GBP / Sell EUR Forward	1		€12,857
Buy AUD / Sell USD Forward	1	A$	10,000
Buy USD / Sell AUD Forward	1	A$	10,000

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Valuation of Derivative Instruments
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position (1) as of		Liability Position (2) as of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Interest rate derivatives	$1	$96	$1	$—
Foreign exchange contracts	—	—	—	41,728

Total	$1	$96	$1	$41,728

Derivatives not designated as hedging instruments:
Interest rate derivatives	$—	$—	$—	$—
Foreign exchange contracts	—	983	—	535

Total	$—	$983	$—	$535

Total Derivatives	$1	$1,079	$1	$42,263

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain		Amount of Gain Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Reclassified from Accumulated		Three Months Ended March 31,
Derivatives in Hedging Relationships	2020	2019	OCI into Income		2020	2019
Net Investment Hedges
Foreign exchange contracts (1)	$104,086	$(1,646)	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	(67)	(134)	Interest Expense	(2)	28	168

Total	$104,019	$(1,780)			$28	$168

(1)
During the three months ended March 31, 2020 and 2019, we received net cash settlements of $61.7 million and paid $2.0 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)
During the three months ended March 31, 2020 and 2019, we recorded total interest and related expenses of $104.2 million and $118.7 million, respectively, which were reduced by $28,000 and $168,000, respectively, related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As

3
6

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
of March 31, 2020, we were in a net
liabilit
y
 position with one such derivative counterparty and did not have any collateral posted under the derivative contract. As of December 31, 2019, we were in a net liability position with each such derivative counterparty and posted collateral of $30.8 million under these derivative contracts.
10. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2020, we had the authority to issue up to 300,000,000 shares of stock, consisting of 200,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2020.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding (1)	2020	2019
Beginning balance	135,263,728	123,664,577
Issuance of class A common stock (2)	325	1,909,909
Issuance of restricted class A common stock, net	351,333	320,903
Issuance of deferred stock units	7,983	7,964

Ending balance	135,623,369	125,903,353

(1)	Includes deferred stock units held by members of our board of directors of 268,049 and 236,803 as of March 31, 2020 and 2019, respectively.
(2)	Includes 325 and 281 shares issued under our dividend reinvestment program during the three months ended March 31, 2020 and 2019, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2020 and 2019, we issued 325 shares and 281 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2020, a total of 9,993,699 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
3
7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under ATM Agreements during the three months ended March 31, 2020. During the three months ended March 31, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. As of March 31, 2020, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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
On March 13, 2020, we declared a dividend of $0.62 per share, or $83.9 million in aggregate, that was paid on April 15, 2020, to stockholders of record as of March 31, 2020. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Dividends declared per share of common stock	$0.62	$0.62
Total dividends declared	$83,920	$77,913
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Net (loss) income (1)	$(53,350)	$76,565
Weighted-average shares outstanding, basic and diluted	135,619,264	124,333,048

Per share amount, basic and diluted	$(0.39)	$0.62

(1) Represents net (loss) income attributable to Blackstone Mortgage Trust.

3
8

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Other Balance Sheet Items
Accumulated Other Comprehensive
Incom
e
As of March 31, 2020, total accumulated other
comprehensive
income
was $18.2 million, primarily representing $168.5
 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by

$
150.3

million
of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2019, total accumulated other comprehensive loss was
$
16.2
 million, primarily representing $
80.7
 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, offset by $
64.5
 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2020, our Multifamily Joint Venture’s total equity was $156.7 million, of which $133.2 million was owned by us, and $23.5 million was allocated to non-controlling
interests. As of December 31, 2019, our Multifamily Joint Venture’s total equity was $147.3 million, of which $125.2 million was owned by us, and $22.1 million was allocated to non-controlling
interests.
11. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.
Management and Incentive Fees
Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the Management Agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous
12-month
period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our net income (loss) prepared in accordance with GAAP, excluding (i) certain non-cash
items, (ii) the net income (loss) related to our legacy portfolio, and (iii) incentive management fees.
During the three months ended March 31, 2020 and 2019, we incurred $14.5 million and $13.1 million, respectively, of management fees payable to our Manager. In addition, during the three months ended March 31, 2020 and 2019, we incurred $4.8 million and $6.7 million, respectively, of incentive fees payable to our Manager.
As of March 31, 2020 and December 31, 2019 we had accrued management and incentive fees payable to our Manager of $19.3 million and $20.2 million, respectively.
3
9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Professional services (1)	$1,662	$1,096
Operating and other costs (1)	1,451	449

Subtotal	3,113	1,545
Non-cash compensation expenses
Restricted class A common stock earned	8,553	7,643
Director stock-based compensation	125	125

Subtotal	8,678	7,768

Total general and administrative expenses	$11,791	$9,313

(1) During the three months ended March 31, 2020 and 2019, we recognized an aggregate $376,000 and $169,000, respectively, of expenses related to our Multifamily Joint Venture.

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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2020 and December 31, 2019, we were in compliance with all REIT requirements.
Securitization transactions could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own
100
% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt
stockholders that are subject to unrelated business income tax, or UBTI, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. We currently own no UBTI producing assets and we do not intend to purchase or generate assets that produce UBTI distributions in the future.
During the three months ended March 31, 2020 and 2019, we recorded a current income tax provision of $149,000 and $101,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2020 or December 31, 2019.

Effective January 1, 2018, under legislation from the Tax Cuts and Jobs Act of 2017, the maximum U.S. federal corporate income tax rate was reduced from

% to
21
%. Accordingly, to the extent that the activities of our taxable REIT subsidiaries generate taxable income in future periods, they may be subject to lower U.S. federal income tax rates.

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
As of March 31, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities.
13. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2020, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of March 31, 2020. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2020, there were 2,884,030 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2019	1,698,582	$34.52
Granted	351,582	37.19
Vested	(162,848)	33.02
Forfeited	(249)	35.83

Balance as of March 31, 2020	1,887,067	$35.15

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,887,067 shares of restricted class A common stock outstanding as of March 31, 2020 will vest as follows: 841,584 shares will vest in 2020; 690,100 shares will vest in 2021; and 355,383 shares will vest in 2022. As of March 31, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $66.1 million based on the grant date fair value of shares granted subsequent to July 1, 2018. The compensation cost of our share based compensation arrangements for awards granted before July 1, 2018 is based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to July 1, 2018. This cost is expected to be recognized over a weighted-average period of 1.1 years from March 31, 2020.
14. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$1	$—	$1	$—	$1,079	$—	$1,079
Liabilities
Derivatives	$—	$1	$—	$1	$—	$42,263	$—	$42,263

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
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2020			December 31, 2019
	Book	Face	Fair	Book	Face	Fair
	Value	Amount	Value	Value	Amount	Value
Financial assets
Cash and cash equivalents	$355,018	$355,018	$355,018	$150,090	$150,090	$150,090
Loans receivable, net	16,250,914	16,468,767	16,316,003	16,164,801	16,277,343	16,279,904
Debt securities held-to-maturity (1)	76,936	84,244	73,656	86,638	88,958	88,305
Financial liabilities
Secured debt agreements, net	9,335,709	9,367,270	9,367,270	10,054,930	10,083,938	10,083,938
Securitized debt obligations, net	2,239,640	2,253,008	1,993,068	1,187,084	1,189,642	1,189,368
Secured term loan, net	734,695	745,006	640,705	736,142	746,878	750,769
Convertible notes, net	613,882	622,500	490,378	613,071	622,500	665,900

(1) Included in other assets on our consolidated balance sheets.

Estimates of fair value for cash and cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for debt securities held to maturity, securitized debt obligations, and the secured term loan are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.
15. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
We have financed a portion of our loans through the CLOs and the 2017 Single Asset Securitization, all of which are VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs and the 2017 Single Asset Securitization on our balance sheet as we (i) control the relevant interests of the CLOs and the 2017 Single Asset Securitization that give us power to direct the activities that most significantly affect the CLOs and the 2017 Single Asset Securitization, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs and the 2017 Single Asset Securitization through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	March 31, 2020	December 31, 2019
Assets:
Loans receivable	$2,717,763	$1,349,903
Current expected credit loss reserve	(15,107)	—
Loans receivable, net	2,702,656	1,349,903
Other assets	6,877	51,788

Total assets	$2,709,533	$1,401,691

Liabilities:
Securitized debt obligations, net	$2,239,640	$1,187,084
Other liabilities	2,086	1,648

Total liabilities	$2,241,726	$1,188,732

4
2

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate risk retention position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate risk retention position as a held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $76.9 million as of March 31, 2020.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated
VIEs.
16. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2020, and will be automatically renewed for a one-year
term upon such date and each anniversary thereafter unless earlier terminated.
As of March 31, 2020 and December 31, 2019, our consolidated balance sheet included $19.3 million and $20.2 million of accrued management and incentive fees payable to our Manager, respectively. During the three months ended March 31, 2020, we paid aggregate management and incentive fees of $20.2 million to our Manager, compared to $18.6 million during the same period of 2019. In addition, during the three months ended March 31, 2020, we reimbursed our Manager for expenses incurred on our behalf of $218,000 compared to $188,000 during the same period of 2019.
As of March 31, 2020, our Manager held 936,653 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $32.1 million, and vest in installments over three years from the date of issuance. During the three months ended March 31, 2020 and 2019, we recorded non-cash
expenses related to shares held by our Manager of $4.3 million and $3.8 million, respectively. Refer to Note 13 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the three months ended March 31, 2020 or 2019.
During the three months ended March 31, 2020, we originated two loans whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of th
e
s
e
transaction
s
.
There
w
ere no
 similar transactions during the three months ended March 31, 2019.
During the three months ended March 31, 2020 and 2019, we incurred expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager of $133,000 and
$86,000, respectively.
In the first quarter of 2020, we acquired a $140.0 million
interest in
a total $421.5 million senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as we are an affiliate of the borrower. The senior loan terms were negotiated by third parties without our involvement and our 33% interest in the senior loan was made on such market terms.
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

4
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
17. COMMITMENTS AND CONTINGENCIES
Impact of
COVID-19
As further discussed in Note 2, the full extent of the impact of
COVID-19
on the global economy generally, and our business in particular, is uncertain. As of March 31, 2020, no contingencies have been recorded on our consolidated balance sheet as a result of
COVID-19,
however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of
COVID-19.
Unfunded Commitments Under Loans Receivable
As of March 31, 2020, we had unfunded commitments of

$3.9 billion related to 94 loans receivable
.
We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of
79.0%

for such financed loans, resulting in identified financing for

$2.4 billion of our aggregate unfunded loan commitments as of March 31, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 4.0 years. Our future loan fundings
comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings
are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the
COVID-19
pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower.
Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2020 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements (1)	$9,367,270	$172,926	$2,803,500	$6,145,210	$245,634
Principal repayments of secured term loans (2)	745,006	5,616	16,847	14,975	707,568
Principal repayments of convertible notes (3)	622,500	—	622,500	—	—

Total (4)	$10,734,776	$178,542	$3,442,847	$6,160,185	$953,202

(1)
The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)
The Secured Term Loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 7 for further details on our secured term loan.

(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 8 for further details on our Convertible Notes.
(4)	Does not include $692.3 million of non-consolidated senior interests and $2.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of March 31, 2020, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.
4
4

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
In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form
10-K
for the year ended December 31, 2019, as well as in Part II. Item 1A. Risk Factors and elsewhere in this quarterly report on Form
10-Q.
Introduction
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including our credit facilities, issuing CLOs or single-asset securitizations, and syndications of senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group Inc., or Blackstone, and are traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.”
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of Blackstone’s real estate platform. Blackstone Real Estate is one of the largest owners and operators of real estate in the world, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
We are headquartered in New York City and conduct our operations as a real estate investment trust, or REIT, for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act of 1940, as amended. We are organized as a holding company and conduct our business primarily through our various subsidiaries.
Recent Developments
During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or
COVID-19,
which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
COVID-19.
The global impact of the outbreak has been rapidly evolving, and as cases of
COVID-19
have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential
offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

The outbreak of
COVID-19
and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of
COVID-19
will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the
COVID-19
pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended March 31, 2020 we recorded a net loss per share of $0.39, declared a dividend of $0.62 per share, and reported $0.64 per share of Core Earnings. In addition, our book value per share as of March 31, 2020 was $26.92. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2020	December 31, 2019
Net (loss) income (1)	$(53,350)	$78,931
Weighted-average shares outstanding, basic and diluted	135,619,264	134,832,323

Net (loss) income per share, basic and diluted	$(0.39)	$0.59

Dividends declared per share	$0.62	$0.62

(1)	Represents net (loss) income attributable to Blackstone Mortgage Trust.

Core Earnings
Core Earnings is a
non-GAAP
measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i)
 non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, and (v) certain non-cash
items. Core Earnings may also be adjusted from time to time to exclude one-time
events pursuant to changes in GAAP and certain other
non-cash
charges as determined by our Manager, subject to approval by a majority of our independent directors. During the three months ended March 31, 2020, we recorded a $122.7 million increase in current expected credit loss, or CECL, reserve, which has been excluded from Core Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Core Earnings and the terms of the management agreement between our Manager and us.
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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2020	December 31, 2019
Net (loss) income (1)	$(53,350)	$78,931
Increase in current expected credit loss reserve	122,702	—
Non-cash compensation expense	8,678	7,380
Hedging and foreign currency income, net (2)	8,467	4,767
Other items	596	68
Increase attributable to non-controlling interests	(561)	—

Core Earnings	$86,532	$91,146

Weighted-average shares outstanding, basic and diluted	135,619,264	134,832,323

Core Earnings per share, basic and diluted	$0.64	$0.68

(1)	Represents net (loss) income attributable to Blackstone Mortgage Trust.
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

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2020	December 31, 2019
Stockholders’ equity	$3,650,920	$3,762,583
Shares
Class A common stock	135,355,320	135,003,662
Deferred stock units	268,049	260,066

Total outstanding	135,623,369	135,263,728

Book value per share	$26.92	$27.82

II. Loan Portfolio

During the quarter ended March 31, 2020, we originated or acquired $1.3 billion of loans. Loan fundings during the quarter totaled $1.0 billion, including $29.0 million of non-consolidated
senior interests. Loan repayments during the quarter totaled $567.4 million. We generated interest income of $204.9 million and incurred interest expense of $104.2 million during the quarter, which resulted in $100.6 million of net interest income during the three months ended March 31, 2020.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	December 31, 2019
Loan originations (1)	$1,299,939	$3,005,921
Loan fundings (2)	$1,000,344	$3,596,836
Loan repayments	(567,352)	(2,234,719)

Total net fundings	$432,992	$1,362,117

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)
Loan fundings during the three months ended March 31, 2020 and December 31, 2019 include $29.0 million and $26.1 million, respectively, of additional fundings under related non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of March 31, 2020 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	132	132	1	133
Principal balance	$16,468,767	$17,161,035	$880,730	$18,041,765
Net book value	$16,250,914	$16,250,914	$76,936	$16,327,850
Unfunded loan commitments (4)	$3,905,323	$4,905,459	$—	$4,905,459
Weighted-average cash coupon (5)	L + 3.16%	L + 3.22%	L + 2.75%	L + 3.19%
Weighted-average all-in yield (5)	L + 3.51%	L + 3.56%	L + 3.03%	L + 3.54%
Weighted-average maximum maturity (years) (6)	3.7	3.7	5.2	3.8
Loan to value (LTV) (7)	64.4%	64.5%	42.6%	63.4%

(1)
Excludes investment exposure to the $84.2 million subordinate risk retention interest we own in the $880.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $692.3 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $880.7 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $84.2 million subordinate risk retention investment as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of March 31, 2020, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $11.4 billion of such loans earned interest based on floors that are above the applicable index. The other 3% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of March 31, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of March 31, 2020, 56% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the floating benchmark rates for our investment portfolio as of March 31, 2020 ($/
€
/£/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio		Floating Rate Index	Cash Coupon (1)	All-in Yield (1)
106	$		$12,537,017	USD LIBOR	L + 3.13%	L + 3.49%
8	€		€2,790,508	EURIBOR	E + 2.89%	E + 3.22%
13	£		£1,637,449	GBP LIBOR	L + 3.90%	L + 4.19%
3	A$	A$	522,776	BBSY	BBSY + 4.01%	BBSY + 4.22%
3	C$	C$	101,687	CDOR	CDOR + 3.64%	CDOR + 3.97%

133			$18,041,765		INDEX + 3.19%	INDEX + 3.54%

(1)	The cash coupon and
all-in
yield of our fixed rate loans are reflected as a spread over USD LIBOR for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of March 31, 2020:

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan
basis.
Portfolio Management
Our loan portfolio is 100% performing with no loan impairments, loan defaults, or non-accrual
loans as of March 31, 2020. Further, all interest payments due in April 2020 were paid across our loan portfolio, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the strength of our loan portfolio and the commitment and financial wherewithal of our borrowers, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized sponsors.
We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, discussions we have had with our borrowers have addressed potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the
COVID-19
pandemic, and which would generally be coupled with an additional equity commitment and/or guaranty from sponsors.
While no loan modifications of this nature have been closed to date, we are encouraged by the tone of these conversations and our borrowers’ initial response to the
COVID-19
pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our portfolio’s low origination weighted-average LTV of 63.4% as of March 31, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
Our Manager’s portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone’s real estate platform. Blackstone Real Estate is one of the largest owners and operators of real estate in the world, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of March 31, 2020 and December 31, 2019, respectively. The increase in the risk rating was primarily the result of $3.1 billion aggregate principal amount of loans that were downgraded to a risk rating of “4” to reflect the higher risk in loans collateralized by hospitality and select other asset classes that are particularly negatively impacted by the
COVID-19
pandemic. The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	5	$353,112	$354,879
2	26	3,095,443	3,115,300
3	85	9,659,154	10,416,291
4	16	3,255,899	3,274,565
5	—	—	—

Loans receivable	132	$16,363,608	$17,161,035

CECL reserve		(112,694)

Loans receivable, net		$16,250,914

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $692.3 million of such non-consolidated
senior interests as of March 31, 2020.

(2)
Excludes investment exposure to the $880.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinated risk retention interest we own in the 2018 Single Asset Securitization.

Current Expected Credit Loss Reserve
The CECL reserve required by GAAP reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. Other than a few narrow exceptions, GAAP requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
Our initial CECL reserve of $17.7 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2020, we recorded a $122.7 million increase in expected credit loss reserve, bringing our total CECL reserve to $140.4 million as of March 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Multifamily Joint Venture
As of March 31, 2020, our Multifamily Joint Venture held $731.4 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.

Portfolio Financing
Of our $12.3 billion of portfolio financing, $2.9 billion includes securitized debt obligations and non-consolidated
senior interests, which are both inherently
non-mark
to market,
non-recourse,
and term-matched to the financed assets, and we have $9.4 billion of borrowings under our credit facilities.
The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	March 31, 2020	December 31, 2019
Secured credit facilities	$9,019,652	$9,753,059
Asset-specific financings	347,618	330,879
Revolving credit agreement	—	—
Non-consolidated senior interests (1)	692,268	688,521
Securitized debt obligations	2,253,008	1,189,642

Total portfolio financing	$12,312,546	$11,962,101

(1)
These
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	March 31, 2020
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$1,958,510	$1,870,556	$87,954	$2,494,270
Barclays	1,618,795	1,529,553	89,242	2,023,495
Wells Fargo	1,492,906	1,464,938	27,968	1,928,798
Citibank	919,790	875,416	44,374	1,178,568
Goldman Sachs	555,612	555,612	—	727,728
Bank of America	538,473	443,473	95,000	749,127
Morgan Stanley	493,208	438,202	55,006	670,544
MetLife	434,131	434,131	—	545,573
JP Morgan	401,865	357,639	44,226	509,766
US Bank - Multi. JV (3)	281,872	279,552	2,320	352,340
Goldman Sachs - Multi. JV (3)	240,263	240,263	—	306,367
Société Générale	236,698	236,698	—	300,386
Santander	235,447	235,447	—	298,865
Bank of America - Multi. JV (3)	58,172	58,172	—	72,715

	$ 9,465,742	$ 9,019,652	$ 446,090	$ 12,158,542

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

Asset-Specific Financings
The following table details our asset-specific financings ($ in thousands):

	March 31, 2020
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$445,917	$434,409	L+4.90%	n/a	Mar. 2023
Financing provided	4	$347,618	$340,407	L+3.42%	$95,721	Mar. 2023

(1)
These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(2)	Other than amounts guaranteed on asset-by-asset basis, borrowings under our asset-specific financings are non-recourse to us.
(3)
The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific financings is term-matched to the corresponding collateral loans.

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2023. As of March 31, 2020, we had no outstanding borrowings under the agreement.
Non-Consolidated
Senior Interests
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated
senior interests as of March 31, 2020 ($ in thousands):

	March 31, 2020
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee	Wtd. Avg. Term
Total loan	5	$860,746	n/a	5.80%	n/a	Dec. 2023
Senior participation	5	692,268	n/a	4.41%	n/a	Dec. 2023

(1)
Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in
yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations
The following table details our securitized debt obligations ($ in thousands):

	March 31, 2020
		Principal	Book	Wtd. Avg.
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost (1)	Term (2)
2020 Collateralized Loan Obligation
Collateral assets	34	$1,500,000	$1,500,000	L+3.22%	December 2023
Financing provided	1	1,243,125	1,231,186	L+1.47%	February 2038
2017 Collateralized Loan Obligation
Collateral assets	16	717,763	717,763	L+3.35%	January 2023
Financing provided	1	535,263	533,857	L+1.82%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	716,884	716,240	L+3.60%	June 2023
Financing provided	1	474,620	474,597	L+1.63%	June 2033
Total
Collateral assets	51	$2,934,647	$2,934,003	L+3.36%

Financing provided (4)	3	$2,253,008	$2,239,640	L+1.59%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2020, we recorded $12.0 million of interest expense related to our securitized debt obligations.

Refer to Notes 6 and 15 to our consolidated financial statements for additional details of our securitized debt obligations.
Corporate Financing
Secured Term Loan
As of March 31, 2020, the following Secured Term Loan was outstanding ($ in thousands):

Term Loan Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
Term Loan B	$745,006	L+2.25%	L+2.52%	April 23, 2026

(1)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loan.

Refer to Notes 2 and 7 to our consolidated financial statements for additional discussion of our Secured Term Loan.

Convertible Notes
As of March 31, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.

Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2020, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2020, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our loan portfolio’s net exposure to interest rates by currency as of March 31, 2020 ($/
€
/£/A$/C$ in thousands):

	USD	EUR	GBP	AUD		CAD
Floating rate loans (1)	$11,656,287	€2,790,508	£1,268,072	A$	522,776	C$	54,738
Floating rate debt (1)(2)(3)	(8,904,263)	(2,175,406)	(874,118)		(388,102)		(59,986)

Net floating rate exposure (4)	$2,752,024	€615,102	£393,954	A$	134,674	C$	(5,248)

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)	Includes borrowings under secured debt agreements, non-consolidated senior interests, securitized debt obligations, and secured term loans.
(3)	Balance includes two interest rate swaps totaling C$17.3 million ($12.3 million as of March 31, 2020) that are used to hedge a portion of our fixed rate debt.
(4)	In addition, we have one interest rate cap of C$21.4 million ($15.2 million as of March 31, 2020) to limit our exposure to increases in interest rates.

III. Our Results of Operations

Operating Results
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		2020 vs.
	March 31,		2019
	2020	2019	$
Income from loans and other investments
Interest and related income	$204,875	$224,759	$(19,884)
Less: Interest and related expenses	104,239	118,688	(14,449)

Income from loans and other investments, net	100,636	106,071	(5,435)
Other expenses
Management and incentive fees	19,277	19,790	(513)
General and administrative expenses	11,791	9,313	2,478

Total other expenses	31,068	29,103	1,965
Increase in current expected credit loss reserve	(122,702)	—	(122,702)

(Loss) income before income taxes	(53,134)	76,968	(130,102)
Income tax provision	149	101	48

Net (loss) income	(53,283)	76,867	(130,150)

Net income attributable to non-controlling interests	(67)	(302)	235

Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(53,350)	$76,565	$(129,915)

Net (loss) income per share - basic and diluted	$(0.39)	$0.62	$(1.01)
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $5.4 million during the three months ended March 31, 2020 compared to the corresponding period in 2019. The decrease was primarily due to (i) a decrease in LIBOR and (ii) an increase in the weighted-average principal balance of our outstanding financing arrangements, which increased by $1.4 billion during the three months ended March 31, 2020, as compared to the corresponding period in 2019. This was offset by an increase in the weighted-average principal balance of our loan portfolio, which increased by $1.7 billion during the three months ended March 31, 2020, as compared to the corresponding period in 2019.
Other expenses
Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $2.0 million during the three months ended March 31, 2020 compared to the corresponding period in 2019 due to (i) an increase of $1.6 million of general operating expenses, (ii) an increase of $1.4 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of our class A common stock during 2019, and (iii) $911,000 of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans. This is offset by a decrease of $2.0 million of incentive fees payable to our Manager as a result of a decrease in Core Earnings.
Increase in current expected credit loss reserve
During the three months ended March 31, 2020, we recorded a $122.7 million increase in expected credit loss reserve, bringing our total CECL reserve to $140.4 million as of March 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to
non-controlling
interests
During the three months ended March 31, 2020 and 2019, we recorded $67,000 and $302,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.

Dividends per share
During the three months ended March 31, 2020, we declared a dividend of $0.62 per share, or $83.9 million in aggregate, which was paid on April 15, 2020 to common stockholders of record as of March 31, 2020. During the three months ended March 31, 2019, we declared a dividend of $0.62 per share, or $77.9 million in aggregate.
IV. Liquidity and Capital Resources

Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance of secured term loans and issuance and sale of convertible notes. As of March 31, 2020, our balance sheet included $1.4 billion of corporate debt and $12.3 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our asset-specific financing is generally term-matched or matures in 2022 or later. Of our $12.3 billion of asset-level financing, $2.9 billion includes securitized debt obligations and senior syndications, which are both inherently non-recourse,
non-mark
to market, and term-matched to the financed assets, and we have $9.4 billion of borrowings under our credit facilities.
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. We have not experienced any margin calls to date under any of our credit facilities, however, given the breadth of the
COVID-19
pandemic and the resulting uncertainty of its economic impact, we are focused on strengthening our financing arrangements and we have proactively entered into discussions to reduce the advance rate on certain assets within these facilities, and therefore the amount we are able to borrow against such assets, to mitigate the risk of future margin calls as well.
We are in frequent, consistent dialogue with the providers of our secured credit facilities regarding our management of their collateral assets in light of the impacts of the
COVID-19
pandemic. Our Manager’s robust,
in-house
asset management team has extensive experience managing loans throughout cycles, and maintains a rated special servicer as part of its broader real estate debt investment and asset management platform. The feedback we have received from our lenders indicates that they believe our Manager, as part of the broader Blackstone Real Estate platform, has a superior capability to manage the loans in our portfolio to a successful resolution.
See Notes 5, 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, securitized debt obligations, Secured Term Loan, and Convertible Notes, respectively.

Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	March 31, 2020	December 31, 2019
Debt-to-equity ratio (1)	2.8x	3.0x
Total leverage ratio (2)	3.9x	3.7x

(1)	Represents (i) total outstanding secured debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)
Represents (i) total outstanding secured debt agreements, secured term loans, convertible notes, non-consolidated
senior interests, and securitized debt obligations, less cash, to (ii) total equity, in each case at period end.

Sources of Liquidity
Our current sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$355,018	$150,090
Available borrowings under secured debt agreements	480,273	598,840
Loan principal payments held by servicer, net (1)	656	1,965

	$835,947	$750,895

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

Typically, loan repayments are our largest source of incremental liquidity. For the year ended December 31, 2019, loan repayments generated $998.2 million of liquidity, net of any related financings. Similarly, through April 24, 2020, loan repayments generated $139.6 million of liquidity. We currently expect the pace of loan prepayments will slow while the impacts of the COVID-19 pandemic are ongoing, however, as of April 24, 2020, our portfolio does include $3.4 billion of loans with a final maturity date earlier than December 31, 2022.
During the three months ended March 31, 2020, we generated cash flow from operating activities of $68.6 million. We expect, however, that the impact of the COVID-19 pandemic will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be capitalized, and as we repay borrowings under our secured credit facilities. In addition, we are able to generate incremental liquidity through the replenishment provisions of our 2020 CLO, which allow us to replace a loan in the CLO that has been repaid by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We are focused on fortifying our balance sheet and enhancing our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our class A common stock (as will be done for the quarter ended March 31, 2020), and /or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time.
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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,993,699 shares of class A common stock were available for issuance as of March 31, 2020, and our at-the-market
stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of March 31, 2020. Refer to Note 10 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $9.4 billion of outstanding borrowings under secured debt agreements, our Secured Term Loan, and our Convertible Notes.
In addition, we had aggregate unfunded loan commitments of $3.9 billion as of March 31, 2020. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 79.0% for such financed loans, resulting in identified financing for $2.4 billion of our aggregate unfunded loan commitments as of March 31, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 4.0 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the COVID-19 pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2020 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments (1)	$3,905,323	$162,077	$615,039	$2,056,230	$1,071,977
Principal repayments under secured debt agreements (2)	9,367,270	172,926	2,803,500	6,145,210	245,634
Principal repayments of secured term loans (3)	745,006	5,616	16,847	14,975	707,568
Principal repayments of convertible notes (4)	622,500	—	622,500	—	—
Interest payments (2)(5)	992,963	298,542	477,169	189,839	27,413

Total (6)	$15,633,062	$639,161	$4,535,055	$8,406,254	$2,052,592

(1)
The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date, however we may be obligated to fund these commitments earlier than such date.

(2)
The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)
The Secured Term Loan is partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 7 to our consolidated financial statements for further details on our secured term loan.

(4)
Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 8 to our consolidated financial statements for further details on our convertible notes.

(5)
Represents interest payments on our secured debt agreements, convertible notes, and Secured Term Loan. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2020 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(6)
Total does not include $692.3 million of
non-consolidated
senior interests and $2.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

We are also required to settle our interest rate swaps with our derivative counterparties upon maturity which, depending on interest rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. During the three months ended March 31, 2020, we terminated all of our outstanding foreign currency forward contracts, with aggregate notional amounts of
€
552.1 million, £365.5 million, A$134.8 million, and C$23.7 million, which we previously used to hedge our net exposure to the capital we have invested in such currencies against fluctuations in foreign exchange rates and currency exchange rates. The termination of these hedges resulted in the receipt of $68.5 million of cash from our hedge counterparties, which represents incremental liquidity to us. Our exposure to these currencies continues to be reduced by our local-currency borrowings investments denominated in currencies other than the U.S. dollar. Refer to Note 9 to our consolidated financial statements for details regarding our derivative contracts.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Cash flows provided by operating activities	$68,617	$77,572
Cash flows used in investing activities	(249,266)	(333,446)
Cash flows provided by financing activities	389,077	229,678

Net increase (decrease) in cash and cash equivalents	$208,428	$(26,196)

We experienced a net increase in cash and cash equivalents of $208.4 million for the three months ended March 31, 2020, compared to a net decrease of $26.2 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, we (i) received $1.2 billion of proceeds from the issuance of collateralized loan obligations and (ii) received $621.0 million from loan principal collections. We used the proceeds from these activities to (i) fund $971.3 million of new loans and (ii) repay a net $569.7 million under our secured debt agreements.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Note 5 to our consolidated financial statements for additional discussion of our secured debt agreements.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2020 and December 31, 2019, we were in compliance with all REIT requirements.
Refer to Note 12 to our consolidated financial statements for additional discussion of our income taxes.
Off-Balance
Sheet Arrangements
We have no
off-balance
sheet arrangements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. There have been no material changes to our Critical Accounting Policies described in our annual report on Form
10-K
filed with the SEC on February 11, 2020, other than a supplement to the accounting policy for our current expected credit loss reserve. Refer to Note 2 to our consolidated financial statements for further description of the accounting policy for our current expected credit loss reserve and our other significant accounting policies.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan
basis, as of March 31, 2020 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,309.0	$1,309.0	$1,298.1	L + 2.50%	L + 2.85%	12/23/2024	Dublin - IE	Office	$451 / sqft	74%	3
2	Senior loan	3/22/2018	962.2	962.2	958.6	L + 3.15%	L + 3.37%	3/15/2023	Diversified - Spain	Mixed-Use	n/a	71%	4
3	Senior loan	5/11/2017	752.6	716.9	716.2	L + 3.40%	L + 3.60%	6/10/2023	Washington DC	Office	$351 / sqft	62%	3
4	Senior loan	11/25/2019	724.2	615.6	615.0	L + 2.30%	L + 2.75%	12/9/2024	New York	Office	$882 / sqft	65%	3
5	Senior loan (4)	8/6/2015	458.8	458.8	83.5	5.75%	5.77%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
6	Senior loan	4/11/2018	355.0	344.5	344.5	L + 2.85%	L + 3.02%	5/1/2023	New York	Office	$437 / sqft	71%	2
7	Senior loan	8/22/2018	362.5	340.8	339.2	L + 3.15%	L + 3.49%	8/9/2023	Maui	Hospitality	$442,661 / key	61%	4
8	Senior loan	10/23/2018	352.4	337.9	336.9	L + 3.40%	L + 3.72%	10/23/2021	New York	Mixed-Use	$572 / sqft	65%	3
9	Senior loan	1/11/2019	298.2	298.2	294.7	L + 4.35%	L + 4.70%	1/11/2026	Diversified - UK	Other	$295 / sqft	66%	4
10	Senior loan	11/30/2018	292.9	279.8	278.1	L + 2.85%	L + 3.20%	12/9/2023	New York	Hospitality	$299,941 / key	73%	4
11	Senior loan	2/27/2020	300.0	266.9	264.2	L + 2.70%	L + 3.03%	3/9/2025	New York	Mixed-Use	$837 / sqft	59%	3
12	Senior loan	12/11/2018	310.0	249.3	247.3	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$210 / sqft	78%	3
13	Senior loan	7/31/2018	284.5	248.0	246.4	L + 3.10%	L + 3.54%	8/9/2022	San Francisco	Office	$622 / sqft	50%	2
14	Senior loan	11/30/2018	253.9	247.7	246.2	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hospitality	$363,659 / key	73%	4
15	Senior loan	5/9/2018	242.9	232.9	232.4	L + 2.60%	L + 3.03%	5/9/2023	New York	Industrial	$66 / sqft	70%	2
16	Senior loan	9/23/2019	275.8	226.7	224.2	L + 3.00%	L + 3.22%	11/15/2024	Diversified - Spain	Hospitality	$121,063 / key	62%	4
17	Senior loan	4/17/2018	225.0	219.1	219.1	L + 3.25%	L + 3.84%	5/9/2023	New York	Office	$204 / sqft	45%	2
18	Senior loan	10/23/2018	278.4	214.1	212.7	L + 2.65%	L + 2.87%	11/9/2024	Atlanta	Office	$199 / sqft	64%	2
19	Senior loan	7/20/2017	250.0	213.7	212.8	L + 4.80%	L + 5.71%	8/9/2022	San Francisco	Office	$355 / sqft	58%	2
20	Senior loan	6/23/2015	210.5	210.5	210.4	L + 3.65%	L + 3.78%	5/8/2022	Washington DC	Office	$236 / sqft	72%	2
21	Senior loan	9/30/2019	304.9	206.1	206.3	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$179 / sqft	58%	3
22	Senior loan	12/12/2019	260.5	196.8	195.7	L + 2.40%	L + 2.68%	12/9/2024	New York	Office	$94 / sqft	42%	1
23	Senior loan	8/31/2017	203.0	193.1	192.6	L + 2.50%	L + 2.75%	9/9/2023	Orange County	Office	$225 / sqft	64%	3
24	Senior loan	6/4/2018	190.0	190.0	189.3	L + 3.50%	L + 3.86%	6/9/2024	New York	Hospitality	$313,015 / key	52%	4
25	Senior loan	12/22/2016	204.5	188.6	188.5	L + 2.90%	L + 2.98%	12/9/2022	New York	Office	$265 / sqft	64%	3
26	Senior loan	6/27/2019	211.5	185.5	183.8	L + 2.80%	L + 3.16%	8/15/2026	Berlin - DEU	Office	$398 / sqft	62%	3
27	Senior loan	4/9/2018	1,486.5	185.0	173.1	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
28	Senior loan (4)	8/7/2019	745.8	201.2	37.9	L + 3.12%	L + 3.49%	9/9/2025	Los Angeles	Office	$228 / sqft	59%	3
29	Senior loan	9/25/2019	182.8	182.8	181.4	L + 4.35%	L + 4.93%	9/26/2023	London - UK	Office	$833 / sqft	72%	3
30	Senior loan	11/5/2019	213.6	180.6	178.6	L + 3.85%	L + 4.45%	2/21/2025	Diversified - IT	Industrial	$357 / sqft	66%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
31	Senior loan	11/23/2018	184.7	180.2	178.7	L + 2.62%	L + 2.87%	2/15/2024	Diversified - UK	Office	$1,093 / sqft	50%	3
32	Senior loan	4/3/2018	178.6	177.1	176.6	L + 2.75%	L + 3.08%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
33	Senior loan	9/26/2019	175.0	175.0	174.1	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
34	Senior loan	12/21/2017	197.5	157.6	157.1	L + 2.65%	L + 3.06%	1/9/2023	Atlanta	Office	$118 / sqft	51%	2
35	Senior loan	9/4/2018	172.7	155.8	154.9	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hospitality	$188,647 / key	70%	4
36	Senior loan	9/14/2018	154.6	154.6	153.8	L + 3.50%	L + 3.85%	9/14/2023	Canberra - AU	Mixed-Use	$401 / sqft	68%	3
37	Senior loan	8/23/2017	165.0	152.5	152.2	L + 3.25%	L + 3.58%	10/9/2022	Los Angeles	Office	$309 / sqft	74%	2
38	Senior loan	12/6/2019	142.8	142.8	141.6	L + 2.80%	L + 3.31%	12/5/2024	London - UK	Office	$946 / sqft	75%	3
39	Senior loan	12/20/2019	139.5	139.5	138.2	L + 3.10%	L + 3.32%	12/18/2026	London - UK	Office	$694 / sqft	75%	3
40	Senior loan	5/11/2017	135.9	135.1	135.0	L + 3.40%	L + 3.91%	6/10/2023	Washington DC	Office	$310 / sqft	38%	2
41	Senior loan	11/14/2017	133.0	133.0	132.7	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hospitality	$532,000 / key	56%	3
42	Senior loan	1/17/2020	203.0	130.3	128.8	L + 2.75%	L + 3.07%	2/9/2025	New York	Mixed-Use	$108 / sqft	43%	3
43	Senior loan	9/5/2019	198.5	126.3	124.4	L + 2.75%	L + 3.17%	9/9/2024	New York	Office	$788 / sqft	62%	3
44	Senior loan (4)	11/22/2019	470.0	131.4	25.4	L + 3.70%	L + 4.22%	12/9/2025	Los Angeles	Office	$222 / sqft	69%	3
45	Senior loan	12/14/2018	135.6	122.1	121.6	L + 2.90%	L + 3.27%	1/9/2024	Diversified - US	Industrial	$49 / sqft	57%	3
46	Senior loan	11/27/2019	146.3	121.0	119.7	L + 2.75%	L + 3.13%	12/9/2024	Minneapolis	Office	$121 / sqft	64%	3
47	Senior loan	11/16/2018	211.9	119.0	117.3	L + 4.10%	L + 4.67%	12/9/2023	Fort Lauderdale	Mixed-Use	$335 / sqft	59%	3
48	Senior loan	6/28/2019	125.0	117.2	116.7	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
49	Senior loan	3/10/2020	140.0	114.4	114.0	L + 2.50%	L + 2.67%	1/9/2025	New York	Mixed-Use	$74 / sqft	53%	3
50	Senior loan	9/20/2018	113.2	113.2	113.0	L + 4.00%	L + 4.06%	8/16/2023	Diversified - AU	Other	$776 / sqft	53%	3
51	Senior loan	4/30/2018	159.2	112.8	111.7	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$507 / sqft	60%	3
52	Senior loan	7/15/2019	144.6	112.5	111.5	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$204 / sqft	58%	3
53	Senior loan	6/28/2019	181.3	112.2	110.4	L + 3.70%	L + 4.33%	6/27/2024	London - UK	Office	$366 / sqft	71%	3
54	Senior loan	3/21/2018	113.2	108.3	107.9	L + 3.10%	L + 3.36%	3/21/2024	Jacksonville	Office	$108 / sqft	72%	2
55	Senior loan	10/16/2018	113.7	104.7	104.2	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hospitality	$228,212 / key	72%	4
56	Senior loan	10/17/2016	104.4	104.4	104.4	L + 3.95%	L + 3.96%	10/21/2021	Diversified - UK	Self-Storage	$143 / sqft	73%	3
57	Senior loan	12/21/2018	123.1	104.0	103.2	L + 2.60%	L + 3.00%	2/13/2023	Chicago	Office	$203 / key	72%	2
58	Senior loan	3/13/2018	123.0	103.6	103.0	L + 3.00%	L + 3.27%	4/9/2025	Honolulu	Hospitality	$160,580 / key	50%	3
59	Senior loan	12/19/2018	106.7	103.0	102.8	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$556,723 / unit	66%	2
60	Senior loan	4/25/2019	210.0	101.1	100.1	L + 3.50%	L + 3.76%	9/1/2025	Los Angeles	Office	$439 / sqft	73%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
61	Senior loan	5/16/2014	100.0	100.0	99.9	L + 3.85%	L + 4.11%	4/9/2022	Miami	Office	$215 / sqft	67%	3
62	Senior loan	3/31/2020	117.6	96.0	94.8	L + 2.40%	L + 2.78%	3/31/2025	Diversified - NL	Multi	$117,174 / unit	65%	3
63	Senior loan	11/30/2018	151.1	95.0	94.2	L + 2.55%	L + 2.80%	12/9/2024	Washington DC	Office	$271 / sqft	60%	3
64	Senior loan	12/23/2019	109.7	93.2	92.3	L + 2.70%	L + 3.03%	1/9/2025	Miami	Multi	$322,491 / unit	68%	3
65	Senior loan	4/12/2018	103.1	90.7	90.4	L + 2.75%	L + 3.06%	5/9/2023	San Francisco	Office	$237 / sqft	72%	2
66	Senior loan	3/28/2019	98.4	90.4	90.2	L + 3.25%	L + 3.40%	1/9/2024	New York	Hospitality	$233,706 / key	63%	4
67	Senior loan	6/1/2018	125.4	90.3	89.5	L + 3.40%	L + 3.75%	5/28/2023	London - UK	Office	$612 / sqft	70%	1
68	Senior loan	2/18/2015	87.7	87.7	87.6	L + 3.75%	L + 4.21%	4/9/2020	Diversified - CA	Office	$181 / sqft	71%	3
69	Senior loan	12/10/2018	110.3	86.9	86.0	L + 2.95%	L + 3.34%	12/3/2024	London - UK	Office	$415 / sqft	72%	3
70	Senior loan	8/18/2017	85.8	85.8	85.6	L + 4.10%	L + 4.80%	8/18/2022	Brussels - BE	Office	$133 / sqft	59%	2
71	Senior loan	3/31/2017	96.9	85.1	85.2	L + 4.30%	L + 4.70%	4/9/2022	New York	Office	$418 / sqft	64%	3
72	Senior loan	11/22/2019	85.0	85.0	84.6	L + 2.99%	L + 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	3
73	Senior loan	6/18/2019	90.0	85.0	84.3	L + 3.15%	L + 3.52%	7/9/2024	Napa Valley	Hospitality	$890,052 / key	74%	4
74	Senior loan	6/29/2016	83.4	79.7	79.7	L + 2.80%	L + 3.28%	7/9/2021	Miami	Office	$307 / sqft	64%	2
75	Senior loan	2/20/2019	126.1	72.9	71.6	L + 3.25%	L + 3.89%	2/19/2024	London - UK	Office	$358 / sqft	61%	3
76	Senior loan	10/17/2018	80.4	71.4	71.2	L + 2.60%	L + 3.03%	11/9/2023	San Francisco	Office	$445 / sqft	68%	3
77	Senior loan	7/26/2018	84.1	71.1	71.0	L + 2.75%	L + 2.85%	7/1/2024	Columbus	Multi	$66,984 / unit	69%	3
78	Senior loan	6/27/2019	84.0	70.0	69.6	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$481 / sqft	70%	3
79	Senior loan	1/30/2020	104.4	66.7	65.8	L + 2.85%	L + 3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / key	63%	4
80	Senior loan	4/5/2018	85.3	65.9	65.6	L + 3.10%	L + 3.51%	4/9/2023	Diversified - US	Industrial	$24 / sqft	54%	3
81	Senior loan	8/22/2019	74.3	65.0	64.4	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
82	Senior loan (4)	9/22/2017	91.0	69.4	17.3	L + 5.28%	L + 6.63%	10/9/2022	San Francisco	Multi	$446,078 / unit	46%	3
83	Senior loan	6/29/2017	64.2	63.4	63.2	L + 3.40%	L + 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
84	Senior loan	11/30/2016	65.2	56.7	56.6	L + 3.10%	L + 3.32%	12/9/2021	Chicago	Retail	$1,167 / sqft	54%	4
85	Senior loan	10/6/2017	55.9	55.8	55.7	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	2
86	Senior loan	8/16/2019	54.3	54.3	54.1	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	3
87	Senior loan	11/23/2016	53.6	53.6	53.5	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	$223,254 / unit	65%	4
88	Senior loan	3/11/2014	52.8	52.8	52.8	L + 1.84%	L + 1.85%	4/9/2021	New York	Multi	$593,109 / unit	65%	4
89	Senior loan	10/5/2018	52.7	52.7	52.4	L + 5.50%	L + 5.65%	10/5/2021	Sydney - AU	Office	$560 / sqft	78%	3
90	Senior loan	6/26/2019	66.1	51.9	51.3	L + 3.35%	L + 3.66%	6/20/2024	London - UK	Office	$586 / sqft	61%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
91	Senior loan	6/12/2019	55.0	48.3	48.2	L + 3.25%	L + 3.37%	7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3
92	Senior loan	10/31/2018	63.3	48.0	47.8	L + 5.00%	L + 5.64%	11/9/2023	New York	Multi	$249,489 / unit	61%	3
93	Senior loan	10/31/2018	57.3	47.4	47.3	L + 5.00%	L + 6.01%	11/9/2023	New York	Condo	$399 / sqft	64%	3
94	Senior loan	8/14/2019	70.3	47.3	46.7	L + 2.45%	L + 2.87%	9/9/2024	Los Angeles	Office	$509 / sqft	57%	3
95	Senior loan	5/24/2018	81.3	46.0	45.6	L + 4.10%	L + 4.59%	6/9/2023	Boston	Office	$89 / sqft	55%	3
96	Senior loan	9/25/2018	49.3	45.0	44.8	L + 3.50%	L + 3.79%	9/1/2023	Chicago	Multi	$61,202 / unit	70%	3
97	Senior loan	11/3/2017	45.0	44.0	44.0	L + 3.00%	L + 3.08%	11/1/2022	Los Angeles	Office	$205 / sqft	50%	1
98	Senior loan	2/21/2020	43.8	43.8	43.5	L + 3.25%	L + 3.58%	3/1/2025	Atlanta	Multi	$137,304 / unit	68%	3
99	Senior loan	8/29/2017	51.2	43.5	43.4	L + 3.10%	L + 3.52%	10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
100	Senior loan	6/26/2015	41.6	40.9	40.8	L + 3.75%	L + 3.94%	7/9/2020	San Diego	Office	$187 / sqft	73%	3
101	Senior loan	12/27/2016	39.5	39.5	39.4	L + 3.10%	L + 3.45%	1/9/2022	New York	Multi	$784,286 / unit	64%	3
102	Senior loan	2/20/2019	47.6	37.5	37.2	L + 3.50%	L + 3.91%	3/9/2024	Calgary - CAN	Office	$103 / sqft	52%	3
103	Senior loan	11/30/2018	40.0	37.3	37.3	L + 2.95%	L + 3.38%	12/1/2023	Las Vegas	Multi	$77,810 / unit	70%	2
104	Senior loan	10/31/2019	33.9	33.0	32.9	L + 3.25%	L + 3.34%	11/1/2024	Raleigh	Multi	$162,626 / unit	52%	3
105	Senior loan	12/13/2019	80.0	32.4	31.5	L + 3.55%	L + 4.49%	6/12/2024	Diversified - FR	Industrial	$23 / sqft	55%	3
106	Senior loan	10/31/2019	31.5	31.1	31.0	L + 3.25%	L + 3.33%	11/1/2024	Atlanta	Multi	$163,666 / unit	60%	3
107	Senior loan	8/14/2019	31.0	31.0	30.9	L + 5.00%	L + 6.02%	8/14/2020	Orangeburg	Other	$150 / sqft	36%	3
108	Senior loan	12/3/2019	30.3	30.3	30.3	L + 2.75%	L + 3.20%	3/1/2021	Pensacola	Multi	$117,500 / unit	50%	2
109	Senior loan	6/26/2019	30.0	30.0	30.0	L + 3.25%	L + 3.65%	10/1/2020	Lake Charles	Multi	$111,940 / unit	73%	3
110	Senior loan	10/31/2019	30.2	29.4	29.3	L + 3.25%	L + 3.33%	11/1/2024	Austin	Multi	$155,582 / unit	52%	3
111	Senior loan	5/31/2019	29.3	29.3	29.3	L + 3.75%	L + 3.75%	6/1/2021	Denver	Multi	$195,333 / unit	59%	2
112	Senior loan	8/30/2018	28.7	27.7	27.6	L + 3.00%	L + 3.42%	9/1/2022	Boise	Multi	$108,887 / unit	73%	3
113	Senior loan	10/31/2019	27.2	26.9	26.8	L + 3.25%	L + 3.32%	11/1/2024	Austin	Multi	$133,636 / unit	53%	3
114	Senior loan	12/15/2017	22.5	22.5	22.5	L + 3.50%	L + 3.50%	12/9/2020	Diversified - US	Hospitality	$340,809 / key	50%	3
115	Senior loan	3/24/2020	22.0	22.0	22.0	L + 3.25%	L + 3.26%	10/1/2021	San Jose	Multi	$400,000 / unit	58%	3
116	Senior loan	2/26/2020	20.4	20.4	20.3	L + 2.80%	L + 3.27%	3/1/2021	Atlanta	Multi	$85,356 / unit	36%	3
117	Senior loan	6/15/2018	22.0	20.4	20.5	L + 3.35%	L + 3.79%	7/1/2022	Phoenix	Multi	$71,430 / unit	78%	3
118	Senior loan	12/23/2019	26.2	20.0	19.8	L + 2.85%	L + 3.21%	1/9/2025	Miami	Office	$337 / sqft	68%	3
119	Senior loan	4/26/2019	20.0	20.0	19.9	L + 2.93%	L + 3.38%	5/1/2024	Nashville	Multi	$198,020 / unit	73%	2
120	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%	L + 3.48%	1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
121	Senior loan	3/8/2017	19.5	19.5	19.5	4.84% (7)	5.18% (7)	12/23/2021	Montreal - CAN	Office	$53 / sqft	45%	2
122	Senior loan	3/30/2016	15.3	15.3	15.4	5.15%	5.27%	9/4/2020	Diversified - CAN	Self-Storage	$3,332 / unit	56%	1
123	Senior loan	10/20/2017	17.2	15.1	15.0	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$119,444 / unit	56%	3
124	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%	L + 3.41%	7/1/2022	Portland	Multi	$130,180 / unit	66%	2
125	Senior loan	5/22/2014	14.0	14.0	14.0	L + 2.90%	L + 3.06%	6/15/2021	Orange County	Office	$32 / sqft	74%	2
126	Senior loan	4/30/2019	15.5	13.9	13.8	L + 3.00%	L + 3.32%	5/1/2024	Houston	Multi	$44,848 / unit	78%	3
127	Senior loan	2/28/2019	15.3	13.8	13.7	L + 3.00%	L + 3.33%	3/1/2024	San Antonio	Multi	$59,800 / unit	75%	3
128	Senior loan	5/30/2018	10.1	10.1	10.1	L + 3.90%	L + 3.97%	6/1/2021	Phoenix	Multi	$112,222 / unit	74%	3
129	Senior loan	10/31/2018	10.0	10.0	10.0	L + 3.35%	L + 3.58%	11/1/2020	Boise	Multi	$156,250 / unit	74%	2
130	Senior loan	9/1/2016	8.5	8.5	8.6	L + 4.20%	L + 4.38%	9/1/2022	Atlanta	Multi	$78,696 / unit	72%	1
131	Senior loan (4)	3/23/2020	348.6	0.0	(1.1)	L + 3.75%	L + 4.82%	1/9/2025	Nashville	Mixed-Use	$66 / sqft	78%	3
132	Senior loan	10/1/2019	341.7	0.0	(3.4)	L + 3.75%	L + 4.21%	10/9/2025	Atlanta	Mixed-Use	$505 / sqft	70%	3
	CECL reserve				(112.7)

	Loans receivable, net		$22,066.5	$17,161.0	$16,250.9	L + 3.22%	L + 3.56%	3.7 yrs				64%	3.0

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2020, five loans in our portfolio have been financed with an aggregate $692.3 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $84.2 million subordinate risk retention interest in the $880.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of March 31, 2020, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $11.4 billion of such loans earned interest based on floors that are above the applicable index. The other 3% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of March 31, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Loan Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2020, 97% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2020, the remaining 3% of our loans by total loan exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following March 31, 2020, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)		Interest Rate Sensitivity as of March 31, 2020
			Increase in Rates		Decrease in Rates
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$11,656,287	Income	$10,389	$23,731	$(6,366)	$(12,689)
	(8,904,263)	Expense	(16,695)	(33,396)	15,573	31,111

	$2,752,024	Net interest	$(6,306)	$(9,665)	$9,207	$18,422

EUR	$3,078,210	Income	$—	$2,912	$—	$—
	(2,399,691)	Expense	—	(2,261)	—	—

	$678,519	Net interest	$—	$651	$—	$—

GBP	$1,574,946	Income	$2,489	$5,271	$(2,338)	$(4,341)
	(1,085,655)	Expense	(2,171)	(4,343)	2,171	4,343

	$489,291	Net interest	$318	$928	$(167)	$2

AUD	$320,514	Income	$—	$—	$—	$—
	(237,945)	Expense	(476)	(952)	476	799

	$82,569	Net interest	$(476)	$(952)	$476	$799

CAD (3)	$38,926	Income	$3	$6	$(3)	$(6)
	(42,658)	Expense	(85)	(171)	85	171

	$(3,732)	Net interest	$(82)	$(165)	$82	$165

		Total net interest	$(6,546)	$(9,203)	$9,598	$19,388

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 11 to our consolidated financial statements for additional details of our incentive fee calculation. In addition, $11.4 billion of our loans earned interest based on floors that are above the applicable index as of March 31, 2020.

(2)	Includes amounts outstanding under secured debt agreements, non-consolidated senior interests, securitized debt obligations, and secured term loans.
(3)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($12.3 million as of March 31, 2020) that are used to hedge a portion of our fixed rate debt.

Loan Portfolio Value
As of March 31, 2020, 3% of our loans by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.
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
The
COVID-19
pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions may persist into the future and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. Accordingly, discussions we have had with our borrowers have addressed potential near-term defensive loan modifications, which could include repurposing of reserves, temporary deferrals of interest, or performance test or covenant waivers on loans collateralized by assets directly impacted by the
COVID-19
pandemic, and which would typically be coupled with an additional equity commitment and/or guaranty from sponsors.
While no loan modifications of this nature have been closed to date, we are encouraged by the tone of these conversations and our borrowers’ initial response to the
COVID-19
pandemic’s impacts on their properties. We believe our loan sponsors are generally committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, patient, well-funded institutional sponsors. Our portfolio’s low origination weighted-average LTV of 63.4% as of March 31, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
Our Manager’s portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone’s real estate platform. Blackstone Real Estate is one of the largest owners and operators of real estate in the world, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.

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
The
COVID-19
pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. U.S. financial markets, in particular, are experiencing limited liquidity and forced selling by certain market participants with insufficient liquidity available to meet current obligations has put further downward pressure on asset prices. In reaction to these tumultuous and unpredictable market conditions, banks and other lenders have generally restricted lending activity and requested margin posting or repayments where applicable for secured loans collateralized by assets with depressed valuations.
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. We have not experienced any margin calls to date under any of our credit facilities, however, given the breadth of the
COVID-19
pandemic and the resulting uncertainty of its economic impact, we are focused on strengthening our financing arrangements and we have proactively entered into discussions to reduce the advance rate on certain assets within these facilities, and therefore the amount we are able to borrow against such assets, to mitigate the risk of future margin calls as well.
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
Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. During the three months ended March 31, 2020, we terminated all of our outstanding foreign currency forward contracts, with aggregate notional amounts of
€
552.1 million, £365.5 million, A$134.8 million, and C$23.7 million, which we previously used to hedge our net exposure to the capital we have invested in such currencies against fluctuations in foreign exchange rates and currency exchange rates. The termination of these hedges resulted in the receipt of $68.5 million of cash from our hedge counterparties, which represents incremental liquidity to us. Our exposure to these currencies continues to be reduced by our local-currency borrowings investments denominated in currencies other than the U.S. dollar.
The following table outlines our assets and liabilities that are denominated in a foreign currency (
€
/£/A$/C$ in thousands):

	March 31, 2020
Foreign currency assets (1)	€2,805,782	£1,641,964	A$	527,876	C$	105,396
Foreign currency liabilities (1)	(2,176,218)	(1,179,198)		(389,686)		(77,348)

Net exposure to exchange rate fluctuations	€629,564	£462,766	A$	138,190	C$	28,048

____________

(1)	Balances include non-consolidated senior interests of £302.0 million

We estimate that a 10% appreciation of the United States dollar relative to the Euro, British Pound Sterling, Australian Dollar, and Canadian Dollar would result in a decline in our net assets in U.S. dollar terms of $69.4 million, $57.5 million, $8.5 million, and $2.0 million, respectively, as of March 31, 2020.
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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2020, we were not involved in any material legal proceedings.
ITEM 1A.	RISK FACTORS
For information regarding factors that could affect our results of operations, financial condition and liquidity, see the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
for the year ended December 31, 2019, or Annual Report.
In light of developments relating to the
COVID-19
pandemic occurring subsequent to the filing of our Annual Report, we are supplementing the risk factors discussed in our Annual Report with the following risk factor, which should be read in conjunction with the risk factors contained in our Annual Report.
The current outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economy and to our business, and may have an adverse impact on our performance and results of operations.
During the first quarter of 2020, there was a global outbreak of a novel coronavirus
(“COVID-19”),
which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
COVID-19.
The global impact of the outbreak has been rapidly evolving, and as cases of
COVID-19
have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential
businesses. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.
The outbreak of
COVID-19
may have a material adverse impact on our financial condition, liquidity and results of operations and the market price of our Class A common stock, among other things. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. Although many or all facets of our business have been or could be impacted by
COVID-19,
we currently believe the following impacts to be among the most material to us:
•
COVID-19
could have a significant long-term impact on the broader economy and the commercial real estate market generally, which would negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, and other asset classes which are particularly negatively impacted by the pandemic. While we believe the principal amount of our loans are generally adequately protected by underlying value, there can be no assurance that we will realize the entire principal value of certain investments.
•	We are actively engaged in discussions with our borrowers, some of whom have indicated that, due to the impact of the
COVID-19
pandemic, they have been unable to timely execute their business plans, have had to temporarily close their businesses or have experienced other negative business consequences and have requested or indicated that they will be requesting interest deferral or forbearance or other modifications of their loans. We therefore anticipate more frequent modifications of our loans and potentially instances of default or foreclosure on assets underlying our loans, which will adversely affect the credit profile of our assets and our results of operations and financial condition.
•	We have reverse purchase agreements with numerous lenders and are actively engaged in discussions around the value of pledged assets as defined in our agreements with such lenders, potential deleveraging, the application of certain provisions of such agreements to these circumstances and other structural elements under the agreements. If we do not have the funds available to make required payments, it would likely result in defaults and potential loss of assets to the lenders unless we are able to raise the funds from alternative sources, including by selling or financing assets or raising capital (“liquidity sources”), each of which we may be required to do under adverse market conditions or at an inopportune time or on unfavorable terms, or may be unable to do at all. COVID-19 has made it very difficult for businesses generally, including us, to access liquidity sources at terms commensurate with those prior to this pandemic, or at all. Pledging additional collateral or otherwise paying down facilities to satisfy our lenders and avoid potential margin calls and loan defaults would reduce our cash available to meet subsequent margin calls and/or future funding requests as well as make other, higher yielding investments, thereby decreasing our liquidity, return on equity, available cash, net income and ability to implement our investment strategy. If we cannot meet lender requirements related to margin calls or other terms of our credit agreements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow additional funds, which would materially and adversely affect our financial condition and ability to implement our investment strategy.
•	COVID-19 likely will reduce the availability of liquidity sources, but our requirements for liquidity, including future loan funding obligations and margin calls, likely will not be commensurately reduced. If we did not have funds available to meet our obligations, we would have to raise funds from alternative sources, which may be at unfavorable terms or may not be available to us due to the impacts of COVID-19. We expect that the adverse impact of the COVID-19 pandemic will likely adversely affect our liquidity position and could limit our ability to grow our business and fully execute our business strategy. We expect to preserve and build our liquidity to best position the Company to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our class A common stock (as will be done for the quarter ended March 31, 2020) and /or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time.
•	Interest rates and credit spreads have been significantly impacted since the outbreak of
COVID-19.
This can result in volatile changes to the fair value of our floating rate loans and also the interest obligations on our floating-rate debt and fair value of our fixed-rate liabilities, which could result in an increase to our interest expense.
The immediately preceding outcomes are those we consider to be most material as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks described in our Annual Report on Form
10-K
for the year ended December 31, 2019, including:
•	lack of liquidity in certain of our assets;
•	the greater risk of loss to which we are exposed in connection with
B-notes,
mezzanine loans, and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures;
•	risks associated with loans on properties in transition or construction;
•	risks associated with loans or investments involving assets in foreign jurisdictions, especially those experiencing difficulty;
•	impairment of our investments and harm to our operations from a prolonged economic slowdown, a lengthy or severe recession or declining real estate values;
•	foreign currency risks;
•	the concentration of our loans and investments in terms of geography, asset types and sponsors;
•	losses resulting from foreclosing on certain of the loans we originate or acquire;
•	risks associated with our investments in CMBS, CLOs, and other similar structured finance investments, including those we structure, sponsor or arrange;

•	downgrades in credit ratings assigned to our investments;
•	investments in non-conforming and non-investment grade rated loans or securities;
•	investments in interest rate- and foreign currency-related derivative instruments;
•	the difficulty of estimating provisions for loan losses;
•	our debt under our credit facilities and our corporate debt;
•	risks associated with non-recourse securitizations which we use to finance our assets;
•	losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment partners;
•	borrower and counterparty risks;
•	risks associated with our hedging strategies;
•	if the market value or income potential of our real estate-related investments declines, we may need to increase our real estate investments and income and/or liquidate our non-qualifying
assets in order to maintain our REIT qualification or exclusion from regulation under the Investment Company Act of 1940, as amended;
•	operational impacts on ourselves and our third-party advisors, service providers, vendors and counterparties, including operating partners, property managers, other independent third-party appraisal firms that provide appraisals of properties collateralizing our loans, our lenders and other providers of financing, brokers and other counterparties that we purchase and sell assets to and from, derivative counterparties, and legal and diligence professionals that we rely on for acquiring our investments;
•	limitations on our ability to ensure business continuity in the event our, or our third-party advisors’ and service providers’, continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	the availability of key personnel of the Manager and our service providers as they face changed circumstances and potential illness during the pandemic; and
•	other risks described in our Annual Report as they may be amended by our periodic filings with the SEC.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of
COVID-19
will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.
COVID-19
and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Amendment No. 10 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 13, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.2	Amendment No. 11 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 23, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.3	Amendment No. 8 to Master Repurchase Agreement, dated as of February 19, 2020, among Parlex 1 Finance, LLC and Bank of America, N. A.

10.4
Third Amendment, dated as of February 19, 2020, to Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, and Citibank, N.A.

10.5	Amendment No. 12 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2020, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

April 28, 2020	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 28, 2020	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)