Form 10-Q
period 2020-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2020-07-29
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
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

☒
The number of the registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of July 22, 2020 was

146,197,290
.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$1,259,836	$150,090
Loans receivable	16,339,403	16,164,801
Current expected credit loss reserve	(178,050)	—

Loans receivable, net	16,161,353	16,164,801
Other assets	241,934	236,980

Total Assets	$17,663,123	$16,551,871

Liabilities and Equity
Secured debt agreements, net	$9,689,541	$10,054,930
Securitized debt obligations, net	2,240,612	1,187,084
Secured term loans, net	1,045,163	736,142
Convertible notes, net	614,710	613,071
Other liabilities	177,313	175,963

Total Liabilities	13,767,339	12,767,190

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized and 146,196,662 shares issued and outstanding as of June 30, 2020, and 200,000,000 shares authorized and 135,003,662 shares issued and outstanding as of December 31, 2019	1,462	1,350
Additional paid-in capital	4,685,159	4,370,014
Accumulated other comprehensive income (loss)	8,925	(16,233)
Accumulated deficit	(820,783)	(592,548)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,874,763	3,762,583
Non-controlling interests	21,021	22,098

Total Equity	3,895,784	3,784,681

Total Liabilities and Equity	$17,663,123	$16,551,871

Note: The consolidated balance sheets as of June 30, 2020 and December 31, 2019 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of June 30, 2020 and December 31, 2019, assets of the consolidated VIEs totaled $2.7 billion and $1.4 billion, respectively, and liabilities of the consolidated VIEs totaled $2.2 billion and $1.2 billion, respectively. Refer to Note 15 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income from loans and other investments
Interest and related income	$191,982	$223,369	$396,857	$448,128
Less: Interest and related expenses	84,853	116,891	189,092	235,579

Income from loans and other investments, net	107,129	106,478	207,765	212,549
Other expenses
Management and incentive fees	20,496	20,984	39,773	40,774
General and administrative expenses	11,286	9,897	23,078	19,210

Total other expenses	31,782	30,881	62,851	59,984
Increase in current expected credit loss reserve	(56,819)	—	(179,521)	—

Income (loss) before income taxes	18,528	75,597	(34,607)	152,565
Income tax provision	23	46	173	147

Net income (loss)	18,505	75,551	(34,780)	152,418

Net income attributable to non-controlling interests	(961)	(377)	(1,028)	(680)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$17,544	$75,174	$(35,808)	$151,738

Net income (loss) per share of common stock basic and diluted	$0.13	$0.59	$(0.26)	$1.21

Weighted-average shares of common stock outstanding, basic and diluted	138,299,418	126,475,244	136,959,341	125,410,064

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$18,505	$75,551	$(34,780)	$152,418
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	21,342	(9,578)	(48,166)	(4,164)
Realized and unrealized (loss) gain on derivative financial instruments	(30,665)	10,914	73,325	8,966

Other comprehensive (loss) income	(9,323)	1,336	25,159	4,802

Comprehensive income (loss)	9,182	76,887	(9,621)	157,220
Comprehensive income attributable to non-controlling interests	(961)	(377)	(1,028)	(680)

Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$8,221	$76,510	$(10,649)	$156,540

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13, see Note 2	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	4	—	—	—	4	—	4
Restricted class A common stock earned	—	8,550	—	—	8,550	—	8,550
Dividends reinvested	—	162	—	(150)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	34,481	—	34,481	—	34,481
Net (loss) income	—	—	—	(53,350)	(53,350)	67	(53,283)
Dividends declared on common stock, $0.62 per share	—	—	—	(83,920)	(83,920)	—	(83,920)
Contributions from non-controlling interests	—	—	—	—	—	8,108	8,108
Distributions to non-controlling interests	—	—	—	—	—	(6,681)	(6,681)

Balance at March 31, 2020	$1,354	$4,378,851	$18,248	$(747,533)	$3,650,920	$23,507	$3,674,427

Shares of class A common stock issued, net	108	297,491	—	—	297,599	—	297,599
Restricted class A common stock earned	—	8,527	—	—	8,527	—	8,527
Dividends reinvested	—	165	—	(152)	13	—	13
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive loss	—	—	(9,323)	—	(9,323)	—	(9,323)
Net income	—	—	—	17,544	17,544	961	18,505
Dividends declared on common stock, $0.62 per share	—	—	—	(90,642)	(90,642)	—	(90,642)
Distributions to non-controlling interests	—	—	—	—	—	(3,447)	(3,447)

Balance at June 30, 2020	$1,462	$4,685,159	$8,925	$(820,783)	$3,874,763	$21,021	$3,895,784

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(34,780)	$152,418
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Satisfaction of management and incentive fees in stock	19,277	—
Non-cash compensation expense	17,329	15,522
Amortization of deferred fees on loans and debt securities	(28,325)	(28,511)
Amortization of deferred financing costs and premiums/ discount on debt obligations	18,747	15,232
Increase in current expected credit loss reserve	179,521	—
Changes in assets and liabilities, net
Other assets	7,778	(1,285)
Other liabilities	(3,839)	3,808

Net cash provided by operating activities	175,708	157,184

Cash flows from investing activities
Origination and fundings of loans receivable	(1,240,642)	(1,922,219)
Principal collections and sales proceeds from loans receivable and debt securities	928,348	1,807,121
Origination and exit fees received on loans receivable	11,969	17,721
Receipts under derivative financial instruments	85,465	9,893
Payments under derivative financial instruments	(28,488)	(2,941)
Collateral deposited under derivative agreements	(191,540)	(9,090)
Return of collateral deposited under derivative agreements	200,160	9,090

Net cash used in investing activities	(234,728)	(90,425)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities
Borrowings under secured debt agreements	$2,200,042	$1,464,038
Repayments under secured debt agreements	(2,486,103)	(2,172,557)
Proceeds from issuance of collateralized loan obligations	1,243,125	—
Repayment of collateralized loan obligations	(179,759)	—
Proceeds from sale of loan participations	—	21,346
Repayment of loan participations	—	(115,874)
Net proceeds from issuance of secured term loans	315,438	498,750
Repayments of secured term loans	(3,744)	—
Payment of deferred financing costs	(27,906)	(23,323)
Contributions from non-controlling interests	8,108	18,628
Distributions to non-controlling interests	(10,128)	(728)
Net proceeds from issuance of class A common stock	278,322	372,329
Dividends paid on class A common stock	(167,623)	(154,443)

Net cash provided by (used in) financing activities	1,169,772	(91,834)

Net increase (decrease) in cash, cash equivalents, and restricted cash	1,110,752	(25,075)
Cash and cash equivalents at beginning of period	150,090	105,662
Effects of currency translation on cash and cash equivalents	(1,006)	(3)

Cash and cash equivalents at end of period	$1,259,836	$80,584

Supplemental disclosure of cash flows information
Payments of interest	$(173,040)	$(219,573)

Payments of income taxes	$(148)	$(99)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(90,642)	$(83,259)

Satisfaction of management and incentive fees in stock	$19,277	$—
Loan principal payments held by servicer, net	$81,261	$32,975

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
In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate  position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate  position we o
w
n
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices and retail centers. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2020, however uncertainty over the ultimate impact
COVID-19
will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2020 inherently less certain than they would be absent the current and potential impacts of
COVID-19.
Actual results may ultimately differ from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both June 30, 2020 and December 31, 2019, we had no restricted cash on our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $350.4 million and $450.8 million as of June 30, 2020 and December 31, 2019, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses
on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. The initial CECL reserve recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income (loss) o
n our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2020. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
Our loans typically include commitments to fund incremental proceeds to our borrowers over t he life of the loan, which future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other Liabilities on our consolidated balance sheets. This CECL reserve is estimated using the same process outlined above for our outstanding loan balances, and changes in this component of the CECL reserve will similarly impact our consolidated net income (loss).
For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The CECL reserve is measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. We have identified the following pools and measure the reserve for credit losses using the following methods:

•	U.S. Loans : WARM method that incorporates a subset of historical loss data, expected weighted-average remaining maturity of our loan pool, and an economic view.

•	Non-U.S. Loans : WARM method that incorporates a subset of historical loss data, expected weighted average remaining maturity of our loan pool, and an economic view.

•	Unique Loans : a probability of default and loss given default model, assessed on an individual basis.

•
Impaired Loans
: practical expedient applied for
collateral-dependent
loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager. Actual losses, if any, could ultimately differ from these estimates.

We adopted ASU
2016-13
using the modified-retrospective method for all financial assets measured at amortized cost. Prior to our adoption, we had no loan loss provisions on our consolidated balance sheets. We recorded a cumulative-effective adjustment to the opening retained earnings in our consolidated statement of equity as of January 1, 2020.
The following table details the impact of this adoption ($ in thousands):

Impact of ASU 2016-13 Adoption
Assets:
Loans
U.S. Loans	$8,955
Non-U.S. Loans	3,631
Unique Loans	1,356

CECL reserve on loans	$13,942

CECL reserve on held-to-maturity debt securities	445
Liabilities:
CECL reserve on unfunded loan commitments	3,263

Total impact of ASU 2016-13 adoption on retained earnings	$17,650

Contractual Term and Unfunded Loan Commitments
Expected credit losses are estimated over the contractual term of each loan, adjusted for expected prepayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2020
.
Derivative Financial Instruments
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
On a quarterly basis, we also formally assess whether the derivative we designated in each hedging relationship is expected to be, and has been, highly effective in offsetting changes in the value or cash flows of the hedged items. If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in net income (loss) prospectively. Effective April 1, 2020, our net investment hedges are assessed using a method based on changes in spot exchange rates. Gains and losses, representing hedge components excluded from the assessment of effectiveness, are recognized in interest income on our consolidated statements of operations over the contractual term of our net investment hedges on a systematic and rational basis, as documented at hedge inception in accordance with our accounting policy election. All other changes in the fair value of our derivative instruments that qualify as hedges are reported as a component of accumulated other comprehensive income (loss) on our consolidated financial statements. Deferred gains and losses are reclassified out of accumulated other comprehensive income (loss) and into net income (loss) in the same period or periods during which the hedged transaction affects earnings, and are presented in the same line item as the earnings effect of the hedged item. For cash flow hedges, this is typically when the periodic swap settlements are made, while for net investment hedges, this occurs when the hedged item is sold or substantially liquidated. To the extent a derivative does not qualify for hedge accounting and is deemed a non-designated hedge, the changes in its fair value are included in net income (loss) concurrently.

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
Senior Loan Participations
In certain instances, we finance our loans through the non-recourse syndication of a senior loan interest to a third-party. Depending on the particular structure of the syndication, the senior loan interest may remain on our GAAP balance sheet or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in our consolidated financial statements. When these sales are not recognized under GAAP we reflect the transaction by recording a loan participations sold liability on our consolidated balance sheet, however this gross presentation does not impact stockholders’ equity or net income (loss). When the sales are recognized, our balance sheet only includes our remaining subordinate loan and not the non-consolidated senior interest we sold.
Secured Term Loans
We record our secured term loans as liabilities on our consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized through the maturity date of the secured term loans as additional non-cash
interest expense.
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
Certain of our other assets are reported at fair value
, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 14
. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Mana ger.
During the three months ended June 30, 2020, we recorded an aggregate $69.7 million CECL reserve specifically related to two of our loans receivable with an aggregate outstanding principal balance of $334.2 million.
The CECL reserve was recorded based o
n our
Manager’s e
sti
mation
of the fair value of the loan’s underlying collateral as of June 30, 2020. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy.
The significant unobserva
ble
inputs used to estimate the fair value of these loans receivable include the exit c apitalization rate assumption used to
forecast the future sa
le price of the underlying real estate collateral, which ranged from
4.25% to 4.80%.
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

•
Loans receivable, net: The fair values of these loans were estimated by our Manager based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager.

•
Debt securities held-to-maturity: The fair value of these instruments was estimated by utilizing third-party pricing service providers assuming the securities are not sold prior to maturity. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

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

•
Secured term loans, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

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
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager and certain individuals employed by an affiliate of our Manager that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income (loss) on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 13 for additional information.
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
ASU
2016-13
significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income
 (
loss
)
. ASU
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2020	December 31, 2019
Number of loans	128	128
Principal balance	$16,434,631	$16,277,343
Net book value	$16,161,353	$16,164,801
Unfunded loan commitments (1)	$3,590,868	$3,911,868
Weighted-average cash coupon (2)	L + 3.17%	L + 3.20%
Weighted-average all-in yield (2)	L + 3.52%	L + 3.55%
Weighted-average maximum maturity (years) (3)	3.5	3.8

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of June 30, 2020, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and $12.6 billion of such loans earned interest based on floors that are above the applicable index. The other 1% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of June 30, 2020 and December 31, 2019, respectively, for purposes of the weighted-averages. As of December 31, 2019, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $6.1 billion of such loans earned interest based on floors that are above the applicable index. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2020, 51% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 49% were open to repayment by the borrower without penalty. As of December 31, 2019, 61% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Loans Receivable, as of December 31, 2019	$16,277,343	$(112,542)	$16,164,801
Loan fundings	1,240,642	—	1,240,642
Loan repayments	(953,069)	—	(953,069)
Unrealized (loss) gain on foreign currency translation	(130,285)	1,232	(129,053)
Deferred fees and other items	—	(11,969)	(11,969)
Amortization of fees and other items	—	28,051	28,051

Loans Receivable, as of June 30, 2020	$16,434,631	$(95,228)	$16,339,403

CECL reserve			(178,050)

Loans Receivable, net, as of June 30, 2020			$16,161,353

(1)	Other items primarily consist of purchase discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

June 30, 2020
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	60	$9,580,065	$9,940,103	59%
Hospitality	14	2,220,051	2,295,799	13
Multifamily	36	1,881,529	1,947,388	11
Industrial	7	840,065	844,665	5
Retail	4	533,088	544,682	3
Self-Storage	2	289,329	289,441	2
Condominium	2	232,220	233,621	1
Other	3	763,056	1,078,545	6

Total loans receivable	128	$16,339,403	$17,174,244	100%

CECL reserve		(178,050)

Loans receivable, net		$16,161,353

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	27	$4,277,301	$4,301,875	25%
West	28	2,924,455	3,304,345	19
Southeast	25	2,363,782	2,376,630	14
Midwest	9	1,044,542	1,048,537	6
Southwest	12	614,003	616,253	4
Northwest	1	15,515	15,530	—

Subtotal	102	11,239,598	11,663,170	68
International
United Kingdom	13	1,658,666	1,997,241	12
Ireland	1	1,323,243	1,333,139	8
Spain	2	1,208,597	1,214,209	7
Germany	1	198,675	250,803	1
Australia	2	232,376	233,425	1
Italy	1	186,671	188,510	1
Netherlands	1	96,634	97,731	1
Belgium	1	87,222	87,304	1
Canada	3	75,534	75,684	—
France	1	32,187	33,028	—

Subtotal	26	5,099,805	5,511,074	32

Total loans receivable	128	$16,339,403	$17,174,244	100%

CECL reserve		(178,050)

Loans receivable, net		$16,161,353

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $739.6 million of such non-consolidated
senior interests as of June 30, 2020.

(2)	Excludes investment exposure to the $857.3 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
non-consolidated
senior interests as of December 31, 2019.

(2)	Excludes investment exposure to the $930.0 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	June 30, 2020			December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	6	$403,025	$404,596	6	$376,379	$378,427
2	28	3,143,641	3,163,083	30	3,481,123	3,504,972
3	78	9,509,007	10,306,208	89	12,137,963	12,912,722
4	14	2,951,069	2,966,195	3	169,336	169,743
5	2	332,661	334,162	—	—	—

Total loans receivable	128	$16,339,403	$17,174,244	128	$16,164,801	$16,965,864

CECL reserve		(178,050)			—

Loans receivable, net		$16,161,353			$16,164,801

(1)	In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $739.6 million and $688.5 million of such non-consolidated
senior interests as of June 30, 2020 and December 31, 2019, respectively.
(2)	Excludes investment exposure to the 2018 Single Asset Securitization of $857.3 million and $930.0 million as of June 30, 2020 and December 31, 2019, respectively. See Note 4 for details of the subordinate position

we own in the 2018 Single Asset Securitization.
The weighted-average risk rating of our total loan exposure was
3.0 and 2.8
as of June 30, 2020 and December 31, 2019, respectively. The increase in the risk rating was primarily the result of loans with an aggregate principal balance of $3.1 billion that were downgraded to a
“4”
or
 “5”
as of June 30, 2020 to reflect the higher risk in loans collateralized by hospitality assets and select other assets that are particularly negatively impacted by the COVID-19 pandemic.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and
six months ended June 30, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	—	13,942
Increase in CECL reserve	52,449	16,114	25,884	69,661	164,108

CECL reserve as of June 30, 2020	$61,404	$19,745	$27,240	$69,661	$178,050

CECL reserve as of March 31, 2020	$64,861	$21,825	$26,008	$—	$112,694
(Decrease) increase in CECL reserve	(3,457)	(2,080)	1,232	69,661	65,356

CECL reserve as of June 30, 2020	$61,404	$19,745	$27,240	$69,661	$178,050

Our initial CECL reserve against our loans receivable portfolio of $13.9 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income
 (loss)
on our consolidated statements of operations. During the three and six months ended June 30, 2020, we recorded an increase of $65.4 million and $164.1 million, respectively, in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $178.1 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Note 2 for further discussion of
COVID-19.
During the first quarter of 2020, we entered into a loan modification related to a multifamily asset in New York City
,
 which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, an additional borrower contribution of capital, a reduction in loan spread, and an extension of the loan’s maturity date to November 9, 2020. As of June 30, 2020, we recorded a

$14.8
million CECL reserve on this loan, which had an outstanding principal balance of
$52.8
million as of June 30, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of June 30, 2020, and to reflect ongoing loan modification discussions. As of June 30, 2020, the borrower was current with all terms of the loan, including payments of interest.
As of June 30, 2020, we recorded a
$54.9
million CECL reserve on a loan
related to a ho
spitality
as
set in New York
City
with an outstanding principal balance of

$281.4
million as of June 30, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of June 30, 2020, and to reflect ongoing loan modification discussions. As of June 30, 2020, the borrower was current with all terms of the loan, including payments of interest.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following table presents the net book value of our loan portfolio as of June 30, 2020 by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)(2)
	As of June 30, 2020
	2020	2019	2018	2017	2016	Prior	Total
U.S. loans
1	$20,362	$199,351	$—	$43,979	$22,153	$—	$285,845
2	—	86,727	1,907,488	758,791	79,947	223,466	3,056,419
3	586,916	2,404,636	1,625,490	1,116,969	229,517	228,698	6,192,226
4	65,860	165,782	1,042,967	63,212	110,158	—	1,447,979
5	—	—	—	—	—	—	—

Total U.S. loans	$673,138	$2,856,496	$4,575,945	$1,982,951	$441,775	$452,164	$10,982,469

Non-U.S. loans
1	$—	$—	$117,180	$—	$—	$—	$117,180
2	—	—	—	87,222	—	—	87,222
3	96,634	2,423,414	430,690	—	103,880	—	3,054,618
4	—	231,923	—	—	—	—	231,923
5	—	—	—	—	—	—	—

Total Non-U.S. loans	$96,634	$2,655,337	$547,870	$87,222	$103,880	$—	$3,490,943

Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	178,505	—	—	83,658	262,163
4	—	294,492	976,675	—	—	—	1,271,167
5	—	—	—	—	—	—	—

Total unique loans	$—	$294,492	$1,155,180	$—	$—	$83,658	$1,533,330

Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	279,874	—	—	52,787	332,661

Total impaired loans	$—	$—	$279,874	$—	$—	$52,787	$332,661

Total loans receivable
1	$20,362	$199,351	$117,180	$43,979	$22,153	$—	$403,025
2	—	86,727	1,907,488	846,013	79,947	223,466	3,143,641
3	683,550	4,828,050	2,234,685	1,116,969	333,397	312,356	9,509,007
4	65,860	692,197	2,019,642	63,212	110,158	—	2,951,069
5	—	—	279,874	—	—	52,787	332,661

Total loans receivable	$769,772	$5,806,325	$6,558,869	$2,070,173	$545,655	$588,609	$16,339,403

CECL reserve							(178,050)

Loans receivable, net							$16,161,353

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)	Excludes the $75.8
million net book value of our held-to-maturity debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of June 30, 2020 and December 31, 2019, our Multifamily Joint Venture held $624.1 million and $670.5 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2020	December 31, 2019
Loan portfolio payments held by servicer (1)	$81,261	$49,584
Debt securities held-to-maturity (2)	79,955	86,638
CECL reserve	(4,119)	—

Debt securities held-to-maturity, net	75,836	86,638
Accrued interest receivable	60,792	66,649
Collateral deposited under derivative agreements	22,180	30,800
Prepaid taxes	376	376
Prepaid expenses	328	739
Derivative assets	327	1,079
Other	834	1,115

Total	$241,934	$236,980

(1)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)
Represents the subordinate position we own in the 2018
Single Asset Securitization, which held aggregate loan assets of $857.3 million and $930.0 million as of June 30, 2020 and December 31, 2019, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 15 for additional discussion.

Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the three and
six months ended June 30, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Debt Securities Held-To-Maturity
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	445	—	—	—	445
Increase in CECL reserve	3,674	—	—	—	3,674

CECL reserve as of June 30, 2020	$4,119	$—	$—	$—	$4,119

CECL reserve as of March 31, 2020	$5,122	$—	$—	$—	$5,122
Decrease in CECL reserve	(1,003)	—	—		(1,003)

CECL reserve as of June 30, 2020	$4,119	$—	$—	$—	$4,119

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Our initial CECL reserve against our debt securities
held-to-maturity
of $445,000 recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income
 (loss)
on our consolidated statements of operations. During the three and six months ended June 30, 2020, we recorded a decrease of $1.0 million and an increase of $3.7 million, respectively, in the expected credit loss reserve against our debt securities held-to-maturity,
bringing our total CECL reserve to $4.1 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19

pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.

Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2020	December 31, 2019
Accrued dividends payable	$90,642	$83,702
Derivative liabilities	26,164	42,263
Accrued interest payable	20,895	24,831
Accrued management and incentive fees payable	20,496	20,159
Current expected credit loss reserve for unfunded loan commitments (1)	15,002	—
Accounts payable and other liabilities	4,114	5,008

Total	$177,313	$175,963

(1)	Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments

As of June 30, 2020, we had unfunded commitments of $3.6 billion related to 91 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 17 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and six months ended June 30, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	—	3,263
Increase in CECL reserve	10,035	1,625	79	—	11,739

CECL reserve as of June 30, 2020	$12,836	$2,078	$88	$—	$15,002

CECL reserve as of March 31, 2020	$19,793	$2,672	$71	$—	$22,536
(Decrease) increase in CECL reserve	(6,957)	(594)	17	—	(7,534)

CECL reserve as of June 30, 2020	$12,836	$2,078	$88	$—	$15,002

Our initial CECL reserve against our unfunded loan commitments of $3.3 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income
 (loss)
on our consolidated statements of operations. During the three and six months ended June 30, 2020, we recorded a decrease of $7.5 million and an increase of $11.7 million, respectively, in the expected credit loss reserve against our unfunded loan commitments, bringing our total CECL reserve to $15.0 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
5. SECURED DEBT AGREEMENTS, NET
During the three months ended June 30, 2020, we

entered into agreements with seven of our secured credit facility lenders, representing an aggregate $7.9 billion of our secured credit facilities, to temporarily suspend credit mark provisions on certain of their portfolio assets in exchange for: (i) cash repayments; (ii) pledges of additional collateral; and (iii) reductions in our available borrowings.
Our secured debt agreements include secured credit facilities, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	June 30, 2020	December 31, 2019
Secured credit facilities	$9,431,109	$9,753,059
Asset-specific financings	285,343	330,879
Revolving credit agreement	—	—

Total secured debt agreements	$9,716,452	$10,083,938

Deferred financing costs (1)	(26,911)	(29,008)

Net book value of secured debt	$9,689,541	$10,054,930

(1)
Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Secured Credit Facilities
The following table details our secured credit facilities as of June 30, 2020 ($ in thousands):

	June 30, 2020
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$2,011,496	$2,011,496	$—	$2,673,795
Barclays	1,637,749	1,607,267	30,482	2,110,436
Wells Fargo	1,516,822	1,497,542	19,280	1,960,089
Citibank	916,680	899,627	17,053	1,189,282
Goldman Sachs	582,860	582,854	6	781,016
Bank of America	540,376	540,376	—	750,722
Morgan Stanley	492,293	492,293	—	786,931
MetLife	444,502	444,502	—	556,015
JP Morgan	415,535	388,182	27,353	558,291
Santander	244,607	244,607	—	306,082
Société Générale	236,698	236,698	—	301,932
Goldman Sachs - Multi. JV (3)	234,464	234,464	—	306,555
US Bank - Multi. JV (3)	220,139	217,281	2,858	275,174
Bank of America - Multi. JV (3)	33,920	33,920	—	42,400

	$9,528,141	$9,431,109	$97,032	$12,598,720

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
The weighted-average outstanding balance of our secured credit facilities was $9.2 billion for the six months ended June 30, 2020. As of June 30, 2020, we had aggregate borrowings of $9.4 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.62% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.82% per annum, and a weighted-average advance rate of 75.6%. As of June 30, 2020, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.4 years.

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
The weighted-average outstanding balance of our secured credit facilities was $8.9 billion for the six months ended December 31, 2019. As of December 31, 2019, we had aggregate borrowings of $9.8 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.60% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.79% per annum, and a weighted-average advance rate of 79.4%. As of December 31, 2019, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.6 years.
Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following tables outline the key terms of our credit facilities as of June 30, 2020:

Lender	Currency	Guarantee (1)	Margin Call (2)	Term/Maturity
Morgan Stanley	$ / £ / €	25%	Collateral marks only	March 1, 2022
Goldman Sachs - Multi. JV (3)		$25%	Collateral marks only	July 12, 2022 (6)
Bank of America - Multi. JV (3)		$43%	Collateral marks only	July 19, 2023 (7)
JP Morgan	$ / £	43%	Collateral marks only	January 7, 2024 (8)
Bank of America		$50%	Collateral marks only	May 21, 2024 (9)
MetLife		$62%	Collateral marks only	September 23, 2025 (10)
Deutsche Bank	$ / €	60% (4)	Collateral marks only	Term matched (11)
Citibank	$ / £ / € / A$ / C$	25%	Collateral marks only	Term matched (11)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched (11)
Santander		€50%	Collateral marks only	Term matched (11)
Wells Fargo	$ / C$	25% (5)	Collateral marks only	Term matched (11)
US Bank - Multi. JV (3)		$25%	Collateral marks only	Term matched (11)
Barclays	$ / £ / €	25%	Collateral marks only	Term matched (11)
Goldman Sachs	$ / £ / €	25%	Collateral marks only	Term matched (11)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks. These provisions have been temporarily suspended on certain of our facilities as described above.

(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Specific borrowings outstanding of $934.7 million are 100 % guaranteed. The remainder of the credit facility borrowings are 25 % guaranteed.
(5)	In addition to the 25 % guarantee across all borrowings, there is an incremental guarantee of $146.6 million related to $195.4 million of specific borrowings outstanding.
(6)	Includes a one-year extension option which may be exercised at our sole discretion.
(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)	Includes two one-year extension options which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)	Includes five one-year extension options which may be exercised at our sole discretion.
(11)
These secured credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

Currency	Potential Borrowings (1)	Outstanding Borrowings	Floating Rate Index (2)	Spread	Advance Rate (3)
$	$ 5,783,708	$ 5,693,741	USD LIBOR	L + 1.63%	75.3%
€	€ 2,227,183	€ 2,220,917	EURIBOR	E + 1.44%	79.6%
£	£ 818,468	£ 818,468	GBP LIBOR	L + 1.95%	71.5%
A$	A$ 245,254	A$ 245,254	BBSY	BBSY + 1.90%	72.5%
C$	C$ 78,924	C$ 78,886	CDOR	CDOR + 1.80%	78.3%

	$ 9,528,141	$ 9,431,109		INDEX + 1.62%	75.6%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Asset-Specific Financings
The following tables detail our asset-specific financings ($ in thousands):

	June 30, 2020
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	3	$356,679	$346,051	L+5.20%	n/a	Feb. 2023
Financing provided	3	$285,343	$279,132	L+3.60%	$16,546	Feb. 2023
	December 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$429,983	$417,820	L+4.90%	n/a	Mar. 2023
Financing provided	4	$330,879	$323,504	L+3.42%	$97,930	Mar. 2023

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

The weighted-average outstanding balance of our asset-specific financings was $312.5 million for the six months ended June 30, 2020 and $262.5 million for the six months ended December 31, 2019.
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
During the six months ended June 30, 2020, we had no borrowings under the revolving credit agreement and we recorded interest expense of $901,000, including $459,000 of amortization of deferred fees and expenses.
During the six months ended December 31, 2019, we had no borrowings under the revolving credit agreement and we recorded interest expense of $972,000, including $525,000 of amortization of deferred fees and expenses.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.0 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to June 30, 2020; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2020 and December 31, 2019, we were in compliance with these covenants. Refer to Note 7 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following tables detail our securitized debt obligations ($ in thousands):

	June 30, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 Collateralized Loan Obligation
Collateral assets	34	$1,500,000	$1,500,000	L+3.20%	December 2023
Financing provided	1	1,243,125	1,231,872	L+1.42%	February 2038
2017 Collateralized Loan Obligation
Collateral assets	16	717,763	717,763	L+3.33%	January 2023
Financing provided	1	535,263	534,120	L+1.77%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	688,611	687,775	L+3.57%	June 2023
Financing provided	1	474,620	474,620	L+1.63%	June 2033
Total
Collateral assets	51	$2,906,374	$2,905,538	L+3.32%

Financing provided (4)	3	$2,253,008	$2,240,612	L+1.54%

	December 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2017 Collateralized Loan Obligation
Collateral assets	18	$897,522	$897,522	L+3.43%	September 2022
Financing provided	1	715,022	712,517	L+1.98%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	711,738	710,260	L+3.60%	June 2023
Financing provided	1	474,620	474,567	L+1.64%	June 2033
Total
Collateral assets	19	$1,609,260	$1,607,782	L+3.51%

Financing provided (4)	2	$1,189,642	$1,187,084	L+1.84%

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
(4)
During the three and six months ended June 30, 2020, we recorded $10.7 million and $22.7 million, respectively, of interest expense related to our securitized debt obligations. During the three and six months ended June 30, 2019, we recorded $12.5 million and $25.0 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
7. SECURED TERM LOANS, NET
During the three months ended June 30, 2020
,
we entered into a $325.0 million senior secured term loan facility, or the 2020 Term Loan. As of June 30, 2020, the following senior secured term loan facilities, or Secured Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$743,134	L+2.25%	L+2.52%	April 23, 2026
2020 Term Loan	$325,000	L+4.75%	L+5.60%	April 23, 2026

(1)	The 2020 Term Loan includes a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
The 2019 and 2020 Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate principal balance due in quarterly installments. The issue discount and transaction expenses on the 2019 Term Loan were $1.6 million and $10.1 million, respectively, which will be amortized into interest expense over the life of the 2019 Term Loan. The issue discount and transaction expenses of the 2020 Term Loan were $9.6 million and
$3.8 million, respectively, which will be amortized into interest expense over the life of the 2020 Term Loan.
The following table details the net book value of our Secured Term Loans on our consolidated balance sheets ($ in thousands):

	June 30, 2020	December 31, 2019
Face value	$1,068,134	$746,878
Unamortized discount	(10,739)	(1,456)
Deferred financing costs	(12,232)	(9,280)

Net book value	$1,045,163	$736,142

The guarantee under our Secured Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2020 and December 31, 2019, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
8. CONVERTIBLE NOTES, NET
As of June 30, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)
Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of June 30, 2020.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $24.09 on June 30, 2020 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2020	December 31, 2019
Face value	$622,500	$622,500
Unamortized discount	(7,277)	(8,801)
Deferred financing costs	(513)	(628)

Net book value	$614,710	$613,071

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash coupon	$7,015	$7,015	$14,030	$14,030
Discount and issuance cost amortization	828	788	1,639	1,560

Total interest expense	$7,843	$7,803	$15,669	$15,590

As of both June 30, 2020 and December 31, 2019, accrued interest payable for the Convertible Notes was $6.0 million. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

June 30, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.2
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	0.5

December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.7
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	1.0
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2020, we estimate that an additional $13,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
Net Investment Hedges of Foreign Currency Risk
Certain of our international investments expose us to fluctuations in foreign interest rates and currency exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency, the U.S. dollar. We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. During the three months ended March 31, 2020, we terminated all of our outstanding foreign currency forward contracts, with aggregate notional amounts of
€
552.1 million, £365.5 million, A$134.8 million, and C$23.7 million. During the three months ended June 30, 2020, we entered into foreign currency forward contracts with aggregate notional amounts of
€
620.4 million, £530.2 million, A$92.8 million, and C$24.4 million.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

June 30, 2020				December 31, 2019
	Number of	Notional			Number of	Notional
Foreign Currency Derivatives	Instruments	Amount		Foreign Currency Derivatives	Instruments	Amount
Buy USD / Sell EUR Forward	7		€607,690	Buy USD / Sell GBP Forward	4		£527,100
Buy USD / Sell GBP Forward	5		£385,087	Buy USD / Sell EUR Forward	5		€525,600
Buy USD / Sell AUD Forward	1	A$	92,800	Buy USD / Sell AUD Forward	3	A$	135,600
Buy USD / Sell CAD Forward	2	C$	24,400	Buy USD / Sell CAD Forward	1	C$	23,200
Non-designated
Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated
hedges of foreign currency risk (notional amount in thousands):

June 30, 2020			December 31, 2019
	Number of	Notional		Number of	Notional
Non-designated Hedges	Instruments	Amount	Non-designated Hedges	Instruments	Amount
Buy USD / Sell GBP Forward	1	£145,113	Buy CAD / Sell USD Forward	1	C$	15,900
Buy USD / Sell EUR Forward	3	€68,810	Buy USD / Sell CAD Forward	1	C$	15,900
Buy EUR / Sell USD Forward	2	€56,100	Buy GBP / Sell EUR Forward	1		€12,857
			Buy AUD / Sell USD Forward	1	A$	10,000
			Buy USD / Sell AUD Forward	1	A$	10,000
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):
		Amount of Income (Expense) Recognized
		from Foreign Exchange Contracts
		Three Months	Six Months
Foreign Exchange Contracts	Location of Income	Ended	Ended
in Hedging Relationships	(Expense) Recognized	June 30, 2020	June 30, 2020
Designated Hedges	Interest Income (1)	$509	$509
Non-Designated Hedges	Interest Income (1)	5	5
Non-Designated Hedges	Interest Expense (2)	(361)	(1,515)

Total		$153	$(1,001)

(1)
Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms.

(2)	Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an		Fair Value of Derivatives in a
	Asset Position (1) as of		Liability Position (2) as of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	$321	$—	$24,706	$41,728
Interest rate derivatives	—	96	9	—

Total	$321	$96	$24,715	$41,728

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$6	$983	$1,449	$535
Interest rate derivatives	—	—	—	—

Total	$6	$983	$1,449	$535

Total Derivatives	$327	$1,079	$26,164	$42,263

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months	Six Months	Reclassified from		Three Months	Six Months
Derivatives in Hedging Relationships	Ended June 30, 2020	Ended June 30, 2020	Accumulated OCI into Income		Ended June 30, 2020	Ended June 30, 2020
Net Investment Hedges
Foreign exchange contracts (1)	$(30,656)	$73,430	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	(18)	(85)	Interest Expense	(2)	(9)	20

Total	$(30,674)	$73,345			$(9)	$20

(1)
During the three and six months ended June 30, 2020, we paid net cash settlements of $4.7 million and received net cash settlements of $57.0 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive
income (
loss
)
on
our consolidated balance sheets.

(2)
During the three months ended June 30, 2020, we recorded total interest and related expenses of $84.9 million, which included interest expenses of $9,000 related to our cash flow hedges. During the six months ended June 30, 2020, we recorded total interest and related expenses of $189.1 million, which included $20,000 related to income generated by our cash flow hedges

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2020, we were in a net liability position with each such derivative counterparty and posted collateral of $22.2 million under these derivative contracts. As of December 31, 2019, we were in a net liability position with each such derivative counterparty and posted collateral of $30.8 million under these derivative contracts.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
10. EQUITY
Stock and Stock Equivalents
Authorized Capital
During the three months ended June 30, 2020, we filed articles of amendment to our charter
authorizing
us to issue an additional 200,000,000 shares of common stock. As of June 30, 2020, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2020.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
The following table details our
issuances
of class A common stock during the six months ended June 30, 2020
($ in thousands, except share and per share data):

	Class A Common Stock Offerings		2020 Total /
	May 2020 (1)	June 2020	Wtd. Avg.
Shares issued	840,696	10,000,000	10,840,696
Gross share issue price (2)	$22.93	$28.20	$27.79
Net share issue price (3)	$22.93	$27.91	$27.52
Net proceeds (4)	$19,277	$278,322	$297,599

(1)
Represents
shares issued to our Manager in satisfaction of the management and incentive fees accrued in
the first quarter of 2020.
The per share price was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call.

(2)	Represents the weighted-average gross price per share paid by the underwriters or sales agents, as applicable , in June 2020.
(3)	Represents the weighted-average net proceeds per share after underwriting or sales discounts and commissions, as applicable , in June 2020.
(4)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs in June 2020.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding (1)	2020	2019
Beginning balance	135,263,728	123,664,577
Issuance of class A common stock (2)	10,841,667	10,535,181
Issuance of restricted class A common stock, net	351,333	317,339
Issuance of deferred stock units	21,077	15,697

Ending balance	146,477,805	134,532,794

(1)	Includes deferred stock units held by members of our board of directors of 281,143 and 244,536 as of June 30, 2020 and 2019, respectively.
(2)	Includes 971 and 553 shares issued under our dividend reinvestment program during the six months ended June 30, 2020 and 2019, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and six months ended June 30, 2020, we issued 646 shares and 971 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 272 shares and 553 shares, respectively, for the same periods in 2019. As of June 30, 2020, a total of 9,993,053 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under ATM Agreements during the six months ended June 30, 2020. During the six months ended June 30, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. As of June 30, 2020, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
Dividends
We generally intend to distribute substantially all of our taxable income, which does not necessarily equal net income (loss) as calculated in accordance with GAAP, to our stockholders each year to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
On June 15, 2020, we declared a dividend of $0.62 per share, or $90.6 million in aggregate, that was paid on July 15, 2020, to stockholders of record as of June 30, 2020. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Total dividends declared	$90,642	$83,259	$174,562	$161,172
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
(loss)
per share calculation. Our Convertible Notes are excluded from dilutive earnings per share as we have the intent and ability to settle these instruments in cash.
The following table sets forth the calculation of basic and diluted net income
(loss)
per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) (1)	$17,544	$75,174	$(35,808)	$151,738
Weighted-average shares outstanding, basic and diluted	138,299,418	126,475,244	136,959,341	125,410,064

Per share amount, basic and diluted	$0.13	$0.59	$(0.26)	$1.21

(1)	Represents net income (loss) attributable to Blackstone Mortgage Trust.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2020, total accumulated other comprehensive income was $8.9 million, primarily representing $137.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $128.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2019, total accumulated other comprehensive loss was $16.2 million, primarily representing $80.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, offset by $64.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling
Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of June 30, 2020, our Multifamily Joint Venture’s total equity was $140.1 million, of which $119.1 million was owned by us, and $21.0 million was allocated to non-controlling
interests. As of December 31, 2019, our Multifamily Joint Venture’s total equity was $147.3 million, of which $125.2 million was owned by us, and $22.1 million was allocated to non-controlling
interests.
11. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
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
During the three and six months ended June 30, 2020, we incurred $14.8 million and $29.2 million, respectively, of management fees payable to our Manager, compared to $13.3 million and $26.4 million during the same period in 2019. In addition, during the three and six months ended June 30, 2020, we incurred $5.7 million and $10.5 million, respectively, of incentive fees payable to our Manager, compared to $7.7 million and $14.4 million during the same period in 2019. During the three months ended June 30, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees ac
crued in
 the first quarter of 2020.
As of June 30, 2020 and December 31, 2019 we had accrued management and incentive fees payable to our Manager of $20.5 million and $20.2 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Professional services (1)	$1,752	$1,249	$3,414	$2,439
Operating and other costs (1)	882	894	2,335	1,249

Subtotal	2,634	2,143	5,749	3,688
Non-cash compensation expenses
Restricted class A common stock earned	8,527	7,629	17,079	15,272
Director stock-based compensation	125	125	250	250

Subtotal	8,652	7,754	17,329	15,522

Total general and administrative expenses	$11,286	$9,897	$23,078	$19,210

(1)
During the three and six months ended June 30, 2020, we recognized an aggregate $200,000 and $576,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and six months ended June 30, 2019, we recognized an aggregate $164,000 and $333,000, respectively, of expenses related to our Multifamily Joint Venture.

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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2020 and December 31, 2019, we were in compliance with all REIT requirements.
Securitization transactions could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt
stockholders that are subject to unrelated business income tax, or UBTI, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. We have not made UBTI distributions to our common stockholders and do not intend to make such UBTI distributions in the future.
During the three and six months ended June 30, 2020, we recorded a current income tax provision of $23,000 and $173,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and six months ended June 30, 2019, we recorded a current income tax provision of $46,000 and $147,000, respectively. We did not have any deferred tax assets or liabilities as of June 30, 2020 or December 31, 2019.

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
As of June 30, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities.
13. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2020, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of June 30, 2020. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2020, there were 2,870,936 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2019	1,698,582	$34.52
Granted	351,582	37.19
Vested	(502,638)	34.26
Forfeited	(249)	35.83

Balance as of June 30, 2020	1,547,277	$35.21

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,547,277 shares of restricted class A common stock outstanding as of June 30, 2020 will vest as follows: 501,794 shares will vest in 2020; 690,100 shares will vest in

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
2021; and 355,383 shares will vest in 2022. As of June 30, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $53.0 million based on the grant date fair value of shares granted subsequent to July 1, 2018. The compensation cost of our share based compensation arrangements for awards granted before July 1, 2018 is based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to July 1, 2018. This cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2020.
14. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$327	$—	$327	$—	$1,079	$—	$1,079
Liabilities
Derivatives	$—	$26,164	$—	$26,164	$—	$42,263	$—	$42,263
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2020			December 31, 2019
	Book	Face	Fair	Book	Face	Fair
	Value	Amount	Value	Value	Amount	Value
Financial assets
Cash and cash equivalents	$1,259,836	$1,259,836	$1,259,836	$150,090	$150,090	$150,090
Loans receivable, net	16,161,353	16,434,631	16,214,574	16,164,801	16,277,343	16,279,904
Debt securities held-to-maturity (1)	75,836	82,002	68,940	86,638	88,958	88,305
Financial liabilities
Secured debt agreements, net	9,689,541	9,716,452	9,716,452	10,054,930	10,083,938	10,083,938
Securitized debt obligations, net	2,240,612	2,253,008	2,172,578	1,187,084	1,189,642	1,189,368
Secured term loans, net	1,045,163	1,068,134	1,012,228	736,142	746,878	750,769
Convertible notes, net	614,710	622,500	580,810	613,071	622,500	665,900

(1)  Included in other assets on our consolidated balance sheets.
Estimates of fair value for cash and cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for debt securities held to maturity, securitized debt obligations, and the secured term loans are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	June 30, 2020	December 31, 2019
Assets:
Loans receivable	$2,644,344	$1,349,903
Current expected credit loss reserve	(14,816)	—

Loans receivable, net	2,629,528	1,349,903
Other assets	79,552	51,788

Total assets	$2,709,080	$1,401,691

Liabilities:
Securitized debt obligations, net	$2,240,612	$1,187,084
Other liabilities	1,527	1,648

Total liabilities	$2,242,139	$1,188,732

Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse
to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income

(loss).
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate  position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate  position we o
w
n
as a
held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $75.8 million as of June 30, 2020.
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
As of June 30, 2020 and December 31, 2019, our consolidated balance sheets included $20.5 million and $20.2 million of accrued management and incentive fees payable to our Manager, respectively. During the three and six months ended June 30, 2020, we paid aggregate management and incentive fees of $19.3 million and $39.4 million, respectively, to our Manager, compared to $19.8 million and $38.4 million during the same periods of 2019. During the three months ended June 30, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in
 the first quarter of 2020.

The per share price with respect to such issuance was calculated based on the volume-weighted average
price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call
.
In addition, during the three and six months ended June 30, 2020, we reimbursed our Manager for expenses incurred on our behalf of $205,000 and $423,000, respectively, compared to $242,000 and $430,000 during the same periods of 2019.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
As of June 30, 2020, our Manager held 768,179 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $26.3 million, and vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2020, we recorded non-cash
expenses related to shares held by our Manager of $4.2 million and $8.5 million, respectively, compared to $3.9 million and $7.7 million during the same period of 2019. Refer to Note 13 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the six months ended June 30, 2020 or 2019.
During the six months ended June 30, 2020, we originated two loans whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions. There were no similar transactions during the six months ended June 30, 2019.
During the three and six months ended June 30, 2020, we incurred $138,000 and $271,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager, compared to $90,000 and $176,000 during the same periods of 2019.
In the second quarter of 2020, a Blackstone-advised investment vehicle acquired an aggregate $5.0 million participation, or 2%, of the total 2020 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone
Securities
Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $250,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
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
In the second and fourth quarter of 2019, certain Blackstone-advised investment vehicles acquired an aggregate $60.0 million participation, or 8%, of the total 2019 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone
Securities
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
In the first quarter of 2019, we originated £240.1 million of a total £490.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms. In the second quarter of 2020, we entered into a loan modification with the borrower. The modification terms were negotiated by the  third party
,
majority

lender, without our involvement.
17. COMMITMENTS AND CONTINGENCIES
Impact of
COVID-19
As further discussed in Note 2, the full extent of the impact of
COVID-19
on the global economy generally, and our business in particular, is uncertain. As of June 30, 2020, no contingencies have been recorded on our consolidated balance sheet as a result of
COVID-19,
however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of
COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Unfunded Commitments Under Loans Receivable
As of June 30, 2020, we had unfunded commitments of $3.6 billion related to 91 loans receivable. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 75.6% for such financed loans, resulting in identified financing for $2.2 billion of our aggregate unfunded loan commitments as of June 30, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.9 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the
COVID-19
pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower.
Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2020 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements (1)	$9,716,452	$183,218	$3,749,063	$5,544,371	$239,800
Principal repayments of secured term loans (2)	1,068,134	10,738	21,475	21,475	1,014,446
Principal repayments of convertible notes (3)	622,500	—	622,500	—	—

Total (4)	$11,407,086	$193,956	$4,393,038	$5,565,846	$1,254,246

(1)
The allocation of repayments under our secured debt agreements is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)
The Secured Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 7 for further details on our secured term loans.

(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 8 for further details on our Convertible Notes.
(4)	Does not include $739.6 million of non-consolidated senior interests and $2.3 billion of securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of June 30, 2020, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings.

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
In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2019, as well as in Part II. Item 1A. Risk Factors in our quarterly report on Form 10-Q for the fiscal period ended March 31, 2020 and elsewhere in this quarterly report on Form 10-Q.
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
Recent Developments
During the first quarter of 2020, there was a global outbreak of a novel coronavirus, or COVID-19, which has spread to over 200 countries and territories, including the United States, has spread to every state in the United States, and is continuing to spread. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The United States and other countries have reacted to the COVID-19 outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential offices, retail centers, hotels, and other businesses. Such actions are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including industries in which the collateral underlying certain of our loans are involved. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended June 30, 2020 we recorded earnings per share of $0.13, declared a dividend of $0.62 per share, and reported $0.62 per share of Core Earnings. In addition, our book value per share as of June 30, 2020 was $26.45. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2020	March 31, 2020
Net income (loss) (1)	$17,544	$(53,350)
Weighted-average shares outstanding, basic and diluted	138,299,418	135,619,264

Net income (loss) per share, basic and diluted	$0.13	$(0.39)

Dividends declared per share	$0.62	$0.62

(1)	Represents net income (loss) attributable to Blackstone Mortgage Trust.
Core Earnings
Core Earnings is a non-GAAP measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, and (v) certain non-cash items. Core Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. During the six months ended June 30, 2020, we recorded a $179.5 million increase in the current expected credit loss, or CECL, reserve, which has been excluded from Core Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Core Earnings and the terms of the management agreement between our Manager and us.
We believe that Core Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. This adjusted measure helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. Although, according to the management agreement between our Manager and us, or our Management Agreement, we calculate the incentive and base management fees due to our Manager using Core Earnings before our incentive fee expense, we report Core Earnings after incentive fee expense, as we believe this is a more meaningful presentation of the economic performance of our class A common stock.
Core Earnings does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Core Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Core Earnings may not be comparable to the Core Earnings reported by other companies.

The following table provides a reconciliation of Core Earnings to GAAP net income (loss) ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2020	March 31, 2020
Net income (loss) (1)	$17,544	$(53,350)
Increase in current expected credit loss reserve	56,819	122,702
Non-cash compensation expense	8,652	8,678
Realized hedging and foreign currency income, net (2)	1,810	8,467
Other items	210	596
Adjustments attributable to non-controlling interests, net	139	(561)

Core Earnings	$85,174	$86,532

Weighted-average shares outstanding, basic and diluted	138,299,418	135,619,264

Core Earnings per share, basic and diluted	$0.62	$0.64

(1)	Represents net income (loss) attributable to Blackstone Mortgage Trust.
(2)
For the three months ended June 30, 2020, represents realized gains on the repatriation of unhedged foreign currency. For the three months ended March 31, 2020, primarily represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts were not included in GAAP net income (loss), but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2020	March 31, 2020
Stockholders’ equity	$3,874,763	$3,650,920
Shares
Class A common stock	146,196,662	135,355,320
Deferred stock units	281,143	268,049

Total outstanding	146,477,805	135,623,369

Book value per share	$26.45	$26.92

II. Loan Portfolio

Loan fundings during the quarter totaled $317.2 million, including $47.9 million of non-consolidated senior interests. Loan repayments during the quarter totaled $385.7 million. We generated interest income of $192.0 million and incurred interest expense of $84.9 million during the quarter, which resulted in $107.1 million of net interest income during the three months ended June 30, 2020.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Loan originations (1)	$12,000	$1,311,939
Loan fundings (2)	$317,239	$1,317,583
Loan repayments	(385,718)	(953,069)

Total net fundings	$(68,479)	$364,514

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three and six months ended June 30, 2020 include $47.9 million and $76.9 million, respectively, of additional fundings under related non-consolidated senior interests.

The following table details overall statistics for our investment portfolio as of June 30, 2020 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	128	128	1	129
Principal balance	$16,434,631	$17,174,244	$857,293	$18,031,537
Net book value	$16,161,353	$16,161,353	$75,836	$16,237,189
Unfunded loan commitments (4)	$3,590,868	$4,543,086	$—	$4,543,086
Weighted-average cash coupon (5)	L + 3.17%	L + 3.23%	L + 2.75%	L + 3.21%
Weighted-average all-in yield (5)	L + 3.52%	L + 3.58%	L + 3.03%	L + 3.55%
Weighted-average maximum maturity (years) (6)	3.5	3.5	4.9	3.5
Loan to value (LTV) (7)	64.6%	64.6%	42.6%	63.6%

(1)
Excludes investment exposure to the $82.0 million subordinate position we own in the $857.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $739.6 million of such non-consolidated senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $857.3 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $82.0 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each investment. As of June 30, 2020, 97% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.0 billion of such investments earned interest based on floors that are above the applicable index. The other 3% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of June 30, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of June 30, 2020, 51% of our loans and other investments were subject to yield maintenance or other prepayment restrictions and 49% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.
The following table details the floating benchmark rates for our investment portfolio as of June 30, 2020 ($/€/£/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio		Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
103	$		$12,520,462	USD LIBOR	L + 3.14%	L + 3.49%
8	€		€2,810,320	EURIBOR	E + 2.90%	E + 3.24%
13	£		£1,648,942	GBP LIBOR	L + 3.98%	L + 4.28%
2	A$	A$	338,150	BBSY	BBSY + 4.01%	BBSY + 4.31%
3	C$	C$	102,748	CDOR	CDOR + 3.95%	CDOR + 4.29%

129			$18,031,537		INDEX + 3.21%	INDEX + 3.55%

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

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of June 30, 2020:

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
We collected all interest payments that were due under our loans through July 2020, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the three months ended June 30, 2020, we closed 13 loan modifications, representing an aggregate principal balance of $2.4 billion. The loan modifications included term extensions, interest rate changes, repurposing of reserves, temporary deferrals of interest, and performance test or covenant waivers, many of which were coupled with additional equity commitments from sponsors.
We are generally encouraged by our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 63.6% as of June 30, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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

As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of June 30, 2020 and December 31, 2019, respectively. The increase in the risk rating was primarily the result of loans with an aggregate principal balance of $3.1 billion that were downgraded to a “4” or “5” as of June 30, 2020 to reflect the higher risk in loans collateralized by hospitality assets and select other assets that are particularly negatively impacted by the COVID-19 pandemic.
The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	6	$403,025	$404,596
2	28	3,143,641	3,163,083
3	78	9,509,007	10,306,208
4	14	2,951,069	2,966,195
5	2	332,661	334,162

Loans receivable	128	$16,339,403	$17,174,244

CECL reserve		(178,050)

Loans receivable, net		$16,161,353

(1)
In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $739.6 million of such non-consolidated senior interests as of June 30, 2020.

(2)
Excludes investment exposure to the $857.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
Our initial CECL reserve of $17.7 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income (loss) on our consolidated statements of operations. During the six months ended June 30, 2020, we recorded a $179.5 million increase in the current expected credit loss reserve, bringing our total CECL reserve to $197.2 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the COVID-19 pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
During the first quarter of 2020, we entered into a loan modification related to a multifamily asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, an additional borrower contribution of capital, a reduction in loan spread, and an extension of the loan’s maturity date to November 9, 2020. As of June 30, 2020, we recorded a $14.8 million CECL reserve on this loan, which had an outstanding principal balance of $52.8 million as of June 30, 2020. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2020, and to reflect ongoing loan modification discussions. As of June 30, 2020, the borrower was current with all terms of the loan, including payments of interest.

As of June 30, 2020, we recorded a $54.9 million CECL reserve on a loan related to a hospitality asset in New York City with an outstanding principal balance of $281.4 million as of June 30, 2020. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2020, and to reflect ongoing loan modification discussions. As of June 30, 2020, the borrower was current with all terms of the loan, including payments of interest.
Multifamily Joint Venture
As of June 30, 2020, our Multifamily Joint Venture held $624.1 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Of our $13.5 billion of portfolio financing, $3.8 billion includes consolidated and non-consolidated securitized debt obligations, and non-consolidated senior interests, which are inherently non-mark to market, non-recourse, and term-matched to the financed assets, and we have $9.7 billion of borrowings under our credit facilities and asset-specific financings.
The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	June 30, 2020	December 31, 2019
Secured credit facilities	$9,431,109	$9,753,059
Asset-specific financings	285,343	330,879
Revolving credit agreement	—	—
Non-consolidated senior interests (1)	739,613	688,521
Securitized debt obligations	2,253,008	1,189,642
Non-consolidated securitized debt obligation (2)	775,291	841,062

Total portfolio financing	$13,484,364	$12,803,163

(1)
These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

(2)
Represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity debt security on our balance sheet. Refer to Notes 4 and 15 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	June 30, 2020
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$2,011,496	$2,011,496	$—	$2,673,795
Barclays	1,637,749	1,607,267	30,482	2,110,436
Wells Fargo	1,516,822	1,497,542	19,280	1,960,089
Citibank	916,680	899,627	17,053	1,189,282
Goldman Sachs	582,860	582,854	6	781,016
Bank of America	540,376	540,376	—	750,722
Morgan Stanley	492,293	492,293	—	786,931
MetLife	444,502	444,502	—	556,015
JP Morgan	415,535	388,182	27,353	558,291
Santander	244,607	244,607	—	306,082
Société Générale	236,698	236,698	—	301,932
Goldman Sachs - Multi. JV (3)	234,464	234,464	—	306,555
US Bank - Multi. JV (3)	220,139	217,281	2,858	275,174
Bank of America - Multi. JV (3)	33,920	33,920	—	42,400

	$9,528,141	$9,431,109	$97,032	$12,598,720

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

Asset-Specific Financings
The following table details our asset-specific financings ($ in thousands):

	June 30, 2020
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	3	$356,679	$346,051	L+5.20%	n/a	Feb. 2023
Financing provided	3	$285,343	$279,132	L+3.60%	$16,546	Feb. 2023

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

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2023. As of June 30, 2020, we had no outstanding borrowings under the agreement.
Non-Consolidated Senior Interests
In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests as of June 30, 2020 ($ in thousands):

	June 30, 2020
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee	Wtd. Avg. Term
Total loan	5	$921,301	n/a	5.83%	n/a	Jan. 2024
Senior participation	5	739,613	n/a	4.42%	n/a	Jan. 2024

(1)
Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations
The following table details our securitized debt obligations ($ in thousands):

	June 30, 2020
		Principal	Book	Wtd. Avg.
Securitized Debt Obligations	Count	Balance	Value	Yield/Cost (1)	Term (2)
2020 Collateralized Loan Obligation
Collateral assets	34	$1,500,000	$1,500,000	L+3.20%	December 2023
Financing provided	1	1,243,125	1,231,872	L+1.42%	February 2038
2017 Collateralized Loan Obligation
Collateral assets	16	717,763	717,763	L+3.33%	January 2023
Financing provided	1	535,263	534,120	L+1.77%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	688,611	687,775	L+3.57%	June 2023
Financing provided	1	474,620	474,620	L+1.63%	June 2033
Total
Collateral assets	51	$2,906,374	$2,905,538	L+3.32%

Financing provided (4)	3	$2,253,008	$2,240,612	L+1.54%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three and six months ended June 30, 2020, we recorded $10.7 million and $22.7 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Notes 6 and 15 to our consolidated financial statements for additional details of our securitized debt obligations.

Non-Consolidated Securitized Debt Obligation
In the third quarter of 2018, we contributed a senior loan to the 2018 Single Asset Securitization, and invested in the related subordinate position. We do not consolidate the 2018 Single Asset Securitization on our balance sheet. The non-consolidated securitized debt obligation provides structural leverage for our net investment which is reflected as a held-to-maturity debt security on our balance sheet. The following table details our non-consolidated securitized debt obligations ($ in thousands):

	June 30, 2020
Non-Consolidated Securitized Debt Obligation	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	1	$857,293	n/a	L+3.03%	Jun. 2025
Financing provided	1	$775,291	n/a	L+2.25%	Jun. 2025

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts.
(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of non-consolidated securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

Corporate Financing
Secured Term Loans
As of June 30, 2020, the following Secured Term Loans were outstanding ($ in thousands):

Term Loan Issuance	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$743,134	L+2.25%	L+2.52%	April 23, 2026
2020 Term Loan	$325,000	L+4.75%	L+5.60%	April 23, 2026

(1)	The 2020 Term Loan borrowing is subject to a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
Refer to Notes 2 and 7 to our consolidated financial statements for additional discussion of our Secured Term Loans.
Convertible Notes
As of June 30, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Coupon Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income (loss), while declining interest rates will decrease net income (loss). As of June 30, 2020, 97% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of June 30, 2020, the remaining 3% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.

Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our investment portfolio’s net exposure to interest rates by currency as of June 30, 2020 ($/€/£/A$/C$ in thousands):

	USD	EUR	GBP	AUD		CAD
Floating rate loans (1)(2)	$12,520,462	€2,797,610	£1,290,854	A$	338,150	C$	55,917
Floating rate debt (1)(3)(4)	(10,440,646)	(2,220,917)	(818,468)		(245,254)		(61,613)

Net floating rate exposure (5)	$2,079,816	€576,693	£472,386	A$	92,896	C$	(5,696)

(1)
Our floating rate investments and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)
Includes investment exposure to the 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

(3)	Includes borrowings under secured debt agreements, non-consolidated senior interests, securitized debt obligations, non-consolidated securitized debt obligations, and secured term loans.
(4)	Balance includes two interest rate swaps totaling C$17.3 million ($12.7 million as of June 30, 2020) that are used to hedge a portion of our fixed rate debt.
(5)	In addition, we have one interest rate cap of C$21.4 million ($15.8 million as of June 30, 2020) to limit our exposure to increases in interest rates.

III. Our Results of Operations

Operating Results
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		2020 vs.	Six Months Ended		2020 vs.
	June 30,		2019	June 30,		2019
	2020	2019		$2020	2019	$
Income from loans and other investments
Interest and related income	$191,982	$223,369	$(31,387)	$396,857	$448,128	$(51,271)
Less: Interest and related expenses	84,853	116,891	(32,038)	189,092	235,579	(46,487)

Income from loans and other investments, net	107,129	106,478	651	207,765	212,549	(4,784)
Other expenses
Management and incentive fees	20,496	20,984	(488)	39,773	40,774	(1,001)
General and administrative expenses	11,286	9,897	1,389	23,078	19,210	3,868

Total other expenses	31,782	30,881	901	62,851	59,984	2,867
Increase in current expected credit loss reserve	(56,819)	—	(56,819)	(179,521)	—	(179,521)

Income (loss) before income taxes	18,528	75,597	(57,069)	(34,607)	152,565	(187,172)
Income tax provision	23	46	(23)	173	147	26

Net income (loss)	18,505	75,551	(57,046)	(34,780)	152,418	(187,198)

Net income attributable to non-controlling interests	(961)	(377)	(584)	(1,028)	(680)	(348)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$17,544	$75,174	$(57,630)	$(35,808)	$151,738	$(187,546)

Net income (loss) per share - basic and diluted	$0.13	$0.59	$(0.46)	$(0.26)	$1.21	$(1.47)
Dividends declared per share	$0.62	$0.62	$—	$1.24	$1.24	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $651,000 during the three months ended June 30, 2020, compared to the corresponding period in 2019, primarily due to (i) $13.0 billion of our loans earning interest based on floors that were above the applicable floating rate index, as of June 30, 2020, and (ii) an increase of $2.2 billion in the weighted-average principal balance of our loan portfolio during the three months ended June 30, 2020, as compared to the corresponding period in 2019. This was offset by (i) a decrease in LIBOR and (ii) an increase of $2.2 billion in the weighted-average principal balance of our outstanding financing arrangements during the three months ended June 30, 2020, as compared to the corresponding period in 2019.
Income from loans and other investments, net decreased $4.8 million during the six months ended June 30, 2020 compared to the corresponding period in 2019, primarily due to (i) a decrease in LIBOR and (ii) an increase of $1.8 billion in the weighted-average principal balance of our outstanding financing arrangements during the six months ended June 30, 2020, as compared to the corresponding period in 2019. This was offset by (i) an increase of $1.9 billion in the weighted-average principal balance of our loan portfolio during the six months ended June 30, 2020, as compared to the corresponding period in 2019, and (ii) $1.9 billion of our loans earning interest based on floors that were above the applicable floating rate index, as of June 30, 2019.
Other expenses
Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $901,000 during the three months ended June 30, 2020 compared to the corresponding period in 2019 due to (i) an increase of $1.4 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2019 and 2020, (ii) $896,000 of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $493,000 of general operating expenses. This was partially offset by a decrease of $1.9 million of incentive fees payable to our Manager.

Other expenses increased by $2.9 million during the six months ended June 30, 2020 compared to the corresponding period in 2019 due to (i) an increase of $2.9 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2019 and 2020, (ii) an increase of $2.1 million of general operating expenses, and (iii) $1.8 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans. This was partially offset by a decrease of $3.9 million of incentive fees payable to our Manager.
Increase in current expected credit loss reserve
During the three months ended June 30, 2020, we recorded a $56.8 million increase in the current expected credit loss reserve. During six months ended June 30, 2020, we recorded a $179.5 million increase in the current expected credit loss reserve. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the COVID-19 pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the three and six months ended June 30, 2020, we recorded $961,000 and $1.0 million, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended June 30, 2020, we declared a dividend of $0.62 per share, or $90.6 million in aggregate, which was paid on July 15, 2020 to common stockholders of record as of June 30, 2020. During the three months ended June 30, 2019, we declared a dividend of $0.62 per share, or $83.3 million in aggregate.
During the six months ended June 30, 2020, we declared aggregate dividends of $1.24 per share, or $174.6 million. During the six months ended June 30, 2019, we declared aggregate dividends of $1.24 per share, or $161.2 million.
IV. Liquidity and Capital Resources

Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, and the issuance of secured term loans and issuance and sale of convertible notes. As of June 30, 2020, our balance sheet included $1.7 billion of corporate debt and $13.5 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our asset-specific financing is generally term-matched or matures in 2022 or later. Of our $13.5 billion of asset-level financing, $3.8 billion includes consolidated and non-consolidated securitized debt obligations and senior syndications, which are both inherently non-recourse, non-mark to market, and term-matched to the financed assets, and we have $9.7 billion of borrowings under our credit facilities and asset-specific financings.
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis.
During the three months ended June 30, 2020, we entered into agreements with seven of our secured credit facility lenders, representing an aggregate $7.9 billion of our secured credit facilities, to temporarily suspend credit mark provisions on certain of their portfolio assets in exchange for: (i) cash repayments; (ii) pledges of additional collateral; and (iii) reductions of available borrowings.
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
See Notes 5, 6, 7, and 8 to our consolidated financial statements for additional details regarding our secured debt agreements, securitized debt obligations, Secured Term Loans, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2020	December 31, 2019
Debt-to-equity ratio (1)	2.6x	3.0x
Total leverage ratio (2)	3.6x	3.7x

(1)	Represents (i) total outstanding secured debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)
Represents (i) total outstanding secured debt agreements, secured term loans, convertible notes, non-consolidated senior interests, and consolidated and non-consolidated securitized debt obligations, less cash, to (ii) total equity, in each case at period end.

Sources of Liquidity
Our current sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$1,259,836	$150,090
Available borrowings under secured debt agreements	97,032	598,840
Loan principal payments held by servicer, net (1)	11,570	1,965

	$1,368,438	$750,895

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

Typically, loan repayments are our largest source of incremental liquidity. For the year ended December 31, 2019, loan repayments generated $998.2 million of liquidity, net of any related financings. Similarly, through June 30, 2020, loan repayments generated $196.3 million of liquidity. We currently expect the pace of loan prepayments will slow while the impacts of the COVID-19 pandemic are ongoing, however, as of June 30, 2020, our portfolio does include $3.4 billion of loans with a final maturity date earlier than December 31, 2022.
During the six months ended June 30, 2020, we generated cash flow from operating activities of $175.7 million. We expect, however, that the impact of the COVID-19 pandemic will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be capitalized, and as we repay borrowings under our secured credit facilities. Additionally, during the three months ended June 30, 2020, we received $315.4 million of net borrowings under a secured term loan and $278.3 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2020 CLO, which allow us to replace a loan in the CLO that has been repaid by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We are focused on fortifying our balance sheet and enhancing our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which will cause us to take some or all of the following actions: raise capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our class A common stock, as we did with respect to such fees for the quarter ended March 31, 2020, and/or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time.
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

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,993,053 shares of class A common stock were available for issuance as of June 30, 2020, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of June 30, 2020. Refer to Note 10 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $9.7 billion of outstanding borrowings under secured debt agreements, our Secured Term Loans, and our Convertible Notes.
In addition, we had aggregate unfunded loan commitments of $3.6 billion as of June 30, 2020. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 75.6% for such financed loans, resulting in identified financing for $2.2 billion of our aggregate unfunded loan commitments as of June 30, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.9 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the COVID-19 pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2020 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments (1)	$3,590,868	$93,950	$787,807	$2,178,328	$530,783
Principal repayments under secured debt agreements (2)	9,716,452	183,218	3,749,063	5,544,371	239,800
Principal repayments of secured term loans (3)	1,068,134	10,738	21,475	21,475	1,014,446
Principal repayments of convertible notes (4)	622,500	—	622,500	—	—
Interest payments (2)(5)	871,765	262,479	403,742	174,163	31,381

Total (6)	$15,869,719	$550,385	$5,584,587	$7,918,337	$1,816,410

(1)
The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date, however we may be obligated to fund these commitments earlier than such date
.

(2)
The allocation of repayments under our secured debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each facility, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(3)
The Secured Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 7 to our consolidated financial statements for further details on our secured term loans.

(4)
Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 8 to our consolidated financial statements for further details on our convertible notes.

(5)
Represents interest payments on our secured debt agreements, convertible notes, and Secured Term Loans. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2020 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(6)
Total does not include $739.6 million of non-consolidated senior interests and $3.0 billion of consolidated and non-consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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
As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income (loss) as calculated in accordance with GAAP, or our Core Earnings as described above.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2020	2019
Cash flows provided by operating activities	$175,708	$157,184
Cash flows used in investing activities	(234,728)	(90,425)
Cash flows provided by (used in) financing activities	1,169,772	(91,834)

Net increase (decrease) in cash and cash equivalents	$1,110,752	$(25,075)

We experienced a net increase in cash and cash equivalents of $1.1 billion for the six months ended June 30, 2020, compared to a net decrease of $25.1 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received (i) $1.2 billion of proceeds from the issuance of collateralized loan obligations, (ii) $928.3 million from loan principal collections, (iii) $315.4 million of net borrowings under a secured term loan, and (iv) $278.3 million in net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to (i) fund $1.2 billion of new loans and (ii) repay a net $286.1 million under our secured debt agreements.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5 and 10 to our consolidated financial statements for further discussion of our secured debt agreements and equity.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2020 and December 31, 2019, we were in compliance with all REIT requirements.
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

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2020 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,333.1	$1,333.1	$1,323.2	L + 2.50%	L + 2.85%	12/23/2024	Dublin - IE	Office	$460 / sqft	74%	3
2	Senior loan	3/22/2018	979.9	979.9	976.7	L + 3.15%	L + 3.37%	3/15/2023	Diversified - Spain	Mixed-Use	n/a	71%	4
3	Senior loan	11/25/2019	724.2	625.1	625.1	L + 2.30%	L + 2.75%	12/9/2024	New York	Office	$896 / sqft	65%	3
4	Senior loan	5/11/2017	646.8	615.2	614.4	L + 3.40%	L + 3.57%	6/10/2023	Washington DC	Office	$302 / sqft	62%	3
5	Senior loan (4)	8/6/2015	458.3	458.3	83.7	5.75%	5.77%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
6	Senior loan	8/22/2018	362.5	349.8	348.4	L + 3.15%	L + 3.49%	8/9/2023	Maui	Hospitality	$454,293 / key	61%	4
7	Senior loan	10/23/2018	352.4	345.3	344.8	L + 3.40%	L + 3.87%	10/23/2021	New York	Mixed-Use	$585 / sqft	65%	3
8	Senior loan	4/11/2018	355.0	344.5	343.8	L + 2.85%	L + 3.10%	5/1/2023	New York	Office	$437 / sqft	71%	2
9	Senior loan	1/11/2019	297.7	297.7	294.5	L + 4.35%	L + 4.70%	1/11/2026	Diversified - UK	Other	$294 / sqft	74%	4
10	Senior loan	11/30/2018	292.9	281.4	279.9	L + 2.85%	L + 3.20%	12/9/2023	New York	Hospitality	$301,581 / key	73%	5
11	Senior loan	2/27/2020	300.0	279.0	276.5	L + 2.70%	L + 3.03%	3/9/2025	New York	Mixed-Use	$875 / sqft	59%	3
12	Senior loan	7/31/2018	279.5	276.8	275.5	L + 3.10%	L + 3.52%	8/9/2022	San Francisco	Office	$698 / sqft	50%	2
13	Senior loan	12/11/2018	310.0	254.3	252.6	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$214 / sqft	78%	3
14	Senior loan	11/30/2018	253.9	248.2	247.0	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hospitality	$364,513 / key	73%	4
15	Senior loan	9/23/2019	280.9	234.3	231.9	L + 3.00%	L + 3.22%	11/15/2024	Diversified - Spain	Hospitality	$125,124 / key	62%	4
16	Senior loan	5/9/2018	242.9	232.9	232.6	L + 2.60%	L + 3.13%	5/9/2023	New York	Industrial	$66 / sqft	70%	2
17	Senior loan	10/23/2018	290.4	230.8	229.4	L + 2.80%	L + 2.89%	11/9/2024	Atlanta	Office	$215 / sqft	64%	2
18	Senior loan (4)	8/7/2019	745.8	226.5	43.1	L + 3.12%	L + 3.48%	9/9/2025	Los Angeles	Office	$153 / sqft	59%	3
19	Senior loan	9/30/2019	305.5	226.4	226.5	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$196 / sqft	58%	3
20	Senior loan	4/17/2018	225.0	224.8	224.6	L + 3.25%	L + 3.47%	5/9/2023	New York	Office	$209 / sqft	45%	2
21	Senior loan	7/20/2017	249.5	218.6	218.3	L + 4.80%	L + 5.74%	8/9/2022	San Francisco	Office	$363 / sqft	58%	2
22	Senior loan	6/23/2015	209.9	209.9	209.5	L + 3.65%	L + 3.91%	5/8/2022	Washington DC	Office	$235 / sqft	72%	2
23	Senior loan	12/12/2019	260.5	200.3	199.4	L + 2.40%	L + 2.68%	12/9/2024	New York	Office	$95 / sqft	42%	1
24	Senior loan	8/31/2017	203.0	194.7	194.4	L + 2.50%	L + 2.75%	9/9/2023	Orange County	Office	$227 / sqft	64%	3
25	Senior loan	12/22/2016	204.5	190.2	190.1	L + 2.90%	L + 2.98%	12/9/2022	New York	Office	$267 / sqft	64%	3
26	Senior loan	6/27/2019	215.4	188.9	187.4	L + 2.80%	L + 3.16%	8/15/2026	Berlin - DEU	Office	$405 / sqft	62%	3
27	Senior loan	11/5/2019	216.1	188.5	186.7	L + 3.85%	L + 4.45%	2/21/2025	Diversified - IT	Industrial	$373 / sqft	66%	3
28	Senior loan	6/4/2018	187.8	187.8	187.2	L + 3.50%	L + 3.86%	6/9/2024	New York	Hospitality	$309,308 / key	52%	4
29	Senior loan	4/9/2018	1,486.5	185.0	173.1	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
30	Senior loan	9/25/2019	182.5	182.5	181.3	L + 4.35%	L + 4.93%	9/26/2023	London - UK	Office	$832 / sqft	72%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
31	Senior loan	11/23/2018	184.4	180.0	178.5	L + 2.62%	L + 2.87%	2/15/2024	Diversified - UK	Office	$1,091 / sqft	50%	3
32	Senior loan	4/3/2018	178.6	177.3	176.9	L + 2.75%	L + 3.06%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
33	Senior loan	9/26/2019	175.0	175.0	174.3	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
34	Senior loan	9/14/2018	174.1	174.1	173.3	L + 3.50%	L + 3.85%	9/14/2023	Canberra - AU	Mixed-Use	$401 / sqft	68%	3
35	Senior loan	12/21/2017	197.5	161.8	161.4	L + 2.65%	L + 3.06%	1/9/2023	Atlanta	Office	$121 / sqft	51%	2
36	Senior loan	9/4/2018	172.7	156.8	156.0	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hospitality	$189,812 / key	70%	4
37	Senior loan	8/23/2017	165.0	153.0	152.9	L + 3.25%	L + 3.58%	10/9/2022	Los Angeles	Office	$311 / sqft	74%	2
38	Senior loan (4)	11/22/2019	470.0	146.2	28.3	L + 3.70%	L + 4.06%	12/9/2025	Los Angeles	Office	$146 / sqft	69%	3
39	Senior loan	12/6/2019	142.6	142.6	141.5	L + 2.80%	L + 3.31%	12/5/2024	London - UK	Office	$944 / sqft	75%	3
40	Senior loan	12/20/2019	139.3	139.3	138.1	L + 3.10%	L + 3.32%	12/18/2026	London - UK	Office	$693 / sqft	75%	3
41	Senior loan	11/16/2018	211.9	137.9	136.3	L + 4.10%	L + 4.69%	12/9/2023	Fort Lauderdale	Mixed-Use	$388 / sqft	59%	3
42	Senior loan	5/11/2017	135.9	135.4	135.1	L + 3.40%	L + 3.64%	6/10/2023	Washington DC	Office	$311 / sqft	38%	2
43	Senior loan	11/14/2017	133.0	133.0	132.8	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hospitality	$532,000 / key	56%	3
44	Senior loan	1/17/2020	203.0	131.8	130.4	L + 2.75%	L + 3.07%	2/9/2025	New York	Mixed-Use	$109 / sqft	43%	3
45	Senior loan	9/5/2019	198.4	130.0	128.3	L + 2.75%	L + 3.24%	9/9/2024	New York	Office	$811 / sqft	62%	3
46	Senior loan	12/14/2018	135.6	123.6	123.3	L + 2.90%	L + 3.27%	1/9/2024	Diversified - US	Industrial	$49 / sqft	57%	3
47	Senior loan	11/27/2019	146.3	122.6	121.3	L + 2.75%	L + 3.13%	12/9/2024	Minneapolis	Office	$123 / sqft	64%	3
48	Senior loan	6/1/2018	125.3	117.9	117.2	L + 3.40%	L + 3.74%	5/28/2023	London - UK	Office	$800 / sqft	70%	1
49	Senior loan	6/28/2019	125.0	117.2	116.7	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
50	Senior loan	3/10/2020	140.0	115.9	115.6	L + 2.50%	L + 2.67%	1/9/2025	New York	Mixed-Use	$75 / sqft	53%	3
51	Senior loan	4/25/2019	210.0	113.6	112.8	L + 3.50%	L + 3.75%	9/1/2025	Los Angeles	Office	$511 / sqft	73%	3
52	Senior loan	7/15/2019	144.6	113.5	112.5	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$205 / sqft	58%	3
53	Senior loan	4/30/2018	158.9	112.6	111.6	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$507 / sqft	60%	3
54	Senior loan	6/28/2019	181.0	112.0	110.2	L + 3.70%	L + 4.33%	6/27/2024	London - UK	Office	$365 / sqft	71%	3
55	Senior loan	12/21/2018	123.1	106.3	105.6	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$208 / key	72%	2
56	Senior loan	10/16/2018	113.7	104.8	104.3	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hospitality	$228,253 / key	72%	4
57	Senior loan	10/17/2016	103.9	103.9	103.9	L + 3.95%	L + 3.96%	10/21/2021	Diversified - UK	Self-Storage	$143 / sqft	73%	3
58	Senior loan	3/13/2018	123.0	103.6	103.0	L + 3.00%	L + 3.27%	4/9/2025	Honolulu	Hospitality	$160,580 / key	50%	3
59	Senior loan	12/19/2018	106.7	103.0	102.9	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$556,723 / unit	66%	2
60	Senior loan	5/16/2014	100.0	100.0	100.0	L + 3.85%	L + 4.11%	4/9/2022	Miami	Office	$215 / sqft	67%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
61	Senior loan	3/25/2020	119.7	97.7	96.6	L + 2.40%	L + 2.78%	3/31/2025	Diversified - NL	Multi	$119,330 / unit	65%	3
62	Senior loan	11/30/2018	151.1	97.5	96.7	L + 2.55%	L + 2.80%	12/9/2024	Washington DC	Office	$305 / sqft	60%	3
63	Senior loan	12/23/2019	109.7	93.9	93.1	L + 2.70%	L + 3.03%	1/9/2025	Miami	Multi	$324,861 / unit	68%	3
64	Senior loan	4/12/2018	103.1	91.8	91.5	L + 2.75%	L + 3.06%	5/9/2023	San Francisco	Office	$239 / sqft	72%	2
65	Senior loan	3/28/2019	98.4	91.6	91.4	L + 3.25%	L + 3.40%	1/9/2024	New York	Hospitality	$236,638 / key	63%	4
66	Senior loan (4)	9/22/2017	91.0	90.2	22.4	L + 5.25%	L + 6.69%	10/9/2022	San Francisco	Multi	$446,078 / unit	46%	3
67	Senior loan	12/10/2018	110.1	87.7	86.7	L + 2.95%	L + 3.34%	12/3/2024	London - UK	Office	$419 / sqft	72%	3
68	Senior loan	2/18/2015	87.7	87.7	87.7	L + 3.75%	L + 4.00%	10/9/2020	Diversified - CA	Office	$181 / sqft	71%	3
69	Senior loan	8/18/2017	87.3	87.3	87.2	L + 4.10%	L + 4.80%	8/18/2022	Brussels - BE	Office	$136 / sqft	59%	2
70	Senior loan	3/31/2017	96.9	87.0	87.1	L + 4.30%	L + 4.67%	4/9/2022	New York	Office	$427 / sqft	64%	3
71	Senior loan	11/22/2019	85.0	85.0	84.7	L + 2.99%	L + 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	3
72	Senior loan	6/29/2016	83.4	80.0	79.9	L + 2.80%	L + 3.28%	7/9/2021	Miami	Office	$308 / sqft	64%	2
73	Senior loan	6/18/2019	75.0	75.0	74.4	L + 3.15%	L + 3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / key	74%	4
74	Senior loan	2/20/2019	125.9	72.8	71.5	L + 3.25%	L + 3.89%	2/19/2024	London - UK	Office	$357 / sqft	61%	3
75	Senior loan	10/17/2018	80.4	72.2	72.1	L + 2.60%	L + 3.03%	11/9/2023	San Francisco	Office	$450 / sqft	68%	3
76	Senior loan	6/27/2019	84.0	71.5	71.2	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$245 / sqft	70%	3
77	Senior loan	7/26/2018	84.1	71.1	71.1	L + 2.75%	L + 2.85%	7/1/2024	Columbus	Multi	$66,984 / unit	69%	3
78	Senior loan	3/21/2018	74.3	69.4	69.1	L + 3.10%	L + 3.33%	3/21/2024	Jacksonville	Office	$91 / sqft	72%	2
79	Senior loan	1/30/2020	104.4	66.7	65.9	L + 2.85%	L + 3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / key	63%	4
80	Senior loan	4/5/2018	85.3	65.9	65.7	L + 3.10%	L + 3.51%	4/9/2023	Diversified - US	Industrial	$24 / sqft	54%	3
81	Senior loan	8/22/2019	74.3	65.0	64.5	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
82	Senior loan	6/29/2017	64.2	63.4	63.2	L + 3.40%	L + 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
83	Senior loan	10/5/2018	59.4	59.4	59.1	L + 5.50%	L + 5.65%	10/5/2021	Sydney - AU	Office	$630 / sqft	78%	3
84	Senior loan	11/30/2016	65.2	56.7	56.6	L + 3.10%	L + 3.32%	12/9/2021	Chicago	Retail	$1,167 / sqft	54%	4
85	Senior loan	10/6/2017	55.9	55.8	55.7	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	2
86	Senior loan	8/16/2019	54.3	54.3	54.2	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	3
87	Senior loan	11/23/2016	53.6	53.6	53.5	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	$223,254 / unit	65%	4
88	Senior loan	10/31/2018	63.3	52.8	52.6	L + 5.00%	L + 5.67%	11/9/2023	New York	Multi	$274,265 / unit	61%	3
89	Senior loan	3/11/2014	52.8	52.8	52.8	L + 1.84%	L + 1.85%	11/9/2020	New York	Multi	$593,109 / unit	65%	5
90	Senior loan	6/26/2019	66.0	51.8	51.3	L + 3.35%	L + 3.66%	6/20/2024	London - UK	Office	$585 / sqft	61%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
91	Senior loan	8/14/2019	70.3	51.5	50.9	L + 2.45%	L + 2.87%	9/9/2024	Los Angeles	Office	$590 / sqft	57%	3
92	Senior loan	6/12/2019	55.0	48.3	48.2	L + 3.25%	L + 3.37%	7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3
93	Senior loan	5/24/2018	81.3	46.0	45.6	L + 4.10%	L + 4.59%	6/9/2023	Boston	Office	$89 / sqft	55%	2
94	Senior loan	10/31/2018	53.4	45.3	45.3	L + 5.00%	L + 6.15%	11/9/2023	New York	Condo	$420 / sqft	64%	3
95	Senior loan	9/25/2018	49.3	45.0	44.8	L + 3.50%	L + 3.79%	9/1/2023	Chicago	Multi	$61,202 / unit	70%	3
96	Senior loan	11/3/2017	45.0	44.0	44.0	L + 3.00%	L + 3.08%	11/1/2022	Los Angeles	Office	$205 / sqft	50%	1
97	Senior loan	2/21/2020	43.8	43.8	43.6	L + 3.25%	L + 3.58%	3/1/2025	Atlanta	Multi	$137,304 / unit	68%	3
98	Senior loan	8/29/2017	51.2	43.5	43.5	L + 3.10%	L + 3.52%	10/9/2022	Southern California	Industrial	$91 / sqft	65%	3
99	Senior loan	6/26/2015	41.6	41.0	41.0	L + 3.75%	L + 3.94%	7/9/2020	San Diego	Office	$187 / sqft	73%	3
100	Senior loan	2/20/2019	49.4	39.7	39.4	L + 3.50%	L + 3.91%	3/9/2024	Calgary - CAN	Office	$109 / sqft	52%	3
101	Senior loan	12/27/2016	39.5	39.5	39.4	L + 3.10%	L + 3.45%	1/9/2022	New York	Multi	$784,286 / unit	64%	3
102	Senior loan	12/13/2019	35.9	33.0	32.2	L + 3.55%	L + 4.49%	6/12/2024	Diversified - FR	Industrial	$23 / sqft	55%	3
103	Senior loan	10/31/2019	33.9	33.0	32.9	L + 3.25%	L + 3.34%	11/1/2024	Raleigh	Multi	$162,626 / unit	52%	3
104	Senior loan	10/31/2019	31.5	31.3	31.3	L + 3.25%	L + 3.33%	11/1/2024	Atlanta	Multi	$164,816 / unit	60%	3
105	Senior loan	8/14/2019	31.0	31.0	31.0	L + 5.00%	L + 6.02%	8/14/2020	Orangeburg	Other	$150 / sqft	36%	3
106	Senior loan	10/31/2019	30.2	29.6	29.5	L + 3.25%	L + 3.33%	11/1/2024	Austin	Multi	$156,642 / unit	52%	3
107	Senior loan	6/26/2019	28.0	28.0	28.0	L + 3.25%	L + 3.90%	10/1/2020	Lake Charles	Multi	$104,478 / unit	73%	2
108	Senior loan	10/31/2019	27.2	27.2	27.1	L + 3.25%	L + 3.32%	11/1/2024	Austin	Multi	$135,084 / unit	53%	3
109	Senior loan	5/31/2019	24.4	24.4	24.4	L + 4.00%	L + 4.20%	6/1/2022	Denver	Multi	$162,720 / unit	59%	2
110	Senior loan	12/15/2017	22.5	22.5	22.5	L + 3.50%	L + 3.50%	12/9/2020	Diversified - US	Hospitality	$340,809 / key	50%	3
111	Senior loan	3/24/2020	22.0	22.0	22.0	L + 3.25%	L + 3.26%	10/1/2021	San Jose	Multi	$400,000 / unit	58%	3
112	Senior loan	12/23/2019	26.2	20.5	20.3	L + 2.85%	L + 3.21%	1/9/2025	Miami	Office	$344 / sqft	68%	3
113	Senior loan	2/26/2020	20.4	20.4	20.4	L + 2.80%	L + 3.27%	3/1/2021	Atlanta	Multi	$85,356 / unit	36%	1
114	Senior loan	6/15/2018	22.0	20.4	20.5	L + 3.35%	L + 3.79%	7/1/2022	Phoenix	Multi	$71,430 / unit	78%	3
115	Senior loan	3/8/2017	20.1	20.1	20.1	4.79% (7)	5.12% (7)	12/23/2021	Montreal - CAN	Office	$55 / sqft	45%	2
116	Senior loan	4/26/2019	20.0	20.0	19.9	L + 2.93%	L + 3.38%	5/1/2024	Nashville	Multi	$198,020 / unit	73%	2
117	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%	L + 3.48%	1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	3
118	Senior loan	3/30/2016	15.8	15.8	16.0	5.15%	5.27%	9/4/2020	Diversified - CAN	Self-Storage	$3,451 / unit	56%	1
119	Senior loan	10/20/2017	17.2	15.1	15.0	L + 4.25%	L + 4.35%	11/1/2021	Houston	Multi	$119,444 / unit	56%	2
120	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%	L + 3.41%	7/1/2022	Portland	Multi	$130,180 / unit	66%	2

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	LTV (2)	Risk Rating
121	Senior loan	4/30/2019	15.5	14.4	14.3	L + 3.00%	L + 3.32%	5/1/2024	Houston	Multi	$46,543 / unit	78%	3
122	Senior loan	5/22/2014	14.0	14.0	14.0	L + 2.90%	L + 3.15%	6/15/2021	Orange County	Office	$25 / sqft	74%	2
123	Senior loan	2/28/2019	15.3	13.9	13.9	L + 3.00%	L + 3.29%	3/1/2024	San Antonio	Multi	$60,621 / unit	75%	3
124	Senior loan	10/1/2019	341.7	12.8	9.2	L + 3.75%	L + 4.25%	10/9/2025	Atlanta	Mixed-Use	$505 / sqft	70%	3
125	Senior loan	5/30/2018	10.1	10.1	10.1	L + 4.15%	L + 4.41%	6/1/2021	Phoenix	Multi	$112,222 / unit	74%	2
126	Senior loan	9/1/2016	6.1	6.1	6.2	L + 4.20%	L + 4.39%	9/1/2022	Atlanta	Multi	$56,544 / unit	72%	1
127	Senior loan	11/30/2018	3.5	3.5	3.6	L + 2.95%	L + 4.20%	10/1/2023	Las Vegas	Multi	$7,289 / unit	70%	2
128	Senior loan (4)	3/23/2020	348.6	0.0	(1.1)	L + 3.75%	L + 4.38%	1/9/2025	Nashville	Mixed-Use	$348 / sqft	78%	3
	CECL reserve				(178.1)

	Loans receivable, net		$21,717.3	$17,174.2	$16,161.4	L + 3.23%	L + 3.58%	3.5 yrs				65%	3.0

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of June 30, 2020, five loans in our portfolio have been financed with an aggregate $739.6 million of non-consolidated senior interest, which are included in the table above. Portfolio excludes our $82.0 million subordinate position in the $857.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of June 30, 2020, 97% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.0 billion of such loans earned interest based on floors that are above the applicable index. The other 3% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of June 30, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income (loss), while declining interest rates will decrease net income (loss). As of June 30, 2020, 97% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2020, the remaining 3% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate swaps or caps to limit our exposure to increases in interest rates on such liabilities.
Certain jurisdictions are currently reforming or phasing out their Interbank Offered Rates, or IBORS, including, without limitation, the London Interbank Offered Rate, Euro Interbank Offered Rate, the Canadian Dollar Offered Rate and the Australian Bank Bill Swap Reference Rate. The timing of the anticipated reforms or phase-outs vary by jurisdiction, with most of the reforms or phase-outs currently scheduled to take effect at the end of calendar year 2021. We are evaluating the operational impact of such changes on existing transactions and contractual arrangements and managing transition efforts. Refer to “Part I. Item 1A. Risk Factors — Risks Related to Our Lending and Investment Activities — The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following June 30, 2020, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)(3)		Interest Rate Sensitivity as of June 30, 2020
			Increase in Rates		Decrease in Rates (4)
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$12,520,462	Income	$7,510	$15,440	$(4,652)	$(4,652)
	(10,440,646)	Expense	(17,202)	(34,851)	11,164	11,164

	$2,079,816	Net interest	$(9,692)	$(19,411)	$6,512	$6,512

EUR	$3,142,835	Income	$—	$1,350	$—	$—
	(2,494,978)	Expense	—	(1,068)	—	—

	$647,857	Net interest	$—	$282	$—	$—

GBP	$1,600,788	Income	$1,853	$4,028	$(908)	$(908)
	(1,014,982)	Expense	(2,030)	(4,060)	1,144	1,144

	$585,806	Net interest	$(177)	$(32)	$236	$236

AUD	$233,425	Income	$—	$—	$—	$—
	(169,299)	Expense	(339)	(677)	202	202

	$64,126	Net interest	$(339)	$(677)	$202	$202

CAD (5)	$41,188	Income	$3	$6	$(3)	$(6)
	(45,384)	Expense	(91)	(182)	91	182

	$(4,196)	Net interest	$(88)	$(176)	$88	$176

		Total net interest	$(10,296)	$(20,014)	$7,038	$7,126

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. In addition, $13.0 billion of our loans earned interest based on floors that are above the applicable index as of June 30, 2020. Refer to Note 11 to our consolidated financial statements for additional details of our incentive fee calculation.

(2)
Includes investment exposure to the 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

(3)	Includes amounts outstanding under secured debt agreements, non-consolidated senior interests, securitized debt obligations, non-consolidated securitized debt obligations, and secured term loans.
(4)	Decrease in rates assumes the applicable benchmark rate for each currency does not decrease below 0%.
(5)	Liabilities balance includes two interest rate swaps totaling C$17.3 million ($12.7 million as of June 30, 2020) that are used to hedge a portion of our fixed rate debt.
Investment Portfolio Value
As of June 30, 2020, 3% of our investments by investment exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our investments to maturity and so do not expect to realize gains or losses on our fixed rate investment portfolio as a result of movements in market interest rates.
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
The COVID-19 pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions have persisted, and in the future may continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the COVID-19 pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the COVID-19 pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the three months ended June 30, 2020, we closed 13 loan modifications, representing an aggregate principal balance of $2.4 billion. The loan modifications included term extensions, interest rate changes, repurposing of reserves, temporary deferrals of interest, and performance test or covenant waivers, many of which were coupled with additional equity commitments from sponsors.
We are generally encouraged by our borrowers’ initial response to the COVID-19 pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 63.6% as of June 30, 2020, reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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

Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. During the three months ended June 30, 2020, we entered into agreements with seven of our secured credit facility lenders, representing an aggregate $7.9 billion of our secured credit facilities, to temporarily suspend credit mark provisions on certain of their portfolio assets in exchange for: (i) cash repayments; (ii) pledges of additional collateral; and (iii) reductions of available borrowings.
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
Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates.
The following table outlines our assets and liabilities that are denominated in a foreign currency (€/£/A$/C$ in thousands):

	June 30, 2020
Foreign currency assets (1)	€2,849,505	£1,654,698	A$	344,002	C$	108,478
Foreign currency liabilities (1)	(2,220,577)	(1,123,093)		(245,982)		(78,943)
Foreign currency contracts - notional	(620,400)	(530,200)		(92,800)		(24,400)

Net exposure to exchange rate fluctuations	€8,528	£1,405	A$	5,220	C$	5,135

____________

(1)	Balances include non-consolidated senior interests of £302.0 million
Substantially all of our net asset exposure to the Euro, the British Pound Sterling, the Australian Dollar, and the Canadian Dollar has been hedged with foreign currency forward contracts.

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

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by the information disclosed under Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On May 11, 2020, we issued 840,696 shares of our class A common stock to our Manager in satisfaction of $19.3 million of management and incentive fees accrued in the first quarter of 2020. The per share price of $22.92954, was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call. The issuance of such shares was not registered under the Securities Act of 1933, as amended (the “Securities Act”), because the shares were issued in a transaction by the issuer not involving any public offering exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Articles of Amendment dated June 8, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2020)

10.1
Term Loan Credit Agreement, dated as of April 23, 2019, among Blackstone Mortgage Trust, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank Plc, Deutsche Bank Securities Inc. and Blackstone Advisory Partners LP, as Joint Lead Arrangers and Joint Bookrunners

10.2
First Amendment to Term Loan Credit Agreement, dated as of November 19, 2019, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.3
Second Amendment to Term Loan Credit Agreement, dated as of May 20, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.4
Third Amendment to Term Loan Credit Agreement, dated as of June 11, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.5
Loan Guaranty, entered into as of April 23, 2019, by and among the subsidiary guarantors and other persons from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.6
Pledge and Security Agreement, entered into as of April 23, 2019, by and among Blackstone Mortgage Trust, Inc., the grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

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

+
This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act, or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

July 29, 2020	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

July 29, 2020	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)