Form 10-Q
period 2020-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2020-10-29
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number:
001-14788
Blackstone Mortgage Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue, 15th Floor
New York, New York 10154
(Address of principal executive offices)(Zip Code)
(212)
655-0220
(Registrant’s telephone number, including area code)
345 Park Avenue, 42nd Floor
New York, New York 10154
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of October 22, 2020 was
146,197,741
.

Website Disclosure
We use our website (www.blackstonemortgagetrust.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases,

Securities and Exchange Commission, or SEC,
filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone Mortgage Trust when you enroll your email address by visiting the “Contact Us &
E-mail
Alerts” section of our website at http://ir.blackstonemortgagetrust.com. The contents of our website and any alerts are not, however, a part of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and cash equivalents	$427,028	$150,090
Loans receivable	16,468,703	16,164,801
Current expected credit loss reserve	(177,026)	—

Loans receivable, net	16,291,677	16,164,801
Other assets	158,099	236,980

Total Assets	$16,876,804	$16,551,871

Liabilities and Equity
Secured debt agreements, net	$8,973,810	$10,054,930
Securitized debt obligations, net	2,168,083	1,187,084
Secured term loans, net	1,043,441	736,142
Convertible notes, net	615,541	613,071
Other liabilities	171,977	175,963

Total Liabilities	12,972,852	12,767,190

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized and 146,197,290 shares issued and outstanding as of September 30, 2020, and 200,000,000 shares authorized and 135,003,662 shares issued and outstanding as of December 31, 2019	1,462	1,350
Additional paid-in capital	4,693,982	4,370,014
Accumulated other comprehensive income (loss)	9,645	(16,233)
Accumulated deficit	(821,725)	(592,548)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,883,364	3,762,583
Non-controlling interests	20,588	22,098

Total Equity	3,903,952	3,784,681

Total Liabilities and Equity	$16,876,804	$16,551,871

Note: The consolidated balance sheets as of September 30, 2020 and December 31, 2019 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of September 30, 2020 and December 31, 2019, assets of the consolidated VIEs totaled $2.6 billion and $1.4 billion, respectively, and liabilities of the consolidated VIEs totaled $2.2 billion and $1.2 billion, respectively. Refer to Note 15 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income from loans and other investments
Interest and related income	$193,939	$213,873	$590,797	$662,001
Less: Interest and related expenses	78,978	111,957	268,070	347,536

Income from loans and other investments, net	114,961	101,916	322,727	314,465
Other expenses
Management and incentive fees	18,985	17,502	58,758	58,276
General and administrative expenses	11,242	9,741	34,320	28,951

Total other expenses	30,227	27,243	93,078	87,227
Decrease (increase) in current expected credit loss reserve	6,055	—	(173,466)	—
Income before income taxes	90,789	74,673	56,183	227,238
Income tax provision (benefit)	20	(721)	192	(573)

Net income	90,769	75,394	55,991	227,811

Net income attributable to non-controlling interests	(909)	(497)	(1,937)	(1,176)

Net income attributable to Blackstone Mortgage Trust, Inc.	$89,860	$74,897	$54,054	$226,635

Net income per share of common stock basic and diluted	$0.61	$0.56	$0.39	$1.76

Weighted-average shares of common stock outstanding, basic and diluted	146,484,651	134,536,683	140,157,620	128,485,701

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$90,769	$75,394	$55,991	$227,811
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	62,656	(39,961)	14,488	(44,125)
Realized and unrealized (loss) gain on derivative financial instruments	(61,936)	35,987	11,390	44,953

Other comprehensive income (loss)	720	(3,974)	25,878	828

Comprehensive income	91,489	71,420	81,869	228,639
Comprehensive loss attributable to non-controlling interests	(909)	(497)	(1,937)	(1,176)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$90,580	$70,923	$79,932	$227,463

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13, see Note 2	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	4	—	—	—	4	—	4
Restricted class A common stock earned	—	8,550	—	—	8,550	—	8,550
Dividends reinvested	—	162	—	(150)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	34,481	—	34,481	—	34,481
Net (loss) income	—	—	—	(53,350)	(53,350)	67	(53,283)
Dividends declared on common stock, $0.62 per share	—	—	—	(83,920)	(83,920)	—	(83,920)
Contributions from non-controlling interests	—	—	—	—	—	8,108	8,108
Distributions to non-controlling interests	—	—	—	—	—	(6,681)	(6,681)

Balance at March 31, 2020	$1,354	$4,378,851	$18,248	$(747,533)	$3,650,920	$23,507	$3,674,427

Shares of class A common stock issued, net	108	297,491	—	—	297,599	—	297,599
Restricted class A common stock earned	—	8,527	—	—	8,527	—	8,527
Dividends reinvested	—	165	—	(152)	13	—	13
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive loss	—	—	(9,323)	—	(9,323)	—	(9,323)
Net income	—	—	—	17,544	17,544	961	18,505
Dividends declared on common stock, $0.62 per share	—	—	—	(90,642)	(90,642)	—	(90,642)
Distributions to non-controlling interests	—	—	—	—	—	(3,447)	(3,447)

Balance at June 30, 2020	$1,462	$4,685,159	$8,925	$(820,783)	$3,874,763	$21,021	$3,895,784

Restricted class A common stock earned	—	8,524	—	—	8,524	—	8,524
Dividends reinvested	—	174	—	(160)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	720	—	720	—	720
Net income	—	—	—	89,860	89,860	909	90,769
Dividends declared on common stock, $0.62 per share	—	—	—	(90,642)	(90,642)	—	(90,642)
Contributions from non-controlling interests	—	—	—	—	—	323	323
Distributions to non-controlling interests	—	—	—	—	—	(1,665)	(1,665)

Balance at September 30, 2020	$1,462	$4,693,982	$9,645	$(821,725)	$3,883,364	$20,588	$3,903,952

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$55,991	$227,811
Adjustments to reconcile net income to net cash provided by operating activities
Satisfaction of management and incentive fees in stock	19,277	—
Non-cash compensation expense	25,978	23,276
Amortization of deferred fees on loans and debt securities	(43,516)	(40,110)
Amortization of deferred financing costs and premiums/discount on debt obligations	28,122	22,830
Increase in current expected credit loss reserve	173,466	—
Unrealized ( gain ) loss on assets denominated in foreign currencies, net	(648)	204
Unrealized gain on derivative financial instruments, net	(754)	(578)
Realized ( gain ) loss on derivative financial instruments, net	(481)	246
Changes in assets and liabilities, net
Other assets	8,713	(3,518)
Other liabilities	(4,852)	(1,570)

Net cash provided by operating activities	261,296	228,591

Cash flows from investing activities
Origination and fundings of loans receivable	(1,489,101)	(3,319,563)
Principal collections and sales proceeds from loans receivable and debt securities	1,358,640	2,589,622
Origination and exit fees received on loans receivable	14,215	32,527
Receipts under derivative financial instruments	87,286	35,756
Payments under derivative financial instruments	(98,216)	(4,650)
Collateral deposited under derivative agreements	(255,830)	(11,400)
Return of collateral deposited under derivative agreements	277,280	9,090

Net cash used in investing activities	(105,726)	(668,618)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
 Consolidated  Statements
of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities
Borrowings under secured debt agreements	$2,428,841	$2,950,456
Repayments under secured debt agreements	(3,588,908)	(3,048,960)
Proceeds from issuance of collateralized loan obligations	1,243,125	—
Repayment of collateralized loan obligations	(253,260)	—
Proceeds from sale of loan participations	—	21,346
Repayment of loan participations	—	(115,874)
Net proceeds from secured term loan borrowings	315,438	498,750
Repayments of secured term loans	(6,428)	(1,250)
Payment of deferred financing costs	(34,726)	(25,710)
Contributions from non-controlling interests	8,431	26,721
Distributions to non-controlling interests	(11,793)	(20,556)
Net proceeds from issuance of class A common stock	278,322	372,329
Dividends paid on class A common stock	(258,264)	(237,702)

Net cash provided by financing activities	120,778	419,550

Net increase (decrease) in cash, cash equivalents, and restricted cash	276,348	(20,477)
Cash and cash equivalents at beginning of period	150,090	105,662
Effects of currency translation on cash and cash equivalents	590	(896)

Cash and cash equivalents at end of period	$427,028	$84,289

Supplemental disclosure of cash flows information
Payments of interest	$(242,564)	$(324,013)

Payments of income taxes	$(146)	$(205)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(90,642)	$(83,259)

Satisfaction of management and incentive fees in stock	$19,277	$—

Loan principal payments held by servicer, net	$3,235	$56,843

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily
of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including our credit facilities, issuing CLOs or single-asset securitizations, and syndications of senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 42nd Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

We have classified the subordinate position we own as a
held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Refer to Note 15 for additional discussion of our VIEs.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As of September 30, 2020, there is an ongoing global outbreak of a novel coronavirus, or
COVID-19,
which has spread to over 200 countries and territories, including the United States, has spread to every state in the United States, and is continuing to spread. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
COVID-19.
The United States and other countries have reacted to the
COVID-19
outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential
offices, retail centers, hotels, and other businesses, and taking other restrictive measures designed to help slow the spread of
COVID-19.
Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of
COVID-19,
are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including the collateral underlying certain of our loans. Moreover, with the continued spread of
COVID-19,
governments and businesses are likely to take increasingly aggressive measures to help slow its spread. For this reason, among others, as
COVID-19
continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess. The rapid development and fluidity of this situation preclude
any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of September 30, 2020, however uncertainty over the ultimate impact
COVID-19
will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of September 30, 2020 inherently less certain than they would be absent the current and potential impacts of
COVID-19.
Actual results may ultimately differ from those estimates.
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
Interest received
 is then recorded
as a reduction
in
the
outstanding principal balance
until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both September 30, 2020 and December 31, 2019, we had no restricted cash on our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $339.1 million and $450.8 million as of September 30, 2020 and December 31, 2019, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2020. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.

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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2020.
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
Certain of our other assets are reported at fair value, as of quarter-end,
either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 14. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager.
During the nine months ended September 30, 2020, we recorded an aggregate $69.7 million CECL reserve specifically related to two of our loans receivable with an aggregate outstanding principal balance of $338.8 million, as of September 30, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of September 30, 2020. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans receivable include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.25% to 4.80%.
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

•
Loans receivable, net: The fair values of these loans were estimated by our Manager based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, credit worthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager.

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
In August 2020, the FASB issued ASU
2020-06
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU
2020-06.
ASU
2020-06
simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU
2020-06
also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU
2020-06
is effective for fiscal years beginning after December 15, 2021 and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Upon adoption of ASU
2020-06,
convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This will reduce the issue discount and result in less non-cash
interest expense in our consolidated financial statements. Additionally, ASU
2020-06
will result in the reporting of a diluted earnings per share, if the effect is dilutive, in our consolidated financial statements, regardless of our settlement intent.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2020	December 31, 2019
Number of loans	123	128
Principal balance	$16,553,358	$16,277,343
Net book value	$16,291,677	$16,164,801
Unfunded loan commitments (1)	$3,330,847	$3,911,868
Weighted-average cash coupon (2)	L + 3.17%	L + 3.20%
Weighted-average all-in yield (2)	L + 3.53%	L + 3.55%
Weighted-average maximum maturity (years) (3)	3.3	3.8

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of September 30, 2020, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.4 billion of such loans earned interest based on floors that are above the applicable index. The other 1% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of September 30, 2020 and December 31, 2019, respectively, for purposes of the weighted-averages. As of December 31, 2019, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and

$6.1 billion of such loans earned interest based on floors
that
are above the applicable index. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2020, 42% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 58% were open to repayment by the borrower without penalty. As of December 31, 2019, 61% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Loans Receivable, as of December 31, 2019	$16,277,343	$(112,542)	$16,164,801
Loan fundings	1,489,101	—	1,489,101
Loan repayments and sales	(1,301,862)	—	(1,301,862)
Unrealized gain (loss) on foreign currency translation	88,776	(320)	88,456
Deferred fees and other items	—	(14,886)	(14,886)
Amortization of fees and other items	—	43,093	43,093

Loans Receivable, as of September 30, 2020	$16,553,358	$(84,655)	$16,468,703

CECL reserve			(177,026)

Loans Receivable, net, as of September 30, 2020			$16,291,677

(1)	Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2020
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	59	$9,688,444	$10,107,222	60%
Hospitality	14	2,259,528	2,324,828	13
Multifamily	33	1,843,950	1,914,879	11
Industrial	7	873,714	877,510	5
Retail	4	539,099	551,335	3
Self-Storage	2	294,652	294,715	2
Condominium	2	240,484	252,181	1
Other	2	728,832	946,929	5

Total loans receivable	123	$16,468,703	$17,269,599	100%

CECL reserve		(177,026)

Loans receivable, net		$16,291,677

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	25	$4,240,179	$4,261,164	25%
West	28	2,977,314	3,406,782	20
Southeast	25	2,454,675	2,508,960	15
Midwest	8	1,026,192	1,029,360	6
Southwest	10	604,194	606,033	4
Northwest	1	15,519	15,530	—

Subtotal	97	11,318,073	11,827,829	70
International
United Kingdom	13	1,706,353	1,943,238	11
Ireland	1	1,256,417	1,264,446	7
Spain	2	1,236,397	1,241,676	7
Australia	2	241,333	242,183	1
Germany	1	203,444	239,662	1
Italy	1	204,286	205,994	1
Netherlands	1	100,929	101,968	1
Belgium	1	90,849	91,089	1
Canada	3	76,898	77,054	—
France	1	33,724	34,460	—

Subtotal	26	5,150,630	5,441,770	30

Total loans receivable	123	$16,468,703	$17,269,599	100%

CECL reserve		(177,026)

Loans receivable, net		$16,291,677

(1)

In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $716.2 million of such non-consolidated
senior interests as of September 30, 2020.

(2)	Excludes investment exposure to the $807.7 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
senior interests as of December 31, 2019
.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	September 30, 2020			December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	8	$723,220	$724,973	6	$376,379	$378,427
2	26	3,078,004	3,094,525	30	3,481,123	3,504,972
3	73	9,328,140	10,095,708	89	12,137,963	12,912,722
4	14	3,002,016	3,015,569	3	169,336	169,743
5	2	337,323	338,824	—	—	—

Total loans receivable	123	$16,468,703	$17,269,599	128	$16,164,801	$16,965,864
CECL reserve		(177,026)			—

Loans receivable, net		$16,291,677			$16,164,801

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $716.2 million and $688.5 million of such non-consolidated
senior interests as of September 30, 2020 and December 31, 2019, respectively.

(2)
Excludes investment exposure to the 2018 Single Asset Securitization of $807.7 million and $930.0 million as of September 30, 2020 and December 31, 2019, respectively. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of September 30, 2020 and December 31, 2019, respectively. The increase in the risk rating was primarily the result of loans with an aggregate principal balance of $3.2 billion that were downgraded to a “4” or “5” as of September 30, 2020 to reflect the higher risk in loans collateralized by hospitality assets and select other assets that are particularly negatively impacted by the
COVID-19
pandemic.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and nine months ended September 30, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	—	13,942
Increase in CECL reserve	41,687	23,149	28,587	69,661	163,084

CECL reserve as of September 30, 2020	$50,642	$26,780	$29,943	$69,661	$177,026

CECL reserve as of June 30, 2020	$61,404	$19,745	$27,240	$69,661	$178,050
(Decrease) increase in CECL reserve	(10,762)	7,035	2,703	—	(1,024)

CECL reserve as of September 30, 2020	$50,642	$26,780	$29,943	$69,661	$177,026

Our initial CECL reserve against our loans receivable portfolio of $13.9 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three and nine months ended September 30, 2020, we recorded a decrease of $1.0 million and an increase of $163.1 million, respectively, in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $177.0 million as of September 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Note 2 for further discussion of
COVID-19.
During the first quarter of 2020, we entered into a loan modification related to a multifamily asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. As of September 30, 2020, we recorded a $
14.8
 million
CECL reserve on this loan, which had an outstanding principal balance of
$
52.5
 million, net of cost-recovery proceeds, as of September 30, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of September 30, 2020, and to reflect ongoing loan modification discussions. As of September 30, 2020, the borrower was current with all terms of the loan, including payments of interest.
During the third quarter of 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. As of September 30, 2020, we recorded a
$54.9
million CECL reserve on this loan, which had an outstanding principal balance of
$286.3
million, net of cost-recovery proceeds, as of September 30, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of September 30, 2020.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.8 million, as of September 30, 2020. No income was recorded on these loans during the three months ended September 30, 2020.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our primary credit quality indicator is our risk ratings, which are further discussed above. The following table presents the net book value of our loan portfolio as of September 30, 2020 by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)(2)
	As of September 30, 2020
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
U.S. loans
1	$20,383	$200,677	$224,920	$43,995	$18,366	$—	$508,341
2	—	309,279	1,700,123	765,733	79,798	223,071	3,078,004
3	600,826	2,276,870	1,555,355	1,128,881	230,250	220,539	6,012,721
4	65,917	168,041	1,051,143	63,253	110,228	—	1,458,582
5	—	—	—	—	—	—	—

Total U.S. loans	$687,126	$2,954,867	$4,531,541	$2,001,862	$438,642	$443,610	$11,057,648

Non-U.S. loans
1	$—	$—	$124,030	$90,849	$—	$—	$214,879
2	—	—	—	—	—	—	—
3	100,929	2,413,608	448,647	—	107,822	—	3,071,006
4	—	244,183	—	—	—	—	244,183
5	—	—	—	—	—	—	—

Total Non-U.S. loans	$100,929	$2,657,791	$572,677	$90,849	$107,822	$—	$3,530,068

Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	186,859	—	—	57,554	244,413
4	—	307,037	992,214	—	—	—	1,299,251
5	—	—	—	—	—	—	—

Total unique loans	$—	$307,037	$1,179,073	$—	$—	$57,554	$1,543,664

Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	284,808	—	—	52,515	337,323

Total impaired loans	$—	$—	$284,808	$—	$—	$52,515	$337,323

Total loans receivable
1	$20,383	$200,677	$348,950	$134,844	$18,366	$—	$723,220
2	—	309,279	1,700,123	765,733	79,798	223,071	3,078,004
3	701,755	4,690,478	2,190,861	1,128,881	338,072	278,093	9,328,140
4	65,917	719,261	2,043,357	63,253	110,228	—	3,002,016
5	—	—	284,808	—	—	52,515	337,323

Total loans receivable	$788,055	$5,919,695	$6,568,099	$2,092,711	$546,464	$553,679	$16,468,703

CECL reserve							(177,026)

Loans receivable, net							$16,291,677

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)
Excludes the $75.3 million net book value of our
held-to-maturity
debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2020 and December 31, 2019, our Multifamily Joint Venture held $566.1 million and $670.5 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	September 30, 2020	December 31, 2019
Debt securities held-to-maturity (1)	$77,297	$86,638
CECL reserve	(2,033)	—

Debt securities held-to-maturity, net	75,264	86,638
Accrued interest receivable	61,528	66,649
Collateral deposited under derivative agreements	9,350	30,800
Derivative assets	7,762	1,079
Loan portfolio payments held by servicer (2)	3,235	49,584
Prepaid taxes	376	376
Prepaid expenses	41	739
Other	543	1,115

Total	$158,099	$236,980

(1)
Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $807.7 million and $930.0 million as of September 30, 2020 and December 31, 2019, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 15 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the three and nine months ended September 30, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Debt Securities Held-To-Maturity
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	445	—	—	—	445
Increase in CECL reserve	1,588	—	—	—	1,588

CECL reserve as of September 30, 2020	$2,033	$—	$—	$—	$2,033

CECL reserve as of June 30, 2020	$4,119	$—	$—	$—	$4,119
Decrease in CECL reserve	(2,086)	—	—		(2,086)

CECL reserve as of September 30, 2020	$2,033	$—	$—	$—	$2,033

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our initial CECL reserve against our debt securities
held-to-maturity
of $445,000 recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three and nine months ended September 30, 2020, we recorded a decrease of $2.1 million and an increase of $1.6 million, respectively, in the expected credit loss reserve against our debt securities held-to-maturity,
bringing our total CECL reserve to $2.0 million as of September 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	September 30, 2020	December 31, 2019
Accrued dividends payable	$90,642	$83,702
Derivative liabilities	25,388	42,263
Accrued interest payable	21,162	24,831
Accrued management and incentive fees payable	18,985	20,159
Current expected credit loss reserve for unfunded loan commitments (1)	12,057	—
Accounts payable and other liabilities	3,743	5,008

Total	$171,977	$175,963

(1)	Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of September 30, 2020, we had unfunded commitments of $3.3 billion related to 83 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 17 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and nine months ended September 30, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	—	3,263
Increase in CECL reserve	6,378	2,357	59	—	8,794

CECL reserve as of September 30, 2020	$9,179	$2,810	$68	$—	$12,057

CECL reserve as of June 30, 2020	$12,836	$2,078	$88	$—	$15,002
(Decrease) increase in CECL reserve	(3,657)	732	(20)	—	(2,945)

CECL reserve as of September 30, 2020	$9,179	$2,810	$68	$—	$12,057

Our initial CECL reserve against our unfunded loan commitments of $3.3 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three and nine months ended September 30, 2020, we recorded a decrease of $2.9 million and an increase of $8.8 million, respectively, in the expected credit loss reserve against our unfunded loan commitments, bringing our total CECL reserve to $12.1 million as of September 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

5. SECURED DEBT AGREEMENTS, NET
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
Our secured debt agreements include secured credit facilities, asset-specific financings, and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	September 30, 2020	December 31, 2019
Secured credit facilities	$8,651,313	$9,753,059
Asset-specific financings	348,964	330,879
Revolving credit agreement	—	—

Total secured debt agreements	$9,000,277	$10,083,938

Deferred financing costs (1)	(26,467)	(29,008)

Net book value of secured debt	$8,973,810	$10,054,930

(1)
Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Secured Credit Facilities
The following table details our secured credit facilities as of September 30, 2020 ($ in thousands):

	September 30, 2020
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$1,934,011	$1,934,011	$—	$2,883,566
Barclays	1,627,322	1,426,298	201,024	2,097,701
Wells Fargo	1,499,543	1,221,880	277,663	2,002,238
Citibank	944,610	777,442	167,168	1,228,815
Goldman Sachs	593,306	593,306	—	802,599
Bank of America	546,168	546,168	—	761,960
MetLife	445,144	445,144	—	556,663
JP Morgan	430,856	403,503	27,353	578,524
Morgan Stanley	507,209	380,156	127,053	812,540
Santander	256,305	256,305	—	320,382
Société Générale	235,169	235,169	—	303,731
US Bank - Multi. JV (3)	217,668	212,482	5,186	272,084
Goldman Sachs - Multi. JV (3)	185,529	185,529	—	251,663
Bank of America - Multi. JV (3)	33,920	33,920	—	42,400

	$9,456,760	$8,651,313	$805,447	$12,914,866

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
The weighted-average outstanding balance of our secured credit facilities was $9.0 billion for the nine months ended September 30, 2020. As of September 30, 2020, we had aggregate borrowings of $8.7 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.62% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.82% per annum, and a weighted-average advance rate of 73.7%. As of September 30, 2020, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.2 years.

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
The weighted-average outstanding balance of our secured credit facilities was $8.7 billion for the nine months ended December 31, 2019. As of December 31, 2019, we had aggregate borrowings of $9.8 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.60% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.79% per annum, and a weighted-average advance rate of 79.4%. As of December 31, 2019, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.6 years.
Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following tables outline the key terms of our credit facilities as of September 30, 2020:

Lender	Currency	Guarantee (1)	Margin Call (2)	Term/Maturity
Deutsche Bank	$ / €	61% (4)	Collateral marks only	Term matched (6)
Barclays	$ / £ / €	25%	Collateral marks only	Term matched (6)
Wells Fargo	$ / C$	25% (5)	Collateral marks only	Term matched (6)
Citibank	$ / £ / € / A$ / C$	25%	Collateral marks only	Term matched (6)
Goldman Sachs	$ / £ / €	25%	Collateral marks only	Term matched (6)
Bank of America		$50%	Collateral marks only	May 21, 2024 (7)
MetLife		$62%	Collateral marks only	September 23, 2025 (8)
JP Morgan	$ / £	43%	Collateral marks only	January 7, 2024 (9)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	September 29, 2025 (1 0 )
Santander		€50%	Collateral marks only	Term matched (6)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched (6)
US Bank - Multi. JV (3)		$25%	Collateral marks only	Term matched (6)
Goldman Sachs - Multi. JV (3)		$25%	Collateral marks only	July 12, 2022 (1 1 )
Bank of America - Multi. JV (3)		$43%	Collateral marks only	July 19, 2023 (12)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks. These provisions have been temporarily suspended on certain of our facilities as described above.

(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Specific borrowings outstanding of $920.3 million are 100% guaranteed. The remainder of the credit facility borrowings are 25% guaranteed.
(5)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $146.6 million related to $195.5 million of specific borrowings outstanding.
(6)
These secured credit facilities have various availability periods during which new advances can be made and which are generally subject to each lender’s discretion. Maturity dates for advances outstanding are tied to the term of each respective collateral asset.

(7)	Includes two one-year extension options which may be exercised at our sole discretion.
(8)	Includes four one-year extension options which may be exercised at our sole discretion.
(9)	Includes two one-year extension options which may be exercised at our sole discretion.
(10)	Includes two one-year extension options which may be exercised at our sole discretion.
(11)	Includes a one-year extension option which may be exercised at our sole discretion.
(12)	Includes two one-year extension options which may be exercised at our sole discretion.

Currency	Potential Borrowings (1)	Outstanding Borrowings	Floating Rate Index (2)	Spread	Advance Rate (3)
$	$ 5,708,370	$ 4,910,317	USD LIBOR	L + 1.62%	74.2%
€	€ 2,094,044	€ 2,087,778	EURIBOR	E + 1.44%	73.8%
£	£ 819,779	£ 819,738	GBP LIBOR	L + 1.95%	71.5%
A$	A$ 245,254	A$ 245,254	BBSY	BBSY + 1.90%	72.5%
C$	C$ 78,791	C$ 78,794	CDOR	CDOR + 1.80%	76.8%

	$ 9,456,760	$ 8,651,313		INDEX + 1.62%	73.7%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Asset-Specific Financings
The following tables detail our asset-specific financings ($ in thousands):

	September 30, 2020
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$443,710	$429,574	L+4.70%	n/a	Jul. 2023
Financing provided	4	$348,964	$340,067	L+3.54%	$25,816	Jul. 2023

	December 31, 2019
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$429,983	$417,820	L+4.90%	n/a	Mar. 2023
Financing provided	4	$330,879	$323,504	L+3.42%	$97,930	Mar. 2023

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

The weighted-average outstanding balance of our asset-specific financings was $309.1 million for the nine months ended September 30, 2020 and $216.5 million for the nine months ended December 31, 2019.
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
During the nine months ended September 30, 2020, we had no borrowings under the revolving credit agreement and we recorded interest expense of $1.2 million, including $575,000 of amortization of deferred fees and expenses.
During the nine months ended December 31, 2019, the weighted-average outstanding borrowings under the revolving credit agreement was $4.6 million, and we recorded interest expense of $1.6 million, including $779,000 of amortization of deferred fees and expenses. As of December 31, 2019, we had no outstanding borrowings under the agreement.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.0 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to September 30, 2020; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2020 and December 31, 2019, we were in compliance with these covenants. Refer to Note 7 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following tables detail our securitized debt obligations ($ in thousands):

	September 30, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 Collateralized Loan Obligation
Collateral assets	33	$1,500,000	$1,500,000	L+3.17%	December 2023
Financing provided	1	1,243,125	1,232,688	L+1.43%	February 2038
2017 Collateralized Loan Obligation
Collateral assets	16	713,953	713,953	L+3.34%	January 2023
Financing provided	1	531,453	530,466	L+1.78%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	615,772	615,138	L+3.57%	June 2023
Financing provided	1	404,929	404,929	L+1.63%	June 2033
Total
Collateral assets	50	$2,829,725	$2,829,091	L+3.30%

Financing provided (4)	3	$2,179,507	$2,168,083	L+1.55%

	December 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2017 Collateralized Loan Obligation
Collateral assets	18	$897,522	$897,522	L+3.43%	September 2022
Financing provided	1	715,022	712,517	L+1.98%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	711,738	710,260	L+3.60%	June 2023
Financing provided	1	474,620	474,567	L+1.64%	June 2033
Total
Collateral assets	19	$1,609,260	$1,607,782	L+3.51%

Financing provided (4)	2	$1,189,642	$1,187,084	L+1.84%

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
(4)
During the three and nine months ended September 30, 2020, we recorded $9.1 million and $31.8 million, respectively, of interest expense related to our securitized debt obligations. During the three and nine months ended September 30, 2019, we recorded $11.9 million and $36.9 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

7. SECURED TERM LOANS, NET
As of September 30, 2020, the following senior secured term loan facilities, or Secured Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$741,263	L+2.25%	L+2.52%	April 23, 2026
2020 Term Loan	$324,188	L+4.75%	L+5.60%	April 23, 2026

(1)	The 2020 Term Loan includes a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
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
$3.8 million, respectively, which will be amortized into interest expense over the life of the 2020 Term Loan.
The following table details the net book value of our Secured Term Loans on our consolidated balance sheets ($ in thousands):

	September 30, 2020	December 31, 2019
Face value	$1,065,451	$746,878
Unamortized discount	(10,273)	(1,456)
Deferred financing costs	(11,737)	(9,280)

Net book value	$1,043,441	$736,142

The guarantee under our Secured Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2020 and December 31, 2019, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

8. CONVERTIBLE NOTES, NET
As of September 30, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

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
been exceeded as of
September
 30, 2020.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $21.97 on September 30, 2020 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2020	December 31, 2019
Face value	$622,500	$622,500
Unamortized discount	(6,504)	(8,801)
Deferred financing costs	(455)	(628)

Net book value	$615,541	$613,071

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cash coupon	$7,015	$7,015	$21,045	$21,045
Discount and issuance cost amortization	831	792	2,470	2,352

Total interest expense	$7,846	$7,807	$23,515	$23,397

Accrued interest payable for the Convertible Notes was $7.8 million and $6.0 million, as of September 30, 2020 and December 31, 2019, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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
Cash Flow Hedges of Interest Rate Risk
Certain of our transactions expose us to interest rate risks, which include a fixed versus floating rate mismatch between our assets and liabilities. We use derivative financial instruments, which includes interest rate caps, and may also include interest rate swaps, options, floors, and other interest rate derivative contracts, to hedge interest rate risk.
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	2	C$	38,660	2.1%	CDOR	0.5

December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.7
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	1.0
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2020, we estimate that an additional $7,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
Net Investment Hedges of Foreign Currency Risk
Certain of our international investments expose us to fluctuations in foreign interest rates and currency exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency, the U.S. dollar. We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. During the three months ended March 31, 2020, we terminated all of our outstanding foreign currency forward contracts, with aggregate notional amounts of €552.1 million, £365.5 million, A$134.8 million, and C$23.7 million. During the three months ended June 30, 2020, we entered into foreign currency forward contracts with aggregate notional amounts of €620.4 million, £530.2 million, A$92.8 million, and C$24.4 million.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2020				December 31, 2019
	Number of	Notional			Number of	Notional
Foreign Currency Derivatives	Instruments	Amount		Foreign Currency Derivatives	Instruments	Amount
Buy USD / Sell EUR Forward	7		€750,566	Buy USD / Sell GBP Forward	4		£527,100
Buy USD / Sell GBP Forward	5		£365,987	Buy USD / Sell EUR Forward	5		€525,600
Buy USD / Sell AUD Forward	1	A$	92,800	Buy USD / Sell AUD Forward	3	A$	135,600
Buy USD / Sell CAD Forward	2	C$	26,200	Buy USD / Sell CAD Forward	1	C$	23,200
Non-designated
Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated
hedges of foreign currency risk (notional amount in thousands):

September 30, 2020			December 31, 2019
	Number of	Notional		Number of	Notional
Non-designated Hedges	Instruments	Amount	Non-designated Hedges	Instruments	Amount
Buy EUR / Sell GBP Forward	2	£145,737	Buy CAD / Sell USD Forward	1	C$	15,900
Buy USD / Sell EUR Forward	2	€34,310	Buy USD / Sell CAD Forward	1	C$	15,900
Buy EUR / Sell USD Forward	2	€25,900	Buy GBP / Sell EUR Forward	1		€12,857
Buy USD / Sell GBP Forward	1	£19,100	Buy AUD / Sell USD Forward	1	A$	10,000
Buy GBP / Sell USD Forward	1	£19,100	Buy USD / Sell AUD Forward	1	A$	10,000
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Interest Income and Interest Expense Recognized from Foreign Exchange Contracts
		Three Months	Nine Months
Foreign Exchange Contracts	Location of Income	Ended	Ended
in Hedging Relationships	(Expense) Recognized	September 30, 2020	September 30, 2020
Designated Hedges	Interest Income (1)	$1,794	$2,303
Non-Designated Hedges	Interest Income (1)	(227)	(222)
Non-Designated Hedges	Interest Expense (2)	669	(846)

Total		$2,236	$1,235

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	$6,117	$—	$23,384	$41,728
Interest rate derivatives	1	96	—	—

Total	$6,118	$96	$23,384	$41,728

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1,644	$983	$2,004	$535
Interest rate derivatives	—	—	—	—

Total	$1,644	$983	$2,004	$535

Total Derivatives	$7,762	$1,079	$25,388	$42,263

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months	Nine Months	Reclassified from		Three Months	Nine Months
	Ended	Ended	Accumulated		Ended	Ended
Derivatives in Hedging Relationships	September 30, 2020	September 30, 2020	OCI into Income		September 30, 2020	September 30, 2020
Net Investment Hedges
Foreign exchange contracts (1)	$(61,942)	$11,487	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	(5)	(88)	Interest Expense	(2)	(11)	9

Total	$(61,947)	$11,399			$(11)	$9

(1)
During the three and nine months ended September 30, 2020, we paid net cash settlements of $67.9 million and $10.9 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets.

(2)
During the three months ended September 30, 2020, we recorded total interest and related expenses of $79.0 million, which included interest expenses of $11,000 related to our cash flow hedges. During the nine months ended September 30, 2020, we recorded total interest and related expenses of $268.1 million, which included $9,000 related to income generated by our cash flow hedges

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2020, we were in a net liability position with each such derivative counterparty and posted collateral of $9.4 million under these derivative contracts. As of December 31, 2019, we were in a net liability position with each such derivative counterparty and posted collateral of $30.8 million under these derivative contracts.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

10. EQUITY
Stock and Stock Equivalents
Authorized Capital
During the nine months ended September 30, 2020, we filed articles of amendment to our charter authorizing us to issue an additional 200,000,000 shares of common stock. As of September 30, 2020, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2020.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
The following table details our issuances of class A common stock during the nine months ended September 30, 2020 ($ in thousands, except share and per share data):

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

(2)	Represents the weighted-average gross price per share paid by the underwriters or sales agents, as applicable, in June 2020.
(3)	Represents the weighted-average net proceeds per share after underwriting or sales discounts and commissions, as applicable, in June 2020.
(4)	Net proceeds represents proceeds received from the underwriters less applicable transaction costs in June 2020.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding (1)	2020	2019
Beginning balance	135,263,728	123,664,577
Issuance of class A common stock (2)	10,842,295	10,535,507
Issuance of restricted class A common stock, net	351,333	317,339
Issuance of deferred stock units	33,790	23,428

Ending balance	146,491,146	134,540,851

(1)	Includes deferred stock units held by members of our board of directors of 293,856 and 252,267 as of September 30, 2020 and 2019, respectively.
(2)	Includes 1,599 and 879 shares issued under our dividend reinvestment program during the nine months ended September 30, 2020 and 2019, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2020, we issued 628 shares and 1,599 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 326 shares and 879 shares, respectively, for the same periods in 2019. As of September 30, 2020, a total of 9,992,425 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. We did not sell any shares of our class A common stock under ATM Agreements during the nine months ended September 30, 2020. During the nine months ended September 30, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. As of September 30, 2020, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

On September 15, 2020, we declared a dividend of $0.62 per share, or $90.6 million in aggregate, that was paid on October 15, 2020, to stockholders of record as of September 30, 2020. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86
Total dividends declared	$90,642	$83,259	$265,205	$244,431
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (1)	$89,860	$74,897	$54,054	$226,635
Weighted-average shares outstanding, basic and diluted	146,484,651	134,536,683	140,157,620	128,485,701

Per share amount, basic and diluted	$0.61	$0.56	$0.39	$1.76

(1)	Represents net income attributable to Blackstone Mortgage Trust.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of September 30, 2020, total accumulated other comprehensive income was $9.6 million, primarily representing $75.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $66.2 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2019, total accumulated other comprehensive loss was $16.2 million, primarily representing $80.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, offset by $64.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of September 30, 2020, our Multifamily Joint Venture’s total equity was $137.3 million, of which $116.7 million was owned by us, and $20.6 million was allocated to non-controlling
interests. As of December 31, 2019, our Multifamily Joint Venture’s total equity was $147.3 million, of which $125.2 million was owned by us, and $22.1 million was allocated to non-controlling
interests.
11. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Management and Incentive Fees
Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the Management Agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous
12-month
period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our net income prepared in accordance with GAAP, excluding (i) certain non-cash
items, (ii) the net income related to our legacy portfolio, and (iii) incentive management fees.
During the three and nine months ended September 30, 2020, we incurred $15.6 million and $44.8 million, respectively, of management fees payable to our Manager, compared to $14.4 million and $40.8 million during the same period in 2019. In addition, during the three and nine months ended September 30, 2020, we incurred $3.4 million and $13.9 million, respectively, of incentive fees payable to our Manager, compared to $3.1 million and $17.4 million during the same period in 2019. During the nine months ended September 30, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020.
As of September 30, 2020 and December 31, 2019 we had accrued management and incentive fees payable to our Manager of $19.0 million and $20.2 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Professional services (1)	$1,715	$1,177	$5,130	$3,616
Operating and other costs (1)	878	810	3,212	2,059

Subtotal	2,593	1,987	8,342	5,675
Non-cash compensation expenses
Restricted class A common stock earned	8,524	7,629	25,603	22,901
Director stock-based compensation	125	125	375	375

Subtotal	8,649	7,754	25,978	23,276

Total general and administrative expenses	$11,242	$9,741	$34,320	$28,951

(1)
During the three and nine months ended September 30, 2020, we recognized an aggregate $293,000 and $869,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2019, we recognized an aggregate $234,000 and $567,000, respectively, of expenses related to our Multifamily Joint Venture.

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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2020 and December 31, 2019, we were in compliance with all REIT requirements.
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
During the three and nine months ended September 30, 2020, we recorded a current income tax provision of $20,000 and $192,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2019, we recorded a current income tax benefit of $721,000 and $573,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2020 or December 31, 2019.
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
As of September 30, 2020, tax years 2016 through 2019 remain subject to examination by taxing authorities.
13. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2020, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of September 30, 2020.
Seven
of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2020, there were 2,858,223 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2019	1,698,582	$34.52
Granted	351,582	37.19
Vested	(753,535)	34.26
Forfeited	(249)	35.83

Balance as of September 30, 2020	1,296,380	$35.39

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,296,380 shares of restricted class A common stock outstanding as of September 30, 2020 will vest as follows: 250,897 shares will vest in 2020; 690,100 shares will vest

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

in 2021; and 355,383 shares will vest in 2022. As of September 30, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $43.2 million based on the grant date fair value of shares granted subsequent to July 1, 2018. The compensation cost of our share based compensation arrangements for awards granted before July 1, 2018 is based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to July 1, 2018. This cost is expected to be recognized over a weighted-average period of 1.0 years from September 30, 2020.
14. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$7,762	$—	$7,762	$—	$1,079	$—	$1,079
Liabilities
Derivatives	$—	$25,388	$—	$25,388	$—	$42,263	$—	$42,263
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2020			December 31, 2019
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$427,028	$427,028	$427,028	$150,090	$150,090	$150,090
Loans receivable, net	16,291,677	16,553,358	16,345,762	16,164,801	16,277,343	16,279,904
Debt securities held-to-maturity (1)	75,264	79,200	67,283	86,638	88,958	88,305
Financial liabilities
Secured debt agreements, net	8,973,810	9,000,277	9,000,277	10,054,930	10,083,938	10,083,938
Securitized debt obligations, net	2,168,083	2,179,507	2,136,076	1,187,084	1,189,642	1,189,368
Secured term loans, net	1,043,441	1,065,451	1,029,662	736,142	746,878	750,769
Convertible notes, net	615,541	622,500	599,149	613,071	622,500	665,900

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Securitization that give us power to direct the activities that most significantly affect the CLOs and the 2017 Single Asset Securitization, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs and the 2017 Single Asset Securitization through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	September 30, 2020	December 31, 2019
Assets:
Loans receivable	$2,640,535	$1,349,903
Current expected credit loss reserve	(12,341)	—

Loans receivable, net	2,628,194	1,349,903
Other assets	6,173	51,788

Total assets	$2,634,367	$1,401,691

Liabilities:
Securitized debt obligations, net	$2,168,083	$1,187,084
Other liabilities	1,409	1,648

Total liabilities	$2,169,492	$1,188,732

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
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate position we own as a held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $75.3 million as of September 30, 2020.
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
As of September 30, 2020 and December 31, 2019, our consolidated balance sheets included $19.0 million and $20.2 million of accrued management and incentive fees payable to our Manager, respectively. During the three and nine months ended September 30, 2020, we paid aggregate management and incentive fees of $20.5 million and $59.9 million, respectively, to our Manager, compared to $21.0 million and $59.4 million during the same periods of 2019. During the nine months ended September 30, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020. The per share price with respect to such issuance was calculated based on the volume-weighted average
price
 on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call. In addition, during the three and nine months ended September 30, 2020, we reimbursed our Manager for expenses incurred on our behalf of $416,000 and $839,000, respectively, compared to $335,000 and $766,000 during the same periods of 2019.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

As of September 30, 2020, our Manager held 643,698 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $22.2 million, and vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2020, we recorded non-cash
expenses related to shares held by our Manager of $4.3 million and $12.8 million, respectively, compared to $3.8 million and $11.5 million during the same period of 2019. Refer to Note 13 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the nine months ended September 30, 2020 or 2019.
During both the nine months ended September 30, 2020 and 2019, we originated two loans whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions.
During the three and nine months ended September 30, 2020, we incurred $98,000 and $369,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager, compared to $106,000 and $282,000 during the same periods of 2019.
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
In the third quarter of 2019, we originated $214.3 million of a total $437.4 million senior loan to an unaffiliated third party, which was part of a total financing that included a mezzanine loan originated by a Blackstone advised investment vehicle. We will forgo all non-economic
rights under our loan, including voting rights, so long as any Blackstone advised investment vehicle controls the mezzanine loan. The senior loan terms, with respect to the mezzanine lender, were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms. In the third quarter of 2020, we entered into a loan modification with the borrower, which was negotiated by the Blackstone advised investment vehicle that owns the mezzanine loan, and was approved by the third party, majority senior

lender, on behalf of the
entire

senior loan.
In the third and fourth quarter of 2019, we acquired an aggregate €250.0 million of a total €1.6 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under our loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by third parties without our involvement and our 16% interest in the senior loan was made on such market terms.
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
In the second quarter of 2019, we originated €191.8 million of a total €391.3 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by a third-party without our involvement and our 49% interest in the senior loan was made on such market terms.
In the first quarter of 2019, we originated £240.1 million of a total £490.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

terms were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms. In the second quarter of 2020, we entered into a loan modification with the borrower. The modification terms were negotiated by the third party, majority lender, without our involvement.
17. COMMITMENTS AND CONTINGENCIES
Impact of
COVID-19
As further discussed in Note 2, the full extent of the impact of
COVID-19
on the global economy generally, and our business in particular, is uncertain. As of September 30, 2020, no contingencies have been recorded on our consolidated balance sheet as a result of
COVID-19,
however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of
COVID-19.
Unfunded Commitments Under Loans Receivable
As of September 30, 2020, we had unfunded commitments of $3.3 billion related to 83 loans receivable. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 73.7% for such financed loans, resulting in identified financing for $2.3 billion of our aggregate unfunded loan commitments as of September 30, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.7 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the
COVID-19
pandemic, the progress of capital expenditures, construction, and leasing is anticipated to be slower than otherwise expected, and the pace of future funding relating to these capital needs may be commensurately slower.
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2020 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements (1)	$9,000,277	$126,030	$3,745,036	$4,922,430	$206,781
Principal repayments of secured term loans (2)	1,065,451	10,738	21,475	21,475	1,011,763
Principal repayments of convertible notes (3)	622,500	—	622,500	—	—

Total (4)	$10,688,228	$136,768	$4,389,011	$4,943,905	$1,218,544

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

(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 8 for further details on our Convertible Notes.
(4)	Does not include $2.2 billion of securitized debt obligations and $716.2 million of non-consolidated senior interests, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of September 30, 2020, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings.

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
Introduction
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including our credit facilities, issuing CLOs or single-asset securitizations, and syndications of senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group Inc., or Blackstone, and are traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.”
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
Recent Developments
As of September 30, 2020, there is an ongoing global outbreak of a novel coronavirus, or
COVID-19,
which has spread to over 200 countries and territories, including the United States, has spread to every state in the United States, and is continuing to spread. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
COVID-19.
The United States and other countries have reacted to the
COVID-19
outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak has been rapidly evolving, and many countries have reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential
offices, retail centers, hotels, and other businesses, and taking other restrictive measures designed to help slow the spread of
COVID-19.
Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of
COVID-19,
are creating disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including the collateral underlying certain of our loans.

Moreover, with the continued spread of
COVID-19,
governments and businesses are likely to take increasingly aggressive measures to help slow its spread. For this reason, among others, as
COVID-19
continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.
The outbreak of
COVID-19
and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation preclude any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of
COVID-19
will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the
COVID-19
pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Core Earnings, and book value per share. For the three months ended September 30, 2020 we recorded earnings per share of $0.61, declared a dividend of $0.62 per share, and reported $0.63 per share of Core Earnings. In addition, our book value per share as of September 30, 2020 was $26.51. As further described below, Core Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. We use Core Earnings to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan activity and operations.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2020	June 30, 2020
Net income (1)	$89,860	$17,544
Weighted-average shares outstanding, basic and diluted	146,484,651	138,299,418

Net income per share, basic and diluted	$0.61	$0.13

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust.
Core Earnings
Core Earnings is a
non-GAAP
measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise included in GAAP net income (loss), and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, and (v) certain non-cash
items. Core Earnings may also be adjusted from time to time to exclude one-time
events pursuant to changes in GAAP and certain other
non-cash
charges as determined by our Manager, subject to approval by a majority of our independent directors. During the nine months ended September 30, 2020, we recorded a $173.5 million increase in the current expected credit loss, or CECL, reserve, which has been excluded from Core Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Core Earnings and the terms of the management agreement between our Manager and us.
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

The following table provides a reconciliation of Core Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2020	June 30, 2020
Net income (1)	$89,860	$17,544
(Decrease) increase in current expected credit loss reserve	(6,055)	56,819
Non-cash compensation expense	8,649	8,652
Realized hedging and foreign currency (loss) income, net (2)	(7)	1,810
Other items	(240)	210
Adjustments attributable to non-controlling interests, net	143	139

Core Earnings	$92,350	$85,174

Weighted-average shares outstanding, basic and diluted	146,484,651	138,299,418

Core Earnings per share, basic and diluted	$0.63	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)
Represents realized (losses) gains on the repatriation of unhedged foreign currency. These amounts are not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2020	June 30, 2020
Stockholders’ equity	$3,883,364	$3,874,763
Shares
Class A common stock	146,197,290	146,196,662
Deferred stock units	293,856	281,143

Total outstanding	146,491,146	146,477,805

Book value per share	$26.51	$26.45

II. Loan Portfolio

Loan fundings during the quarter totaled $342.1 million, including $93.6 million of non-consolidated
senior interests. Loan repayments and sales during the quarter totaled $483.8 million, including $135.0 million of non-consolidated
senior interests. We generated interest income of $193.9 million and incurred interest expense of $79.0 million during the quarter, which resulted in $115.0 million of net interest income during the three months ended September 30, 2020.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Loan originations (1)	$33,141	$1,345,080
Loan fundings (2)	$342,067	$1,659,650
Loan repayments and sales (3)	(483,827)	(1,436,897)

Total net (repayments) fundings	$(141,760)	$222,753

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three and nine months ended September 30, 2020 include $93.6 million and $170.5 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)
Loan repayments and sales during the three months ended September 30, 2020 include $135.0 million of additional repayments or reduction of loan exposure under related non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of September 30, 2020 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	123	123	1	124
Principal balance	$16,553,358	$17,269,599	$807,714	$18,077,313
Net book value	$16,291,677	$16,291,677	$75,264	$16,366,941
Unfunded loan commitments (4)	$3,330,847	$4,205,012	$—	$4,205,012
Weighted-average cash coupon (5)	L + 3.17%	L + 3.22%	L + 2.75%	L + 3.20%
Weighted-average all-in yield (5)	L + 3.53%	L + 3.58%	L + 3.04%	L + 3.56%
Weighted-average maximum maturity (years) (6)	3.3	3.3	4.7	3.4
Origination loan to value (LTV) (7)	64.6%	64.6%	42.6%	63.6%

(1)
Excludes investment exposure to the $79.2 million subordinate position we own in the $807.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $716.2 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $807.7 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 15 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each investment. As of September 30, 2020, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.9 billion of such investments earned interest based on floors that are above the applicable index. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of September 30, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of September 30, 2020, 42% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 58% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the floating benchmark rates for our investment portfolio as of September 30, 2020 ($/€/£/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio		Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
98	$		$12,635,544	USD LIBOR	L + 3.15%	L + 3.52%
8	€		€2,684,556	EURIBOR	E + 2.92%	E + 3.23%
13	£		£1,529,384	GBP LIBOR	L + 3.86%	L + 4.19%
2	A$	A$	338,150	BBSY	BBSY + 4.01%	BBSY + 4.31%
3	C$	C$	102,629	CDOR	CDOR + 3.97%	CDOR + 4.30%

124			$18,077,313		INDEX + 3.20%	INDEX + 3.56%

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

(2)
The cash coupon and
all-in
yield of our fixed rate loans are reflected as a spread over USD LIBOR for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of September 30, 2020:

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan
basis.
Portfolio Management
We collected 99% of the contractual interest payments that were due under our loans during the three months ended September 30, 2020, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the three months ended June 30, 2020, we closed 13 loan modifications, representing an aggregate principal balance of $2.4 billion. During the three months ended September 30, 2020, we closed 11 loan modifications, representing an aggregate principal balance of $1.7 billion. The loan modifications included term extensions, interest rate changes, repurposing of reserves, temporary deferrals of interest, and performance test or covenant waivers, many of which were coupled with additional equity commitments from sponsors.

We are generally encouraged by our borrowers’ initial response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 63.6% as of September 30, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of September 30, 2020 and December 31, 2019, respectively. The increase in the risk rating was primarily the result of loans with an aggregate principal balance of $3.2 billion that were downgraded to a “4” or “5” as of September 30, 2020 to reflect the higher risk in loans collateralized by hospitality assets and select other assets that are particularly negatively impacted by the
COVID-19
pandemic.
The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	8	$723,220	$724,973
2	26	3,078,004	3,094,525
3	73	9,328,140	10,095,708
4	14	3,002,016	3,015,569
5	2	337,323	338,824

Loans receivable	123	$16,468,703	$17,269,599

CECL reserve		(177,026)

Loans receivable, net		$16,291,677

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $716.2 million of such non-consolidated
senior interests as of September 30, 2020.

(2)
Excludes investment exposure to the $807.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

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

Our initial CECL reserve of $17.7 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the nine months ended September 30, 2020, we recorded a $173.5 million increase in the current expected credit loss reserve, bringing our total CECL reserve to $191.2 million as of September 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
During the first quarter of 2020, we entered into a loan modification related to a multifamily asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of September 30, 2020, we recorded a $14.8 million CECL reserve on this loan, which had an outstanding principal balance of $52.5 million, net of cost-recovery proceeds, as of September 30, 2020. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of September 30, 2020, and to reflect ongoing loan modification discussions. As of September 30, 2020, the borrower was current with all terms of the loan, including payments of interest.
During the third quarter of 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of September 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which had an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of September 30, 2020. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of September 30, 2020.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.8 million, as of September 30, 2020. No income was recorded on these loans during the three months ended September 30, 2020.
Multifamily Joint Venture
As of September 30, 2020, our Multifamily Joint Venture held $566.1 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Of our $12.6 billion of portfolio financing, $3.6 billion includes consolidated and non-consolidated
securitized debt obligations, and
non-consolidated
senior interests, which are inherently
non-mark
to market,
non-recourse,
and term-matched to the financed assets, and we have $9.0 billion of borrowings under our credit facilities and asset-specific financings.

The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	September 30, 2020	December 31, 2019
Secured credit facilities	$8,651,313	$9,753,059
Asset-specific financings	348,964	330,879
Revolving credit agreement	—	—
Non-consolidated senior interests (1)	716,241	688,521
Securitized debt obligations	2,179,507	1,189,642
Non-consolidated securitized debt obligation (2)	728,514	841,062

Total portfolio financing	$12,624,539	$12,803,163

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

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	September 30, 2020
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Deutsche Bank	$1,934,011	$1,934,011	$—	$2,883,566
Barclays	1,627,322	1,426,298	201,024	2,097,701
Wells Fargo	1,499,543	1,221,880	277,663	2,002,238
Citibank	944,610	777,442	167,168	1,228,815
Goldman Sachs	593,306	593,306	—	802,599
Bank of America	546,168	546,168	—	761,960
MetLife	445,144	445,144	—	556,663
JP Morgan	430,856	403,503	27,353	578,524
Morgan Stanley	507,209	380,156	127,053	812,540
Santander	256,305	256,305	—	320,382
Société Générale	235,169	235,169	—	303,731
US Bank - Multi. JV (3)	217,668	212,482	5,186	272,084
Goldman Sachs - Multi. JV (3)	185,529	185,529	—	251,663
Bank of America - Multi. JV (3)	33,920	33,920	—	42,400

	$9,456,760	$8,651,313	$805,447	$12,914,866

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

Asset-Specific Financings
The following table details our asset-specific financings ($ in thousands):

	September 30, 2020
Asset-Specific Financings	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$443,710	$429,574	L+4.70%	n/a	Jul. 2023
Financing provided	4	$348,964	$340,067	L+3.54%	$25,816	Jul. 2023

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

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2023. As of September 30, 2020, we had no outstanding borrowings under the agreement.
Non-Consolidated
Senior Interests
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. The following table details the subordinate interests retained on our balance sheet and the related non-consolidated
senior interests as of September 30, 2020 ($ in thousands):

	September 30, 2020
		Principal	Book	Wtd. Avg.		Wtd. Avg.
Non-Consolidated Senior Interests	Count	Balance	Value	Yield/Cost (1)	Guarantee	Term
Total loan	5	$895,939	n/a	5.87%	n/a	May 2024
Senior participation	5	$716,241	n/a	4.49%	n/a	May 2024

(1)
Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in
yield/cost includes the amortization of deferred fees / financing costs.

Securitized Debt Obligations
The following table details our securitized debt obligations ($ in thousands):

	September 30, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 Collateralized Loan Obligation
Collateral assets	33	$1,500,000	$1,500,000	L+3.17%	December 2023
Financing provided	1	1,243,125	1,232,688	L+1.43%	February 2038
2017 Collateralized Loan Obligation
Collateral assets	16	713,953	713,953	L+3.34%	January 2023
Financing provided	1	531,453	530,466	L+1.78%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	615,772	615,138	L+3.57%	June 2023
Financing provided	1	404,929	404,929	L+1.63%	June 2033
Total
Collateral assets	50	$2,829,725	$2,829,091	L+3.30%

Financing provided (4)	3	$2,179,507	$2,168,083	L+1.55%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three and nine months ended September 30, 2020, we recorded $9.1 million and $31.8 million, respectively, of interest expense related to our securitized debt obligations.
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

	September 30, 2020
Debt Obligation	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	1	$807,714	n/a	L+3.04%	Jun. 2025
Financing provided	1	$728,514	n/a	L+2.27%	Jun. 2025

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts.
(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of non-consolidated
securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

Corporate Financing
Secured Term Loans
As of September 30, 2020, the following Secured Term Loans were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$741,263	L+2.25%	L+2.52%	April 23, 2026
2020 Term Loan	$324,188	L+4.75%	L+5.60%	April 23, 2026

(1)	The 2020 Term Loan borrowing is subject to a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
Refer to Notes 2 and 7 to our consolidated financial statements for additional discussion of our Secured Term Loans.

Convertible Notes
As of September 30, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2020, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of September 30, 2020, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our investment portfolio’s net exposure to interest rates by currency as of September 30, 2020 ($/€/£/A$/C$ in thousands):

	USD	EUR	GBP	AUD		CAD
Floating rate loans (1)(2)(3)	$12,635,544	€2,836,813	£1,147,308	A$	338,150	C$	55,917
Floating rate debt (1)(4)	(9,691,490)	(2,087,778)	(819,738)		(245,254)		(78,794)

Net floating rate exposure (5)	$2,944,054	€749,035	£327,570	A$	92,896	C$	(22,877)

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

(3)
Euro balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £145.7 million as of September 30, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 9 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

(4)	Includes borrowings under secured debt agreements, non-consolidated senior interests, securitized debt obligations, non-consolidated securitized debt obligations, and secured term loans.
(5)	In addition, we have two interest rate caps of C$38.7 million ($29.0 million as of September 30, 2020) to limit our exposure to increases in interest rates.

III. Our Results of Operations

Operating Results
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		2020 vs.	Nine Months Ended		2020 vs.
	September 30,		2019	September 30,		2019
	2020	2019		$2020	2019	$
Income from loans and other investments
Interest and related income	$193,939	$213,873	$(19,934)	$590,797	$662,001	$(71,204)
Less: Interest and related expenses	78,978	111,957	(32,979)	268,070	347,536	(79,466)

Income from loans and other investments, net	114,961	101,916	13,045	322,727	314,465	8,262
Other expenses
Management and incentive fees	18,985	17,502	1,483	58,758	58,276	482
General and administrative expenses	11,242	9,741	1,501	34,320	28,951	5,369

Total other expenses	30,227	27,243	2,984	93,078	87,227	5,851
Decrease (increase) in current expected credit loss reserve	6,055	—	6,055	(173,466)	—	(173,466)

Income before income taxes	90,789	74,673	16,116	56,183	227,238	(171,055)
Income tax provision (benefit)	20	(721)	741	192	(573)	765

Net income	90,769	75,394	15,375	55,991	227,811	(171,820)

Net income attributable to non-controlling interests	(909)	(497)	(412)	(1,937)	(1,176)	(761)

Net income attributable to Blackstone Mortgage Trust, Inc.	$89,860	$74,897	$14,963	$54,054	$226,635	$(172,581)

Net income per share - basic and diluted	$0.61	$0.56	$0.05	$0.39	$1.76	$(1.37)
Dividends declared per share	$0.62	$0.62	$—	$1.86	$1.86	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $13.0 million and $8.3 million during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. The increase in both periods was primarily due to (i) $13.4 billion of our loans earning interest based on floors that were above the applicable floating rate index, as of September 30, 2020, and (ii) an increase in the weighted-average
principal balance of our loan portfolio by $2.1 billion and $2.0 billion during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019. This was offset by (i) a decrease in LIBOR, (ii) an increase in the weighted-average
principal balance of our outstanding financing arrangements by $2.0 billion and $1.9 billion during the three and nine months ended September 30, 2020, respectively, as compared to the corresponding periods in 2019 and (iii) a decline in interest income related to two loans that are accounted for under the cost-recovery method effective June 30, 2020.
Other expenses
Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $3.0 million during the three months ended September 30, 2020 compared to the corresponding period in 2019 due to (i) an increase of $1.1 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2019 and 2020, (ii) $895,000 of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, (iii) an increase of $606,000 of general operating expenses, and (iv) an increase of $336,000 of incentive fees payable to our Manager.
Other expenses increased by $5.9 million during the nine months ended September 30, 2020 compared to the corresponding period in 2019 due to (i) an increase of $4.0 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2019 and 2020, (ii) $2.7 million of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $2.7 million of general operating expenses. This was partially offset by a decrease of $3.5 million of incentive fees payable to our Manager.

Changes in current expected credit loss reserve
During the three months ended September 30, 2020, we recorded a $6.1 million decrease in the current expected credit loss reserve. During nine months ended September 30, 2020, we recorded a $173.5 million increase in the current expected credit loss reserve. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to
non-controlling
interests
During the three and nine months ended September 30, 2020, we recorded $909,000 and $1.9 million, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended September 30, 2020, we declared a dividend of $0.62 per share, or $90.6 million in aggregate, which was paid on October 15, 2020 to common stockholders of record as of September 30, 2020. During the three months ended September 30, 2019, we declared a dividend of $0.62 per share, or $83.3 million in aggregate.
During the nine months ended September 30, 2020, we declared aggregate dividends of $1.86 per share, or $265.2 million. During the nine months ended September 30, 2019, we declared aggregate dividends of $1.86 per share, or $244.2 million.
IV. Liquidity and Capital Resources

Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, borrowings under secured term loans, and the issuance of convertible notes. As of September 30, 2020, our balance sheet included $1.7 billion of corporate debt and $12.6 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our asset-specific financing is generally term-matched or matures in 2022 or later. Of our $12.6 billion of asset-level financing, $3.6 billion includes consolidated and non-consolidated
securitized debt obligations and senior syndications, which are both inherently non-recourse,
non-mark
to market, and term-matched to the financed assets, and we have $9.0 billion of borrowings under our credit facilities and asset-specific financings.
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

Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	September 30, 2020	December 31, 2019
Debt-to-equity ratio (1)	2.6x	3.0x
Total leverage ratio (2)	3.6x	3.7x

(1)	Represents (i) total outstanding secured debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity
Our current sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$427,028	$150,090
Available borrowings under secured debt agreements	805,596	598,840
Loan principal payments held by servicer, net (1)	3,235	1,965

	$1,235,859	$750,895

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

Typically, loan repayments are our largest source of incremental liquidity. For the year ended December 31, 2019, loan repayments generated $998.2 million of liquidity, net of any related financings. Similarly, during the nine months ended September 30, 2020, loan repayments and sales generated $326.0 million of liquidity. We currently expect the pace of loan prepayments will slow while the impacts of the
COVID-19
pandemic are ongoing, however, as of September 30, 2020, our portfolio does include $3.2 billion of loans with a final maturity date earlier than December 31, 2022.
During the nine months ended September 30, 2020, we generated cash flow from operating activities of $261.3 million. We expect, however, that the impact of the
COVID-19
pandemic will put pressure on our cash flow from operations as we enter into loan modifications on certain of our loans permitting interest payments to be capitalized, and as we repay borrowings under our secured credit facilities. Additionally, during the nine months ended September 30, 2020, we received $315.4 million of net proceeds from borrowings under a secured term loan and $278.3 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2020 CLO, which allow us to replace a loan in the CLO that has been repaid by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We are focused on fortifying our balance sheet and enhancing our liquidity to best position us to weather near-term market uncertainty, satisfy our loan future funding and financing obligations and to potentially make opportunistic new investments, which may cause us to take some or all of the following actions: raise additional capital from offerings of securities, borrow additional capital, sell assets, pay our management and incentive fees in shares of our class A common stock, as we did with respect to such fees for the quarter ended March 31, 2020, and/or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time.
We have access to liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2019, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires at the end of July 2022. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii) preferred stock; (iii) debt securities; (iv) depositary shares representing preferred stock; (v) warrants; (vi) subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,992,425 shares of class A common stock were available for issuance as of September 30, 2020, and our at-the-market
stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of September 30, 2020. Refer to Note 10 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $9.0 billion of outstanding borrowings under secured debt agreements, our Secured Term Loans, and our Convertible Notes.
In addition, we had aggregate unfunded loan commitments of $3.3 billion as of September 30, 2020. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 73.7% for such financed loans, resulting in identified financing for $2.3 billion of our aggregate unfunded loan commitments as of September 30, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.7 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the
COVID-19
pandemic, the progress of capital expenditures, construction, and leasing has been slower than otherwise expected, and the pace of future funding relating to these capital needs has been commensurately slower.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2020 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Unfunded loan commitments (1)	$3,330,847	$62,299	$734,539	$2,248,804	$285,205
Principal repayments under secured debt agreements (2)	9,000,277	126,030	3,745,036	4,922,430	206,781
Principal repayments of secured term loans (3)	1,065,451	10,738	21,475	21,475	1,011,763
Principal repayments of convertible notes (4)	622,500	—	622,500	—	—
Interest payments (2)(5)	790,131	253,494	359,095	155,945	21,597

Total (6)	$14,809,206	$452,561	$5,482,645	$7,348,654	$1,525,346

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

(5)
Represents interest payments on our secured debt agreements, convertible notes, and Secured Term Loans. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2020 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(6)
Total does not include $716.2 million of
non-consolidated
senior interests and $2.9 billion of consolidated and
non-consolidated
securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

We are also required to settle our foreign exchange derivatives with our derivative counterparties upon maturity which, depending on exchange rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 9 to our consolidated financial statements for details regarding our derivative contracts.
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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by operating activities	$261,296	$228,591
Cash flows used in investing activities	(105,726)	(668,618)
Cash flows provided by financing activities	120,778	419,550

Net increase (decrease) in cash and cash equivalents	$276,348	$(20,477)

We experienced a net increase in cash and cash equivalents of $276.3 million for the nine months ended September 30, 2020, compared to a net decrease of $20.5 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received (i) $1.4 billion from loan principal collections and sales proceeds, (ii) $1.2 billion of proceeds from the issuance of collateralized loan obligations, (iii) $315.4 million of net proceeds from secured term loan borrowings, and (iv) $278.3 million in net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to (i) fund $1.5 billion of new loans and (ii) repay a net $1.2 billion under our secured debt agreements.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2020 and December 31, 2019, we were in compliance with all REIT requirements.
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
basis, as of September 30, 2020 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,264.4	$1,264.4	$1,256.4	L + 2.50%	L + 2.83%	12/23/2024	Dublin - IE	Office	$460 / sqft	74%	3
2	Senior loan	3/22/2018	995.1	995.1	992.2	L + 3.15%	L + 3.37%	3/15/2023	Diversified - Spain	Mixed-Use	n/a	71%	4
3	Senior loan	11/25/2019	724.2	645.6	646.3	L + 2.30%	L + 3.18%	12/9/2024	New York	Office	$925 / sqft	65%	3
4	Senior loan	5/11/2017	646.8	615.8	615.1	L + 3.40%	L + 3.57%	6/10/2023	Washington DC	Office	$302 / sqft	62%	3
5	Senior loan	8/22/2018	362.5	357.0	355.9	L + 3.15%	L + 3.49%	8/9/2023	Maui	Hospitality	$463,671 / key	61%	4
6	Senior loan	10/23/2018	352.4	347.4	347.1	L + 3.40%	L + 3.67%	1/23/2022	New York	Mixed-Use	$588 / sqft	65%	3
7	Senior loan	4/11/2018	355.0	344.5	344.0	L + 2.85%	L + 3.10%	5/1/2023	New York	Office	$437 / sqft	71%	2
8	Senior loan (4)	8/6/2015	315.2	315.2	57.6	5.75%	5.81%	10/29/2022	Diversified - EUR	Other	n/a	71%	3
9	Senior loan	1/11/2019	310.2	310.2	307.0	L + 4.35%	L + 4.70%	1/11/2026	Diversified - UK	Other	$306 / sqft	74%	4
10	Senior loan	11/30/2018	286.3	286.3	284.8	n/m (7)	n/m (7)	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
11	Senior loan	2/27/2020	300.0	281.7	279.4	L + 2.70%	L + 3.03%	3/9/2025	New York	Mixed-Use	$884 / sqft	59%	3
12	Senior loan	7/31/2018	279.5	278.0	277.0	L + 3.10%	L + 3.52%	8/9/2022	San Francisco	Office	$701 / sqft	50%	2
13	Senior loan (4)	8/7/2019	745.8	270.3	52.1	L + 3.12%	L + 3.55%	9/9/2025	Los Angeles	Office	$183 / sqft	59%	3
14	Senior loan	12/11/2018	310.0	256.7	255.2	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$216 / sqft	78%	3
15	Senior loan	11/30/2018	253.9	248.2	247.2	L + 2.80%	L + 3.17%	12/9/2023	San Francisco	Hospitality	$364,513 / key	73%	4
16	Senior loan	9/23/2019	293.0	246.6	244.2	L + 3.00%	L + 3.22%	11/15/2024	Diversified - Spain	Hospitality	$131,649 / key	62%	4
17	Senior loan	9/30/2019	305.5	244.8	245.0	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$212 / sqft	58%	2
18	Senior loan	10/23/2018	290.4	241.1	239.8	L + 2.80%	L + 3.04%	11/9/2024	Atlanta	Office	$225 / sqft	64%	2
19	Senior loan	5/9/2018	242.9	232.9	232.8	L + 2.60%	L + 3.13%	5/9/2023	New York	Industrial	$66 / sqft	70%	2
20	Senior loan	4/17/2018	225.0	225.0	224.9	L + 3.25%	L + 3.47%	5/9/2023	New York	Office	$210 / sqft	45%	1
21	Senior loan	7/20/2017	249.7	220.8	220.5	L + 4.80%	L + 5.05%	8/9/2022	San Francisco	Office	$367 / sqft	58%	2
22	Senior loan	6/23/2015	209.4	209.4	209.1	L + 3.65%	L + 3.91%	5/8/2022	Washington DC	Office	$235 / sqft	72%	2
23	Senior loan	11/5/2019	225.5	206.0	204.3	L + 3.85%	L + 4.45%	2/21/2025	Diversified - IT	Industrial	$407 / sqft	66%	3
24	Senior loan	12/12/2019	260.5	201.5	200.7	L + 2.40%	L + 2.68%	12/9/2024	New York	Office	$96 / sqft	42%	1
25	Senior loan	8/31/2017	203.0	197.8	197.2	L + 2.50%	L + 2.85%	9/9/2023	Orange County	Office	$230 / sqft	64%	3
26	Senior loan	6/27/2019	224.8	197.1	195.7	L + 2.80%	L + 3.16%	8/15/2026	Berlin - DEU	Office	$423 / sqft	62%	3
27	Senior loan	12/22/2016	204.5	190.9	190.8	L + 2.90%	L + 2.98%	12/9/2022	New York	Office	$268 / sqft	64%	3
28	Senior loan	9/25/2019	190.1	190.1	189.1	L + 4.35%	L + 4.93%	9/26/2023	London - UK	Office	$867 / sqft	72%	3
29	Senior loan	11/23/2018	192.1	188.3	186.9	L + 2.62%	L + 2.87%	2/15/2024	Diversified - UK	Office	$1,142 / sqft	50%	3
30	Senior loan	6/4/2018	187.8	187.8	187.3	L + 3.50%	L + 3.86%	6/9/2024	New York	Hospitality	$309,308 / key	52%	4

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
31	Senior loan	4/9/2018	1,486.5	185.0	173.2	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
32	Senior loan	9/14/2018	180.6	180.6	180.0	L + 3.50%	L + 3.85%	9/14/2023	Canberra - AU	Mixed-Use	$401 / sqft	68%	3
33	Senior loan	4/3/2018	178.6	177.3	177.0	L + 2.75%	L + 3.06%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
34	Senior loan	9/26/2019	175.0	175.0	174.5	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
35	Senior loan	12/21/2017	197.5	161.8	161.6	L + 2.65%	L + 3.06%	1/9/2023	Atlanta	Office	$121 / sqft	51%	2
36	Senior loan (4)	11/22/2019	470.0	157.3	30.6	L + 3.70%	L + 4.12%	12/9/2025	Los Angeles	Office	$158 / sqft	69%	3
37	Senior loan	9/4/2018	172.7	156.9	156.3	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hospitality	$189,901 / key	70%	4
38	Senior loan	8/23/2017	165.0	154.8	154.8	L + 3.25%	L + 3.58%	10/9/2022	Los Angeles	Office	$314 / sqft	74%	2
39	Senior loan	11/16/2018	211.9	153.8	152.4	L + 4.10%	L + 4.71%	12/9/2023	Fort Lauderdale	Mixed-Use	$432 / sqft	59%	3
40	Senior loan	12/6/2019	148.6	148.6	147.7	L + 2.80%	L + 3.31%	12/5/2024	London - UK	Office	$984 / sqft	75%	3
41	Senior loan	12/20/2019	145.2	145.2	143.9	L + 3.10%	L + 3.32%	12/18/2026	London - UK	Office	$722 / sqft	75%	3
42	Senior loan	5/11/2017	135.9	135.6	135.3	L + 3.40%	L + 3.64%	6/10/2023	Washington DC	Office	$311 / sqft	38%	2
43	Senior loan	11/14/2017	133.0	133.0	132.9	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hospitality	$532,000 / key	56%	3
44	Senior loan	1/17/2020	203.0	131.9	130.6	L + 2.75%	L + 3.07%	2/9/2025	New York	Mixed-Use	$109 / sqft	43%	3
45	Senior loan	9/5/2019	198.4	130.0	128.4	L + 2.75%	L + 3.27%	9/9/2024	New York	Office	$811 / sqft	62%	3
46	Senior loan	4/25/2019	210.0	128.2	127.4	L + 3.50%	L + 3.77%	9/1/2025	Los Angeles	Office	$576 / sqft	73%	3
47	Senior loan	12/14/2018	135.6	127.1	126.8	L + 2.90%	L + 3.25%	1/9/2024	Diversified - US	Industrial	$51 / sqft	57%	3
48	Senior loan	6/1/2018	130.5	124.7	124.0	L + 3.40%	L + 3.74%	5/28/2023	London - UK	Office	$846 / sqft	70%	1
49	Senior loan	11/27/2019	146.3	123.3	122.2	L + 2.75%	L + 3.13%	12/9/2024	Minneapolis	Office	$124 / sqft	64%	3
50	Senior loan	4/30/2018	165.6	117.3	116.3	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$528 / sqft	60%	3
51	Senior loan	6/28/2019	125.0	117.2	116.8	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
52	Senior loan	6/28/2019	188.6	116.7	114.8	L + 3.70%	L + 4.33%	6/27/2024	London - UK	Office	$381 / sqft	71%	3
53	Senior loan	3/10/2020	140.0	115.9	115.7	L + 2.50%	L + 2.67%	1/9/2025	New York	Mixed-Use	$75 / sqft	53%	3
54	Senior loan	7/15/2019	144.6	114.0	113.1	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$206 / sqft	58%	3
55	Senior loan	10/17/2016	107.8	107.8	107.8	L + 3.95%	L + 3.96%	10/21/2021	Diversified - UK	Self-Storage	$148 / sqft	73%	3
56	Senior loan	12/21/2018	123.1	107.7	107.1	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$211 / key	72%	3
57	Senior loan	10/16/2018	113.7	104.8	104.4	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hospitality	$228,253 / key	72%	4
58	Senior loan	11/30/2018	151.1	103.8	103.0	L + 2.55%	L + 2.80%	12/9/2024	Washington DC	Office	$296 / sqft	60%	3
59	Senior loan	3/13/2018	123.0	103.6	103.1	L + 3.00%	L + 3.27%	4/9/2025	Honolulu	Hospitality	$160,580 / key	50%	3
60	Senior loan	12/19/2018	106.7	103.0	102.9	L + 2.60%	L + 2.94%	12/9/2022	Chicago	Multi	$556,723 / unit	66%	2

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
61	Senior loan	3/25/2020	124.9	102.0	100.9	L + 2.40%	L + 2.78%	3/31/2025	Diversified - NL	Multi	$124,503 / unit	65%	3
62	Senior loan (4)	9/22/2017	111.7	100.0	25.0	L + 5.25%	L + 6.80%	10/9/2022	San Francisco	Multi	$547,745 / unit	46%	3
63	Senior loan	12/23/2019	109.7	94.3	93.6	L + 2.70%	L + 3.03%	1/9/2025	Miami	Multi	$326,262 / unit	68%	3
64	Senior loan	3/28/2019	98.4	93.7	93.6	L + 3.25%	L + 3.40%	1/9/2024	New York	Hospitality	$242,198 / key	63%	4
65	Senior loan	5/16/2014	92.0	92.0	91.9	L + 3.85%	L + 4.04%	7/9/2022	Miami	Office	$198 / sqft	67%	3
66	Senior loan	12/10/2018	114.7	91.9	91.0	L + 2.95%	L + 3.34%	12/3/2024	London - UK	Office	$439 / sqft	72%	3
67	Senior loan	4/12/2018	103.1	91.8	91.5	L + 2.75%	L + 3.06%	5/9/2023	San Francisco	Office	$239 / sqft	72%	2
68	Senior loan	8/18/2017	91.1	91.1	90.8	L + 4.10%	L + 4.41%	8/18/2022	Brussels - BE	Office	$141 / sqft	59%	1
69	Senior loan	3/31/2017	96.9	88.4	88.7	L + 4.30%	L + 4.69%	4/9/2022	New York	Office	$434 / sqft	64%	3
70	Senior loan	2/18/2015	87.7	87.7	87.8	L + 3.75%	L + 4.00%	10/9/2020	Diversified - CA	Office	$181 / sqft	71%	3
71	Senior loan	11/22/2019	85.0	85.0	84.7	L + 2.99%	L + 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	3
72	Senior loan	6/29/2016	83.4	80.0	79.8	L + 2.80%	L + 3.04%	7/9/2021	Miami	Office	$308 / sqft	64%	2
73	Senior loan	2/20/2019	131.1	75.8	74.6	L + 3.25%	L + 3.89%	2/19/2024	London - UK	Office	$372 / sqft	61%	3
74	Senior loan	6/18/2019	75.0	75.0	74.5	L + 2.75%	L + 3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / key	74%	4
75	Senior loan	10/17/2018	80.4	73.9	73.8	L + 2.60%	L + 3.03%	11/9/2023	San Francisco	Office	$460 / sqft	68%	2
76	Senior loan	6/27/2019	84.0	73.4	73.0	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$252 / sqft	70%	3
77	Senior loan	7/26/2018	84.1	73.3	73.3	L + 2.75%	L + 2.85%	7/1/2024	Columbus	Multi	$69,038 / unit	69%	3
78	Senior loan	4/5/2018	85.3	71.2	71.0	L + 3.10%	L + 3.51%	4/9/2023	Diversified - US	Industrial	$26 / sqft	54%	3
79	Senior loan	3/21/2018	74.3	69.4	69.2	L + 3.10%	L + 3.33%	3/21/2024	Jacksonville	Office	$91 / sqft	72%	2
80	Senior loan	10/1/2019	354.1	68.9	65.3	L + 3.75%	L + 4.24%	10/9/2025	Atlanta	Mixed-Use	$366 / sqft	70%	3
81	Senior loan	1/30/2020	104.4	66.7	65.9	L + 2.85%	L + 3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / key	63%	4
82	Senior loan	8/22/2019	74.3	65.0	64.5	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
83	Senior loan	6/29/2017	63.4	63.4	63.3	L + 3.40%	L + 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
84	Senior loan	10/5/2018	61.6	61.6	61.3	L + 5.50%	L + 5.65%	10/5/2021	Sydney - AU	Office	$654 / sqft	78%	3
85	Senior loan	11/30/2016	65.2	56.7	56.7	L + 3.10%	L + 3.32%	12/9/2021	Chicago	Retail	$1,167 / sqft	54%	4
86	Senior loan	10/6/2017	55.9	55.8	55.8	L + 2.95%	L + 3.21%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	2
87	Senior loan	10/31/2018	63.3	55.3	55.3	L + 5.00%	L + 5.70%	11/9/2023	New York	Multi	$287,460 / unit	61%	2
88	Senior loan	8/16/2019	54.3	54.3	54.2	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	3
89	Senior loan	6/26/2019	68.8	53.9	53.4	L + 3.35%	L + 3.66%	6/20/2024	London - UK	Office	$609 / sqft	61%	3
90	Senior loan	11/23/2016	53.6	53.6	53.6	L + 3.50%	L + 3.80%	12/9/2022	New York	Multi	$223,254 / unit	65%	4

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)		All-in Yield (5)		Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
91	Senior loan (4)	3/23/2020	348.6	53.1	9.5	L + 3.75%		L + 4.40%		1/9/2025	Nashville	Mixed-Use	$304 / sqft	78%	3
92	Senior loan	3/11/2014	52.5	52.5	52.5	n/m	(7)	n/m	(7)	11/9/2020	New York	Multi	$590,052 / unit	65%	5
93	Senior loan	8/14/2019	70.3	51.6	51.1	L + 2.45%		L + 2.87%		9/9/2024	Los Angeles	Office	$591 / sqft	57%	3
94	Senior loan	6/12/2019	55.0	48.3	48.3	L + 3.25%		L + 3.37%		7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3
95	Senior loan	8/29/2017	51.2	47.5	47.5	L + 3.10%		L + 3.52%		10/9/2022	Southern California	Industrial	$96 / sqft	65%	3
96	Senior loan	11/3/2017	45.0	44.0	44.0	L + 3.00%		L + 3.08%		11/1/2022	Los Angeles	Office	$205 / sqft	50%	1
97	Senior loan	2/21/2020	43.8	43.8	43.6	L + 2.95%		L + 3.27%		3/1/2025	Atlanta	Multi	$137,304 / unit	68%	3
98	Senior loan	6/26/2015	41.0	41.0	40.9	L + 3.75%		L + 4.36%		1/9/2021	San Diego	Office	$187 / sqft	73%	3
99	Senior loan	2/20/2019	50.3	40.5	40.2	L + 3.50%		L + 3.91%		3/9/2024	Calgary - CAN	Office	$111 / sqft	52%	3
100	Senior loan	12/27/2016	39.5	39.5	39.4	L + 3.10%		L + 3.45%		1/9/2022	New York	Multi	$784,286 / unit	64%	3
101	Senior loan	10/31/2018	45.1	39.2	39.4	L + 5.00%		L + 6.51%		11/9/2023	New York	Condo	$413 / sqft	64%	3
102	Senior loan	12/13/2019	37.5	34.5	33.7	L + 3.55%		L + 4.49%		6/12/2024	Diversified - FR	Industrial	$24 / sqft	55%	3
103	Senior loan	10/31/2019	33.9	33.1	33.1	L + 3.25%		L + 3.34%		11/1/2024	Raleigh	Multi	$163,209 / unit	52%	3
104	Senior loan	10/31/2019	31.5	31.5	31.4	L + 3.25%		L + 3.33%		11/1/2024	Atlanta	Multi	$165,711 / unit	60%	3
105	Senior loan	10/31/2019	30.2	29.9	29.9	L + 3.25%		L + 3.33%		11/1/2024	Austin	Multi	$158,352 / unit	52%	3
106	Senior loan	10/31/2019	27.2	27.2	27.2	L + 3.25%		L + 3.32%		11/1/2024	Austin	Multi	$135,323 / unit	53%	3
107	Senior loan	6/26/2019	25.5	25.5	25.5	L + 3.25%		L + 3.93%		10/1/2020	Lake Charles	Multi	$95,149 / unit	73%	2
108	Senior loan	5/31/2019	24.4	24.4	24.4	L + 4.00%		L + 4.20%		6/1/2022	Denver	Multi	$162,720 / unit	59%	2
109	Senior loan	12/15/2017	22.5	22.5	22.5	L + 3.50%		L + 3.50%		12/9/2020	Diversified - US	Hospitality	$340,809 / key	50%	3
110	Senior loan	3/24/2020	22.0	22.0	22.0	L + 3.25%		L + 3.26%		10/1/2021	San Jose	Multi	$400,000 / unit	58%	3
111	Senior loan	12/23/2019	26.2	20.8	20.6	L + 2.85%		L + 3.21%		1/9/2025	Miami	Office	$349 / sqft	68%	3
112	Senior loan	2/26/2020	20.4	20.4	20.4	L + 2.80%		L + 3.27%		3/1/2021	Atlanta	Multi	$85,356 / unit	36%	1
113	Senior loan	6/15/2018	22.0	20.4	20.6	L + 3.60%		L + 3.67%		7/1/2022	Phoenix	Multi	$71,430 / unit	78%	2
114	Senior loan	3/8/2017	20.4	20.4	20.5	4.79	% (8)	5.12	% (8)	12/23/2021	Montreal - CAN	Office	$56 / sqft	45%	2
115	Senior loan	4/26/2019	20.0	20.0	20.0	L + 2.93%		L + 3.38%		5/1/2024	Nashville	Multi	$198,020 / unit	73%	3
116	Senior loan	12/21/2018	22.9	20.0	19.9	L + 3.25%		L + 3.48%		1/1/2024	Daytona Beach	Multi	$74,627 / unit	77%	2
117	Senior loan	10/20/2017	17.2	17.2	17.2	L + 4.25%		L + 4.28%		11/1/2021	Houston	Multi	$136,508 / unit	56%	2
118	Senior loan	3/30/2016	16.1	16.1	16.2	5.15%		5.25%		9/3/2021	Diversified - CAN	Self-Storage	$3,518 / unit	56%	1
119	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%		L + 3.41%		7/1/2022	Portland	Multi	$130,180 / unit	66%	2
120	Senior loan	4/30/2019	15.5	14.5	14.4	L + 3.00%		L + 3.32%		5/1/2024	Houston	Multi	$46,865 / unit	78%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
121	Senior loan	2/28/2019	15.3	14.1	14.1	L + 3.00%	L + 3.29%	3/1/2024	San Antonio	Multi	$61,454 / unit	75%	3
122	Senior loan	5/22/2014	14.0	14.0	14.0	L + 2.90%	L + 3.15%	6/15/2021	Orange County	Office	$25 / sqft	74%	2
123	Senior loan	9/1/2016	2.1	2.1	2.1	L + 4.20%	L + 4.92%	9/1/2022	Atlanta	Multi	$23,284 / unit	72%	1
	CECL reserve				(177.0)

	Loans receivable, net		$21,474.6	$17,269.6	$16,291.7	L + 3.22%	L + 3.58%	3.3 yrs				65%	3.0

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of September 30, 2020, five loans in our portfolio have been financed with an aggregate $716.2 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $79.2 million subordinate position in the $807.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 15 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of September 30, 2020, 98% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.9 billion of such loans earned interest based on floors that are above the applicable index. The other 2% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of September 30, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(6)	Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)	Loans are accounted for under the cost-recovery method.
(8)	Loan consists of one or more floating and fixed rate tranches. Coupon and all-in yield assume applicable floating benchmark rates for weighted-average calculation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2020, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of September 30, 2020, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
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
10-K
for the year ended December 31, 2019.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following September 30, 2020, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)(3)		Interest Rate Sensitivity as of September 30, 2020
			Increase in Rates		Decrease in Rates (4)
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$12,635,544	Income	$6,697	$13,940	$(3,708)	$(3,708)
	(9,691,490)	Expense	(15,630)	(31,626)	9,269	9,269

	$2,944,054	Net interest	$(8,933)	$(17,686)	$5,561	$5,561

EUR (5)	$3,325,028	Income	$—	$37	$—	$—
	(2,447,084)	Expense	—	(27)	—	—

	$877,944	Net interest	$—	$10	$—	$—

GBP	$1,482,322	Income	$1,413	$3,226	$(317)	$(317)
	(1,059,101)	Expense	(2,118)	(4,236)	516	516

	$423,221	Net interest	$(705)	$(1,010)	$199	$199

AUD	$242,183	Income	$—	$—	$—	$—
	(175,651)	Expense	(351)	(703)	197	197

	$66,532	Net interest	$(351)	$(703)	$197	$197

CAD	$41,983	Income	$3	$6	$(3)	$(6)
	(59,159)	Expense	(118)	(237)	118	228

	$(17,176)	Net interest	$(115)	$(231)	$115	$222

		Total net interest	$(10,104)	$(19,620)	$6,072	$6,179

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. In addition, $13.9 billion of our loans earned interest based on floors that are above the applicable index as of September 30, 2020. Refer to Note 11 to our consolidated financial statements for additional details of our incentive fee calculation.

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
(5)
Assets balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £145.7 million as of September 30, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 9 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

Investment Portfolio Value
As of September 30, 2020, 2% of our investments by investment exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our investments to maturity and so do not expect to realize gains or losses on our fixed rate investment portfolio as a result of movements in market interest rates.
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
The
COVID-19
pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions have persisted, and in the future may continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the three months ended June 30, 2020, we closed 13 loan modifications, representing an aggregate principal balance of $2.4 billion. During the three months ended September 30, 2020, we closed 11 loan modifications, representing an aggregate principal balance of $1.7 billion. The loan modifications included term extensions, interest rate changes, repurposing of reserves, temporary deferrals of interest, and performance test or covenant waivers, many of which were coupled with additional equity commitments from sponsors.
We are generally encouraged by our borrowers’ initial response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 63.6% as of September 30, 2020, reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
The following table outlines our assets and liabilities that are denominated in a foreign currency (€/£/A$/C$ in thousands):

	September 30, 2020
Foreign currency assets (1)(2)	€2,852,201	£1,389,519	A$	342,309	C$	106,906
Foreign currency liabilities (1)	(2,087,547)	(1,021,207)		(246,062)		(78,848)
Foreign currency contracts - notional	(758,976)	(365,987)		(92,800)		(26,200)

Net exposure to exchange rate fluctuations	€5,678	£2,325	A$	3,447	C$	1,858

____________

(1)	Balances include non-consolidated senior interests of £199.3 million.
(2)
Euro balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £145.7 million as of September 30, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 9 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2020, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2019, as updated by the information disclosed under Part II, Item 1A of our Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Fourth Amendment, dated as of September 30, 2020, to Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, and Citibank, N.A.

10.2	First Amendment, dated August 25, 2020, to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC and Barclays Bank plc.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLACKSTONE MORTGAGE TRUST, INC.

October 29, 2020	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

October 29, 2020	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)