Form 10-K
period 2020-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2021-02-10
CIK 1061630

UNITED STATE
S
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM

10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number
1-14788

Blackstone Mortgage Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue
, 15th Floor
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Act).

Yes

☐

No

☒
The aggregate market value of the outstanding class A common stock held by non-affiliates
of the registrant was approximately $3.3 billion as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of February 3, 2021, there wer
e 147,039,855 o
utstanding shares of class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form
10-K
incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2021 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

Forward-Looking Information; Risk Factor Summary
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
Our actual results may differ significantly from any results expressed or implied by these forward-looking statements. A summary of the principal risk factors that make investing in our securities risky and might cause our actual results to differ is set forth below. The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. This summary should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section entitled “Risk Factors” in this report.

•
Our lending and investment activities subject us to the general political, economic, capital markets, competitive and other conditions in the United States and foreign jurisdictions where we invest, including with respect to the effects of the
COVID-19
pandemic and other events that markedly impact United States or foreign financial markets.

•
Fluctuations in prevailing interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, our cash flows and the market value of our investments, and ultimately limit our ability to pay distributions to our stockholders.

•
Adverse changes in the real estate and real estate capital markets, in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns.

•
Our results of operations, financial condition and business could be materially adversely affected if we experience difficulty accessing financing or raising capital, including due to a significant dislocation in or shut-down of the capital markets, experience a reduction in the yield on our investments, experience an increase in the cost of our financing or experience defaults by borrowers in paying debt service on outstanding indebtedness.

•
Events giving rise to increases in our current expected credit loss reserve, including the impact of the
COVID-19
pandemic, have had an adverse effect on our business and results of operations and could in the future have a material adverse effect on our business, financial condition and results of operations.

•
Adverse legislative or regulatory developments, including with respect to tax laws, securities laws, and the laws governing financial and lending institutions, could increase our cost of doing business and/or reduce our operating flexibility and the price of our class A common stock.

•
Acts of God such as hurricanes, earthquakes and other natural disasters, pandemics or outbreaks of infectious disease, acts of war and/or terrorism and other events that can markedly impact financial markets may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.

•
Deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments, instances of default or foreclosure on such properties and, potentially, principal losses to us.

•	Adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise, could adversely affect our results of operations.

•	Difficulty in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to decline.

•
Increased competition from entities engaged in mortgage lending and/or investing in our target assets may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target, and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.

•
Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, including currency exchange risk, the burdens of complying with international regulatory requirements, risks related to taxation and certain economic and political risks, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

•	If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A.
Risk Factors
and Part II, Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
.

PART I.

ITEM 1.	BUSINESS
References herein to “Blackstone Mortgage Trust,” “company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
Our Company
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our investment objective is to preserve and protect shareholder capital while producing attractive risk-adjusted returns primarily through dividends generated from current income from our loan portfolio. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 15 th
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
Our Manager is a part of Blackstone’s alternative asset management business, which includes the management of investment vehicles focused on private equity, real estate, public debt and equity, non-investment
grade credit, real assets, and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $618.6 billion as of December 31, 2020.
In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 541 professionals in Blackstone’s global real estate group, which is one of the largest real estate investment managers in the world with $187.2 billion of investor capital under management as of December 31, 2020. Kenneth Caplan and Kathleen McCarthy, who are the global co-heads
of Blackstone’s real estate group, are members of our Manager’s investment committee.
Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. Michael Nash, the global chairman of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee.
In addition, Jonathan Pollack, the global head of BREDS, serves as one of our directors and is also a member of our Manager’s investment committee. As of December 31, 2020, 113 dedicated BREDS professionals, including 15 investment professionals based in London and Australia, managed $28.3 billion of investor capital.

Our chief executive officer, president, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 12 and 17 to our consolidated financial statements and the information disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2021 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form
10-K
for more detail on the terms of the Management Agreement.
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
Our Portfolio
Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets primarily in the office, hotel, multifamily, and industrial sectors in North America, Europe, and Australia. These investments may be in the form of whole loans, pari passu
participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed to generate attractive current income while protecting investors’ capital.
During the year ended December 31, 2020, we originated or acquired $1.6 billion of loans. Loan fundings during the year totaled $2.1 billion, with repayments of $2.0 billion, for net fundings of $139.5 million.

The following table details overall statistics for our investment portfolio as of December 31, 2020 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	120	120	1	121
Principal balance	$16,652,824	$17,454,621	$735,542	$18,190,163
Net book value	$16,399,166	$16,399,166	$75,722	$16,474,888
Unfunded loan commitments (4)	$3,160,084	$3,962,960	$—	$3,962,960
Weighted-average cash coupon (5)	L + 3.18%	L + 3.24%	L + 2.75%	L + 3.22%
Weighted-average all-in yield (5)	L + 3.53%	L + 3.58%	L + 3.10%	L + 3.56%
Weighted-average maximum maturity (years) (6)	3.1	3.1	4.4	3.2
Origination loan to value (LTV) (7)	64.9%	64.9%	42.6%	64.0%

(1)
Excludes investment exposure to the $79.2 million subordinate position we own in the $735.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $801.8 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $735.5 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each investment. As of December 31, 2020, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $14.2 billion of such investments earned interest based on floors that are above the applicable index. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2020, 32% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 68% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2020:

(1)	States comprising less than 1% of total loan portfolio are excluded.
For additional information regarding our loan portfolio as of December 31, 2020, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form
10-K.
Financing Strategy
To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured debt agreements, securitizations, and asset-specific financings, as well as convertible notes and senior secured term loan facilities. In addition to our current mix of financing sources, we also expect to access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
During the year ended December 31, 2020, we (i) refinanced $2.1 billion of our secured credit facilities with the proceeds from two non-recourse,
non-mark-to-market
securitization transactions that closed during the year, reducing our debt-to-equity
ratio to 2.5x as of December 31, 2020, (ii) issued an aggregate 10.0 million shares of our class A common stock through an underwritten public offering, providing aggregate net proceeds of $278.3 million, and (iii) entered into a $325.0 million senior secured term loan facility.
Additionally, during the year ended December 31, 2020, we increased the size of one of our credit facilities and added a multi-currency facility with one of our existing lenders, providing an aggregate additional $650.0 million of credit capacity.

The following table details our outstanding portfolio financing arrangements as of December 31, 2020 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2020
Secured debt agreements	$7,896,863
Securitizations (1)	3,596,980
Asset-specific financings (2)	1,201,495

Total portfolio financing	$12,695,338

(1)
Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated
securitized debt obligations of $656.3 million. The
non-consolidated
securitized debt obligation represents the senior
non-consolidated
investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity
debt security on our balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(2)
Includes our consolidated asset-specific debt agreements of $399.7 million and our non-consolidated
senior interests of $801.8 million. The
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

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
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2020, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2020, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, the Canadian Dollar Offered Rate and the Australian Bank Bill Swap Reference Rate, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On November 30, 2020, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years. Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form
10-K.
Investment Guidelines
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
Human Capital
We do not have any employees. We are externally managed by our Manager pursuant to the Management Agreement. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager. See “—Our Manager.”
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
.
Website Disclosure
We use our website (www.blackstonemortgagetrust.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, SEC filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone Mortgage Trust when you enroll your email address by visiting the “Contact Us &
E-mail
Alerts” section of our website at http://ir.blackstonemortgagetrust.com. The contents of our website and any alerts are not, however, a part of this report.

ITEM 1A.	RISK FACTORS
Risks Related to the Ongoing
COVID-19
Pandemic
The ongoing outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economy and to our business, and has had and may continue to have an adverse impact on our financial performance and results of operations.
As of the date hereof, there is an ongoing outbreak of a novel coronavirus, or
COVID-19,
which has spread to over 200 countries and territories, including the United States, and to every state in the United States. The World Health Organization has designated
COVID-19
as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to
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
COVID-19.
Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of
COVID-19,
are disrupting global supply chains, increasing rates of unemployment and adversely impacting many industries, including the collateral underlying certain of our loans. Moreover, with the continued spread of
COVID-19,
governments and businesses are likely to take increasingly aggressive measures to help slow its spread. For this reason, among others, as
COVID-19
continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.
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

•
COVID-19
could continue to have a significant long-term impact on the broader economy and the commercial real estate market generally, which would continue to negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, and other asset classes which are particularly negatively impacted by the pandemic. As of December 31, 2020, 17% of our total investment exposure was concentrated in hospitality assets. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments. In addition, interest rates and credit spreads have been significantly impacted since the outbreak of
COVID-19.
This has resulted in volatile changes to the interest we earn from our floating rate loans and also the interest obligations on our floating-rate debt, which could result in a decrease to our net interest income.

•
Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the year ended December 31, 2020, we closed 49 loan modifications, representing an aggregate principal balance of $6.5 billion as of December 31, 2020. Additional loan modifications may continue in the near term and we may experience instances of default or foreclosure on assets underlying our loans, which will adversely affect the credit profile of our assets and our results of operations and financial condition. Loan modifications may include term extensions, interest rate changes, repurposing of reserves, temporary deferrals of interest, performance test or covenant waivers, and additional equity commitments from sponsors.

•	The unprecedented impact of COVID-19 on commercial real estate created significant uncertainty regarding the application of the credit based margining provisions in our credit facilities. In order to address this uncertainty, we modified our seven largest credit facility agreements to temporarily suspend the credit margining provisions for certain collateral assets and to pre-approve
certain collateral asset modifications in exchange for our deleveraging of the facilities. Although we again extended the agreements to suspend credit margining in the fourth quarter of 2020 without further de-leveraging,
there can be no assurance that our credit facility lenders will continue to extend temporary suspensions of credit mark provisions or that collateral asset performance itself will not deteriorate. Consequently there can be no assurance that further deleveraging of our credit facilities will not adversely impact our liquidity and earnings. In addition, there can be no assurance that, even if credit concerns ease, we will be able to re-lever
our portfolio at terms commensurate with those prior to the pandemic in order to recover potential earnings power.

•
The ongoing
COVID-19
pandemic has at times curtailed liquidity in the commercial real estate capital markets which in turn has reduced some sources of liquidity for our business primarily in terms of reduced portfolio loan repayments and more limited access to financing on favorable terms. However, many of our obligations, including unfunded loan commitments, were not similarly reduced. Although our liquidity position substantially increased during the second quarter of 2020, there can be no assurance that we will avoid the need to sell assets at inopportune times, engage in dilutive capital raising on unfavorable terms in order to generate the liquidity required to meet our obligations, or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time. Furthermore there can be no assurance that we will have access to financing and corporate capital on terms that enable accretive growth.

•
COVID-19
has caused us to materially increase our current expected credit loss, or CECL, reserve. Our initial CECL reserve of $17.7 million recorded on January 1, 2020 was reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve were recognized through net income on our consolidated statements of operations. During the year ended December 31, 2020, we recorded a $167.7 million net increase in the CECL reserve, bringing our total CECL reserve to $185.4 million as of December 31, 2020. This CECL reserve reflects, among other things, the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. If the adverse macroeconomic effects of the
COVID-19
pandemic persist or worsen, we may further materially increase our CECL reserve, which may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.

The immediately preceding outcomes are those we consider to be most material as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks described herein, including:

•	lack of liquidity in certain of our assets;

•
the greater risk of loss to which we are exposed in connection with
B-notes,
mezzanine loans, and other investments that are subordinated or otherwise junior in an issuer’s capital structure and that involve privately negotiated structures;

•	risks associated with loans to properties in transition or construction;

•	risks associated with loans or investments involving assets in foreign jurisdictions, especially those experiencing difficulty;

•	impairment of our investments and harm to our operations from a prolonged economic slowdown, a lengthy or severe recession or declining real estate values;

•	foreign currency risks;

•	the concentration of our loans and investments in terms of geography, asset types and sponsors;

•	losses resulting from foreclosing on certain of the loans we originate or acquire;

•	risks associated with our investments in CMBS, CLOs, and other similar structured finance investments, including those we structure, sponsor or arrange;

•	downgrades in credit ratings assigned to our investments;

•	investments in non-conforming and non-investment grade rated loans or securities;

•	investments in interest rate- and foreign currency-related derivative instruments;

•	the difficulty of estimating provisions for loan losses;

•	our debt under our credit facilities and our corporate debt;

•	risks associated with non-recourse securitizations which we use to finance our assets;

•	losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries or joint venture or co-investment partners;

•	borrower and counterparty risks;

•	risks associated with our hedging strategies;

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

•	the availability of key personnel of the Manager and our service providers as they face changed circumstances and potential illness during the pandemic; and

•	other risks described herein.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of
COVID-19
will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown.
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
We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments, which risks have been exacerbated by the impact of the
COVID-19
pandemic. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.
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
We invest in commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:

•	tenant mix and tenant bankruptcies;

•	success of tenant businesses;

•	property management decisions, including with respect to capital improvements, particularly in older building structures;

•	property location and condition;

•	competition from other properties offering the same or similar services;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	responses of businesses, governments and individuals to pandemics or outbreaks of contagious disease;

•	any liabilities relating to environmental matters at the property;

•	changes in global, national, regional, or local economic conditions and/or specific industry segments;

•	global trade disruption, significant introductions of trade barriers and bilateral trade frictions;

•	declines in global, national, regional or local real estate values;

•	declines in global, national, regional or local rental or occupancy rates;

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
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. During the year ended December 31, 2020, we experienced a significant increase in borrower requests for temporary interest deferral, or other modifications of their loans due to the impact of the
COVID-19
pandemic on the property collateralizing our loans and closed 49 loan modifications, representing an aggregate principal balance of $6.5 billion as of December 31, 2020. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience adverse effects from the
COVID-19
pandemic or experiences any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay distributions to our stockholders.
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
Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments, and any such change may limit our ability to pay distributions to our stockholders. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.

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
Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal and other factors beyond our control. Consequently, such prepayment rates can vary significantly from period to period and cannot be predicted with certainty. No strategy can completely insulate us from prepayment or other such risks and faster or slower prepayments may adversely affect our profitability and cash available for distribution to our stockholders.
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
We operate in a competitive market for lending and investment opportunities, which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target, and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.
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
The illiquidity of certain of our assets may make it difficult for us to sell such investments if needed. Certain assets such as mortgages,
B-Notes,
mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, their potential unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, such as those we experienced and continue to experience throughout the
COVID-19
pandemic, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public
information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our results of operations and financial condition.
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
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrower entities. For example, during the year ended December 31, 2020, we entered into two loan modifications which were classified as troubled debt restructurings under GAAP, representing an aggregate outstanding principal balance of $338.7 million as of December 31, 2020. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the loan modifications we effected during the year ended December 31, 2020 will be successful or that we will be able to identify and implement successful restructuring programs and improvements with respect to any other distressed loans or investments we may have from time to time.
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
Whether or not we have participated in the negotiation of the terms of any such loans, we cannot assure you as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out
of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.
A recently adopted accounting standard has required us to increase our allowance for loan losses which has had an adverse effect on our business and results of operations and may in the future have a material adverse effect on our business, financial condition and results of operations.
In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update
2016-13,
or ASU
2016-13.
ASU
2016-13
significantly changed how entities measured credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU
2016-13
replaced the incurred loss model under previous guidance with a current expected credit loss, or CECL, model for instruments measured at amortized cost, and required entities to record allowances for available-for-sale
debt securities rather than reduce the carrying amount, as they previously did under the other-than-temporary impairment model. ASU
2016-13
also simplified the accounting model for purchased credit-impaired debt securities and loans. ASU
2016-13
was effective for fiscal years beginning after December 15, 2019.
The CECL reserve required under ASU
2016-13
is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. Our initial CECL reserve of $17.7 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. For a discussion of the increase in our CECL reserve during the year ended December 31, 2020, which reflected the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio, see “Risks Related to the Ongoing
COVID-19
Pandemic—The ongoing outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economy and to our business, and has had and may continue to have an adverse impact on our financial performance and results of operations
.
” In addition, see Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
While ASU
2016-13
does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU
2016-13
requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for loan losses and requires us to increase our allowance and recognize provisions for loan losses earlier in the credit cycle. Moreover, as demonstrated by the variance in our CECL reserve during the year ended December 31, 2020, the CECL model has created more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
Our construction lending activities, which include our investment in loans that fund the construction or development of real estate-related assets, may expose us to increased lending risks. Construction lending generally is considered to involve a higher degree of risk of non-payment
and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up
and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.
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
A portion of our investments consists of assets secured by European collateral. The sovereign debt crisis experienced by several European Union (E.U.) countries in 2008-2012, together with the risk of contagion to other more financially stable countries, raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone, including the vote by the United Kingdom (U.K.) to exit the E.U. and the effect of the
COVID-19
pandemic. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.
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
The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, the Canadian Dollar Offered Rate and the Australian Bank Bill Swap Reference Rate, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. In a speech on July 27, 2017, Andrew Bailey, the Chief Executive of the Financial Conduct Authority of the U.K., or the FCA, announced the FCA’s intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. On November 30, 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week
and
two-month
USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years.

As of December 31, 2020, our loan portfolio included $16.0 billion of floating rate investments with maximum maturities extending past 2021 for which the interest rate was tied to an IBOR benchmark. Additionally, we had $12.0 billion of floating rate debt with maximum maturities extending past 2021 tied to IBOR benchmarks. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from IBOR benchmarks. This uncertainty includes but is not limited to: (i) the development and robustness of actively traded markets in alternative base rates; (ii) whether term rate markets will eventually develop as alternatives for the recommended overnight funding rates like SOFR/SONIA to better match current market standards for term LIBOR rates; (iii) whether any legislation and/or market conventions will develop to standardize IBOR fallback provisions or other contractual terms in existing contracts and whether these standards ultimately align with industry working group recommendations; (iv) whether market data service providers will publish market data needed to facilitate IBOR transitions within existing technology frameworks or whether core technology enhancements will be required; and (v) the timing of when market participants will transition away from writing IBOR-based contracts to writing contracts utilizing the new alternative reference rates. This uncertainty and timing can materially impact our approach to IBOR transition efforts, which we expect to have to continuously monitor and evaluate through the expected transition by end of year 2021 and possibly beyond. In addition, any IBOR benchmark may perform differently during any phase-out
period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. We may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past 2021, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. Moreover, the elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “-Risks Related to Our Financing and
Hedging-Our
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
To the extent that our assets are concentrated in any one region, sponsor or type of asset, economic and business downturns generally relating to such type of asset, sponsor or region may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment. As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans. For a discussion of the disproportionate effect of the
COVID-19
pandemic on certain of our asset classes, see “Risks Related to the Ongoing
COVID-19
Pandemic—The ongoing outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economy and to our business, and has had and may continue to have an adverse impact on our financial performance and results of operations
.
”
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
In addition, the enactment of the Terrorism Risk Insurance Act of 2002, or TRIA, requires insurers to make terrorism insurance available under their property and casualty insurance policies and provides federal compensation to insurers for insured losses. TRIA was reauthorized, with some adjustments to its provisions, in December 2019 for seven years through December 31, 2027. However, this legislation does not regulate the pricing of such insurance and there is no assurance that this legislation will be extended beyond 2027. The absence of affordable insurance coverage may adversely affect the general real estate lending market, lending volume and the market’s overall liquidity and may reduce the number of suitable investment opportunities available to us and the pace at which we are able to make investments. If the properties that we invest in are unable to obtain affordable insurance coverage, the value of those investments could decline and in the event of an uninsured loss, we could lose all or a portion of our investment.
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
With respect to the CMBS, CLOs and CDOs in which we have invested and may invest in the future, control over the related underlying loans will be exercised through CTIMCO, or another special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We have in the past and may in the future acquire classes of CMBS, CLOs or CDOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. See “-Risks Related to Our Financing and
Hedging-We
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
Some of our investments, including the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, have been, and in the future may be, rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
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

•
our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (iii) the loss of some or all of our collateral assets to foreclosure or sale;

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
Our master repurchase agreements with various counterparties, any bank credit facilities (including term loans and revolving facilities), and additional repurchase agreements or other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional margin would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. For a discussion of the agreements we entered into with certain of our secured credit facility lenders during the year ended December 31, 2020 as a result of economic conditions resulting from the
COVID-19
pandemic, see “Risks Related to the Ongoing
COVID-19
Pandemic—The ongoing outbreak of the novel coronavirus, or
COVID-19,
has caused severe disruptions in the U.S. and global economy and to our business, and has had and may continue to have an adverse impact on our financial performance and results of operations
.
” In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.
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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:

•	general economic or market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current and potential future earnings and cash distributions; and

•	the market price of the shares of our class A common stock.

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions, such as those caused by the
COVID-19
pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
We have utilized and may utilize in the future
non-recourse
securitizations to finance our loans and investments, which may expose us to risks that could result in losses.
We have utilized and may utilize in the future,
non-recourse
securitizations of certain of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse
basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans. Because of the interests we retain, in particular with respect to equity or similar subordinated tranches, actions taken by CTIMCO or any other entity that acts as special servicer may in the future conflict with our interests. See “-Risks Related to Our Lending and Investment
Activities-Our
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
As of December 31, 2020, we were party to outstanding derivative agreements with an aggregate notional value of $1.7 billion. We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up,
bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.
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

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2021 and may be renewed for additional one-year
terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.
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
We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. Moreover, we may pay our Manager’s fees in shares of our class A common stock, which could dilute our stockholders’ ownership.

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
We and the Blackstone Vehicles have and in the future will likely compete with or enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Three Blackstone employees serve on our board of directors, including Michael B. Nash, the executive chairman of our board of directors and chairman of Blackstone Real Estate Debt Strategies, or BREDS, Stephen D. Plavin, our chief executive officer, and Jonathan Pollack, the global head of BREDS. In addition, our president, our chief financial officer and our other executive officers are also employees of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict and to act in accordance with our Management Agreement. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•
Broad and Wide-Ranging Activities
. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore will likely compete with us. In particular, BREDS invests in a broad range of real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.

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

•
Allocation of Investment Opportunities
.
Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment
vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side
or additional general partner investments with respect thereto, and portfolio companies/entities), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and certain of the Blackstone Vehicles overlap, in whole or in part, and where there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies IV L.P. and related separately managed accounts, or BREDS IV, and Blackstone Real Estate Income Trust, Inc., or BREIT, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS IV generally seeks to invest primarily in real estate-related debt with a high-yield risk profile such as junior mortgage debt, mezzanine debt, and other subordinate structured debt investments, BREIT generally seeks to invest primarily in liquid debt securities, a significant portion of the capital of BREDS IV and BREIT (and/or other Blackstone Vehicles) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

As a result, we will from time to time invest in real estate-related debt investments alongside certain Blackstone Vehicles that are part of the BREDS program and other vehicles that include a focus on real estate-related debt investments, including, but not limited to, BREDS IV and BREIT. To the extent any Blackstone Vehicles have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determines to be fair and reasonable in its sole discretion, subject to (i) any applicable investment objectives, parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, readily available financing, relative investment strategies and primary investment mandates, portfolio diversification concerns, the investment focus, guidelines, limitations, and strategy of each investment fund or vehicle, co-investment
arrangements, the different

liquidity positions and requirements in each fund or vehicle, underwritten leverage levels of a loan, portfolio concentration considerations (including, but not limited to, (A) allocations necessary for us or the Blackstone Vehicles to maintain a particular concentration in a certain type of investment and (B) whether we or a particular Blackstone Vehicle already has its desired exposure to the investment, sector, industry, geographic region or markets in question), contractual obligations, other anticipated uses of capital, the source of the investment opportunity, credit ratings, the ability of a client, fund and/or vehicle to employ leverage, hedging, derivatives, syndication strategies or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, geographic focus, remaining investment period, the credit/default profile of an issuer, the extent of involvement of the respective teams of investment professionals dedicated to the Manager and other Blackstone Vehicles, the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, and other considerations deemed relevant in good faith in their sole discretion). There is no assurance that any conflicts will be resolved in our favor. Our Manager is entitled to amend its investment objectives or guidelines at any time without prior notice or our consent.

•
Investments in Different Levels or Classes of an Issuer’s Securities
. We and the Blackstone Vehicles have made and in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles (and in certain circumstances our Manager will be unaware of another Blackstone Vehicle’s participation, as a result of information walls or otherwise). Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve us maintaining a non-controlling
interest in any such investment and a forbearance of rights, including certain non-economic
rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third party lenders generally or otherwise recusing ourselves with respect to decisions), including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. If we recuse ourselves from decision-making as described above, we will generally rely upon a third party lender to make the decisions, and the third party lender could have conflicts or otherwise make decisions that we would not have made. It is expected that our participation in connection with any such investments and transactions will be negotiated by third parties on market terms and prices. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•
Assignment and Sharing or Limitation of Rights
. We have and in the future will likely invest alongside other Blackstone Vehicles and in connection therewith have and expect to, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling
interest in any such investment and a forbearance of our rights, including certain non-economic
rights (including following the vote of other third party lenders generally or otherwise being recused with respect to certain decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.

•
Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles
. We have, and in the future are likely to provide financing (i) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party), (ii) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio entities and/or their underlying assets and/or (iii) in other transactions or in the ordinary course, with respect to portfolio entities in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be consistent with market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may impact the market terms. For example, in the case of a loan extended to a Blackstone portfolio entity by a financing syndicate in which we have agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary for the Blackstone portfolio entity to offer better or worse terms to lenders to fully subscribe the syndicate than if we had not participated. In addition, any such transactions or arrangements may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant Blackstone portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

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

•
Variation in Financial and Other Benefits
. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that it manages. Where the amount or structure of the base management fee, incentive fee and/or our Manager’s or its affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such other accounts, clients, entities, funds and/or investment vehicles over us. Additionally, our Manager might be motivated to favor other accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in the fund but holds investments in other Blackstone affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

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
CTIMCO, a subsidiary of Blackstone, acts as special servicer in connection with our CLO transactions and may act as special servicer in future securitization financing transactions. CTIMCO, in its capacity as special servicer, may be required to enforce obligations or undertake certain other actions that may conflict with our interests.
Lexington National Land Services, or LNLS, is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by us, other Blackstone Vehicles and their portfolio entities, affiliates and related parties, and third parties, including, from time to time, our borrowers. In exchange for such services LNLS earns fees which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, Blackstone will benchmark the relevant costs to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.

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
To avoid the need to register as an investment company, the securities issued to us by any wholly owned or majority-owned subsidiaries that are excluded from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. While we monitor our holdings to ensure ongoing compliance with this test, there can be no assurance that we will be able to avoid the need to register as an investment company. This test limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may originate or acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated under the Investment Company Act, which may adversely affect our business.
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which provides an exclusion for companies engaged primarily in acquiring mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, such subsidiaries must maintain, on the basis of positions taken by the SEC’s Division of Investment Management, or the Division, in interpretive and no-action
letters, a minimum of 55% of the value of their total assets in real property, mortgage loans and certain mezzanine loans and other assets that the Division in various no-action
letters and other guidance has determined are the functional equivalent of liens on or interests in real estate, which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances. With respect to our subsidiaries that maintain this exclusion or another exclusion or exception under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
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
Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. As a consequence of our seeking to maintain our exemption from registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exemption from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling
equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to maintain our exemption from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining our exemption from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.
There can be no assurance that we and our subsidiaries will be able to successfully maintain our exemption from registration under the Investment Company Act. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Therefore, compliance with the requirements of the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our stock price, performance and ability to pay distributions to our stockholders.
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
The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Certain regulations enacted in the E.U., including without limitation the Market Abuse Regulation and the Securitization Regulation, impose additional compliance costs on us and may increase our financing costs. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are
imposed on private lenders that provide us with funds, or were to be imposed on us,

they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or price.
Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. The results of the 2020 U.S. presidential election could have further impacts on our industry if new legislative or regulatory reforms are adopted. We are unable to predict at this time the effect of any such reforms.
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
so-called
“Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”) to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. In December 2019, the FSOC issued interpretive guidance regarding the designation of nonbank financial companies as systemically important financial institutions, or SIFIs. This guidance implemented a number of reforms to the FSOC’s SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC would primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the final guidance, designation of an individual firm as a SIFI would only occur if, after engaging with the firm’s primary federal and state regulators, the FSOC determines that those regulators’ actions are inadequate to address the identified potential risk to U.S. financial stability. If such designation were to occur with respect to the, private equity industry, we could be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.
The Dodd-Frank Act also reformed the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Under the final credit risk retention rules issued in October 2014 by five federal banking and housing agencies and the SEC, which have since become effective with respect to all asset classes, sponsors of asset-backed securities are generally required to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. See “-Risks Related to Our Financing and
Hedging-We
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
In June 2020, U.S. federal regulatory agencies adopted additional revisions to the Volcker Rule’s current restrictions on banking entities sponsoring and investing in certain covered hedge funds and private equity funds, including by adopting new exemptions allowing banking entities to sponsor and invest without limit in credit funds, venture capital funds, customer facilitation funds and family wealth management vehicles (the “Covered Fund Amendments”). The Covered Fund Amendments also loosen certain other restrictions on extraterritorial fund activities and direct parallel or co-investments
made alongside covered funds. The Covered Fund Amendments should therefore expand the ability of banking entities to invest in and sponsor private funds. The ultimate consequences of the Reform Act and such regulatory developments on our business remain uncertain.
Financial services regulation, including regulations applicable to us, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or Congressional leadership. Although we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on our business.
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
In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we and Blackstone operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective of January 1, 2020. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our or Blackstone’s, its employees’, or our investors’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our or Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or Blackstone fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Blackstone’s fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.
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
Risks Related to Our Class A Common Stock
The market price of our class A common stock has recently fluctuated significantly and may continue to do so.
The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. During the year ended December 31, 2020 and following the outbreak of the
COVID-19
pandemic, the closing price of our class A common stock on the New York Stock Exchange fluctuated from a high of $40.51 per share to low of $13.02 per share. The market price and liquidity of the market for shares of our class A common stock has been and may in the future be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our class A common stock include:

•	our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects, including as a result of the COVID-19 pandemic;

•	actual or perceived conflicts of interest with our Manager or other affiliates of Blackstone and individuals, including our executives;

•	equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;

•	loss of a major funding source;

•	actual or anticipated accounting problems;

•	publication of research reports about us or the real estate industry;

•	changes in market valuations of similar companies;

•	adverse market reaction to the level of leverage we employ;

•	additions to or departures of our Manager’s or Blackstone’s key personnel;

•	speculation in the press or investment community;

•	our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for our class A common stock, and would result in increased interest expenses on our debt;

•	a compression of the yield on our investments and an increase in the cost of our liabilities;

•	failure to maintain our REIT qualification or exclusion from Investment Company Act regulation;

•	price and volume fluctuations in the overall stock market from time to time;

•	general market and economic conditions, and trends including inflationary concerns, and the current state of the credit and capital markets;

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
Issuance of Stock Without Stockholder Approval
. Our charter authorizes our board of directors, without stockholder approval, to authorize the issuance of up to 400,000,000 shares of class A common stock and up to 100,000,000 shares of preferred stock. Our charter also authorizes our board of directors, without stockholder approval, to classify or reclassify any unissued shares of our class A common stock and preferred stock into other classes or series of stock and to amend our charter to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that are authorized by the charter to be issued. Preferred stock may be issued in one or more classes or series, the terms of which may be determined by our board of directors without further action by stockholders. Prior to issuance of any such class or series, our board of directors will set the terms of any such class or series, including the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption. The issuance of any preferred stock could materially adversely affect the rights of holders of our class A common stock and, therefore, could reduce the value of the class A common stock. In addition, specific rights granted to future holders of our preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The power of our board of directors to cause us to issue preferred stock could, in certain circumstances, make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.
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
Maryland Takeover Statutes
. Certain provisions of the Maryland General Corporation Law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our Class A common stock with the opportunity to realize a premium over the then prevailing market price of such shares. We are subject to the Maryland Business Combination Act, which, subject to limitations, prohibits certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year
period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder and, thereafter, imposes special stockholder voting requirements to approve these combinations unless the consideration being received by common stockholders satisfies certain conditions.
The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has exempted any business combination involving a limited liability company indirectly controlled by a trust for the benefit of Samuel Zell, our former chairman of the board, and his family. In addition, our board of directors has exempted any business combination involving Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, or its affiliates as of September 27, 2012 or Blackstone and its affiliates beginning as of September 27, 2012; provided, however, that Huskies Acquisition or any of its affiliates as of September 27, 2012 and Blackstone and any of its affiliates beginning as of September 27, 2012 may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or Blackstone. As a result, these parties may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.
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
We are also eligible to elect to be subject to the Maryland Unsolicited Takeovers Act, which permits our board of directors, without stockholder approval, to, among other things and notwithstanding any provision in our charter or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally distribute and intend to continue distributing substantially all of our taxable income to holders of our class A common stock each year so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:

•	our ability to make profitable investments;

•	margin calls or other expenses that reduce our cash flow;

•	defaults in our asset portfolio or decreases in the value of our portfolio;

•	the impact of changes in interest rates on our net interest income; and

•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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
General Risk Factors
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
Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 15 th
Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings. Refer to Note 18 to our consolidated financial statements for information on our commitments and contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 3, 2021 there were 229 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
We generally intend to distribute each year substantially all of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles, or GAAP) to our stockholders to comply with the REIT provisions of the Internal Revenue Code. In addition, our dividend policy remains subject to revision at the discretion of our board of directors. All distributions will be made at the discretion of our board of directors and will depend upon, among other things, our actual results of operations and liquidity. These results and our ability to pay distributions will be affected by various factors, including our taxable income, our financial condition, our maintenance of REIT status, applicable law, and other factors as our board of directors deems relevant.
Issuer Purchases of Equity Securities
We did not purchase any shares of our class A common stock during the three months ended December 31, 2020.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated historical financial data should be read in conjunction with the information set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto that appear on pages
F-2
to
F-49
of this report.

	Years ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Operating Data:
Interest and related income	$779,648	$882,679	$756,109	$537,915	$497,974
Interest and related expense	347,471	458,503	359,625	234,870	184,270

Income from loans and other investments, net	$432,177	$424,176	$396,484	$303,045	$313,704
Net income	$140,414	$307,393	$285,813	$217,968	$246,440
Net income attributable to Blackstone Mortgage Trust, Inc.	$137,670	$305,567	$285,078	$217,631	$238,297

Per Share Data:
Net income from continuing operations per share of common stock
Basic and diluted	$0.97	$2.35	$2.50	$2.27	$2.53
Net income per share of common stock
Basic and diluted	$0.97	$2.35	$2.50	$2.27	$2.53
Dividends declared per share of common stock	$2.48	$2.48	$2.48	$2.48	$2.48

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total assets	$16,958,955	$16,551,871	$14,467,375	$10,258,825	$8,812,615
Secured debt agreements, net	7,880,536	9,731,426	8,893,818	5,178,250	5,609,031
Asset-specific debt agreements, net	391,269	323,504	80,938	95,605	107,323
Secured term loan, net	1,041,704	736,142	—	—	—
Convertible notes, net	616,389	613,071	609,911	563,911	166,762
Total liabilities	13,054,724	12,767,190	11,092,768	7,341,419	6,319,012
Total equity	3,904,231	3,784,681	3,374,607	2,917,406	2,493,603

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of Blackstone’s real estate platform. Blackstone Real Estate is one of the largest owners and operators of real estate in the world, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
Recent Developments
As of December 31, 2020, there is an ongoing global outbreak of a novel coronavirus, or
COVID-19.
In March 2020, the World Health Organization designated
COVID-19
as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to
COVID-19.
The United States and other countries reacted to the
COVID-19
outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak rapidly evolved (and continues to do so), and many countries reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential
offices, retail centers, hotels, and other businesses, and taking other restrictive measures designed to help slow the spread of
COVID-19.
Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of
COVID-19,
have created disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including industries related to the collateral underlying certain of our loans. Moreover, with the continued spread of
COVID-19,
governments and businesses are likely to continue to take aggressive measures to help slow its spread. For this reason, among others, as
COVID-19
continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess.
The outbreak of
COVID-19
and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. We expect that these impacts are likely to continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation preclude any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of
COVID-19
will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the effectiveness and efficiency of distribution of vaccines, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. For additional discussion with respect to the potential impact of the
COVID-19
pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.
2020 Highlights
Operating results:

•
Net income of $137.7 million, or $0.97 per share, and Distributable Earnings of $352.0 million, or $2.48 per share, with dividends declared of $356.2 million, or $2.48 per share. Net income includes a $167.7 million increase to the current expected credit loss, or CECL, reserve that is excluded from Distributable Earnings, as further described below.

•	Book value per share of $26.42 as of December 31, 2020, which is net of a $1.26 cumulative CECL reserve.

•	Increased liquidity by $387.7 million during the year to $1.1 billion as of December 31, 2020.
Loan portfolio:

•	Loan originations of $1.6 billion. During the year we had loan fundings of $2.1 billion and loan repayments of $2.0 billion, resulting in net portfolio growth of $139.5 million.

•	Portfolio of 121 investments as of December 31, 2020, with a weighted-average origination loan-to-value ratio of 64.0% and weighted-average all-in yield of L+3.56%.

•	Collected 99.7% of the contractual interest payments that were due under our loans during the year, with virtually no interest deferrals during the year.
Capital markets and financing activity:

•
Issued an aggregate 10.0 million shares of our class A common stock through an underwritten public offering, generating aggregate net proceeds of $278.3 million and entered into a $325.0 million senior secured term loan facility.

•
Refinanced $2.1 billion of our secured credit facilities with the proceeds from two non-recourse,
non-mark-to-market
securitization transactions that closed during the year, reducing our debt-to-equity
ratio to 2.5x as of December 31, 2020 from 3.0x as of December 31, 2019.

•
Closed $1.2 billion of new financings under our secured credit facilities and maintained stable facility pricing and advance rates with our 12 credit providers through the volatile lending environment in 2020.

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended December 31, 2020, we recorded earnings per share of $0.57, declared a dividend of $0.62 per share, and reported $0.60 per share of Distributable Earnings. In addition, our book value as of December 31, 2020 was $26.42 per share, which is net of a $1.26 cumulative CECL reserve. For the year ended December 31, 2020, we recorded earnings per share of $0.97, declared aggregate dividends of $2.48 per share, and reported $2.48 per share of Distributable Earnings.
As further described below, Distributable Earnings is a measure that is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, which helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings is a performance metric we consider when declaring our dividends.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2020	Year Ended December 31,
		2020	2019
Net income (1)	$83,616	$137,670	$305,567
Weighted-average shares outstanding, basic and diluted	146,675,431	141,795,977	130,085,398

Net income per share, basic and diluted	$0.57	$0.97	$2.35

Dividends declared per share	$0.62	$2.48	$2.48

(1)	Represents net income attributable to Blackstone Mortgage Trust.
Distributable Earnings
Distributable Earnings is a
non-GAAP
measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, and (v) certain non-cash
items. Distributable Earnings may also be adjusted from time to time to exclude one-time
events pursuant to changes in GAAP and certain other
non-cash
charges as determined by our Manager, subject to approval by a majority of our independent directors. Distributable Earnings mirrors the terms of our management agreement between our Manager and us, or our Management Agreement, for purposes of calculating our incentive fee expense.
During the year ended December 31, 2020, we recorded a $167.7 million increase in the CECL reserve, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability
may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our class A common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 13 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.
Distributable Earnings does not represent net income (loss) or cash generated from operating activities and should not be considered as an alternative to GAAP net income (loss), or an indication of our GAAP cash flows from operations, a measure of our liquidity, or an indication of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings may not be comparable to the Distributable Earnings reported by other companies.
The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2020	Year Ended December 31,
		2020	2019
Net income (1)	$83,616	$137,670	$305,567
(Decrease) increase in current expected credit loss reserve	(5,813)	167,653	—
Non-cash compensation expense	8,554	34,532	30,656
Realized hedging and foreign currency income, net (2)	582	10,852	14,172
Other items	921	1,487	300
Adjustments attributable to non-controlling interests, net	74	(204)	—

Distributable Earnings	$87,934	$351,990	$350,695

Weighted-average shares outstanding, basic and diluted	146,675,431	141,795,977	130,085,398

Distributable Earnings per share, basic and diluted	$0.60	$2.48	$2.70

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)
For the three months ended December 31, 2020, represents realized gains (losses) on the repatriation of unhedged foreign currency. For the years ended December 31, 2020 and 2019, primarily represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts were not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2020	December 31, 2019
Stockholders’ equity	$3,886,067	$3,762,583
Shares
Class A common stock	146,780,031	135,003,662
Deferred stock units	306,691	260,066

Total outstanding	147,086,722	135,263,728

Book value per share	$26.42	$27.82

II. Loan Portfolio
During the year ended December 31, 2020, we originated or acquired $1.6 billion of loans. Loan fundings during the year totaled $2.1 billion, including $241.8 million of non-consolidated
senior interests. Loan repayments and sales during the year totaled $2.0 billion, including $135.7 million of non-consolidated
senior interests. We generated interest income of $779.6 million and incurred interest expense of $347.5 million during the year, which resulted in $432.2 million of net interest income during the year ended December 31, 2020.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2020	Year Ended December 31, 2020
Loan originations (1)	$228,900	$1,573,980
Loan fundings (2)	$478,464	$2,138,114
Loan repayments and sales (3)	(561,740)	(1,998,637)

Total net (repayments) fundings	$(83,276)	$139,477

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three months and year ended December 31, 2020 include $71.3 million and $241.8 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)
Loan repayments and sales during the three months and year ended December 31, 2020 include $647,000 and $135.7 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of December 31, 2020 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	120	120	1	121
Principal balance	$16,652,824	$17,454,621	$735,542	$18,190,163
Net book value	$16,399,166	$16,399,166	$75,722	$16,474,888
Unfunded loan commitments (4)	$3,160,084	$3,962,960	$—	$3,962,960
Weighted-average cash coupon (5)	L + 3.18%	L + 3.24%	L + 2.75%	L + 3.22%
Weighted-average all-in yield (5)	L + 3.53%	L + 3.58%	L + 3.10%	L + 3.56%
Weighted-average maximum maturity (years) (6)	3.1	3.1	4.4	3.2
Origination loan to value (LTV) (7)	64.9%	64.9%	42.6%	64.0%

(1)
Excludes investment exposure to the $79.2 million subordinate position we own in the $735.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $801.8 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $735.5 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each investment. As of December 31, 2020, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $14.2 billion of such investments earned interest based on floors that are above the applicable index. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2020, 32% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 68% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.
The following table details the floating benchmark rates for our investment portfolio as of December 31, 2020 ($/€/£/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio	Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
95	$	$ 12,516,341	USD LIBOR	L + 3.17%	L + 3.51%
8	€	€ 2,644,653	EURIBOR	E + 2.91%	E + 3.23%
13	£	£ 1,536,989	GBP LIBOR	L + 3.87%	L + 4.25%
2	A$	A$ 337,650	BBSY	BBSY + 4.01%	BBSY + 4.31%
3	C$	C$ 104,679	CDOR	CDOR + 3.97%	CDOR + 4.31%

121		$ 18,190,163		INDEX + 3.22%	INDEX + 3.56%

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

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2020:

Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan
basis.
Portfolio Management
During the three months and year ended December 31, 2020, we collected 100.0% and 99.7%, respectively, of the contractual interest payments that were due under our loans, with virtually no interest deferrals, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the three months ended December 31, 2020, we closed 18 loan modifications, representing an aggregate principal balance of $2.5 billion, as of December 31, 2020.
During the year ended December 31, 2020, we closed 49 loan modifications, representing an aggregate principal balance of $6.5 billion, as of December 31, 2020. The loan modifications primarily included term extensions, interest rate changes, repurposing of reserves, and performance test or covenant waivers, many of which were coupled with additional equity commitments from sponsors, with virtually no interest deferrals.
We are generally encouraged by our borrowers’ initial response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.0% as of December 31, 2020 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of December 31, 2020 and December 31, 2019, respectively. The increase in the risk rating was primarily the result of loans with an aggregate principal balance of $3.2 billion that were downgraded to a “4” or “5” during the year ended December 31, 2020 to reflect the higher risk in loans collateralized by hospitality assets and select other assets that are particularly negatively impacted by the
COVID-19
pandemic.
The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	8	$777,163	$778,283
2	17	2,513,848	2,528,835
3	79	9,911,914	10,763,496
4	14	3,032,593	3,045,309
5	2	337,197	338,698

Loans receivable	120	$16,572,715	$17,454,621

CECL reserve		(173,549)

Loans receivable, net		$16,399,166

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $801.8 million of such non-consolidated
senior interests as of December 31, 2020.

(2)
Excludes investment exposure to the $735.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
Our initial CECL reserve of $17.7 million recorded on January 1, 2020 is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December 31, 2020, we recorded a $167.7 million increase in the current expected credit loss reserve, bringing our total CECL reserve to $185.4 million as of December 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our

CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
During the first and fourth quarters of 2020, we entered into loan modifications related to a multifamily asset in New York City, which is classified as a troubled debt restructuring under GAAP. During the three months ended June 30, 2020, we recorded a $14.8 million CECL reserve on this loan, which was unchanged as of December 31, 2020. This loan has an outstanding principal balance of $52.4 million, net of cost-recovery proceeds, as of December 31, 2020. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of December 31, 2020.
During the third quarter of 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. During the three months ended June 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which was unchanged as of December 31, 2020. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of December 31, 2020. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of December 31, 2020.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.7 million, as of December 31, 2020. No income was recorded on these loans subsequent to July 1, 2020.
Multifamily Joint Venture
As of December 31, 2020, our Multifamily Joint Venture held $484.8 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt agreements, securitizations, and asset-specific financings. During the year-ended December 31, 2020, we refinanced $2.1 billion of our secured debt agreements through the issuance of two securitizations, which are inherently non-mark
to market,
non-recourse,
and term-matched to the financed assets. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2020	December 31, 2019
Secured debt agreements	$7,896,863	$9,753,059
Securitizations (1)	3,596,980	2,030,704
Asset-specific financings (2)	1,201,495	1,019,400

Total portfolio financing	$12,695,338	$12,803,163

(1)
Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated
securitized debt obligations of $656.3 million. The
non-consolidated
securitized debt obligation represents the senior
non-consolidated
investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity
debt security on our balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(2)
Includes our consolidated asset-specific debt agreements of $399.7 million and our non-consolidated
senior interests of $801.8 million. The
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Debt Agreements
The following table details our outstanding secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2020	December 31, 2019
Secured credit facilities	$7,896,863	$9,753,059
Revolving credit agreement	—	—

Total secured debt agreements	$7,896,863	$9,753,059

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	December 31, 2020
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Deutsche Bank	$1,892,211	$1,847,211	$45,000	$2,869,889
Barclays	1,443,251	1,249,415	193,836	1,862,987
Wells Fargo	1,241,357	956,780	284,577	1,663,661
Citibank	927,531	779,139	148,392	1,212,521
Goldman Sachs	615,411	615,411	—	828,965
Bank of America	473,678	473,678	—	667,830
JP Morgan	449,449	422,096	27,353	605,144
Morgan Stanley	528,846	401,846	127,000	849,426
MetLife	276,605	276,605	—	349,612
Santander	269,501	269,501	—	337,329
Société Générale	237,822	237,822	—	308,700
US Bank – Multi. JV (3)	184,802	181,795	3,007	231,003
Goldman Sachs – Multi. JV (3)	167,964	167,964	—	231,840
Bank of America – Multi. JV (3)	17,600	17,600	—	22,000

	$8,726,028	$7,896,863	$829,165	$12,040,907

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

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2023. As of December 31, 2020, we had no outstanding borrowings under the agreement.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	December 31, 2020	December 31, 2019
Securitized debt obligations	$2,940,638	1,189,642
Non-consolidated securitized debt obligation (1)	656,342	841,062

Total securitizations	$3,596,980	$2,030,704

(1)
These
non-consolidated
securitized debt obligations represent the senior
non-consolidated
investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity
debt security on our balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2020 FL3 CLO, 2020 FL2 CLO, and 2017 FL1 CLO, or collectively, the CLOs. We have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The following table details our securitized debt obligations ($ in thousands):

	December 31, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 FL3 Collateralized Loan Obligation
Collateral assets	25	$1,000,000	$1,000,000	L+3.09%	February 2024
Financing provided	1	808,750	800,993	L+2.08%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	31	1,500,000	1,500,000	L+3.17%	January 2024
Financing provided	1	1,243,125	1,233,464	L+1.44%	February 2038
2017 FL1 Collateralized Loan Obligation
Collateral assets	15	666,334	666,334	L+3.39%	January 2023
Financing provided	1	483,834	483,113	L+1.83%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	619,194	618,766	L+3.57%	June 2023
Financing provided	1	404,929	404,929	L+1.63%	June 2033
Total
Collateral assets	72	$3,785,528	$3,785,100	L+3.25%

Financing provided (4)	4	$2,940,638	$2,922,499	L+1.70%

(1)
In addition to cash coupon,
all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
All-in
yield for the total portfolio assumes applicable floating benchmark rates for weighted-average calculation.

(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the year ended December 31, 2020, we recorded $43.1 million of interest expense related to our securitized debt obligations.
Refer to Notes 6 and 16 to our consolidated financial statements for additional details of our securitized debt obligations.

Non-Consolidated
Securitized Debt Obligation
In the third quarter of 2018, we contributed a senior loan to the 2018 Single Asset Securitization, and invested in the related subordinate position. We do not consolidate the 2018 Single Asset Securitization on our balance sheet. The non-consolidated
securitized debt obligation provides structural leverage for our net investment which is reflected as a held-to-maturity
debt security and is included in other assets on our consolidated balance sheets. The following table details our non-consolidated
securitized debt obligations ($ in thousands):

	December 31, 2020
Non-Consolidated Securitized Debt Obligation	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	1	$735,542	n/a	L+3.10%	June 2025
Financing provided	1	$656,342	n/a	L+2.27%	June 2035

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts.
(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of non-consolidated
securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	December 31, 2020	December 31, 2019
Asset-specific debt agreements	$399,699	$330,879
Non-consolidated senior interests (1)	801,796	688,521

Total asset-specific financings	$1,201,495	$1,019,400

(1)
These
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Asset-Specific Debt Agreements
The following table details our asset-specific debt agreements ($ in thousands):

	December 31, 2020
Asset-Specific Debt Agreements	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$512,794	$499,085	L+4.65%	n/a	Oct. 2023
Financing provided	4	$399,699	$391,269	L+3.48%	$33,244	Oct. 2023

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
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated
senior interests ($ in thousands):

	December 31, 2020
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee	Wtd. Avg. Term
Total loan	5	$1,002,818	n/a	5.72%	n/a	Jun. 2024
Senior participation	5	801,796	n/a	4.40%	n/a	Jun. 2024

(1)
Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in
yield/cost includes the amortization of deferred fees / financing costs.

Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	December 31, 2020	December 31, 2019
Secured term loans	$1,062,766	$746,878
Convertible notes	622,500	622,500

Total corporate financing	$1,685,266	$1,369,378

Secured Term Loans
As of December 31, 2020, the following senior secured term loan facilities, or Secured Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$739,391	L+2.25%	L+2.52%	April 23, 2026
2020 Term Loan	323,375	L+4.75%	L+5.60%	April 23, 2026

(1)	The 2020 Term Loan borrowing is subject to a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Secured Term Loans.

Convertible Notes
As of December 31, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2020, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of December 31, 2020, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our investment portfolio’s net exposure to interest rates by currency as of December 31, 2020 ($/€/£/A$/C$ in thousands):

	USD	EUR	GBP	AUD		CAD
Floating rate loans (1)(2)(3)	$12,516,341	€2,799,894	£1,155,034	A$	337,650	C$	58,088
Floating rate debt (1)(4)	(9,160,051)	(2,044,904)	(822,401)		(244,891)		(79,862)

Net floating rate exposure (5)	$3,356,290	€754,990	£332,633	A$	92,759	C$	(21,774)

(1)
Our floating rate investments and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.

(2)
Includes investment exposure to the 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

(3)
Euro balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £146.2 million as of December 31, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

(4)	Includes borrowings under secured debt agreements, securitizations, asset-specific financings, and secured term loans.
(5)	In addition, we have two interest rate caps of C$38.3 million ($30.1 million as of December 31, 2020) to limit our exposure to increases in interest rates.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2020, 2019, and 2018 ($ in thousands, except per share data):

	Year Ended December 31,		2020 vs 2019	Year Ended December 31,		2019 vs 2018
	2020	2019		$2019	2018	$
Income from loans and other investments
Interest and related income	$779,648	$882,679	$(103,031)	$882,679	$756,109	$126,570
Less: Interest and related expenses	347,471	458,503	(111,032)	458,503	359,625	98,878

Income from loans and other investments, net	432,177	424,176	8,001	424,176	396,484	27,692
Other expenses
Management and incentive fees	77,916	78,435	(519)	78,435	74,834	3,601
General and administrative expenses	45,871	38,854	7,017	38,854	35,529	3,325

Total other expenses	123,787	117,289	6,498	117,289	110,363	6,926
Increase in current expected credit loss reserve	(167,653)	—	(167,653)	—	—	—

Income before income taxes	140,737	306,887	(166,150)	306,887	286,121	20,766
Income tax provision (benefit)	323	(506)	829	(506)	308	(814)

Net income	140,414	307,393	(166,979)	307,393	285,813	21,580

Net income attributable to non-controlling interests	(2,744)	(1,826)	(918)	(1,826)	(735)	(1,091)

Net income attributable to Blackstone Mortgage Trust, Inc.	$137,670	$305,567	$(167,897)	$305,567	$285,078	$20,489

Net income per share – basic and diluted	$0.97	$2.35	$(1.38)	$2.35	$2.50	$(0.15)
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.48	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $8.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to (i) $13.7 billion of our loans earning interest based on floors that were above the applicable floating rate index, as of December 31, 2020, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $1.7 billion during the year ended December 31, 2020, as compared to the corresponding period in 2019. This was offset by (i) a decrease in weighted-average LIBOR and other floating rate indices in 2020, (ii) an increase in the weighted-average principal balance of our outstanding financing arrangements by $1.6 billion during year ended December 31, 2020, as compared to the corresponding period in 2019, (iii) a decrease in non-recurring
prepayment fee income, and (iv) a decline in interest income related to two loans that are accounted for under the cost-recovery method effective June 30, 2020.
Income from loans and other investments, net increased $27.7 million during the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily due to (i) an increase in the weighted-average principal balance of our loan portfolio by $3.0 billion during the year ended December 31, 2019, compared to the year ended December 31, 2018 and (ii) an increase in the weighted-average LIBOR and other floating rate indices in 2019, compared to 2018. This was offset by (i) the increase in the weighted-average principal balance of our outstanding financing arrangements by $2.6 billion during the year ended December 31, 2019, compared to the year ended December 31, 2018, and (ii) a decrease in non-recurring
prepayment fee income.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $6.5 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 due to (i) an increase of $5.1 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2019 and 2020, (ii) $3.9 million of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $3.1 million of other general operating expenses. This was offset by a decrease of $5.7 million of incentive fees payable to our Manager.
Other expenses increased by $6.9 million during the year ended December 31, 2019 compared to the year ended December 31, 2018 due to (i) an increase of $8.3 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2018 and 2019, (ii) $2.5 million of additional non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, and (iii) an increase of $823,000 of other general operating expenses. This was offset by a decrease of $4.7 million of incentive fees payable to our Manager.
Changes in current expected credit loss reserve
We adopted ASU
2016-13,
which implemented the CECL accounting model, on January 1, 2020. During year ended December 31, 2020, we recorded a $167.7 million increase in the CECL reserve. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to
non-controlling
interests
During the years ended December 31, 2020, 2019, and 2018, we recorded $2.7 million, $1.8 million, and $735,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the year ended December 31, 2020, we declared aggregate dividends of $2.48 per share, or $356.2 million. During 2019, we declared aggregate dividends of $2.48 per share, or $328.1 million. During 2018, we declared aggregate dividends of $2.48 per share, or $286.9 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2020 and 2019 ($ in thousands, except per share data):

	Three Months Ended December 31,		2020 vs 2019
	2020	2019	$
Income from loans and other investments
Interest and related income	$188,851	$220,678	$(31,827)
Less: Interest and related expenses	79,401	110,967	(31,566)

Income from loans and other investments, net	109,450	109,711	(261)
Other expenses
Management and incentive fees	19,158	20,159	(1,001)
General and administrative expenses	11,551	9,904	1,647

Total other expenses	30,709	30,063	646
Decrease in current expected credit loss reserve	5,813	—	5,813

Income before income taxes	84,554	79,648	4,906
Income tax provision	131	67	64

Net income	84,423	79,581	4,842

Net income attributable to non-controlling interests	(807)	(650)	(157)

Net income attributable to Blackstone Mortgage Trust, Inc.	$83,616	$78,931	$4,685

Net income per share – basic and diluted	$0.57	$0.59	$(0.02)
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $261,000 during the three months ended December 31, 2020 compared to the three months ended December 31, 2019. The decrease was primarily due to (i) a decrease in weighted-average LIBOR and other floating rate indices in 2020, (ii) an increase in the weighted-average principal balance of our outstanding financing arrangements by $631.2 million during the three months ended December 31, 2020, as compared to the corresponding period in 2019, (iii) a decrease in non-recurring
prepayment fee income, and (iv) a decline in interest income related to two loans that are accounted for under the cost-recovery method effective June 30, 2020. This was offset by (i) $13.7 billion of our loans earning interest based on floors that were above the applicable floating rate index, as of December 31, 2020, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $811.1 million during the three months ended December 31, 2020, as compared to the corresponding period in 2019.
Other expenses
Other expenses are composed of management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $646,000 during the three months ended December 31, 2020 compared to the corresponding period in 2019 due to (i) a $1.2 million increase in non-cash
restricted stock amortization related to shares awarded under our long-term incentive plans, (ii) an increase of $1.1 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2020, and (iii) an increase of $473,000 of general operating expenses. This was offset by a decrease of $2.1 million of incentive fees payable to our Manager.
Changes in current expected credit loss reserve
We adopted ASU
2016-13,
which implemented the CECL accounting model, on January 1, 2020. Our CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. During the three months ended December 31, 2020, we recorded a $5.8 million decrease in the CECL reserve as a result of changes in our underlying assumptions with respect to portfolio tenor and application of historical loss data to our portfolio. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to
non-controlling
interests
During the three months ended December 31, 2020 and 2019, we recorded $807,000 and $650,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended December 31, 2020, we declared aggregate dividends of $0.62 per share, or $91.0 million. During the three months ended December 31, 2019, we declared aggregate dividends of $0.62 per share, or $83.7 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, borrowings under secured term loans, and the issuance and sale of convertible notes. As of December 31, 2020, our balance sheet included $1.7 billion of corporate debt and $12.7 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our asset-specific financing is generally term-matched or matures in 2022 or later. Our $12.7 billion of asset-level financing includes $7.9 billion of secured debt agreements, $3.6 billion of securitizations, which are inherently non-recourse,
non-mark
to market, and term matched to the financed assets, and $1.2 billion of asset-specific financings.
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis.
During the three months ended June 30, 2020, we entered into agreements with our seven largest secured credit facility lenders, representing an aggregate $7.9 billion of our secured credit facilities as of June 30, 2020, to temporarily suspend credit mark provisions and pre-approve
certain loan modifications to certain of their portfolio assets, primarily in exchange for cash repayments and pledging additional loan collateral. During the three months ended December 31, 2020, we extended the credit facility modification agreements with the seven lenders without any further deleveraging or increased cost.
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
See Notes 5, 6, 7, 8, and 9 to our consolidated financial statements for additional details regarding our secured debt agreements, securitized debt obligations, asset-specific debt agreements, Secured Term Loans, and Convertible Notes, respectively.

Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	December 31, 2020	December 31, 2019
Debt-to-equity ratio (1)	2.5x	3.0x
Total leverage ratio (2)	3.6x	3.7x

(1)	Represents (i) total outstanding secured debt agreements, asset-specific debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)
Represents (i) total outstanding secured debt agreements, securitizations, asset-specific financings, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.

Sources of Liquidity
Our current sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$289,970	$150,090
Available borrowings under secured debt agreements	829,165	598,840
Loan principal payments held by servicer, net (1)	19,460	1,965

	$1,138,595	$750,895

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

Typically, loan repayments are our largest source of incremental liquidity. For the year ended December 31, 2020, loan repayments generated $451.1 million of liquidity, net of any related financings. Similarly, during the year ended December 31, 2019, loan repayments and sales generated $998.2 million of liquidity. Loan repayments have slowed as a result of the
COVID-19
pandemic, however, as of December 31, 2020, our portfolio does include $3.0 billion of loans with a final maturity date earlier than December 31, 2022.
During the year ended December 31, 2020, we generated cash flow from operating activities of $336.6 million. Additionally, during the year ended December 31, 2020, we received $315.4 million of net proceeds from borrowings under a secured term loan and $278.3 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2020 FL3 and 2020 FL2 CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,991,974 shares of class A common stock were available for issuance as of December 31, 2020, and our at-the-market
stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of December 31, 2020. Refer to Note 11 to our consolidated financial statements for additional details.

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $7.9 billion of outstanding borrowings under secured debt agreements, our asset-specific debt agreements, our Secured Term Loans, and our Convertible Notes.
In addition, we had aggregate unfunded loan commitments of $3.2 billion as of December 31, 2020. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 72.8% for such financed loans, resulting in identified financing for $2.2 billion of our aggregate unfunded loan commitments as of December 31, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.7 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the
COVID-19
pandemic, the progress of capital expenditures, construction, and leasing has been slower than otherwise expected, and the pace of funding relating to these capital needs has been commensurately slower and may continue to be slower.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2020 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments (1)	$3,160,084	$53,324	$726,146	$2,357,863	$22,751
Principal repayments under secured debt agreements (2)	7,896,863	262,895	3,230,648	4,193,543	209,777
Principal repayments under asset-specific debt agreements (2)	399,699	—	311,068	88,631	—
Principal repayments of secured term loans (3)	1,062,766	10,738	21,475	21,475	1,009,078
Principal repayments of convertible notes (4)	622,500	—	622,500	—	—
Interest payments (2)(5)	705,445	234,578	317,330	141,305	12,232

Total (6)	$13,847,357	$561,535	$5,229,167	$6,802,817	$1,253,838

(1)
The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date, however, we may be obligated to fund these commitments earlier than such date.

(2)
The allocation of repayments under our secured debt agreements and asset-specific debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

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

(5)
Represents interest payments on our secured debt agreements, convertible notes, and Secured Term Loans. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2020 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(6)
Total does not include $2.9 billion of consolidated securitized debt obligations, $656.3 million of non-consolidated
securitized debt obligations, and $801.8 million of
non-consolidated
senior interests, as the satisfaction of these liabilities will not require cash outlays from us.

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
As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Distributable Earnings as described above.
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2020	2019	2018
Cash flows provided by operating activities	$336,607	$304,037	$290,002
Cash flows used in investing activities	(88,251)	(1,871,148)	(4,251,659)
Cash flows (used in) provided by financing activities	(110,769)	1,612,552	3,957,708

Net increase (decrease) in cash and cash equivalents	$137,587	$45,441	$(3,949)

We experienced a net increase in cash and cash equivalents of $137.6 million for the year ended December 31, 2020, compared to a net increase of $45.4 million for the year ended December 31, 2019. During 2020, we received (i) $2.1 billion of proceeds from the issuance of collateralized loan obligations, (ii) $1.9 billion from loan principal collections and sales proceeds, (iii) $315.4 million of net proceeds from secured term loan borrowings, and (iv) $278.3 million in net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to (i) repay a net $2.1 billion under our secured debt agreements and (ii) fund $1.9 billion of new loans.
We experienced a net increase in cash and cash equivalents of $45.4 million for the year ended December 31, 2019, compared to a net decrease of $3.9 million for the year ended December 31, 2018. During 2019, we received (i) $4.9 billion from loan principal collections and sales proceeds, (ii) $795.2 million of net borrowings under our secured debt agreements, (iii) $748.4 million of net proceeds from secured term loan borrowings, and (iv) $372.3 million of net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to fund $6.9 billion of new loans during the year ended December 31, 2019.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 8, and 11 to our consolidated financial statements for additional discussion of our secured debt agreements, secured term loans, and equity.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2020 and 2019, we were in compliance with all REIT requirements.
Refer to Note 13 to our consolidated financial statements for additional discussion of our income taxes.
Off-Balance
Sheet Arrangements
We have no
off-balance
sheet arrangements.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2020, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:
Current Expected Credit Losses
The CECL reserve required under Accounting Standard Update, or ASU,
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2020. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

•
Impaired Loans
:
impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability
may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.

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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2020.
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
basis, as of December 31, 2020 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,317.8	$1,317.8	$1,309.4	L + 2.50%	L + 2.84%	12/23/2024	Dublin-IE	Office	$479 / sqft	74%	3
2	Senior loan	3/22/2018	993.3	993.3	990.7	L + 3.15%	L + 3.37%	3/15/2023	Diversified-Spain	Mixed-Use	n/a	71%	4
3	Senior loan	11/25/2019	724.2	653.3	653.9	L + 2.30%	L + 2.79%	12/9/2024	New York	Office	$936 / sqft	65%	3
4	Senior loan	5/11/2017	646.8	619.2	618.8	L + 3.40%	L + 3.57%	6/10/2023	Washington DC	Office	$304 / sqft	62%	3
5	Senior loan	8/22/2018	362.5	359.9	359.1	L + 3.15%	L + 3.49%	8/9/2023	Maui	Hospitality	$467,454 / key	61%	4
6	Senior loan	10/23/2018	352.4	347.8	347.7	L + 3.40%	L + 3.67%	1/23/2022	New York	Mixed-Use	$589 / sqft	65%	3
7	Senior loan	4/11/2018	355.0	344.5	344.2	L + 2.85%	L + 3.10%	5/1/2023	New York	Office	$437 / sqft	71%	2
8	Senior loan (4)	8/6/2015	332.5	332.5	60.6	5.75%	5.81%	10/29/2022	Diversified-EUR	Other	n/a	71%	3
9	Senior loan	1/11/2019	328.2	328.2	325.1	L + 4.35%	L + 4.70%	1/11/2026	Diversified-UK	Other	$324 / sqft	74%	4
10	Senior loan (4)	8/7/2019	745.8	305.7	59.3	L + 3.12%	L + 3.56%	9/9/2025	Los Angeles	Office	$207 / sqft	59%	3
11	Senior loan	11/30/2018	286.3	286.3	284.8	n/m (7)	n/m (7)	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
12	Senior loan	2/27/2020	300.0	281.7	279.6	L + 2.70%	L + 3.03%	3/9/2025	New York	Mixed-Use	$884 / sqft	59%	3
13	Senior loan	7/31/2018	279.5	278.0	277.3	L + 3.10%	L + 3.52%	8/9/2022	San Francisco	Office	$701 / sqft	50%	2
14	Senior loan	9/30/2019	305.5	267.3	267.6	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$232 / sqft	58%	2
15	Senior loan	12/11/2018	310.0	259.0	257.8	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$218 / sqft	78%	3
16	Senior loan	9/23/2019	305.4	258.8	256.5	L + 3.00%	L + 3.22%	11/15/2024	Diversified-Spain	Hospitality	$138,195 / key	62%	4
17	Senior loan	10/23/2018	290.4	250.1	249.0	L + 2.80%	L + 3.04%	11/9/2024	Atlanta	Office	$233 / sqft	64%	2
18	Senior loan	11/30/2018	263.9	248.9	247.6	L + 2.80%	L + 3.34%	12/9/2024	San Francisco	Hospitality	$365,544 / key	73%	4
19	Senior loan	5/9/2018	242.9	232.9	233.1	L + 2.60%	L + 3.13%	5/9/2023	New York	Industrial	$66 / sqft	70%	1
20	Senior loan	7/20/2017	249.4	222.0	221.6	L + 4.80%	L + 5.05%	8/9/2022	San Francisco	Office	$369 / sqft	58%	2
21	Senior loan	6/23/2015	208.9	208.9	208.7	L + 3.65%	L + 3.91%	5/8/2022	Washington DC	Office	$234 / sqft	72%	2
22	Senior loan	6/27/2019	234.2	207.9	206.6	L + 2.80%	L + 3.16%	8/15/2026	Berlin-DEU	Office	$446 / sqft	62%	3
23	Senior loan	12/12/2019	260.5	207.0	206.3	L + 2.40%	L + 2.69%	12/9/2024	New York	Office	$98 / sqft	42%	1
24	Senior loan	11/5/2019	225.8	205.5	204.0	L + 3.85%	L + 4.45%	2/21/2025	Diversified-IT	Office	$406 / sqft	66%	3
25	Senior loan	9/25/2019	201.2	201.2	200.3	L + 4.35%	L + 4.93%	9/26/2023	London-UK	Office	$917 / sqft	72%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
26	Senior loan	11/23/2018	203.3	199.9	198.4	L + 2.62%	L + 2.87%	2/15/2024	Diversified-UK	Office	$1,212 / sqft	50%	3
27	Senior loan	8/31/2017	203.0	199.0	198.5	L + 2.50%	L + 2.85%	9/9/2023	Orange County	Office	$232 / sqft	64%	3
28	Senior loan	9/14/2018	193.6	193.6	193.2	L + 3.50%	L + 3.85%	9/14/2023	Canberra-AU	Mixed-Use	$503 / sqft	68%	3
29	Senior loan	12/22/2016	204.5	191.5	191.5	L + 2.90%	L + 2.98%	12/9/2022	New York	Office	$269 / sqft	64%	3
30	Senior loan	6/4/2018	187.8	187.8	187.5	L + 3.50%	L + 3.86%	6/9/2024	New York	Hospitality	$309,308 / key	52%	4
31	Senior loan	4/9/2018	1,486.5	185.0	173.3	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
32	Senior loan	4/3/2018	178.6	177.3	177.2	L + 2.75%	L + 3.06%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
33	Senior loan	9/26/2019	175.0	175.0	174.7	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
34	Senior loan (4)	11/22/2019	470.0	170.8	33.3	L + 3.70%	L + 4.14%	12/9/2025	Los Angeles	Office	$171 / sqft	69%	3
35	Senior loan	12/21/2017	197.5	167.4	167.4	L + 2.65%	L + 2.87%	1/9/2023	Atlanta	Office	$125 / sqft	51%	2
36	Senior loan	11/16/2018	211.9	166.2	165.1	L + 4.10%	L + 4.71%	12/9/2023	Fort Lauderdale	Mixed-Use	$467 / sqft	59%	3
37	Senior loan	12/6/2019	157.2	157.2	156.1	L + 2.80%	L + 3.51%	12/5/2024	London-UK	Office	$1,041 / sqft	75%	3
38	Senior loan	9/4/2018	172.7	156.9	156.4	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hospitality	$189,902 / key	70%	4
39	Senior loan	8/23/2017	165.0	155.0	154.7	L + 3.25%	L + 3.48%	10/9/2022	Los Angeles	Office	$315 / sqft	74%	2
40	Senior loan	12/20/2019	153.6	153.6	152.4	L + 3.10%	L + 3.32%	12/18/2026	London-UK	Office	$764 / sqft	75%	3
41	Senior loan	9/5/2019	198.4	147.8	146.3	L + 2.75%	L + 3.24%	9/9/2024	New York	Office	$922 / sqft	62%	3
42	Senior loan	4/25/2019	210.0	141.4	140.6	L + 3.50%	L + 3.76%	9/1/2025	Los Angeles	Office	$635 / sqft	73%	3
43	Senior loan	6/1/2018	138.1	136.6	136.0	L + 3.40%	L + 3.74%	5/28/2023	London-UK	Office	$927 / sqft	70%	1
44	Senior loan	5/11/2017	135.9	135.9	135.7	L + 3.40%	L + 3.64%	6/10/2023	Washington DC	Office	$312 / sqft	38%	2
45	Senior loan	1/17/2020	203.0	133.5	132.4	L + 2.75%	L + 3.07%	2/9/2025	New York	Mixed-Use	$110 / sqft	43%	3
46	Senior loan	11/14/2017	133.0	133.0	133.0	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hospitality	$532,000 / key	56%	3
47	Senior loan	6/28/2019	223.8	128.9	126.6	L + 3.70%	L + 4.96%	6/27/2024	London-UK	Office	$420 / sqft	71%	3
48	Senior loan	12/14/2018	135.6	127.5	127.4	L + 2.90%	L + 3.25%	1/9/2024	Diversified-US	Industrial	$51 / sqft	57%	3
49	Senior loan	4/30/2018	175.2	124.1	123.2	L + 3.25%	L + 3.51%	4/30/2023	London-UK	Office	$558 / sqft	60%	3
50	Senior loan	10/1/2019	354.1	124.0	120.5	L + 3.75%	L + 4.25%	10/9/2025	Atlanta	Mixed-Use	$365 / sqft	70%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
51	Senior loan	11/27/2019	146.3	123.8	122.8	L + 2.75%	L + 3.13%	12/9/2024	Minneapolis	Office	$124 / sqft	64%	3
52	Senior loan	6/28/2019	125.0	117.2	116.8	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
53	Senior loan	3/10/2020	140.0	116.4	116.3	L + 2.50%	L + 2.67%	1/9/2025	New York	Mixed-Use	$75 / sqft	53%	3
54	Senior loan	7/15/2019	144.6	114.2	113.4	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$207 / sqft	58%	3
55	Senior loan	10/17/2016	113.7	113.7	113.7	L + 3.95%	L + 3.96%	10/21/2021	Diversified-UK	Self-Storage	$156 / sqft	73%	3
56	Senior loan	11/30/2018	151.1	110.8	110.1	L + 2.55%	L + 2.81%	12/9/2024	Washington DC	Office	$316 / sqft	60%	3
57	Senior loan	12/21/2018	123.1	109.8	109.4	L + 2.60%	L + 3.00%	1/9/2024	Chicago	Office	$215 / key	72%	3
58	Senior loan	3/25/2020	130.2	106.3	105.3	L + 2.40%	L + 2.78%	3/31/2025	Diversified-NL	Multi	$129,761 / unit	65%	3
59	Senior loan (4)	9/22/2017	111.7	105.1	26.2	L + 5.25%	L + 5.48%	10/9/2022	San Francisco	Multi	$547,745 / unit	46%	3
60	Senior loan	10/16/2018	113.7	104.8	104.5	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hospitality	$228,299 / key	72%	4
61	Senior loan	3/13/2018	123.0	103.6	103.2	L + 3.00%	L + 3.27%	4/9/2025	Honolulu	Hospitality	$160,580 / key	50%	3
62	Senior loan	12/10/2018	121.4	98.2	97.2	L + 2.95%	L + 3.34%	12/3/2024	London-UK	Office	$469 / sqft	72%	3
63	Senior loan	4/12/2018	103.1	96.5	96.4	L + 2.75%	L + 3.06%	5/9/2023	San Francisco	Office	$252 / sqft	72%	3
64	Senior loan	3/28/2019	98.4	96.1	96.0	L + 3.25%	L + 3.40%	1/9/2024	New York	Hospitality	$248,380 / key	63%	4
65	Senior loan	12/23/2019	109.7	95.7	95.0	L + 2.70%	L + 3.03%	1/9/2025	Miami	Multi	$331,037 / unit	68%	3
66	Senior loan	8/18/2017	94.9	94.9	94.8	L + 4.10%	L + 4.41%	8/18/2022	Brussels-BE	Office	$147 / sqft	59%	1
67	Senior loan	5/16/2014	92.0	92.0	91.9	L + 3.85%	L + 4.04%	7/9/2022	Miami	Office	$198 / sqft	67%	3
68	Senior loan	3/31/2017	96.9	90.0	90.3	L + 4.30%	L + 4.69%	4/9/2022	New York	Office	$441 / sqft	64%	3
69	Senior loan (4)	3/23/2020	348.6	88.8	16.7	L + 3.75%	L + 4.41%	1/9/2025	Nashville	Mixed-Use	$298 / sqft	78%	3
70	Senior loan	2/18/2015	87.7	87.7	87.7	L + 3.75%	L + 4.88%	1/9/2021	Diversified-CA	Office	$181 / sqft	71%	3
71	Senior loan	11/22/2019	85.0	85.0	84.8	L + 2.99%	L + 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	3
72	Senior loan	2/20/2019	138.8	80.2	79.0	L + 3.25%	L + 3.89%	2/19/2024	London-UK	Office	$394 / sqft	61%	3
73	Senior loan	6/29/2016	83.4	80.0	79.8	L + 2.80%	L + 3.04%	7/9/2021	Miami	Office	$308 / sqft	64%	2
74	Senior loan	6/18/2019	75.0	75.0	74.6	L + 2.75%	L + 3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / key	74%	4
75	Senior loan	6/27/2019	84.0	74.2	73.9	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$254 / sqft	70%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
76	Senior loan	7/26/2018	84.1	73.3	73.3	L + 2.75%	L + 2.85%	1/29/2024	Columbus	Multi	$69,038 / unit	69%	3
77	Senior loan	4/5/2018	85.3	71.2	71.1	L + 3.10%	L + 3.51%	4/9/2023	Diversified-US	Industrial	$26 / sqft	54%	3
78	Senior loan	3/21/2018	74.3	69.4	69.2	L + 3.10%	L + 3.33%	3/21/2024	Jacksonville	Office	$91 / sqft	72%	2
79	Senior loan	1/30/2020	104.4	66.7	66.0	L + 2.85%	L + 3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / key	63%	4
80	Senior loan	10/5/2018	66.2	66.2	66.0	L + 5.50%	L + 5.65%	10/5/2021	Sydney-AU	Office	$703 / sqft	78%	3
81	Senior loan	8/22/2019	74.3	65.0	64.6	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
82	Senior loan	6/29/2017	63.4	63.4	63.3	L + 3.40%	L + 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
83	Senior loan	10/31/2018	63.3	59.2	59.2	L + 5.00%	L + 5.00%	11/9/2023	New York	Multi	$307,319 / unit	61%	2
84	Senior loan	6/26/2019	72.8	57.1	56.6	L + 3.35%	L + 3.66%	6/20/2024	London-UK	Office	$645 / sqft	61%	3
85	Senior loan	10/6/2017	55.9	55.8	55.8	L + 2.95%	L + 3.15%	10/9/2022	Nashville	Multi	$99,598 / unit	74%	2
86	Senior loan	12/10/2020	61.2	54.3	53.8	L + 3.25%	L + 3.54%	1/9/2026	Fort Lauderdale	Office	$187 / sqft	68%	3
87	Senior loan	8/16/2019	54.3	54.3	54.2	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	3
88	Senior loan	8/14/2019	70.3	53.8	53.4	L + 2.45%	L + 2.87%	9/9/2024	Los Angeles	Office	$617 / sqft	57%	3
89	Senior loan	11/23/2016	53.6	53.6	53.5	L + 3.50%	L + 4.07%	12/9/2022	New York	Multi	$223,254 / unit	65%	4
90	Senior loan	3/11/2014	52.4	52.4	52.4	n/m (7)	n/m (7)	7/9/2021	New York	Multi	$588,633 / unit	65%	5
91	Senior loan	11/30/2016	60.5	52.0	51.9	L + 3.10%	L + 3.22%	12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
92	Senior loan	6/12/2019	55.0	48.3	48.3	L + 3.25%	L + 3.37%	7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3
93	Senior loan	8/29/2017	51.2	47.5	47.5	L + 3.35%	L + 3.35%	10/9/2022	Southern California	Industrial	$96 / sqft	65%	3
94	Senior loan	2/20/2019	52.7	44.1	43.8	L + 3.50%	L + 3.92%	3/9/2024	Calgary-CAN	Office	$121 / sqft	52%	3
95	Senior loan	11/3/2017	45.0	44.0	43.9	L + 3.00%	L + 3.26%	11/1/2022	Los Angeles	Office	$205 / sqft	50%	1
96	Senior loan	2/21/2020	43.8	43.8	43.6	L + 2.95%	L + 3.27%	3/1/2025	Atlanta	Multi	$137,304 / unit	68%	3
97	Senior loan	6/26/2015	41.0	41.0	41.0	L + 3.75%	L + 4.36%	1/9/2021	San Diego	Office	$187 / sqft	73%	3
98	Senior loan	12/27/2016	36.0	36.0	36.0	L + 3.10%	L + 3.45%	7/9/2023	New York	Multi	$617,619 / unit	64%	3
99	Senior loan	12/13/2019	39.1	35.9	35.3	L + 3.55%	L + 4.49%	6/12/2024	Diversified-FR	Industrial	$25 / sqft	55%	3
100	Senior loan	11/19/2020	34.7	34.7	34.3	L + 3.50%	L + 3.85%	12/9/2025	Scottsdale	Multi	$203,880 / unit	59%	3
continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)		All-in Yield (5)		Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
101	Senior loan	10/31/2018	35.7	34.3	34.4	L + 5.00%		L + 4.97%		11/9/2023	New York	Condo	$444,934 / unit	64%	3
102	Senior loan	10/31/2019	33.9	33.2	33.2	L + 3.25%		L + 3.34%		11/1/2024	Raleigh	Multi	$163,786 / unit	52%	3
103	Senior loan	10/31/2019	31.5	31.5	31.4	L + 3.25%		L + 3.33%		11/1/2024	Atlanta	Multi	$165,711 / unit	60%	3
104	Senior loan	10/31/2019	30.2	30.0	30.0	L + 3.25%		L + 3.33%		11/1/2024	Austin	Multi	$158,929 / unit	52%	3
105	Senior loan	11/19/2020	37.8	28.2	27.9	L + 3.50%		L + 3.90%		12/9/2025	Chicago	Multi	$161,351 / unit	53%	3
106	Senior loan	11/19/2020	28.2	28.0	27.7	L + 3.50%		L + 3.85%		12/9/2025	Charlotte	Multi	$177,171 / unit	61%	3
107	Senior loan	11/19/2020	33.7	27.7	27.3	L + 3.50%		L + 3.88%		12/9/2025	Virginia Beach	Multi	$160,839 / unit	61%	3
108	Senior loan	10/31/2019	27.2	27.2	27.2	L + 3.25%		L + 3.32%		11/1/2024	Austin	Multi	$135,323 / unit	53%	3
109	Senior loan	6/26/2019	25.5	25.5	25.5	L + 3.25%		L + 3.25%		2/1/2021	Lake Charles	Multi	$95,149 / unit	73%	1
110	Senior loan	3/24/2020	22.0	22.0	22.0	L + 3.25%		L + 3.26%		10/1/2021	San Jose	Multi	$400,000 / unit	58%	3
111	Senior loan	3/8/2017	21.3	21.3	21.3	4.79	% (8)	5.12	% (8)	12/23/2021	Montreal-CAN	Office	$58 / sqft	45%	2
112	Senior loan	12/23/2019	26.2	21.1	21.0	L + 2.85%		L + 3.21%		1/9/2025	Miami	Office	$355 / sqft	68%	3
113	Senior loan	6/15/2018	22.0	20.4	20.6	L + 3.60%		L + 3.67%		7/1/2022	Phoenix	Multi	$71,430 / unit	78%	1
114	Senior loan	12/15/2017	20.1	20.1	20.0	L + 5.00%		L + 5.24%		12/9/2021	Diversified-US	Hospitality	$303,882 / key	50%	3
115	Senior loan	4/26/2019	20.0	20.0	20.0	L + 2.93%		L + 3.38%		5/1/2024	Nashville	Multi	$198,020 / unit	73%	3
116	Senior loan	3/30/2016	16.9	16.9	17.0	5.15%		5.25%		9/3/2021	Diversified-CAN	Self-Storage	$3,682 / unit	56%	1
117	Senior loan	4/30/2019	15.5	14.8	14.7	L + 3.00%		L + 3.32%		5/1/2024	Houston	Multi	$47,837 / unit	78%	3
118	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%		L + 3.41%		7/1/2022	Portland	Multi	$130,180 / unit	66%	2
119	Senior loan	2/28/2019	15.3	14.3	14.3	L + 3.00%		L + 3.29%		3/1/2024	San Antonio	Multi	$62,223 / unit	75%	3
120	Senior loan	5/22/2014	14.0	14.0	14.0	L + 2.90%		L + 3.15%		6/15/2021	Orange County	Office	$25 / sqft	74%	2
	CECL reserve				(173.5)

	Loans receivable, net		$21,417.6	$17,454.6	$16,399.2	L + 3.24%		L + 3.58%		3.1 yrs				65%	3.0

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2020, five loans in our portfolio have been financed with an aggregate $801.8 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $79.2 million subordinate position in the $735.5 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of December 31, 2020, 98% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $14.2 billion of such loans earned interest based on floors that are above the applicable index. The other 2% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2020, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

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
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2020, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2020, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, the Canadian Dollar Offered Rate and the Australian Bank Bill Swap Reference Rate, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On November 30, 2020, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years. Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form
10-K.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following December 31, 2020, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)(3)		Interest Rate Sensitivity as of December 31, 2020
			Increase in Rates		Decrease in Rates (4)
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$12,516,341	Income	$7,871	$16,569	$(4,272)	$(4,272)
	(9,087,879)	Expense	(15,261)	(30,869)	8,783	8,783

	$3,428,462	Net interest	$(7,390)	$(14,300)	$4,511	$4,511

EUR (5)	$3,420,351	Income	$—	$—	$—	$—
	(2,498,055)	Expense	—	—	—	—

	$922,296	Net interest	$—	$—	$—	$—

GBP	$1,578,932	Income	$1,439	$3,333	$(142)	$(142)
	(1,124,222)	Expense	(2,248)	(4,497)	229	229

	$454,710	Net interest	$(809)	$(1,164)	$87	$87

AUD	$259,788	Income	$—	$—	$—	$—
	(188,420)	Expense	(377)	(754)	90	90

	$71,368	Net interest	$(377)	$(754)	$90	$90

CAD	$45,649	Income	$3	$6	$(3)	$(6)
	(62,760)	Expense	(126)	(251)	126	231

	$(17,111)	Net interest	$(123)	$(245)	$123	$225

		Total net interest	$(8,699)	$(16,463)	$4,811	$4,913

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. In addition, $14.2 billion of our loans earned interest based on floors that are above the applicable index as of December 31, 2020. Refer to Note 12 to our consolidated financial statements for additional details of our incentive fee calculation.

(2)
Includes investment exposure to the 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

(3)	Includes amounts outstanding under secured debt agreements, securitizations, asset-specific financings, and secured term loans.
(4)	Decrease in rates assumes the applicable benchmark rate for each currency does not decrease below 0%.
(5)
Assets balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £146.2 million as of December 31, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

Investment Portfolio Value
As of December 31, 2020, 2% of our investments by total investment exposure earned a fixed rate of interest and as such, the values of such investments are sensitive to changes in interest rates. We generally hold all of our investments to maturity and so do not expect to realize gains or losses on our fixed rate investment portfolio as a result of movements in market interest rates.

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
The
COVID-19
pandemic has significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. These negative conditions have persisted, and in the future may continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. Some of our borrowers have indicated that due to the impact of the
COVID-19
pandemic, they will be unable to timely execute their business plans, have had to temporarily close their businesses, or have experienced other negative business consequences and have requested temporary interest deferral or forbearance, or other modifications of their loans. During the three months ended December 31, 2020, we closed 18 loan modifications, representing an aggregate principal balance of $2.5 billion, as of December 31, 2020.
During the year ended December 31, 2020, we closed 49 loan modifications, representing an aggregate principal balance of $6.5 billion, as of December 31, 2020. The loan modifications primarily included term extensions, interest rate changes, repurposing of reserves, and performance test or covenant waivers, many of which were coupled with additional equity commitments from sponsors, with virtually no interest deferrals.
We are generally encouraged by our borrowers’ initial response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.0% as of December 31, 2020, reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
Our Manager’s portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone’s real estate platform. Blackstone Real Estate is one of the largest owners and operators of real estate in the world, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly manage our asset portfolio and work with our borrowers throughout periods of economic stress and uncertainty.

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
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis. During the three months ended June 30, 2020, we entered into agreements with our seven largest secured credit facility lenders, representing an aggregate $7.9 billion of our secured credit facilities as of June 30, 2020, to temporarily suspend credit mark provisions and pre-approve
certain loan modifications to certain of their portfolio assets, primarily in exchange for cash repayments and pledging additional loan collateral. During the three months ended December 31, 2020, we extended the credit facility modification agreements with the seven lenders without any further deleveraging or increased cost.
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
The following tables outline our assets and liabilities that are denominated in a foreign currency (€/£/C$/A$ in thousands):

	December 31, 2020
Foreign currency assets (1)(2)	€2,817,831	£1,400,798	C$	107,888	A$	343,141
Foreign currency liabilities (1)	(2,044,299)	(1,023,437)		(79,944)		(245,522)
Foreign currency contracts – notional	(763,132)	(372,487)		(26,200)		(92,800)

Net exposure to exchange rate fluctuations	€10,400	£4,874	C$	1,744	A$	4,819

(1)	Balances include non-consolidated senior interests of £198.8 million.
(2)
Euro balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £146.2 million as of December 31, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

	December 31, 2019
Foreign currency assets (1)	€2,736,673	£1,639,881	C$	105,273	A$	518,315
Foreign currency liabilities (1)	(2,122,767)	(1,017,239)		(77,550)		(379,968)
Foreign currency contracts – notional	(525,600)	(527,100)		(23,200)		(135,600)

Net exposure to exchange rate fluctuations	€88,306	£95,542	C$	4,523	A$	2,747

(1)	Balances include non-consolidated senior interests of £302.0 million.
Substantially all of our net asset exposure to the Euro, the British Pound Sterling, the Australian Dollar, and the Canadian Dollar has been hedged with foreign currency forward contracts as of December 31, 2020.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2
to
F-49.
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

Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a–15(f) of the Exchange Act) that occurred during the our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2020, based on the framework established in
Internal Control—Integrated Framework
issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2020, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form
10-K
and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2020, which is included herein.

ITEM 9B.	OTHER INFORMATION
None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2020, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	306,691	(2)	$—	2,263,098
Equity compensation plans not approved by security holders (3)	—		—	—

Total	306,691		$—	2,263,098

(1)
The number of securities remaining for future issuances consists of an aggregate 2,263,098 shares issuable under our 2018 stock incentive plan and our 2018 manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.

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
The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2021 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Description

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

3.1.h
Articles of Amendment dated June 8, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2020 and incorporated herein by reference)

3.2
Fifth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

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

4.6		Form of 4.75% Convertible Senior Notes due 2023 (included as Exhibit A in Exhibit 4.5)

Exhibit No.		Exhibit Description

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

Exhibit No.		Exhibit Description

10.15	+
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

10.19	+
Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.20	+
Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 21, 2018 and incorporated herein by reference)

10.21	+
Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

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

Exhibit No.	Exhibit Description

10.29
Amendment No. 4 to Master Repurchase Agreement, dated as of March 25, 2016, by and between Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.30
Amendment No. 5 to Master Repurchase Agreement, dated as of December 21, 2017, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.31
Amendment No. 6 to Master Repurchase Agreement, dated as of March 30, 2018, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.32
Amendment No. 7 to Master Repurchase Agreement, dated as of December 19, 2019, among Parlex 1 Finance, LLC and Bank of America, N.A. (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.33
Amendment No. 8 to Master Repurchase Agreement, dated as of February 19, 2020, among Parlex 1 Finance, LLC and Bank of America, N. A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.34
Guarantee Agreement, dated as of May 21, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.26 of the Registrant’s Registration Statement on Form S-11 (No. 333-187541) filed on May 22, 2013 and incorporated herein by reference)

10.35
Amendment No. 1 to Guarantee Agreement, dated as of September 23, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2013 and incorporated herein by reference)

10.36
Amendment No. 2 to Guarantee Agreement, dated as of February 21, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.37
Amendment No. 3 to Guarantee Agreement, dated as of November 25, 2019, made by Blackstone Mortgage Trust, Inc. in favor of Bank of America, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.38
Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.39
First Amendment, dated as of June 7, 2019, to Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

Exhibit No.	Exhibit Description

10.40
Second Amendment, dated as of July 16, 2019, to Fourth Amended and Restated Master Repurchase Agreement by and among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2019 and incorporated herein by reference)

10.41
Third Amendment, dated as of February 19, 2020, to Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, and Citibank, N.A. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.42
Fourth Amendment, dated as of September 30, 2020, to Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 29, 2020 and incorporated herein by reference)

10.43
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.44
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.45
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.46
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.47
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.48
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.49
Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.50
Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

Exhibit No.	Exhibit Description

10.51
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.52
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.53
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015 between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.54
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.55
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.56
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.57
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, by and between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.58
Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.59
Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.60
Amendment No. 10 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 13, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.61
Amendment No. 11 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 23, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

Exhibit No.	Exhibit Description

10.62
Amendment No. 12 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2020, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.63
Fourth Amended and Restated Master Repurchase and Securities Contract, dated as of June 30, 2016, by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC, Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.64
Amendment No. 1 to Fourth Amended and Restated Master Repurchase and Securities Contract and Fourth Amended and Restated Fee and Pricing Letter, dated as of May 8, 2017 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

10.65
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.66
Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.67
Master Repurchase Agreement, dated as of June 27, 2014, between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2014 and incorporated herein by reference)

10.68
Amendment No. 1 to Master Repurchase Agreement, dated as of February 24, 2015, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.69
Amendment No. 2 to Master Repurchase Agreement, dated as of April 22, 2016, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.70
Amendment No. 3 to Master Repurchase Agreement, dated as of April 21, 2017, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

10.71
Amendment No. 4 to Master Repurchase Agreement, dated as of September 23, 2019, by and between Parlex 7 Finco, LLC and Metropolitan Life Insurance Company (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2019 and incorporated herein by reference)

10.72
Guaranty, dated as of June 27, 2014, made by Blackstone Mortgage Trust, Inc., in favor of Metropolitan Life Insurance Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

Exhibit No.	Exhibit Description

10.73
Second Amended and Restated Master Repurchase Agreement, dated as of December 16, 2019, by and among Parlex 15 Finco, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.74
Member Guaranty made as of December 16, 2019 by Parlex 15 Holdco, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.75
Senior Facilities Agreement, dated March 2, 2018, between Project Quasar Pledgeco S.L.U., Bank of America Merrill Lynch International Limited, Deutsche Bank AG, London Branch, J.P. Morgan Securities PLC, Morgan Stanley Bank, N.A., Morgan Stanley Principal Funding, Inc., Parlex 15 Lux Eur Finco, S.À.R.L., The Royal Bank of Scotland PLC, SOF Investments S.À.R.L. and Situs Asset Management Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.76
Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC and Barclays Bank plc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.77
First Amendment, dated August 25, 2020, to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC and Barclays Bank plc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on October 29, 2020 and incorporated herein by reference)

10.78
Amended and Restated Guaranty, dated as of June 19, 2019 made by Blackstone Mortgage Trust, Inc. for the benefit of Barclays Bank plc (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.79
Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

10.80
Term Loan Credit Agreement, dated as of April 23, 2019, among Blackstone Mortgage Trust, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank Plc, Deutsche Bank Securities Inc. and Blackstone Advisory Partners LP, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.81
First Amendment to Term Loan Credit Agreement, dated as of November 19, 2019, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.82
Second Amendment to Term Loan Credit Agreement, dated as of May 20, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

Exhibit No.		Exhibit Description

10.83
Third Amendment to Term Loan Credit Agreement, dated as of June 11, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.84
Loan Guaranty, entered into as of April 23, 2019, by and among the subsidiary guarantors and other persons from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.85
Pledge and Security Agreement, entered into as of April 23, 2019, by and among Blackstone Mortgage Trust, Inc., the grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	++	XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	++	Inline XBRL Taxonomy Extension Schema Document

101.CAL	++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.
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

BLACKSTONE MORTGAGE TRUST, INC.

February 10, 2021	By:	/s/ Stephen D. Plavin
Date		Stephen D. Plavin Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 10, 2021 Date	/s/ Michael B. Nash Michael B. Nash Executive Chairman of the Board of Directors

February 10, 2021 Date	/s/ Stephen D. Plavin Stephen D. Plavin Chief Executive Officer and Director (Principal Executive Officer)

February 10, 2021 Date	/s/ Anthony F. Marone, Jr. Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 10, 2021 Date	/s/ Leonard W. Cotton Leonard W. Cotton, Director

February 10, 2021 Date	/s/ Thomas E. Dobrowksi Thomas E. Dobrowski, Director

February 10, 2021 Date	/s/ Martin L. Edelman Martin L. Edelman, Director

February 10, 2021 Date	/s/ Henry N. Nassau Henry N. Nassau, Director

February 10, 2021 Date	/s/ Jonathan L. Pollack Jonathan L. Pollack, Director

February 10, 2021 Date	/s/ Lynne B. Sagalyn Lynne B. Sagalyn, Director

Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in
Internal Control – Integrated Framework (2013)
 issued by COSO.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses in the year ended December 31, 2020 due to adoption of Accounting Standard Update, or ASU,
2016-13
“Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326).”
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Current Expected Credit Loss (“CECL”) Reserve – Adjustments to Reflect Management’s Estimation of Economic Conditions – Refer to Note 2 in the Financial Statements
Critical Audit Matter Description
The Company estimates its CECL reserve primarily using the Weighted Average Remaining Maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating CECL reserves. The Company utilizes its own historical loan loss data supplemented with the data obtained from an external service provider. The data obtained is subject to several screening and/or judgmental adjustments that are applied in order to better align this loan-level data to the attributes of the Company’s loan portfolio.
The Company’s CECL reserve determined under the WARM method is further adjusted to reflect management’s estimation of the current and future economic conditions that may impact the performance of the commercial real estate assets securing the Company’s loans. The items considered in management’s estimation include unemployment rates, interest rates and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for the Company’s loans during their anticipated term.
We identified the adjustments to the CECL reserve to reflect management’s estimation of the current and future economic conditions that may impact the performance of the commercial real estate assets securing the Company’s loans as a critical audit matter because of the subjectivity, complexity and estimation uncertainty in such adjustments made to account for the macroeconomic factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether the adjustments determined by management reasonably and appropriately quantify macroeconomic risks associated with the Company’s loan portfolio.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures to assess the adjustments applied by management to the CECL reserve to account for current and future economic conditions included, among others:

•
We tested the design and operating effectiveness of controls implemented by the Company in relation to the establishment of the CECL reserve. Specifically, in relation to the adjustments made to their CECL reserve to account for current and future economic conditions, we focused our procedures on internal controls related to evaluation of macroeconomic factors and other judgments involved in the determination of such adjustments.

•
We evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the adjustments, assessed macro-economic and industry trends, and performed benchmarking analysis against peers.

•	We tested the accuracy and completeness of quantitative data used by management to develop the adjustments to account for current and future economic conditions.
CECL Reserve – Estimation of Fair Value of Underlying Collateral of Impaired Loans – Refer to Note 2 and Note 3 in the Financial Statements
Critical Audit Matter Description
The Company assesses the CECL reserve for impaired loans on an individual basis by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgment, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company.
We identified the estimation of the fair value of the underlying collateral of impaired loans as a critical audit matter because of the complexity and judgement involved in the determination of the valuation methodology and assumptions, as well as subjectivity of the unobservable inputs utilized in the valuation. Auditing the fair value of the underlying collateral for impaired loans required a high degree of auditor judgment and increased effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of fair of the underlying collateral of impaired loans as part of estimation of the CECL reserve included, among others:

•
We tested the design and operating effectiveness of controls over the estimation of the fair value of the collateral underlying the impaired loans, including specifically management’s review of the valuation model and underlying assumptions utilized in estimating the fair value of the underlying collateral.

•	We tested management’s assumptions through independent analysis and comparison to external sources.

•
We utilized our internal fair value specialists to assist in the evaluation of management’s valuation methodologies and assumptions. With the assistance of our internal fair value specialists, we evaluated certain of these assumptions (e.g., guideline transactions, discount rates, capitalization rates). Our internal fair value specialist procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the assumptions used by management.

/s/ Deloitte & Touche LLP
New York, New York
February 10, 2021
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$289,970	$150,090
Loans receivable	16,572,715	16,164,801
Current expected credit loss reserve	(173,549)	—

Loans receivable, net	16,399,166	16,164,801
Other assets	269,819	236,980

Total Assets	$16,958,955	$16,551,871

Liabilities and Equity
Secured debt agreements, net	$7,880,536	$9,731,426
Securitized debt obligations, net	2,922,499	1,187,084
Asset-specific debt agreements, net	391,269	323,504
Secured term loans, net	1,041,704	736,142
Convertible notes, net	616,389	613,071
Other liabilities	202,327	175,963

Total Liabilities	13,054,724	12,767,190

Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized and 146,780,031 shares issued and outstanding as of December 31, 2020, and 200,000,000 shares authorized and 135,003,662 shares issued and outstanding as of December 31, 2019	1,468	1,350
Additional paid-in capital	4,702,713	4,370,014
Accumulated other comprehensive income (loss)	11,170	(16,233)
Accumulated deficit	(829,284)	(592,548)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,886,067	3,762,583
Non-controlling interests	18,164	22,098

Total Equity	3,904,231	3,784,681

Total Liabilities and Equity	$16,958,955	$16,551,871

Note: The consolidated balance sheets as of December 31, 2020 and December 31, 2019 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2020 and December 31, 2019, assets of the consolidated VIEs totaled $3.6 billion and $1.4 billion, respectively, and liabilities of the consolidated VIEs totaled $2.9 billion and $1.2 billion, respectively. Refer to Note 16 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

F-
6

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Income from loans and other investments
Interest and related income	$779,648	$882,679	$756,109
Less: Interest and related expenses	347,471	458,503	359,625

Income from loans and other investments, net	432,177	424,176	396,484
Other expenses
Management and incentive fees	77,916	78,435	74,834
General and administrative expenses	45,871	38,854	35,529

Total other expenses	123,787	117,289	110,363
Increase in current expected credit loss reserve	(167,653)	—	—

Income before income taxes	140,737	306,887	286,121
Income tax provision (benefit)	323	(506)	308

Net income	140,414	307,393	285,813

Net income attributable to non-controlling interests	(2,744)	(1,826)	(735)

Net income attributable to Blackstone Mortgage Trust, Inc.	$137,670	$305,567	$285,078

Net income per share of common stock basic and diluted	$0.97	$2.35	$2.50

Weighted-average shares of common stock outstanding, basic and diluted	141,795,977	130,085,398	113,857,238

See accompanying notes to consolidated financial statements.

F-
7

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$140,414	$307,393	$285,813
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	87,113	23,920	(44,317)
Realized and unrealized (loss) gain on derivative financial instruments	(59,710)	(5,931)	39,801

Other comprehensive income (loss)	27,403	17,989	(4,516)

Comprehensive income	167,817	325,382	281,297
Comprehensive income attributable to non-controlling interests	(2,744)	(1,826)	(735)

Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$165,073	$323,556	$280,562

See accompanying notes to consolidated financial statements.

F-
8

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2017	$1,079	$3,506,861	$(29,706)	$(567,168)	$2,911,066	$6,340	$2,917,406
Shares of class A common stock issued, net	155	476,275	—	—	476,430	—	476,430
Restricted class A common stock earned	—	27,644	—	—	27,644	—	27,644
Issuance of convertible notes	—	1,462	—	—	1,462	—	1,462
Conversion of convertible notes	—	(46,720)	—	—	(46,720)	—	(46,720)
Dividends reinvested	—	518	—	(465)	53	—	53
Deferred directors’ compensation	—	500	—	—	500	—	500
Other comprehensive loss	—	—	(4,516)	—	(4,516)	—	(4,516)
Net income	—	—	—	285,078	285,078	735	285,813
Dividends declared on common stock, $2.48 per share	—	—	—	(286,873)	(286,873)	—	(286,873)
Contributions from non-controlling interests	—	—	—	—	—	9,315	9,315
Distributions to non-controlling interests	—	—	—	—	—	(5,907)	(5,907)

Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607

Shares of class A common stock issued, net	116	372,232	—	—	372,348	—	372,348
Restricted class A common stock earned	—	30,146	—	—	30,146	—	30,146
Dividends reinvested	—	596	—	(554)	42	—	42
Deferred directors’ compensation	—	500	—	—	500	—	500
Other comprehensive income	—	—	17,989	—	17,989	—	17,989
Net income	—	—	—	305,567	305,567	1,826	307,393
Dividends declared on common stock, $2.48 per share	—	—	—	(328,133)	(328,133)	—	(328,133)
Contributions from non-controlling interests	—	—	—	—	—	51,418	51,418
Distributions to non-controlling interests	—	—	—	—	—	(41,629)	(41,629)

Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681

Adoption of ASU 2016-13	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	118	297,491	—	—	297,609	—	297,609
Restricted class A common stock earned	—	34,023	—	—	34,023	—	34,023
Dividends reinvested	—	685	—	(633)	52	—	52
Deferred directors’ compensation	—	500	—	—	500	—	500
Other comprehensive income	—	—	27,403	—	27,403	—	27,403
Net income	—	—	—	137,670	137,670	2,744	140,414
Dividends declared on common stock, $2.48 per share	—	—	—	(356,208)	(356,208)	—	(356,208)
Contributions from non-controlling interests	—	—	—	—	—	8,431	8,431
Distributions to non-controlling interests	—	—	—	—	—	(15,024)	(15,024)

Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231

See accompanying notes to consolidated financial statements.

F-
9

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$140,414	$307,393	$285,813
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	34,532	30,656	28,154
Satisfaction of management and incentive fees in stock	19,277	—	—
Amortization of deferred fees on loans and debt securities	(56,844)	(57,926)	(47,093)
Amortization of deferred financing costs and premiums/ discount on debt obligations	37,403	32,195	28,284
Increase in current expected credit loss reserve	167,653	—	—
Unrealized (gain) loss on assets denominated in foreign currencies, net	(3,366)	881	(165)
Unrealized (gain) loss on derivative financial instruments, net	(867)	(1,071)	327
Realized loss (gain) on derivative financial instruments, net	1,364	11	(349)
Changes in assets and liabilities, net
Other assets	3,352	(7,355)	(23,352)
Other liabilities	(6,311)	(747)	18,383

Net cash provided by operating activities	336,607	304,037	290,002

Cash flows from investing activities
Origination and fundings of loans receivable	(1,896,276)	(6,890,249)	(7,890,051)
Principal collections and sales proceeds from loans receivable and debt securities	1,850,003	4,940,194	3,084,747
Loan contributed to securitization	—	—	512,002
Investment in debt securities held-to-maturity	—	—	(95,937)
Origination and exit fees received on loans receivable	21,275	66,558	104,408
Receipts under derivative financial instruments	90,427	49,673	47,527
Payments under derivative financial instruments	(133,430)	(6,524)	(18,475)
Collateral deposited under derivative agreements	(346,640)	(59,720)	(38,990)
Return of collateral deposited under derivative agreements	326,390	28,920	43,110

Net cash used in investing activities	(88,251)	(1,871,148)	(4,251,659)

continued…
See accompanying notes to consolidated financial statements.

F-
10

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from financing activities
Borrowings under secured debt agreements	$2,567,834	$6,322,165	$9,100,019
Repayments under secured debt agreements	(4,690,607)	(5,526,989)	(5,313,679)
Proceeds from issuance of securitized debt obligations	2,051,875	—	—
Repayment of securitized debt obligations	(300,879)	(102,478)	—
Borrowings under asset-specific debt agreements	161,960	247,295	83,833
Repayments under asset-specific debt agreements	(82,754)	—	(99,391)
Proceeds from sale of loan participations	—	21,346	99,696
Repayment of loan participations	—	(115,874)	(85,875)
Net proceeds from issuance of secured term loan	315,438	748,414	—
Repayments of secured term loan	(9,113)	(3,122)	—
Payment of deferred financing costs	(47,345)	(39,370)	(25,006)
Contributions from non-controlling interests	8,431	51,418	9,315
Distributions to non-controlling interests	(15,024)	(41,629)	(5,907)
Net proceeds from issuance of convertible notes	—	—	214,775
Repayment of convertible notes	—	—	(219,232)
Net proceeds from issuance of class A common stock	278,322	372,337	476,420
Dividends paid on class A common stock	(348,907)	(320,961)	(277,260)

Net cash (used in) provided by financing activities	(110,769)	1,612,552	3,957,708

Net increase (decrease) in cash and cash equivalents	137,587	45,441	(3,949)
Cash and cash equivalents at beginning of year	150,090	105,662	102,518
Effects of currency translation on cash and cash equivalents	2,293	(1,013)	7,093

Cash and cash equivalents at end of year	$289,970	$150,090	$105,662

Supplemental disclosure of cash flows information
Payments of interest	$(312,093)	$(425,801)	$(318,919)

(Payments) receipts of income taxes	$(232)	$109	$(554)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(91,004)	$(83,702)	$(76,530)

Satisfaction of management and incentive fees in stock	$19,277	$—	$—

Loan principal payments held by servicer, net	$19,460	$49,584	$4,855

See accompanying notes to consolidated financial statements

F-1
1

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing CLOs or single-asset securitizations, and syndicating senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 15th Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.
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
Certain reclassifications have been made in the presentation of the prior period balance sheet, statements of cash flows, and secured debt agreements in Note 5 to conform to the current period presentation.
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

F-1
2

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As of December 31, 2020, there is an ongoing global outbreak of a novel coronavirus, or
COVID-19.
In March 2020, the World Health Organization designated
COVID-19
as a pandemic, and numerous countries, including the United States, declared national emergencies with respect to
COVID-19.
The United States and other countries reacted to the
COVID-19
outbreak with unprecedented government intervention, including interest rate cuts and economic stimulus. The global impact of the outbreak rapidly evolved (and continues to do so), and many countries reacted by instituting, or strongly encouraging, quarantines and restrictions on travel, closing financial markets and/or restricting trading, limiting operations of non-essential
offices, retail centers, hotels, and other businesses, and taking other restrictive measures designed to help slow the spread of
COVID-19.
Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of
COVID-19,
have created disruption in global supply chains, increasing rates of unemployment and adversely impacting many industries, including industries related to the collateral underlying certain of our loans. Moreover, with the continued spread of
COVID-19,
governments and businesses are likely to continue to take aggressive measures to help slow its spread. For this reason, among others, as
COVID-19
continues to spread, the potential impacts, including a global, regional, or other economic recession, are increasingly uncertain and difficult to assess. The rapid development and fluidity of this situation preclude any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2020, however uncertainty over the ultimate impact
COVID-19
will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2020 inherently less certain than they would be absent the current and potential impacts of
COVID-19.
Actual results may ultimately differ
materially

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

F-1
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both December 31, 2020 and December 31, 2019, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $384.6 million and $450.8 million as of December 31, 2020 and December 31, 2019, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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

F-1
4

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2020. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

•
Impaired Loans
:
impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager. Actual losses, if any, could ultimately

F-1
5

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.

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

F-1
6

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2020.
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
Secured Debt Agreements and Asset-Specific Debt Agreements
Where applicable, we record investments financed with secured debt agreements or asset-specific debt agreements as separate assets and the related borrowings under any secured debt agreements or asset-specific debt agreements are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on

F-1
7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (
continued
)

the investments and interest expense incurred on the secured debt agreements or asset-specific debt agreements are reported separately on our consolidated statements of operations.
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
Fair Value of Financial Instruments
The “Fair Value Measurements and Disclosures” Topic o
f
the FASB, or ASC 820
, defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under

GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date.

F-1
8

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

During the year ended December 31, 2020, we recorded an aggregate $69.7 million CECL reserve specifically related to two of our loans receivable with an aggregate outstanding principal balance of $338.7 million, as of December 31,
2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of December 31, 2020. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans receivable include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.25% to 4.80%.
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

•	Asset-specific debt agreements, net: The fair value of these instruments was estimated based on the rate at which a similar agreement would currently be priced.

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

F-
20

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
2020-04
is

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2020	December 31, 2019
Number of loans	120	128
Principal balance	$16,652,824	$16,277,343
Net book value	$16,399,166	$16,164,801
Unfunded loan commitments (1)	$3,160,084	$3,911,868
Weighted-average cash coupon (2)	L + 3.18%	L + 3.20%
Weighted-average all-in yield (2)	L + 3.53%	L + 3.55%
Weighted-average maximum maturity (years) (3)	3.1	3.8

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan. As of December 31, 2020, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.7 billion of such loans earned interest based on floors that are above the applicable index. The other 1% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of December 31, 2020 and December 31, 2019, respectively, for purposes of the weighted-averages. As of December 31, 2019, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $6.1 billion of such loans earned interest based on floors that are above the applicable index. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2020, 31% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 69% were open to repayment by the borrower without penalty. As of December 31, 2019, 61% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Loans Receivable, as of December 31, 2018	$14,293,970	$(102,770)	$14,191,200
Loan fundings	6,890,249	—	6,890,249
Loan repayments and sales proceeds	(4,974,881)	—	(4,974,881)
Unrealized gain (loss) on foreign currency translation	68,005	(629)	67,376
Deferred fees and other items	—	(66,558)	(66,558)
Amortization of fees and other items	—	57,415	57,415

Loans Receivable, as of December 31, 2019	$16,277,343	$(112,542)	$16,164,801

Loan fundings	1,896,276	—	1,896,276
Loan repayments and sales	(1,862,955)	—	(1,862,955)
Unrealized gain (loss) on foreign currency translation	342,160	(1,900)	340,260
Deferred fees and other items	—	(21,946)	(21,946)
Amortization of fees and other items	—	56,279	56,279

Loans Receivable, as of December 31, 2020	$16,652,824	$(80,109)	$16,572,715

CECL reserve			(173,549)

Loans Receivable, net, as of December 31, 2020			$16,399,166

(1)	Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

F-2
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2020
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	59	$9,980,799	$10,451,658	59%
Hospitality	14	2,295,255	2,369,454	14
Multifamily	31	1,788,149	1,862,667	11
Industrial	6	673,912	675,344	4
Retail	4	538,702	551,243	3
Self-Storage	2	301,566	301,491	2
Condominium	2	245,492	264,162	2
Other	2	748,840	978,602	5

Total loans receivable	120	$16,572,715	$17,454,621	100%

CECL reserve		(173,549)

Loans receivable, net		$16,399,166

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	24	$4,050,732	$4,069,712	23%
West	27	2,942,126	3,413,089	20
Southeast	25	2,624,701	2,707,080	16
Midwest	8	973,702	976,693	6
Southwest	9	597,100	598,813	3
Northwest	1	15,404	15,413	—

Subtotal	94	11,203,765	11,780,800	68
International
United Kingdom	13	1,816,901	2,066,390	12
Ireland	1	1,309,443	1,317,846	8
Spain	2	1,247,162	1,252,080	7
Australia	2	259,126	259,788	1
Germany	1	214,795	252,816	1
Italy	1	203,982	205,514	1
Netherlands	1	105,300	106,274	1
Belgium	1	94,757	94,936	1
Canada	3	82,185	82,262	—
France	1	35,299	35,915	—

Subtotal	26	5,368,950	5,673,821	32

Total loans receivable	120	$16,572,715	$17,454,621	100%

CECL reserve		(173,549)

Loans receivable, net		$16,399,166

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $801.8 million of such non-consolidated
senior interests as of December 31, 2020.

(2)	Excludes investment exposure to the $735.5 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2019
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	63	$9,946,055	$10,266,567	61%
Hospitality	14	2,199,220	2,281,718	13
Multifamily	36	1,596,333	1,642,664	10
Industrial	5	603,917	607,423	4
Retail	3	373,045	381,040	2
Self-Storage	2	291,994	292,496	2
Condominium	1	232,778	234,260	1
Other	4	921,459	1,259,696	7

	128	$16,164,801	$16,965,864	100%

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	25	$3,789,477	$3,815,580	22%
West	30	3,143,323	3,451,914	20
Southeast	23	2,321,444	2,334,852	14
Midwest	10	1,174,581	1,180,240	7
Southwest	11	464,989	467,532	3
Northwest	3	52,891	52,989	—

Subtotal	102	10,946,705	11,303,107	66
International
United Kingdom	13	1,738,536	2,102,501	12
Ireland	1	1,318,196	1,330,647	8
Spain	2	1,231,061	1,237,809	7
Australia	3	360,047	361,763	2
Germany	1	195,081	251,020	1
Italy	1	178,740	180,897	1
Belgium	1	86,807	87,201	1
Canada	3	77,656	77,953	1
France	1	31,972	32,966	1

Subtotal	26	5,218,096	5,662,757	34

Total	128	$16,164,801	$16,965,864	100%

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

F-2
5

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	December 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	8	$777,163	$778,283	6	$376,379	$378,427
2	17	2,513,848	2,528,835	30	3,481,123	3,504,972
3	79	9,911,914	10,763,496	89	12,137,963	12,912,722
4	14	3,032,593	3,045,309	3	169,336	169,743
5	2	337,197	338,698	—	—	—

Total loans receivable	120	$16,572,715	$17,454,621	128	$16,164,801	$16,965,864

CECL reserve		(173,549)			—

Loans receivable, net		$16,399,166			$16,164,801

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $801.8 million and $688.5 million of such non-consolidated
senior interests as of December 31, 2020 and December 31, 2019, respectively.

(2)
Excludes investment exposure to the 2018 Single Asset Securitization of $735.5 million and $930.0 million as of December 31, 2020 and December 31, 2019, respectively. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 3.0 and 2.8 as of December 31, 2020 and 2019, respectively. The increase in the risk rating was primarily the result of loans with an aggregate principal balance of $3.2 billion that were downgraded to a “4” or “5” during the year ended December 31, 2020 to reflect the higher risk in loans collateralized by hospitality assets and select other assets that are particularly negatively impacted by the
COVID-19
pandemic.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of

F-2
6

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the year ended December 31, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	—	13,942
Increase in CECL reserve	34,040	24,103	31,803	69,661	159,607

CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549

Our initial CECL reserve of $13.9 million against our loans receivable portfolio, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December 31, 2020, we recorded an increase of $159.6 million in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $173.5 million as of December 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Note 2 for further discussion of
COVID-19.
During the first and fourth quarters of 2020, we entered into loan modifications related to a multifamily asset in New York City, which is classified as a troubled debt restructuring under GAAP. These modifications included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. During the three months ended June 30, 2020, we recorded a $14.8 million CECL reserve on this loan, which was unchanged as of December 31, 2020. This loan has an outstanding principal balance of $52.4 million, net of cost-recovery proceeds, as of December 31, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of December 31, 2020.
During the third quarter of 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. During the three months ended June 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which was unchanged as of December 31, 2020. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of December 31, 2020. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of December 31, 2020.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.7 million, as of December 31, 2020. No income was recorded on these loans subsequent to July 1, 2020.

F-2
7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Our primary credit quality indicator is our risk ratings, which are further discussed above. The following table presents the net book value of our loan portfolio as of December 31, 2020 by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)(2)
	As of December 31, 2020
Risk Rating	2020	2019	2018	2017	2016	Prior	Total
U.S. loans
1	$—	$231,796	$253,674	$43,906	$17,009	$—	$546,385
2	—	282,017	1,172,168	757,138	79,848	222,677	2,513,848
3	781,595	2,391,297	1,672,897	1,134,288	227,466	220,644	6,428,187
4	65,978	170,541	1,055,142	63,293	105,380	—	1,460,334
5	—	—	—	—	—	—	—

Total U.S. loans	$847,573	$3,075,651	$4,153,881	$1,998,625	$429,703	$443,321	$10,948,754

Non-U.S. loans
1	$—	$—	$136,021	$94,757	$—	$—	$230,778
2	—	—	—	—	—	—	—
3	105,300	2,526,225	479,512	—	113,653	—	3,224,690
4	—	256,494	—	—	—	—	256,494
5	—	—	—	—	—	—	—

Total Non-U.S. loans	$105,300	$2,782,719	$615,533	$94,757	$113,653	$—	$3,711,962

Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	198,433	—	—	60,604	259,037
4	—	325,097	990,668	—	—	—	1,315,765
5	—	—	—	—	—	—	—

Total unique loans	$—	$325,097	$1,189,101	$—	$—	$60,604	$1,574,802

Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	284,809	—	—	52,388	337,197

Total impaired loans	$—	$—	$284,809	$—	$—	$52,388	$337,197

Total loans receivable
1	$—	$231,796	$389,695	$138,663	$17,009	$—	$777,163
2	—	282,017	1,172,168	757,138	79,848	222,677	2,513,848
3	886,895	4,917,522	2,350,842	1,134,288	341,119	281,248	9,911,914
4	65,978	752,132	2,045,810	63,293	105,380	—	3,032,593
5	—	—	284,809	—	—	52,388	337,197

Total loans receivable	$952,873	$6,183,467	$6,243,324	$2,093,382	$543,356	$556,313	$16,572,715

CECL reserve							(173,549)

Loans receivable, net							$16,399,166

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)
Excludes the $
75.7
 million net book value of our
held-to-maturity
debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

F-2
8

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2020 and December 31, 2019, our Multifamily Joint Venture held $484.8 million and $670.5 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	December 31, 2020	December 31, 2019
Debt securities held-to-maturity (1)	$77,445	$86,638
CECL reserve	(1,723)	—

Debt securities held-to-maturity, net	75,722	86,638
Loan portfolio payments held by servicer (2)	73,224	49,584
Accrued interest receivable	66,757	66,649
Collateral deposited under derivative agreements	51,050	30,800
Prepaid expenses	973	739
Derivative assets	522	1,079
Prepaid taxes	376	376
Other	1,195	1,115

Total	$269,819	$236,980

(1)
Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $735.5 million and $930.0 million as of December 31, 2020 and December 31, 2019, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 16 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the year ended December 31, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Debt Securities Held-To-Maturity
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	445	—	—	—	445
Increase in CECL reserve	1,278	—	—	—	1,278

CECL reserve as of December 31, 2020	$1,723	$—	$—	$—	$1,723

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our initial CECL reserve of $445,000 against our debt securities held-to-maturity,
recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December
31
,
2020
, we recorded an increase of $
1.3
 million in the expected credit loss reserve against our debt securities held-to-maturity,
bringing our total CECL reserve to $
1.7
 million as of December
31
,
2020
. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note
2
for further discussion of
COVID-19.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2020	December 31, 2019
Accrued dividends payable	$91,004	$83,702
Derivative liabilities	58,915	42,263
Accrued interest payable	20,548	24,831
Accrued management and incentive fees payable	19,158	20,159
Current expected credit loss reserve for unfunded loan commitments (1)	10,031	—
Accounts payable and other liabilities	2,671	5,008

Total	$202,327	$175,963

(1)	Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of December 31, 2020, we had unfunded commitments of $3.2 billion related to 84 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 18 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the year ended December 31, 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	—	3,263
Increase in CECL reserve	4,152	2,541	75	—	6,768

CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031

Our initial CECL reserve of $3.3 million against our unfunded loan commitments, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December 31, 2020, we recorded an increase of $6.8 million in the expected

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
credit loss reserve against our unfunded loan commitments, bringing our total CECL reserve to $10.0 million as of December 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.
5. SECURED DEBT AGREEMENTS, NET
During the three months ended June 30, 2020, we entered into agreements with our seven
largest secured credit facility lenders, representing an aggregate

$7.9
billion of our secured credit facilities as of June 30, 2020, to temporarily suspend credit mark provisions and pre-approve certain loan modifications to certain of their portfolio assets, primarily in exchange for cash repayments and pledging additional loan collateral. During the three months ended December 31, 2020, we extended the credit facility modification agreements with the seven
lenders without any further deleveraging or increased cost.
In addition, during the year ended December 31, 2020, we increased the size of one of our credit facilities and added a multi-currency facility with one of our existing lenders, providing an aggregate additional $650.0 million of credit capacity. Our secured debt agreements include secured credit facilities and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements Borrowings Outstanding
	December 31, 2020	December 31, 2019
Secured credit facilities	$7,896,863	$9,753,059
Revolving credit agreement	—	—

Total secured debt agreements	$7,896,863	$9,753,059

Deferred financing costs (1)	(16,327)	(21,633)

Net book value of secured debt	$7,880,536	$9,731,426

(1)
Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

F-3
1

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Secured Credit Facilities
The following table details our secured credit facilities as of December 31, 2020 ($ in thousands):

	December 31, 2020
	Credit Facility Borrowings			Collateral Assets (2)
Lender	Potential (1)	Outstanding	Available (1)
Deutsche Bank	$1,892,211	$1,847,211	$45,000	$2,869,889
Barclays	1,443,251	1,249,415	193,836	1,862,987
Wells Fargo	1,241,357	956,780	284,577	1,663,661
Citibank	927,531	779,139	148,392	1,212,521
Goldman Sachs	615,411	615,411	—	828,965
Bank of America	473,678	473,678	—	667,830
JP Morgan	449,449	422,096	27,353	605,144
Morgan Stanley	528,846	401,846	127,000	849,426
MetLife	276,605	276,605	—	349,612
Santander	269,501	269,501	—	337,329
Société Générale	237,822	237,822	—	308,700
US Bank - Multi. JV (3)	184,802	181,795	3,007	231,003
Goldman Sachs - Multi. JV (3)	167,964	167,964	—	231,840
Bank of America - Multi. JV (3)	17,600	17,600	—	22,000

	$8,726,028	$7,896,863	$829,165	$12,040,907

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
The weighted-average outstanding balance of our secured credit facilities was $8.8 billion for the year ended December 31, 2020. As of December 31, 2020, we had aggregate borrowings of $7.9 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.63% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.83% per annum, and a weighted-average advance rate of 72.8%. As of December 31, 2020, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.0 years.

F-3
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

F-3
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table outlines the key terms of our secured credit facilities as of December 31, 2020:

Lender	Currency	Guarantee (1)		Margin Call (2)	Term/Maturity
Deutsche Bank	$ / €	62	% (4)	Collateral marks only	Term matched (6)
Barclays	$ / £ / €	25%		Collateral marks only	Term matched (6)
Wells Fargo	$ / C$	25	% (5)	Collateral marks only	Term matched (6)
Citibank	$ / £ / € / A$ / C$	25%		Collateral marks only	Term matched (6)
Goldman Sachs	$ / £ / €	25%		Collateral marks only	Term matched (6)
Bank of America		$50%		Collateral marks only	May 21, 2024 (7)
JP Morgan	$ / £	43%		Collateral marks only	January 7, 2024 (8)
Morgan Stanley	$ / £ / €	25%		Collateral marks only	September 29, 2025 (9)
MetLife		$71%		Collateral marks only	September 23, 2025 (10)
Santander		€50%		Collateral marks only	Term matched (6)
Société Générale	$ / £ / €	25%		Collateral marks only	Term matched (6)
US Bank - Multi. JV (3)		$25%		Collateral marks only	Term matched (6)
Goldman Sachs - Multi. JV (3)		$25%		Collateral marks only	July 12, 2022 (11)
Bank of America - Multi. JV (3)		$43%		Collateral marks only	July 19, 2023 (12)

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks. These provisions have been temporarily suspended on certain of our facilities as described above.

(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Specific borrowings outstanding of $907.9 million are 100% guaranteed. The remainder of the credit facility borrowings are 25% guaranteed.
(5)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $147.2 million related to $196.3 million of specific borrowings outstanding.
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

F-3
4

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table details the floating benchmark rates for our secured credit facilities as of December 31, 2020 ($/€/£/A$/C$ in thousands):

Currency	Potential Borrowings (1)		Outstanding Borrowings		Floating Rate Index (2)	Spread	Advance Rate (3)
$		$4,844,927		$4,023,408	USD LIBOR	L + 1.64%	72.9%
€		€2,051,170		€2,044,904	EURIBOR	E + 1.44%	73.3%
£		£822,401		£822,401	GBP LIBOR	L + 1.95%	71.6%
A$	A$	244,891	A$	244,891	BBSY	BBSY + 1.90%	72.5%
C$	C$	79,852	C$	79,862	CDOR	CDOR + 1.80%	76.7%

		$8,726,028		$7,896,863		INDEX + 1.63%	72.8%

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
During the year ended December 31, 2020, we had no borrowings under the revolving credit agreement and we recorded interest expense of $1.6 million, including $685,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2019, the weighted-average outstanding borrowings under the revolving credit agreement was $14.3 million and we recorded interest expense of $2.6 million, including $1.0 million of amortization of deferred fees and expenses. As of December 31, 2019, we had no outstanding borrowings under the agreement.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.0 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to December 31, 2020; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2020 and December 31, 2019, we were in compliance with these covenants. These financial covenants also apply to our asset-specific debt agreements. Refer to Note 7 for information regarding our asset-specific financings. Refer to Note 8 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.

F-3
5

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, which include the 2020 FL3 CLO, 2020 FL2 CLO, and 2017 FL1 CLO, or collectively, the CLOs. We have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The CLOs and the 2017 Single Asset Securitization have issued securitized debt obligations that are non-recourse
to us. The CLOs and the 2017 Single Asset Securitization are consolidated in our financial statements. Refer to Note 15 for further discussion of our CLOs and 2017 Single Asset Securitization.
The following tables detail our securitized debt obligations ($ in thousands):

	December 31, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 FL3 Collateralized Loan Obligation
Collateral assets	25	$1,000,000	$1,000,000	L+3.09%	February 2024
Financing provided	1	808,750	800,993	L+2.08%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	31	1,500,000	1,500,000	L+3.17%	January 2024
Financing provided	1	1,243,125	1,233,464	L+1.44%	February 2038
2017 FL1 Collateralized Loan Obligation
Collateral assets	15	666,334	666,334	L+3.39%	January 2023
Financing provided	1	483,834	483,113	L+1.83%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	619,194	618,766	L+3.57%	June 2023
Financing provided	1	404,929	404,929	L+1.63%	June 2033
Total
Collateral assets	72	$3,785,528	$3,785,100	L+3.25%

Financing provided (4)	4	$2,940,638	$2,922,499	L+1.70%

	December 31, 2019
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2017 FL1 Collateralized Loan Obligation
Collateral assets	18	$897,522	$897,522	L+3.43%	September 2022
Financing provided	1	715,022	712,517	L+1.98%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	711,738	710,260	L+3.60%	June 2023
Financing provided	1	474,620	474,567	L+1.64%	June 2033
Total
Collateral assets	19	$1,609,260	$1,607,782	L+3.51%

Financing provided (4)	2	$1,189,642	$1,187,084	L+1.84%

(1)
In addition to cash coupon,
all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
All-in
yield for the total portfolio assumes applicable floating benchmark rates for weighted-average calculation.

(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the years ended December 31, 2020 and 2019, we recorded $43.1 million and $47.2 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
7. ASSET-SPECIFIC DEBT AGREEMENTS, NET
The following tables detail our asset-specific debt agreements ($ in thousands):

	December 31, 2020
Asset-Specific Debt Agreements	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$512,794	$499,085	L+4.65%	n/a	Oct. 2023
Financing provided	4	$399,699	$391,269	L+3.48%	$33,244	Oct. 2023

	December 31, 2019
Asset-Specific Debt Agreements	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Guarantee (2)	Wtd. Avg. Term (3)
Collateral assets	4	$429,983	$417,820	L+4.90%	n/a	Mar. 2023
Financing provided	4	$330,879	$323,504	L+3.42%	$97,930	Mar. 2023

(1)
These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(2)	Other than amounts guaranteed on an asset-by-asset basis, borrowings under our asset-specific debt agreements are non-recourse to us.
(3)
The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific debt agreements is term-matched to the corresponding collateral loans.

8. SECURED TERM LOANS, NET
During the year ended December 31, 2020, we entered into a $325.0 million senior secured term loan facility, or the 2020 Term Loan. As of December 31, 2020, the following senior secured term loan facilities, or Secured Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$739,391	L+2.25%	L+2.52%	April 23, 2026
2020 Term Loan	323,375	L+4.75%	L+5.60%	April 23, 2026

(1)	The 2020 Term Loan includes a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following table details the net book value of our Secured Term Loans on our consolidated balance sheets ($ in thousands):

	December 31, 2020	December 31, 2019
Face value	$1,062,766	$746,878
Unamortized discount	(9,807)	(1,456)
Deferred financing costs	(11,255)	(9,280)

Net book value	$1,041,704	$736,142

The guarantee under our Secured Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2020 and December 31, 2019, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loans.
9. CONVERTIBLE NOTES, NET
As of December 31, 2020, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)
Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of December 31, 2020.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $27.53 on December 31, 2020 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

issue discount and issuance costs. Including the amortization of the discount and issuance costs, our total cost of the March 2018 convertible notes issuance is 5.49% per annum.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2020	December 31, 2019
Face value	$622,500	$622,500
Unamortized discount	(5,715)	(8,801)
Deferred financing costs	(396)	(628)

Net book value	$616,389	$613,071

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash coupon	$28,059	$28,059	$33,859
Discount and issuance cost amortization	3,319	3,159	5,531

Total interest expense	$31,378	$31,218	$39,390

Accrued interest payable for the Convertible Notes was $6.0 million as of both December 31, 2020 and December 31, 2019. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

F-3
9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	2	C$	38,293	1.0%	CDOR	0.8

December 31, 2019
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Swaps	2	C$	17,273	1.0%	CDOR	0.7
Interest Rate Caps	1	C$	21,387	3.0%	CDOR	1.0
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2020, we estimate that an additional $10,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2020				December 31, 2019
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	8		€754,722	Buy USD / Sell GBP Forward	4		£527,100
Buy USD / Sell GBP Forward	4		£372,487	Buy USD / Sell EUR Forward	5		€525,600
Buy USD / Sell AUD Forward	1	A$	92,800	Buy USD / Sell AUD Forward	3	A$	135,600
Buy USD / Sell CAD Forward	1	C$	26,200	Buy USD / Sell CAD Forward	1	C$	23,200

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Non-designated
Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated
hedges of foreign currency risk (notional amount in thousands):

December 31, 2020			December 31, 2019
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell GBP Forward	2	£146,207	Buy CAD / Sell USD Forward	1	C$	15,900
Buy USD / Sell EUR Forward	1	€8,410	Buy USD / Sell CAD Forward	1	C$	15,900
			Buy GBP / Sell EUR Forward	1		€12,857
			Buy AUD / Sell USD Forward	1	A$	10,000
			Buy USD / Sell AUD Forward	1	A$	10,000
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

			Increase (Decrease) to Interest Income and Interest Expense Recognized from Foreign Exchange Contracts
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized		Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Designated Hedges	Interest Income	(1)	$4,382	$—	$—
Non-Designated Hedges	Interest Income	(1)	(522)	—	—
Non-Designated Hedges	Interest Expense	(2)	(4,357)	1,060	23

Total			$(497)	$1,060	$23

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

F-4
1

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments:
Foreign exchange contracts	$521	$—	$55,758	$41,728
Interest rate derivatives	1	96	—	—

Total	$522	$96	$55,758	$41,728

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$—	$983	$3,157	$535
Interest rate derivatives	—	—	—	—

Total	$—	$983	$3,157	$535

Total Derivatives	$522	$1,079	$58,915	$42,263

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from		Amount of Loss Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Accumulated		Year Ended December 31,
	2020	2019	2018	OCI into Income		2020	2019	2018
Net Investment Hedges
Foreign exchange contracts (1)	$(59,609)	$(5,592)	$40,372	Interest Expense		$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	(94)	(144)	(8)	Interest Expense	(2)	7	195	563

Total	$(59,703)	$(5,736)	$40,364			$7	$195	$563

(1)
During the year ended December 31, 2020, we paid net cash settlements of $43.0 million on our foreign currency contracts. During the years ended December 31, 2019, and December 31, 2018, we received net cash settlements of $43.1 million and $29.1 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.

(2)
During the years ended December 31, 2020, December 31, 2019, and December 31, 2018, we recorded total interest and related expenses of $347.5 million, $458.5 million, and $359.6 million, respectively, which were reduced by $7,000, $195,000, and $563,000, respectively, related to income generated by our cash flow hedges.

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

F-
42

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

As of December 31, 2020, we were in a net liability position with each such derivative counterparty and posted collateral of $
51.1
 million under these derivative contracts, which amount is included in other assets on our consolidated balance sheet. As of December 31, 2019, we were in a net liability position with each such derivative counterparty and posted collateral of $
30.8
 million under these derivative contracts, which amount is included in other assets on our consolidated balance sheet.
11. EQUITY
Stock and Stock Equivalents
Authorized Capital
During the year ended December 31, 2020, we filed articles of amendment to our charter authorizing us to issue an additional 200,000,000 shares of common stock. As of December 31, 2020, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2020.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
The following table details our issuance of class A common stock during the years ended December 31, 2020, 2019, and 2018 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings
	2020 (1)	2019 (2)	2018 (3)
Shares issued	10,840,696	10,534,628	14,566,743
Gross share issue price (4)	$27.79	$35.75	$33.16
Net share issue price (5)	$27.52	$35.38	$32.76
Net proceeds (6)	$297,599	$372,341	$476,420

(1)
Includes 840,696 shares issued to our Manager in satisfaction of the management and incentive fees accrued in the first quarter of 2020, with a share issue price of $22.93. The per share price was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call.

(2)	Issuance includes 1.9 million shares issued under our at-the-market program, with a weighted-average gross share issue price of $ 34.63 .
(3)	Issuance includes 7.7 million shares issued under our at-the-market program, with a weighted-average gross share issue price of $ 33.66 .
(4)	Represents the weighted-average gross price per share paid by the underwriters or sales agents, as applicable.
(5)	Represents the weighted-average net proceeds per share after underwriting or sales discounts and commissions, as applicable.
(6)
Net proceeds represent proceeds received from the underwriters less applicable transaction costs. Includes $19.3 million of net proceeds related to 840,696 shares issued to our Manager in satisfaction of the management and incentives fees accrued in the first quarter of 2020.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding (1)	2020	2019	2018
Beginning balance	135,263,728	123,664,577	108,081,077
Issuance of class A common stock (2)	10,842,746	10,535,842	14,568,431
Issuance of restricted class A common stock, net(3)	933,623	1,032,082	983,447
Issuance of deferred stock units	46,625	31,227	31,622

Ending balance	147,086,722	135,263,728	123,664,577

(1)	Includes 306,691 deferred stock units, 260,066 deferred stock units, and 228,839 deferred stock units held by members of our board of directors as of December 31, 2020, 2019, and 2018, respectively.
(2)	Includes 2,050 shares, 1,214 shares, and 1,688 shares issued under our dividend reinvestment program during the years ended December 31, 2020, 2019, and 2018, respectively.
(3)	Includes

shares,
17,565
shares, and
17,820
shares of restricted class A common stock forfeited under our stock-based incentive plans during the years ended December 31, 2020, 2019, and 2018, respectively. See Note 14 for further discussion of our stock-based incentive plans.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2020, 2019, and 2018 we issued 2,050 shares, 1,214 shares, and 1,688 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December
31
,
2020
, a total of
9,991,974
 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

funding to meet such needs. We did not sell any shares of our class A common stock under ATM Agreements during the year ended December 31, 2020. During the year ended December 31, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. During the year ended December 31, 2018, we issued and sold 7,666,743 shares of class A common stock under ATM Agreements, generating net proceeds totaling $254.1 million. As of December 31, 2020, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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
On December 15, 2020, we declared a dividend of $0.62 per share, or $91.0 million in aggregate, that was paid on January 15, 2021 to stockholders of record as of December 31, 2020.
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Dividends declared per share of common stock	$2.48	$2.48	$2.48
Percent taxable as ordinary dividends	100.00%	100.00%	99.70%
Percent taxable as capital gain dividends	—%	—%	0.30%

	100.0%	100.0%	100.0%
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income (1)	$137,670	$305,567	$285,078
Weighted-average shares outstanding, basic and diluted	141,795,977	130,085,398	113,857,238

Per share amount, basic and diluted	$0.97	$2.35	$2.50

(1)	Represents net income attributable to Blackstone Mortgage Trust.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of December 31, 2020, total accumulated other comprehensive income was $11.2 million, primarily representing (i) $6.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, and (ii) $4.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments. As of December 31, 2019, total accumulated other comprehensive loss was $16.2 million, primarily representing $80.7 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, offset by $64.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2020, our Multifamily Joint Venture’s total equity was $121.1 million, of which $102.9 million was owned by us, and $18.2 million was allocated to non-controlling
interests. As of December 31, 2019, our Multifamily Joint Venture’s total equity was $147.3 million, of which $125.2 million was owned by us, and $22.1 million was allocated to non-controlling
interests.
12. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.
Management and Incentive Fees
Pursuant to our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the Management Agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous
12-month
period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, (v) certain non-cash
items, and (vi) incentive management fees.
During the years ended December 31, 2020, 2019, and 2018, we incurred $60.4 million, $55.3 million, and $47.0 million, respectively, of management fees payable to our Manager. In addition, during the years ended December 31, 2020, 2019, and 2018, we incurred $17.5 million, $23.2 million, and $27.9 million, respectively, of incentive fees payable to our Manager. During the year ended December 31, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020.
As of December 31, 2020 and 2019 we had accrued management and incentive fees payable to our Manager of $19.2 million and $20.2 million, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2020	2019	2018
Professional services (1)	$7,324	$5,163	$4,437
Operating and other costs (1)	4,015	3,035	2,938

Subtotal	11,339	8,198	7,375
Non-cash compensation expenses
Restricted class A common stock earned	34,032	30,156	27,654
Director stock-based compensation	500	500	500

Subtotal	34,532	30,656	28,154

Total general and administrative expenses	$45,871	$38,854	$35,529

(1)	During the years ended December 31, 2020, 2019, and 2018, we recognized an aggregate $1.1 million, $865,000, and $427,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2020 and 2019, we were in compliance with all REIT requirements.
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
During the year ended December 31, 2020, we recorded a current income tax provision of $323,000, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the year ended

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2019, we recorded a current income tax benefit of $506,000, primarily due to a tax credit refund. During the year ended December 31, 2018, we recorded a current income tax provision of $308,000, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2020 or 2019.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2020, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration.
As of December 31, 2020, tax years 2017 through 2020 remain subject to examination by taxing authorities.
14. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2020, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of December 31, 2020. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2020, there were 2,263,098 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2018	1,614,907	$32.94
Granted	1,049,647	34.69
Vested	(948,407)	32.08
Forfeited	(17,565)	31.55

Balance as of December 31, 2019	1,698,582	$34.52

Granted	934,502	31.83
Vested	(1,004,315)	34.26
Forfeited	(879)	34.57

Balance as of December 31, 2020	1,627,890	$33.14

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,627,890 shares of restricted class A common stock outstanding as of December 31, 2020 will vest as follows: 884,037 shares will vest in 2021; 549,548 shares will vest in 2022; and 194,305 shares will vest in 2023. As of December 31, 2020, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $51.4 million based on the grant date fair value of shares granted subsequent to July 1, 2018. The compensation cost of our share-based compensation

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
arrangements for awards granted before July 1, 2018 is based on the closing price of our class A common stock of $31.43 on June 29, 2018, the last trading day prior to July 1, 2018. This cost is expected to be recognized over a weighted-average period of 1.2 years from December 31, 2020.
15. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$522	$—	$522	$—	$1,079	$—	$1,079
Liabilities
Derivatives	$—	$58,915	$—	$58,915	$—	$42,263	$—	$42,263
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2020			December 31, 2019
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$289,970	$289,970	$289,970	$150,090	$150,090	$150,090
Loans receivable, net	16,399,166	16,652,824	16,447,192	16,164,801	16,277,343	16,279,904
Debt securities held-to-maturity (1)	75,722	79,200	70,127	86,638	88,958	88,305

Financial liabilities
Secured debt agreements, net	7,880,536	7,896,863	7,896,863	9,731,426	9,753,059	9,753,059
Securitized debt obligations, net	2,922,499	2,940,638	2,923,489	1,187,084	1,189,642	1,189,368
Asset-specific debt agreements, net	391,269	399,699	399,699	323,504	330,879	330,879
Secured term loans, net	1,041,704	1,062,766	1,053,060	736,142	746,878	750,769
Convertible notes, net	616,389	622,500	621,568	613,071	622,500	665,900

(1)	Included in other assets on our consolidated balance sheets.
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
The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	December 31, 2020	December 31, 2019
Assets:
Loans receivable	$3,520,130	$1,349,903
Current expected credit loss reserve	(13,454)	—

Loans receivable, net	3,506,676	1,349,903
Other assets	81,274	51,788

Total assets	$3,587,950	$1,401,691

Liabilities:
Securitized debt obligations, net	$2,922,499	$1,187,084
Other liabilities	2,104	1,648

Total liabilities	$2,924,603	$1,188,732

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
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate position we own as a held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $75.7 million as of December 31, 2020.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated
VIEs.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

17. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2021, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2020 and 2019, our consolidated balance sheets included $19.2 million and $20.2 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2020, 2019, and 2018, we paid aggregate management and incentive fees of $78.9 million, $76.9 million and $70.5 million, respectively, to our Manager. During the year ended December 31, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020. The per share price with respect to such issuance was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call. In addition, during the years ended December 31, 2020, 2019, and 2018, we reimbursed our Manager for expenses incurred on our behalf of $
1.0
 million, $
1.1
 million, and $
836,000
, respectively.
As of December 31, 2020, our Manager held 942,054 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $30.1 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2020, 2019, and 2018, we recorded non-cash
expenses related to shares held by our Manager of $17.0 million, $15.1 million, and $13.5 million, respectively. Refer to Note 14 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the years ended December 31, 2020, 2019 or 2018.
During the years ended December 31, 2020, 2019, and 2018, we originated two loans, nine loans, and six loans respectively, whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions.
During the years ended December 31, 2020, 2019, and 2018, we incurred $487,000, $440,000, and $450,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager.
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
In the fourth quarter of 2019, we acquired €193.6 million of a total €388.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the

loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
senior loan terms were negotiated by a third party without our involvement and our
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
18. COMMITMENTS AND CONTINGENCIES
Impact of
COVID-19
As further discussed in Note 2, the full extent of the impact of
COVID-19
on the global economy generally, and our business in particular, is uncertain. As of December 31, 2020, no contingencies have been recorded on our consolidated balance sheet as a result of
COVID-19,
however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of
COVID-19.
Unfunded Commitments Under Loans Receivable
As of December 31, 2020, we had unfunded commitments of $3.2 billion related to 84 loans receivable. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

an average advance rate of 72.8% for such financed loans, resulting in identified financing for $2.2 billion of our aggregate unfunded loan commitments as of December 31, 2020. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.7 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. As a result of the
COVID-19
pandemic, the progress of capital expenditures, construction, and leasing has
 been
 slower than otherwise expected, and the pace of funding relating to these capital needs has been
commensurately
slower

and may continue to be

slower.

Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2020 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Principal repayments under secured debt agreements (1)	$7,896,863	$262,895	$3,230,648	$4,193,543	$209,777
Principal repayments under asset-specific debt agreements (1)	399,699	—	311,068	88,631	—
Principal repayments of secured term loans (2)	1,062,766	10,738	21,475	21,475	1,009,078
Principal repayments of convertible notes (3)	622,500	—	622,500	—	—

Total (4)	$9,981,828	$273,633	$4,185,691	$4,303,649	$1,218,855

(1)
The allocation of repayments under our secured debt agreements and asset-specific debt agreements is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)
The Secured Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 8 for further details on our secured term loans.

(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 9 for further details on our Convertible Notes.
(4)
Total does not include $2.9 billion of consolidated securitized debt obligations, $656.3 million of non-consolidated
securitized debt obligations, and $801.8 million of
non-consolidated
senior interests, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of December 31, 2020, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.

F-5
3

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2020, we were not involved in any material legal proceedings.
19. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020 and 2019 ($ in thousands except per share data):

	March 31	June 30	September 30	December 31
2020
Income from loans and other investments, net	$100,636	$107,129	$114,961	$109,450
Net (loss) income	$(53,283)	$18,505	$90,769	$84,423
Net (loss) income attributable to
Blackstone Mortgage Trust, Inc.	$(53,350)	$17,544	$89,860	$83,616
Net (loss) income per share of class A common stock:
Basic and diluted	$(0.39)	$0.13	$0.61	$0.57
2019
Income from loans and other investments, net	$106,071	$106,478	$101,916	$109,711
Net income	$76,867	$75,551	$75,394	$79,581
Net income attributable to
Blackstone Mortgage Trust, Inc.	$76,565	$75,174	$74,897	$78,931
Net income per share of class A common stock:
Basic and diluted	$0.62	$0.59	$0.56	$0.59
Quarterly basic and diluted earnings per share are computed based on the weighted-average shares of common stock and stock units outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.

F-5
4

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2020
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates (2)	Maximum Maturity Date (3)	Periodic Payment Terms (4)(5)	Prior Liens (6)	Face Amount of Loans	Carrying Amount of Loans (5)(7)
Senior Mortgage Loans (1)

Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / Ireland	L+2.50%	2024	I/O	$—	$1,317,846	$1,309,443
Borrower B	Mixed-Use / Spain	L+3.15%	2023	I/O	—	993,263	990,668
Borrower C	Office / Northeast	L+2.30%	2024	I/O	—	653,348	653,867
Borrower D	Office / Southeast	L+3.40%	2023	I/O	—	619,194	618,766

Senior loans less than 3% of the carrying amount of total loans
Senior mortgage loans	Office / Diversified	L+2.40% – 8.50%	2021 – 2026	I/O & P/I	—	6,970,825	6,931,306
		Fixed 4.46%
Senior mortgage loans	Hospitality / Diversified	L+2.35% – 5.00%	2021 – 2026	I/O	—	2,097,826	2,089,177
Senior mortgage loans	Mixed-Use / Diversified	L+2.50% – 4.10%	2022 – 2025	I/O & P/I	—	1,540,549	1,531,806
Senior mortgage loans	Multifamily / Diversified	L+1.86% – 5.00%	2021 – 2025	I/O	—	1,198,907	1,195,218
Senior mortgage loans	Industrial / Diversified	L+2.60% – 3.55%	2022 – 2024	I/O	—	515,018	514,322
Senior mortgage loans	Other / Diversified	L+3.10% – 5.00%	2021 – 2026	I/O & P/I	—	545,026	542,072
		Fixed 5.15%

					—	12,868,151	12,803,901

Total senior mortgage loans					$—	$16,451,802	$16,376,645

continued…

S-1

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2020
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates (2)	Maximum Maturity Date (3)	Periodic Payment Terms (4)(5)	Prior Liens (6)	Face Amount of Loans	Carrying Amount of Loans (5)(7)
Subordinate Loans (8)

Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	L+3.12% – 5.25%	2022 – 2025	I/O & P/I	801,796	201,022	196,070
		Fixed 5.75%

Total subordinate loans					801,796	201,022	196,070

Total loans					$801,796	$16,652,824	$16,572,715

CECL reserve (9)							(173,549)

Total loans, net							$16,399,166

(1)	Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)	The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, BBSY, and CDOR, as applicable to each loan.
(3)	Maximum maturity date assumes all extension options are exercised.
(4)	I/O = interest only, P/I = principal and interest.
(5)	As of December 31, 2020, there were no loans with delinquent principal or interest.
(6)	Represents only third party liens.
(7)	The tax basis of the loans included above is $15.2 billion as of December 31, 2020.
(8)	Includes subordinate interests in mortgages and mezzanine loans.
(9)
As of December 31, 2020, we had a total CECL reserve of $173.5 million on our loans receivable, of which an aggregate $69.7 million is specifically related to two of our loans receivable with an aggregate outstanding principal balance of $338.7 million, as of December 31, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio.

S-2

Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2020
(in thousands)

1.	Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended:

	2020	2019	2018
Balance at January 1,	$16,164,801	$14,191,200	$10,056,732
Additions during period:
Loan fundings	1,896,276	6,890,249	7,890,051
Amortization of fees and other items	56,279	57,415	46,864
Deductions during period:
Loan repayments and sales proceeds	(1,862,955)	(4,974,881)	(3,035,383)
Loan contributed to securitization	—	—	(512,002)
Unrealized gain (loss) on foreign currency translation	340,260	67,376	(150,654)
Deferred fees and other items	(21,946)	(66,558)	(104,408)

Balance at December 31,	$16,572,715	$16,164,801	$14,191,200

CECL reserve	(173,549)	—	—

Net balance at December 31,	$16,399,166	$16,164,801	$14,191,200

S-3