Form 10-Q
period 2021-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2021-04-28
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

Commission File Number:
001-14788
Blackstone Mortgage Trust, Inc.
(Exact name of Registrant as specified in its charter)

Maryland	94-6181186
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
345 Park Avenue, 24th Floor
New York, New York 10154
(Address of principal executive offices)(Zip Code)
(212)
655-0220
(Registrant’s telephone number, including area code)
345 Park Avenue, 15th Floor
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
of the Exchange Act). Yes ☐    No ☒
The number of the registrant’s outstanding shares of class A common stock, par value $0.01 per share, outstanding as of April 21, 2021 was 147,030,947.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$280,126	$289,970
Loans receivable	17,060,102	16,572,715
Current expected credit loss reserve	(172,100)	(173,549)

Loans receivable, net	16,888,002	16,399,166
Other assets	186,582	269,819

Total Assets	$17,354,710	$16,958,955

Liabilities and Equity
Secured debt agreements, net	$8,124,787	$7,880,536
Securitized debt obligations, net	2,875,241	2,922,499
Asset-specific debt agreements, net	430,448	391,269
Secured term loans, net	1,235,808	1,041,704
Convertible notes, net	617,242	616,389
Other liabilities	167,091	202,327

Total Liabilities	13,450,617	13,054,724

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 147,031,082 and 146,780,031 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,470	1,468
Additional paid-in capital	4,710,986	4,702,713
Accumulated other comprehensive income (loss)	11,284	11,170
Accumulated deficit	(840,717)	(829,284)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,883,023	3,886,067
Non-controlling interests	21,070	18,164

Total Equity	3,904,093	3,904,231

Total Liabilities and Equity	$17,354,710	$16,958,955

Note: The consolidated balance sheets as of March 31, 2021 and December 31, 2020 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of March 31, 2021 and December 31, 2020, assets of the consolidated VIEs totaled $3.5 billion and $3.6 billion, respectively. As of both March 31, 2021 and December 31, 2020, liabilities of the consolidated VIEs totaled $2.9 billion. Refer to Note 16 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Income from loans and other investments
Interest and related income	$187,524	$204,875
Less: Interest and related expenses	78,372	104,239

Income from loans and other investments, net	109,152	100,636
Other expenses
Management and incentive fees	19,207	19,277
General and administrative expenses	10,597	11,791

Total other expenses	29,804	31,068
Decrease (increase) in current expected credit loss reserve	1,293	(122,702)

Income (loss) before income taxes	80,641	(53,134)
Income tax provision	101	149

Net income (loss)	80,540	(53,283)

Net income attributable to non-controlling interests	(638)	(67)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$79,902	$(53,350)

Net income (loss) per share of common stock basic and diluted	$0.54	$(0.39)

Weighted-average shares of common stock outstanding, basic and diluted	147,336,936	135,619,264

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$80,540	$(53,283)
Other comprehensive income
Unrealized loss on foreign currency translation	(34,957)	(69,510)
Realized and unrealized gain on derivative financial instruments	35,071	103,991

Other comprehensive income	114	34,481

Comprehensive income (loss)	80,654	(18,802)
Comprehensive income attributable to non-controlling interests	(638)	(67)

Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$80,016	$(18,869)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13, see Note 2	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	4	—	—	—	4	—	4
Restricted class A common stock earned	—	8,550	—	—	8,550	—	8,550
Dividends reinvested	—	162	—	(150)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	34,481	—	34,481	—	34,481
Net (loss) income	—	—	—	(53,350)	(53,350)	67	(53,283)
Dividends declared on common stock, $0.62 per share	—	—	—	(83,920)	(83,920)	—	(83,920)
Contributions from non-controlling interests	—	—	—	—	—	8,108	8,108
Distributions to non-controlling interests	—	—	—	—	—	(6,681)	(6,681)

Balance at March 31, 2020	$1,354	$4,378,851	$18,248	$(747,533)	$3,650,920	$23,507	$3,674,427

Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	7,958	—	—	7,958	—	7,958
Dividends reinvested	—	190	—	(176)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	114	—	114	—	114
Net income	—	—	—	79,902	79,902	638	80,540
Dividends declared on common stock, $0.62 per share	—	—	—	(91,159)	(91,159)	—	(91,159)
Contributions from non-controlling interests	—	—	—	—	—	13,448	13,448
Distributions to non-controlling interests	—	—	—	—	—	(11,180)	(11,180)

Balance at March 31, 2021	$1,470	$4,710,986	$11,284	$(840,717)	$3,883,023	$21,070	$3,904,093

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities

Net income (loss)	$80,540	$(53,283)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Non-cash compensation expense	8,085	8,678
Amortization of deferred fees on loans and debt securities	(14,212)	(14,399)
Amortization of deferred financing costs and premiums/ discount on debt obligations	9,162	9,229
(Decrease) increase in current expected credit loss reserve	(1,293)	122,702
Unrealized gain on assets denominated in foreign currencies, net	(9,325)	(679)
Unrealized loss on derivative financial instruments, net	3,755	705
Realized loss on derivative financial instruments, net	3,799	449
Changes in assets and liabilities, net
Other assets	(359)	(7,432)
Other liabilities	2,896	2,647

Net cash provided by operating activities	83,048	68,617

Cash flows from investing activities
Origination and fundings of loans receivable	(1,405,119)	(971,322)
Principal collections and sales proceeds from loans receivable and debt securities	862,204	620,994
Origination and exit fees received on loans receivable	17,475	8,610
Receipts under derivative financial instruments	7,287	85,432
Payments under derivative financial instruments	(56,488)	(23,780)
Collateral deposited under derivative agreements	(35,860)	(102,140)
Return of collateral deposited under derivative agreements	86,910	132,940

Net cash used in investing activities	(523,591)	(249,266)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities
Borrowings under secured debt agreements	$1,222,548	$955,786
Repayments under secured debt agreements	(878,030)	(1,531,637)
Proceeds from issuance of collateralized loan obligations	—	1,243,125
Repayment of collateralized loan obligations	(48,853)	(179,759)
Borrowings under asset-specific debt agreements	38,734	30,556
Repayments under asset-specific debt agreements	—	(24,360)
Net proceeds from issuance of secured term loan	198,500	—
Repayments of secured term loan	(3,191)	(1,872)
Payment of deferred financing costs	(9,279)	(20,487)
Contributions from non-controlling interests	13,448	8,108
Distributions to non-controlling interests	(11,180)	(6,681)
Dividends paid on class A common stock	(91,004)	(83,702)

Net cash provided by financing activities	431,693	389,077

Net (decrease) increase in cash and cash equivalents	(8,850)	208,428
Cash and cash equivalents at beginning of period	289,970	150,090
Effects of currency translation on cash and cash equivalents	(994)	(3,500)

Cash and cash equivalents at end of period	$280,126	$355,018

Supplemental disclosure of cash flows information
Payments of interest	$(67,410)	$(91,341)

Receipts (payments) of income taxes	$264	$(122)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(91,159)	$(83,290)

Loan principal payments held by servicer, net	$2,578	$656

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing CLOs or single-asset securitizations, and syndicating senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of The Blackstone Group Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.
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
10-Q
and Rule
10-01
of Regulation
S-X.
The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission, or the SEC.
Basis of Presentation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made in the presentation of the prior period statements of cash flows and loans receivable in Note 3 to conform to the current period presentation.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As of March 31, 2021, the novel coronavirus, or
COVID-19,
pandemic is ongoing. During 2020, the
COVID-19
pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2021, however uncertainty over the ultimate impact
COVID-19
will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2021 inherently less certain than they would be absent the current and potential impacts of
COVID-19.
Actual results may ultimately differ from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2021 and December 31, 2020, we had no restricted cash on our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $391.1 million and $384.6 million as of March 31, 2021 and December 31, 2020, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM
,
method which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which loans share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2021. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2021.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Secured Debt Agreements and Asset-Specific Debt Agreements
We record investments financed with secured debt agreements or asset-specific debt agreements as separate assets and the related borrowings under any secured debt agreements or asset-specific debt agreements are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the secured debt agreements or asset-specific debt agreements are reported separately on our consolidated statements of operations.
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
During the three months ended June 30, 2020, we recorded an aggregate $69.7 million CECL reserve specifically related to two of our loans receivable, which was unchanged as of March 31, 2021. These two loans have an aggregate outstanding principal balance of $338.7 million, net of cost-recovery proceeds, as of March 31, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of March 31, 2021. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans receivable include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.25% to 4.80%.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU
2020-04
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU
2020-04.
ASU
2020-04
provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU
2020-04
generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU
2021-01
“Reference Rate Reform (Topic 848): Scope,” or ASU
2021-01.
ASU
2021-01
clarifies that the practical expedients in ASU
2020-04
apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2021	December 31, 2020
Number of loans	121	120
Principal balance	$17,143,102	$16,652,824
Net book value	$16,888,002	$16,399,166
Unfunded loan commitments (1)	$3,457,326	$3,160,084
Weighted-average cash coupon (2)	L + 3.23%	L + 3.18%
Weighted-average all-in yield (2)	L + 3.56%	L + 3.53%
Weighted-average maximum maturity (years) (3)	3.1	3.1
____________ __ _ _

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, STIBOR, BBSY, and CDOR, as applicable to each loan. As of March 31, 2021, 99.5% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR, and $14.0 billion of such loans earned interest based on floors that are above the applicable index. The other 0.5% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of March 31, 2021 and December 31, 2020, respectively, for purposes of the weighted-averages. As of December 31, 2020, 99.4% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $13.7 billion of such loans earned interest based on floors that are above the applicable index. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2021, 35% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 65% were open to repayment by the borrower without penalty. As of December 31, 2020, 31% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 69% were open to repayment by the borrower without penalty.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value

Loans receivable, as of December 31, 2020	$16,652,824	$(80,109)	$16,572,715
Loan fundings	1,405,119	—	1,405,119
Loan repayments and sales	(798,155)	—	(798,155)
Unrealized (loss) gain on foreign currency translation	(116,686)	524	(116,162)
Deferred fees and other items	—	(17,475)	(17,475)
Amortization of fees and other items	—	14,060	14,060

Loans receivable, as of March 31, 2021	$17,143,102	$(83,000)	$17,060,102

CECL reserve			(172,100)

Loans receivable, net, as of March 31, 2021			$16,888,002

____________ __ _ _

(1)	Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2021
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio

Office	59	$9,701,241	$10,228,801	57%
Hospitality	14	2,327,639	2,411,594	13
Multifamily	33	2,161,102	2,240,222	12
Industrial	4	668,848	673,558	4
Retail	4	535,666	548,128	3
Life Sciences	2	454,860	460,516	3
Self-Storage	1	285,537	285,555	2
Condominium	2	223,095	251,943	1
Other	2	702,114	932,704	5

Total loans receivable	121	$17,060,102	$18,033,021	100%

CECL reserve		(172,100)

Loans receivable, net		$16,888,002

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	25	$4,255,718	$4,277,969	24%
West	24	2,628,773	3,142,128	17
Southeast	26	2,857,343	2,982,274	17
Midwest	8	979,640	981,965	5
Southwest	10	645,254	647,988	4
Northwest	1	15,408	15,413	—

Subtotal	94	11,382,136	12,047,737	67
International
United Kingdom	14	1,945,475	2,196,903	12
Ireland	1	1,259,112	1,265,417	7
Spain	2	1,167,734	1,171,926	7
Australia	2	246,348	247,429	1
Canada	2	66,954	67,079	—
Other Europe	6	992,343	1,036,530	6

Subtotal	27	5,677,966	5,985,284	33

Total loans receivable	121	$17,060,102	$18,033,021	100%

CECL reserve		(172,100)

Loans receivable, net		$16,888,002

____________ __ _ _
(1)

In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $889.9 million of such non-consolidated
senior interests as of March 31, 2021.

(2)	Excludes investment exposure to the $695.7 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

December 31, 2020
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
Office	58	$9,834,509	$10,303,895	58%
Hospitality	14	2,295,255	2,369,454	14
Multifamily	31	1,788,149	1,862,667	11
Industrial	6	673,912	675,344	4
Retail	4	538,702	551,243	3
Self-Storage	2	301,566	301,491	2
Condominium	2	245,492	264,162	2
Life Sciences	1	146,290	147,763	1
Other	2	748,840	978,602	5

Total loans receivable	120	$16,572,715	$17,454,621	100%

CECL reserve		(173,549)

Loans receivable, net		$16,399,166

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	24	$4,050,732	$4,069,712	23%
West	27	2,942,126	3,413,089	20
Southeast	25	2,624,701	2,707,080	16
Midwest	8	973,702	976,693	6
Southwest	9	597,100	598,813	3
Northwest	1	15,404	15,413	—

Subtotal	94	11,203,765	11,780,800	68
International
United Kingdom	13	1,816,901	2,066,390	12
Ireland	1	1,309,443	1,317,846	8
Spain	2	1,247,162	1,252,080	7
Australia	2	259,126	259,788	1
Canada	3	82,185	82,262	—
Other Europe	5	654,133	695,455	4

Subtotal	26	5,368,950	5,673,821	32

Total loans receivable	120	$16,572,715	$17,454,621	100%

CECL reserve		(173,549)

Loans receivable, net		$16,399,166

____________ __ _ _

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)

1	7	$679,670	$681,516	8	$777,163	$778,283
2	19	2,567,527	2,581,715	17	2,513,848	2,528,835
3	79	10,515,383	11,460,179	79	9,911,914	10,763,496
4	14	2,960,287	2,970,875	14	3,032,593	3,045,309
5	2	337,235	338,736	2	337,197	338,698

Total loans receivable	121	$17,060,102	$18,033,021	120	$16,572,715	$17,454,621

CECL reserve		(172,100)			(173,549)

Loans receivable, net		$16,888,002			$16,399,166

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $889.9 million and $801.8 million of such non-consolidated
senior interests as of March 31, 2021 and December 31, 2020, respectively.

(2)
Excludes investment exposure to the 2018 Single Asset Securitization of $695.7 million and $735.5 million as of March 31, 2021 and December 31, 2020, respectively. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 3.0 as of both March 31, 2021 and December 31, 2020.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended March 31, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	—	13,942
Increase in CECL reserve	55,906	18,194	24,652	—	98,752

CECL reserve as of March 31, 2020	$64,861	$21,825	$26,008	$—	$112,694

CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Increase (decrease) in CECL reserve	1,539	(3,134)	146	—	(1,449)

CECL reserve as of March 31, 2021	$44,534	$24,600	$33,305	$69,661	$172,100

Our initial CECL reserve of $13.9 million against our loans receivable portfolio, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2021 and 2020, we recorded a decrease of $1.4 million and an increase of $98.8 million, respectively, in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $172.1 million and $112.7 million as of March 31, 2021 and 2020, respectively. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Note 2 for further discussion of
COVID-19.
During 2020, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP. These modifications included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. During the three months ended June 30, 2020, we recorded a $14.8 million
CECL reserve on this loan, which was unchanged as of March 31, 2021. This loan has an outstanding principal balance of $52.4 million, net of cost-recovery proceeds, as of March 31, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of March 31, 2021.
During 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. During the three months ended June 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which was unchanged as of March 31, 2021. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of March 31, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of March 31, 2021.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.7 million, as of March 31, 2021. No income was recorded on these loans subsequent to July 1, 2020.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of March 31, 2021 and December 31, 2020, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)(2)
	As of March 31, 2021
Risk Rating	2021	2020	2019	2018	2017	Prior	Total
U.S. loans
1	$—	$—	$406,527	$—	$44,147	$—	$450,674
2	—	—	334,343	1,012,589	702,562	302,656	2,352,150
3	745,274	779,045	2,270,297	1,512,230	1,089,777	447,881	6,844,504
4	—	66,042	171,009	1,058,798	63,332	105,345	1,464,526
5	—	—	—	—	—	—	—

Total U.S. loans	$745,274	$845,087	$3,182,176	$3,583,617	$1,899,818	$855,882	$11,111,854

Non-U.S. loans
1	$—	$—	$—	$137,941	$91,055	$—	$228,996
2	—	101,214	—	—	—	114,163	215,377
3	464,195	—	2,477,344	468,699	—	—	3,410,238
4	—	—	247,589	—	—	—	247,589
5	—	—	—	—	—	—	—

Total Non-U.S. loans	$464,195	$101,214	$2,724,933	$606,640	$91,055	$114,163	$4,102,200

Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	200,163	—	60,478	260,641
4	—	—	328,027	920,145	—	—	1,248,172
5	—	—	—	—	—	—	—

Total unique loans	$—	$—	$328,027	$1,120,308	$—	$60,478	$1,508,813

Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	284,808	—	52,427	337,235

Total impaired loans	$—	$—	$—	$284,808	$—	$52,427	$337,235

Total loans receivable
1	$—	$—	$406,527	$137,941	$135,202	$—	$679,670
2	—	101,214	334,343	1,012,589	702,562	416,819	2,567,527
3	1,209,469	779,045	4,747,641	2,181,092	1,089,777	508,359	10,515,383
4	—	66,042	746,625	1,978,943	63,332	105,345	2,960,287
5	—	—	—	284,808	—	52,427	337,235

Total loans receivable	$1,209,469	$946,301	$6,235,136	$5,595,373	$1,990,873	$1,082,950	$17,060,102

CECL reserve							(172,100)

Loans receivable, net							$16,888,002

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)
Excludes the $76.7 million net book value of our
held-to-maturity
debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
(2)
Excludes the $75.7 million net book value of our
held-to-maturity
debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2021 and December 31, 2020, our Multifamily Joint Venture held $587.7 million and $484.8 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2021	December 31, 2020
Debt securities held-to-maturity (1)	$77,597	$77,445
CECL reserve	(889)	(1,723)

Debt securities held-to-maturity, net	76,708	75,722
Accrued interest receivable	67,472	66,757
Derivative assets	31,789	522
Loan portfolio payments held by servicer (2)	8,916	73,224
Prepaid expenses	778	973
Collateral deposited under derivative agreements	—	51,050
Prepaid taxes	—	376
Other	919	1,195

Total	$186,582	$269,819

(1)
Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $695.7 million and $735.5 million as of March 31, 2021 and December 31, 2020, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 16 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the three months ended March 31, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Debt Securities Held-To-Maturity
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—

Initial CECL reserve on January 1, 2020	445	—	—	—	445
Increase in CECL reserve	4,677	—	—	—	4,677

CECL reserve as of March 31, 2020	$5,122	$—	$—	$—	$5,122

CECL reserve as of December 31, 2020	$1,723	$—	$—	$—	$1,723
Decrease in CECL reserve	(834)	—	—	—	(834)

CECL reserve as of March 31, 2021	$889	$—	$—	$—	$889

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our initial CECL reserve of $445,000 against our debt securities held-to-maturity,
recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2021 and 2020, we recorded a decrease of $834,000 and an increase of $4.7 million, respectively, in the expected credit loss reserve against our debt securities held-to-maturity,
bringing our total CECL reserve to $889,000 and $5.1 million, as of March 31, 2021 and 2020, respectively. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2021	December 31, 2020
Accrued dividends payable	$91,159	$91,004
Accrued interest payable	22,116	20,548
Accrued management and incentive fees payable	19,207	19,158
Derivative liabilities	13,466	58,915
Current expected credit loss reserve for unfunded loan commitments (1)	11,021	10,031
Secured debt repayments pending servicer remittance (2)	6,338	—
Accounts payable and other liabilities	3,784	2,671

Total	$167,091	$202,327
____________ _

(1)	Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
(2)	Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2021, we had unfunded commitments of $3.5 billion related to 79 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 18 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three months ended March 31, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	—	3,263
Increase in CECL reserve	16,992	2,219	62	—	19,273

CECL reserve as of March 31, 2020	$19,793	$2,672	$71	$—	$22,536

CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Increase (decrease) in CECL reserve	216	778	(4)	—	990

CECL reserve as of March 31, 2021	$7,169	$3,772	$80	$—	$11,021

Our initial CECL reserve of $3.3 million against our unfunded loan commitments, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2021 and 2020, we recorded an increase of $990,000 and $19.3 million, respectively, in the expected credit loss reserve against our unfunded loan commitments, bringing our total CECL reserve to $11.0 million and $22.5 million, as of March 31, 2021 and 2020, respectively. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

5. SECURED DEBT AGREEMENTS, NET
Our secured debt agreements include secured credit facilities and a revolving credit agreement. The following table details our secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2021	December 31, 2020
Secured credit facilities	$8,142,728	$7,896,863
Revolving credit agreement	—	—

Total secured debt agreements	$8,142,728	$7,896,863

Deferred financing costs (1)	(17,941)	(16,327)

Net book value of secured debt	$8,124,787	$7,880,536

________
(1)
Costs incurred in connection with our secured debt agreements are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related agreement.

Secured Credit Facilities
The following table details our secured credit facilities as of March 31, 2021 ($ in thousands):

	March 31, 2021
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)

Barclays	$1,679,748	$1,523,419	$156,329	$2,156,809
Deutsche Bank	1,604,238	1,498,113	106,125	2,494,076
Wells Fargo	1,424,351	1,190,799	233,552	1,885,248
Citibank	981,763	815,675	166,088	1,277,834
Goldman Sachs	598,435	598,435	—	806,252
Bank of America	468,061	468,061	—	658,692
JP Morgan	453,589	409,236	44,353	610,048
Morgan Stanley	531,877	404,877	127,000	854,924
MetLife	284,900	284,900	—	356,125
Santander	259,590	259,590	—	324,488
Société Générale	240,338	240,338	—	309,894
US Bank - Multi. JV (3)	234,864	231,395	3,469	293,580
Goldman Sachs - Multi. JV (3)	217,890	217,890	—	294,101
Bank of America- Multi. JV (3)	—	—	—	—

	$8,979,644	$8,142,728	$836,916	$12,322,071

____________ _

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The weighted-average outstanding balance of our secured credit facilities was $7.9 billion for the three months ended March 31, 2021. As of March 31, 2021, we had aggregate borrowings of $8.1 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.65% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.84% per annum, and a weighted-average advance rate of 73.1%. As of March 31, 2021, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.1 years.
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

The weighted-average outstanding balance of our secured credit facilities was $8.1 billion for the three months ended December 31, 2020. As of December 31, 2020, we had aggregate borrowings of $7.9 billion outstanding under our secured credit facilities, with a weighted-average cash coupon of LIBOR plus 1.63% per annum, a weighted-average all-in
cost of credit, including associated fees and expenses, of LIBOR plus 1.83% per annum, and a weighted-average advance rate of 72.8%. As of December 31, 2020, outstanding borrowings under these facilities had a weighted-average maturity, including extension options, of 3.0 years.
Borrowings under each facility are subject to the initial approval of eligible collateral loans by the lender and the maximum advance rate and pricing rate of individual advances are determined with reference to the attributes of the respective collateral loan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following tables outline the key terms of our secured credit facilities as of March 31, 2021:

Lender	Currency	Guarantee (1)	Margin Call (2)	Term/Maturity
Barclays	$ / £ / € / kr	25%	Collateral marks only	Term matched (6)
Deutsche Bank	$ / €	67% (4)	Collateral marks only	Term matched (6)
Wells Fargo	$ / C$	25% (5)	Collateral marks only	Term matched (6)
Citibank	$ / £ / € /A$ / C$	25%	Collateral marks only	Term matched (6)
Goldman Sachs	$ / £ / €	25%	Collateral marks only	Term matched (6)
Bank of America		$50%	Collateral marks only	May 21, 2024 (7)
JP Morgan	$ / £	43%	Collateral marks only	January 7, 2024 (8)
Morgan Stanley	$ / £ / €	25%	Collateral marks only	September 29, 2025 (9)
MetLife		$72%	Collateral marks only	September 23, 2025 (10)
Santander		€50%	Collateral marks only	Term matched (6)
Société Générale	$ / £ / €	25%	Collateral marks only	Term matched (6)
US Bank - Multi. JV (3)		$25%	Collateral marks only	Term matched (6)
Goldman Sachs - Multi. JV (3)		$25%	Collateral marks only	July 12, 2022 (11)
Bank of America - Multi. JV (3)		$43%	Collateral marks only	July 19, 2023 (12)
___________

(1)	Other than amounts guaranteed based on specific collateral asset types, borrowings under our credit facilities are non-recourse to us.
(2)	Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks.
(3)	These facilities finance the loan investments of our consolidated Multifamily Joint Venture. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
(4)	Specific borrowings outstanding of $845.4 million are 100% guaranteed. The remainder of the credit facility borrowings are 25% guaranteed.
(5)	In addition to the 25% guarantee across all borrowings, there is an incremental guarantee of $136.8 million related to $182.5 million of specific borrowings outstanding.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the floating benchmark rates for our secured credit facilities as of March 31, 2021 ($/€/£/kr/A$/C$ in thousands):

Currency	Potential Borrowings (1)	Outstanding Borrowings	Floating Rate Index (2)	Spread	Advance Rate (3)
$	$ 4,940,277	$ 4,110,711	USD LIBOR	L + 1.68%	73.2%
€	€ 2,029,930	€ 2,023,664	EURIBOR	E + 1.44%	72.8%
£	£ 827,379	£ 827,379	GBP LIBOR	L + 1.95%	71.6%
kr	kr 2,514,364	kr 2,514,364	STIBOR	STIBOR + 1.60%	80.0%
A$	A$ 236,187	A$ 236,187	BBSY	BBSY + 1.91%	72.5%
C$	C$ 63,334	C$ 63,334	CDOR	CDOR + 1.78%	75.8%

	$ 8,979,644	$ 8,142,728		INDEX + 1.65%	73.1%

__________

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
During the three months ended March 31, 2021, we had no borrowings under the revolving credit agreement and we recorded interest expense of $300,000, including $81,000 of amortization of deferred fees and expenses.
During the three months ended December 31, 2020, we had no borrowings under the revolving credit agreement and we recorded interest expense of $317,000, including $93,000 of amortization of deferred fees and expenses.
Debt Covenants
The guarantees related to our secured debt agreements contain the following financial covenants: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.0 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to March 31, 2021; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2021 and December 31, 2020, we were in compliance with these covenants. These financial covenants also apply to our asset-specific debt agreements. Refer to Note 7 for information regarding our asset-specific financings. Refer to Note 8 for information regarding financial covenants contained in the agreements governing our senior secured term loan facility.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, which include the 2020 FL3 CLO, 2020 FL2 CLO, and 2017 FL1 CLO, or collectively, the CLOs. We have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The CLOs and the 2017 Single Asset Securitization have issued securitized debt obligations that are non-recourse
to us. The CLOs and the 2017 Single Asset Securitization are consolidated in our financial statements. Refer to Note 16 for further discussion of our CLOs and 2017 Single Asset Securitization.
The following tables detail our securitized debt obligations ($ in thousands):

	March 31, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 FL3 Collateralized Loan Obligation
Collateral assets	23	$1,000,000	$1,000,000	L+3.08%	March 2024
Financing provided	1	808,750	801,672	L+2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	27	1,500,000	1,500,000	L+3.15%	March 2024
Financing provided	1	1,243,125	1,234,189	L+1.43%	February 2038
2017 FL1 Collateralized Loan Obligation
Collateral assets	14	617,481	617,481	L+3.54%	February 2023
Financing provided	1	434,981	434,451	L+1.89%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	619,711	619,494	L+3.57%	June 2023
Financing provided	1	404,929	404,929	L+1.63%	June 2033
Total
Collateral assets	65	$3,737,192	$3,736,975	L+3.26%

Financing provided (4)	4	$2,891,785	$2,875,241	L+1.72%

____________

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2021, we recorded $12.1 million of interest expense related to our securitized debt obligations.

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

____________

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

7. ASSET-SPECIFIC DEBT AGREEMENTS, NET
The following tables detail our asset-specific debt agreements ($ in thousands):

	March 31, 2021
Asset-Specific Debt Agreements	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	4	$566,170	$552,989	L+4.62%	Dec. 2023
Financing provided	4	$438,433	$430,448	L+3.43%	Dec. 2023

	December 31, 2020
Asset-Specific Debt Agreements	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	4	$512,794	$499,085	L+4.65%	Oct. 2023
Financing provided	4	$399,699	$391,269	L+3.48%	Oct. 2023
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

8. SECURED TERM LOANS, NET
During the three months ended March 31, 2021, we increased our borrowings under our 2019 senior secured term loan facility by
$200.0 million. As of March 31, 2021, the following senior secured term loan facilities, or Secured Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$937,012	L+2.25%	L+2.53%	April 23, 2026
2020 Term Loan	$322,563	L+4.75%	L+5.60%	April 23, 2026
____________

(1)	The 2020 Term Loan includes a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
The 2019 and 2020 Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate principal balance due in quarterly installments. The issue discount and transaction expenses on the 2019 Term Loan were $3.1 million and $12.3 million, respectively, which will be amortized into interest expense over the life of the 2019 Term Loan. The issue discount and transaction expenses of the 2020 Term Loan were $9.6 million and
$3.8 million, respectively, which will be amortized into interest expense over the life of the 2020 Term Loan.
The following table details the net book value of our Secured Term Loans on our consolidated balance sheets ($ in thousands):

	March 31, 2021	December 31, 2020
Face value	$1,259,575	$1,062,766
Unamortized discount	(10,819)	(9,807)
Deferred financing costs	(12,948)	(11,255)

Net book value	$1,235,808	$1,041,704

The guarantee under our Secured Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2021 and December 31, 2020, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Secured Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

9. CONVERTIBLE NOTES, NET
As of March 31, 2021, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023
____________

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)
Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of March 31, 2021.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.00 on March 31, 2021 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2021	December 31, 2020
Face value	$622,500	$622,500
Unamortized discount	(4,922)	(5,715)
Deferred financing costs	(336)	(396)

Net book value	$617,242	$616,389

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cash coupon	$7,015	$7,015
Discount and issuance cost amortization	852	811

Total interest expense	$7,867	$7,826

Accrued interest payable for the Convertible Notes was $7.8 million and $6.0 million, as of March 31, 2021 and December 31, 2020, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)

Interest Rate Caps	2	C$	38,293	1.0%	CDOR	0.6

December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)

Interest Rate Caps	2	C$	38,293	1.0%	CDOR	0.8
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2021, we estimate that an additional $10,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
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
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

March 31, 2021				December 31, 2020
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell EUR Forward	5		€759,102	Buy USD / Sell EUR Forward	8		€754,722
Buy USD / Sell SEK Forward	2	kr	628,600	Buy USD / Sell GBP Forward	4		£372,487
Buy USD / Sell GBP Forward	4		£460,262	Buy USD / Sell AUD Forward	1	A$	92,800
Buy USD / Sell AUD Forward	1	A$	92,800	Buy USD / Sell CAD Forward	1	C$	26,200
Buy USD / Sell CAD Forward	1	C$	20,800
Non-designated
Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated
hedges of foreign currency risk (notional amount in thousands):

March 31, 2021				December 31, 2020
	Number of	Notional			Number of	Notional
Non-designated Hedges	Instruments	Amount		Non-designated Hedges	Instruments	Amount

Buy EUR / Sell GBP Forward	1		£146,207	Buy EUR / Sell GBP Forward	2	£146,207
Buy GBP / Sell EUR Forward	1		€8,410	Buy USD / Sell EUR Forward	1	€8,410
Buy USD / Sell EUR Forward	1		€8,410
Buy EUR / Sell USD Forward	1		€8,410
Buy USD / Sell CAD Forward	1	C$	4,200
Buy CAD / Sell USD Forward	1	C$	4,200

Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

			Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
			Three Months	Three Months
Foreign Exchange Contracts	Location of Income		Ended	Ended
in Hedging Relationships	(Expense) Recognized		March 31, 2021	March 31, 2020
Designated Hedges	Interest Income	(1)	$2,049	$—
Non-Designated Hedges	Interest Income	(1)	(275)	—
Non-Designated Hedges	Interest Expense	(2)	(9,328)	(1,154)

Total			$(7,554)	$(1,154)

____________
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	$30,948	$521	$4,517	$55,758
Interest rate derivatives	—	1	—	—

Total	$30,948	$522	$4,517	$55,758

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$841	$—	$8,949	$3,157
Interest rate derivatives	—	—	—	—

Total	$841	$—	$8,949	$3,157

Total Derivatives	$31,789	$522	$13,466	$58,915

____________
(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss)		Amount of Gain (Loss) Reclassified from Accumulated OCI into Net Income
	Three Months Ended		Reclassified from		Three Months Ended
	March 31,		Accumulated		March 31,
Derivatives in Hedging Relationships	2021	2020	OCI into Income		2021	2020
Net Investment Hedges
Foreign exchange contracts (1)	$35,070	$104,086	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	—	(67)	Interest Expense	(2)	(1)	28

Total	$35,070	$104,019			$(1)	$28

____________

(1)
During the three months ended March 31, 2021 and 2020, we paid net cash settlements of $49.2 million and received net cash settlements of $61.7 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets
.

(2)
During the three months ended March 31, 2021 we recorded total interest and related expenses of $78.4 million, which included $1,000 related to our cash flow hedges. During the three months ended March 31, 2020 we recorded total interest and related expenses of $104.2 million, which was reduced by $28,000 related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2021, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty and did not have any collateral posted under these derivative contracts. As of December 31, 2020, we were in a net liability position with each such derivative counterparty and posted collateral of $51.1 million under these derivative contracts.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

11. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2021, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2021 and December 31, 2020
.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding (1)	2021	2020
Beginning balance	147,086,722	135,263,728
Issuance of class A common stock (2)	515	325
Issuance of restricted class A common stock, net (3)	250,536	351,333
Issuance of deferred stock units	11,437	7,983

Ending balance	147,349,210	135,623,369

____________

(1)	Includes 318,128 and 268,049 deferred stock units held by members of our board of directors as of March 31, 2021 and 2020, respectively.
(2)	Represents 515 and 325 shares issued under our dividend reinvestment program during the three months ended March 31, 2021 and 2020, respectively.
(3)
Includes 13,273 and 249 shares of restricted class A common stock forfeited under our stock-based incentive plans during the three months ended March 31, 2021 and 2020, respectively. See Note 14 for further discussion of our stock-based incentive plans.

Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2021 and 2020, we issued 515 shares and 325 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2021, a total of 9,991,459 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2021 and 2020, we did not sell any shares of our class A common stock under ATM Agreements. As of March 31, 2021, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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
On March 15, 2021, we declared a dividend of $0.62 per share, or $91.2 million in aggregate, that was paid on April 15, 2021 to stockholders of record as of March 31, 2021. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Dividends declared per share of common stock	$0.62	$0.62
Total dividends declared	$91,159	$83,920
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
The following table sets forth the calculation of basic and diluted net income (loss) per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Net income (loss) (1)	$79,902	$(53,350)
Weighted-average shares outstanding, basic and diluted	147,336,936	135,619,264

Per share amount, basic and diluted	$0.54	$(0.39)

____________
(1)	Represents net income (loss) attributable to Blackstone Mortgage Trust.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of March 31, 2021, total accumulated other comprehensive income was $11.3 million, primarily representing $39.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $28.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2020, total accumulated other comprehensive income was $11.2 million, primarily representing (i) $6.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, and (ii) $4.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2021, our Multifamily Joint Venture’s total equity was $140.5 million, of which $119.4 million was owned by us, and $21.1 million was allocated to non-controlling
interests. As of December 31, 2020, our Multifamily Joint Venture’s total equity was $121.1 million, of which $102.9 million was owned by us, and $18.2 million was allocated to non-controlling
interests.
12. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.
Management and Incentive Fees
Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our outstanding equity balance, as defined in the Management Agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous 12-month period over (b) an amount equal to 7.00% per annum multiplied by our outstanding Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) certain non-cash
items, and (v) incentive management fees.
During the three months ended March 31, 2021 and 2020, we incurred $15.6 million and $14.5 million, respectively, of management fees payable to our Manager. In addition, during the three months ended March 31, 2021 and 2020, we incurred $3.6 million and $4.8 million, respectively, of incentive fees payable to our Manager.
As of both March 31, 2021 and December 31, 2020 we had accrued management and incentive fees payable to our Manager of $19.2 million.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Professional services (1)	$1,819	$1,662
Operating and other costs (1)	693	1,451

Subtotal	2,512	3,113
Non-cash compensation expenses
Restricted class A common stock earned	7,960	8,553
Director stock-based compensation	125	125

Subtotal	8,085	8,678

Total general and administrative expenses	$10,597	$11,791

____________

(1)	During the three months ended March 31, 2021 and 2020, we recognized an aggregate $235,000 and $376,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2021 and December 31, 2020, we were in compliance with all REIT requirements.
Securitization transactions could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. Certain categories of stockholders, however, such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt
stockholders that are subject to unrelated business income tax, or UBTI, could be subject to increased taxes on a portion of their dividend income from us that is attributable to the taxable mortgage pool. We have no
t made UBTI distributions to our common stockholders and do not intend to make such UBTI distributions in the future.
During the three months ended March 31, 2021 and 2020, we recorded a current income tax provision of $101,000 and $149,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2021 or December 31, 2020.

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
As of March 31, 2021, tax years
2017 through 2020
remain subject to examination by taxing authorities.
14. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2021, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of March 31, 2021. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2021, there were 2,001,125 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2020	1,627,890	$33.14
Granted	263,809	26.16
Vested	(170,942)	35.21
Forfeited	(13,273)	32.61

Balance as of March 31, 2021	1,707,484	$31.86

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,707,484 shares of restricted class A common stock outstanding as of March 31, 2021 will vest as follows: 793,646 shares will vest in 2021; 632,999 shares will vest in 2022; and 280,839 shares will vest in 2023. As of March 31, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $49.9 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from March 31, 2021.
15. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$31,789	$—	$31,789	$—	$522	$—	$522
Liabilities
Derivatives	$—	$13,466	$—	$13,466	$—	$58,915	$—	$58,915
Refer to Note 2 for further discussion regarding fair value measurement.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2021			December 31, 2020
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$280,126	$280,126	$280,126	$289,970	$289,970	$289,970
Loans receivable, net	16,888,002	17,143,102	16,954,287	16,399,166	16,652,824	16,447,192
Debt securities held-to-maturity (1)	76,708	79,200	73,667	75,722	79,200	70,127
Financial liabilities
Secured debt agreements, net	8,124,787	8,142,728	8,142,728	7,880,536	7,896,863	7,896,863
Securitized debt obligations, net	2,875,241	2,891,785	2,890,537	2,922,499	2,940,638	2,923,489
Asset-specific debt agreements, net	430,448	438,433	438,433	391,269	399,699	399,699
Secured term loans, net	1,235,808	1,259,575	1,250,356	1,041,704	1,062,766	1,053,060
Convertible notes, net	617,242	622,500	639,223	616,389	622,500	621,568

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	March 31, 2021	December 31, 2020
Assets:
Loans receivable	$3,544,063	$3,520,130
Current expected credit loss reserve	(13,623)	(13,454)

Loans receivable, net	3,530,440	3,506,676
Other assets	8,301	81,274

Total assets	$3,538,741	$3,587,950

Liabilities:
Securitized debt obligations, net	$2,875,241	$2,922,499
Other liabilities	2,035	2,104

Total liabilities	$2,877,276	$2,924,603

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
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate position we own as a held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $76.7 million as of March 31, 2021.
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
As of both March 31, 2021 and December 31, 2020, our consolidated balance sheets included $19.2 million of accrued management and incentive fees payable to our Manager. During the three months ended March 31, 2021, we paid aggregate management and incentive fees of $19.2 million to our Manager, compared to $20.2 million during the same period of 2020. In addition, during the three months ended March 31, 2021, we reimbursed our Manager for expenses incurred on our behalf of $40,000 compared to $218,000 during the same period of 2020.
As of March 31, 2021, our Manager held 856,243 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $27.2 million, and vest in installments over three years from the date of issuance. During the three months ended March 31, 2021 and 2020, we recorded non-cash
expenses related to shares held by our Manager of $4.0 million and $4.3 million, respectively. Refer to Note 14 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the three months ended March 31, 2021 or 2020.
During the three months ended March 31, 2020, we originated two loans whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions. There were no similar transactions during the three months ended March 31, 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

During the three months ended March 31, 2021 and 2020, we incurred $100,000 and $133,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager.
In the first quarter of 2021, we acquired an SEK 5.0 billion interest in a total SEK 10.2 billion senior loan to a borrower that is wholly owned by a Blackstone-advised
i
nvestment vehicle. We will forgo all
non-economic
rights under the loan, including voting rights, so long as we are an affiliate of the borrower. The senior loan terms were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms.
In the first quarter of 2021, a Blackstone-advised investment vehicle acquired an aggregate $5.5 million participation, or 3%, of the $200 million increase to our 2019 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $200,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
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
18. COMMITMENTS AND CONTINGENCIES
Impact of
COVID-19
As further discussed in Note 2, the full extent of the impact of
COVID-19
on the global economy generally, and our business in particular, is uncertain. As of March 31, 2021, no contingencies have been recorded on our consolidated balance sheet as a result of
COVID-19,
however as the global pandemic
continues and if
the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of
COVID-19.
Unfunded Commitments Under Loans Receivable
As of March 31, 2021, we had unfunded commitments of $3.5 billion related to 79 loans receivable. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 73.1% for such financed loans, resulting in identified financing for $2.4 billion of our aggregate unfunded loan commitments as of March 31, 2021. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.2 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2021 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year	Years	Years	5 Years
Principal repayments under secured debt agreements (1)	$8,142,728	$487,802	$2,909,143	$4,052,182	$693,601
Principal repayments under asset-specific debt agreements (1)	438,433	—	316,437	121,996	—
Principal repayments of secured term loans (2)	1,259,575	12,763	25,526	25,526	1,195,760
Principal repayments of convertible notes (3)	622,500	—	622,500	—	—

Total (4)	$10,463,236	$500,565	$3,873,606	$4,199,704	$1,889,361

____________

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
(4)
Total does not include $2.9 billion of consolidated securitized debt obligations, $616.5 million of non-consolidated
securitized debt obligations, and $889.9 million of
non-consolidated
senior interests, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of March 31, 2021, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.
In April 2021, our board of directors approved changes to the compensation of our five independent directors which will be effective July 1, 2021. The other three board members, including our chairman and our chief executive officer, will continue to serve as directors without compensation for such service. These changes will increase the annual compensation of our directors from $175,000 to $210,000, of which $95,000 will be paid in cash and $115,000 will be paid in the form of deferred stock units or, beginning in 2022, at their election, restricted equity awards. In addition, (i) the annual cash compensation for the chair of our compensation committee will increase
f
rom $10,000 to $15,000 and (ii) the members of our investment risk management committee will receive additional annual cash compensation of $7,500.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.

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
In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form
10-K
for the year ended December 31, 2020 and elsewhere in this quarterly report on Form
10-Q.
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
Recent Developments
As of March 31, 2021, the novel coronavirus, or
COVID-19,
pandemic is ongoing. During 2020, the
COVID-19
pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus.
The outbreak of
COVID-19
and its impact on the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our financial condition, results of operations, liquidity, and ability to pay distributions. Countries around the world continue to grapple with the economic impacts of the
COVID-19
pandemic. Although a recovery is partially underway, it continues to be gradual, uneven and characterized by meaningful dispersion across sectors and regions, and could be hindered by persistent or resurgent infection rates. The most recent round of U.S. fiscal stimulus could provide meaningful support, along with continued accommodative monetary policy and wider distribution of vaccines. Issues with respect to the distribution and acceptance of vaccines or the spread of new variants of the virus could adversely impact the recovery. Overall, there remains significant uncertainty regarding the timing and duration of the economic recovery, which precludes any prediction as to the ultimate adverse impact of
COVID-19
on economic and market conditions. For additional discussion with respect to the potential impact of the
COVID-19
pandemic on our liquidity and capital resources, see “Liquidity and Capital Resources” below.

I. Key Financial Measures and Indicators

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended March 31, 2021 we recorded earnings per share of $0.54, declared a dividend of $0.62 per share, and reported $0.59 per share of Distributable Earnings. In addition, our book value as of March 31, 2021 was $26.35 per share, which is net of a $1.25 cumulative CECL reserve.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2021	December 31, 2020
Net income (1)	$79,902	$83,616
Weighted-average shares outstanding, basic and diluted	147,336,936	146,675,431

Net income per share, basic and diluted	$0.54	$0.57

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust.
Distributable Earnings
Distributable Earnings is a
non-GAAP
measure, which we define as GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding
(i) non-cash
equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), and (iv) certain non-cash
items. Distributable Earnings may also be adjusted from time to time to exclude one-time
events pursuant to changes in GAAP and certain other
non-cash
charges as determined by our Manager, subject to approval by a majority of our independent directors. Distributable Earnings mirrors the terms of our management agreement between our Manager and us, or our Management Agreement, for purposes of calculating our incentive fee expense.
During the three months ended March 31, 2021, we recorded a $1.3 million decrease in the CECL reserve, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability
may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2021	December 31, 2020
Net income (1)	$79,902	$83,616
Decrease in current expected credit loss reserve	(1,293)	(5,813)
Non-cash compensation expense	8,085	8,554
Realized hedging and foreign currency income, net (2)	172	582
Other items	130	921
Adjustments attributable to non-controlling interests, net	(47)	74

Distributable Earnings	$86,949	$87,934

Weighted-average shares outstanding, basic and diluted	147,336,936	146,675,431

Distributable Earnings per share, basic and diluted	$0.59	$0.60

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)
Represents realized gains on the repatriation of unhedged foreign currency. These amounts are not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2021	December 31, 2020
Stockholders’ equity	$3,883,023	$3,886,067
Shares
Class A common stock	147,031,082	146,780,031
Deferred stock units	318,128	306,691

Total outstanding	147,349,210	147,086,722

Book value per share	$26.35	$26.42

II. Loan Portfolio

During the quarter ended March 31, 2021, we originated or acquired $1.7 billion of loans. Loan fundings during the quarter totaled $1.5 billion, including $86.6 million of non-consolidated
senior interests. Loan repayments and sales during the quarter totaled $798.8 million, including $684,000 of non-consolidated
senior interests. We generated interest income of $187.5 million and incurred interest expense of $78.4 million during the quarter, which resulted in $109.2 million of net interest income during the three months ended March 31, 2021.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	December 31, 2020
Loan originations (1)	$1,735,129	$228,900
Loan fundings (2)	$1,491,682	$478,464
Loan repayments and sales (3)	(798,839)	(561,740)

Total net fundings (repayments)	$692,843	$(83,276)

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)
Loan fundings during the three months ended March 31, 2021 and December 31, 2020 include $86.6 million and $71.3 million, respectively, of additional fundings under related non-consolidated
senior interests.

(3)
Loan repayments during the three months ended March 31, 2021 and December 31, 2020 include $684,000 and $647,000, respectively, of additional repayments or reduction of loan exposure under related non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of March 31, 2021 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	121	121	1	122
Principal balance	$17,143,102	$18,033,021	$695,718	$18,728,739
Net book value	$16,888,002	$16,888,002	$76,708	$16,964,710
Unfunded loan commitments (4)	$3,457,326	$4,173,639	$—	$4,173,639
Weighted-average cash coupon (5)	L + 3.23%	L + 3.28%	L + 2.75%	L + 3.27%
Weighted-average all-in yield (5)	L + 3.56%	L + 3.62%	L + 3.10%	L + 3.60%
Weighted-average maximum maturity (years) (6)	3.1	3.1	4.2	3.1
Origination loan to value (LTV) (7)	65.4%	65.4%	42.6%	64.5%

(1)
Excludes investment exposure to the $79.2 million subordinate position we own in the $695.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $889.9 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $695.7 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, STIBOR, BBSY, and CDOR, as applicable to each investment. As of March 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $14.6 billion of such investments earned interest based on floors that are above the applicable index. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of March 31, 2021, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of March 31, 2021, 37% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 63% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the floating benchmark rates for our investment portfolio as of March 31, 2021 ($/€/£/kr/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio		Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
95	$		$12,743,456	USD LIBOR	L + 3.23%	L + 3.55%
8	€		€2,624,520	EURIBOR	E + 2.94%	E + 3.24%
14	£		£1,619,531	GBP LIBOR	L + 3.86%	L + 4.26%
1	kr	kr	3,142,955	STIBOR	STIBOR + 3.20%	S + 3.41%
2	A$	A$	325,650	BBSY	BBSY + 4.03%	BBSY + 4.47%
2	C$	C$	84,265	CDOR	CDOR + 3.79%	CDOR + 4.19%

122			$18,728,739		INDEX + 3.27%	INDEX + 3.60%

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

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of March 31, 2021:

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan
basis.

Portfolio Management
During the three months ended March 31, 2021, we collected 100.0% of the contractual interest payments that were due under our loans, with virtually no interest deferrals, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. We are generally encouraged by our borrowers’ response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average

LTV of 64.5% as of March 31, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 3.0 as of both March 31, 2021 and December 31, 2020.
The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	7	$679,670	$681,516
2	19	2,567,527	2,581,715
3	79	10,515,383	11,460,179
4	14	2,960,287	2,970,875
5	2	337,235	338,736
Loans receivable	121	$17,060,102	$18,033,021

CECL reserve		(172,100)

Loans receivable, net		$16,888,002

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $889.9 million of such non-consolidated
senior interests as of March 31, 2021.

(2)
Excludes investment exposure to the $695.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
During the three months ended March 31, 2021, we recorded an aggregate $1.3 million decrease in the current expected credit loss reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total CECL reserve to $184.0 million as of March 31, 2021. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
During 2020, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP. During the three months ended June 30, 2020, we recorded a $14.8 million CECL reserve on this loan, which was unchanged as of March 31, 2021. This loan has an outstanding principal balance of $52.4 million, net of cost-recovery proceeds, as of March 31, 2021. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of March 31, 2021.
During 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. During the three months ended June 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which was unchanged as of March 31, 2021. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of March 31, 2021. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of March 31, 2021.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.7 million, as of March 31, 2021. No income was recorded on these loans during the three months ended March 31, 2021.
Multifamily Joint Venture
As of March 31, 2021, our Multifamily Joint Venture held $587.7 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt agreements, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	March 31, 2021	December 31, 2020
Secured debt agreements	$8,142,728	$7,896,863
Securitizations (1)	3,508,303	3,596,980
Asset-specific financings (2)	1,328,352	1,201,495

Total portfolio financing	$12,979,383	$12,695,338

(1)
Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated
securitized debt obligations of $616.5 million, as of March 31, 2021. Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated
securitized debt obligations of $656.3 million, as of December 31, 2020. The non-consolidated
securitized debt obligation represents the senior
non-consolidated
investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity
debt security on our balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(2)
Includes our consolidated asset-specific debt agreements of $438.4 million and our non-consolidated
senior interests of $889.9 million, as of March 31, 2021. Includes our consolidated asset-specific debt agreements of $399.7 million and our non-consolidated
senior interests of $801.8 million, as of December 31, 2020. The non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Debt Agreements
The following table details our outstanding secured debt agreements ($ in thousands):

	Secured Debt Agreements
	Borrowings Outstanding
	March 31, 2021	December 31, 2020
Secured credit facilities	$8,142,728	$7,896,863
Revolving credit agreement	—	—

Total secured debt agreements	$8,142,728	$7,896,863

Secured Credit Facilities
The following table details our secured credit facilities ($ in thousands):

	March 31, 2021
	Credit Facility Borrowings			Collateral
Lender	Potential (1)	Outstanding	Available (1)	Assets (2)
Barclays	$1,679,748	$1,523,419	$156,329	$2,156,809
Deutsche Bank	1,604,238	1,498,113	106,125	2,494,076
Wells Fargo	1,424,351	1,190,799	233,552	1,885,248
Citibank	981,763	815,675	166,088	1,277,834
Goldman Sachs	598,435	598,435	—	806,252
Bank of America	468,061	468,061	—	658,692
JP Morgan	453,589	409,236	44,353	610,048
Morgan Stanley	531,877	404,877	127,000	854,924
MetLife	284,900	284,900	—	356,125
Santander	259,590	259,590	—	324,488
Société Générale	240,338	240,338	—	309,894
US Bank - Multi. JV (3)	234,864	231,395	3,469	293,580
Goldman Sachs - Multi. JV (3)	217,890	217,890	—	294,101
Bank of America - Multi. JV (3)	—	—	—	—

	$8,979,644	$8,142,728	$836,916	$12,322,071

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

Revolving Credit Agreement
We have a $250.0 million full recourse secured revolving credit agreement with Barclays that is designed to finance first mortgage originations for up to nine months as a bridge to term financing or syndication. Advances under the agreement are subject to availability under a specified borrowing base and accrue interest at a per annum pricing rate equal to the sum of (i) an applicable base rate or Eurodollar rate and (ii) an applicable margin, in each case, dependent on the applicable type of loan collateral. The maturity date of the facility is April 4, 2023. As of March 31, 2021, we had no outstanding borrowings under the agreement.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	March 31, 2021	December 31, 2020
Securitized debt obligations	$2,891,785	$2,940,638
Non-consolidated securitized debt obligation (1)	616,518	656,342

Total securitizations	$3,508,303	$3,596,980

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

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2020 FL3 CLO, 2020 FL2 CLO, and 2017 FL1 CLO, or collectively, the CLOs. We have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The following table details our securitized debt obligations ($ in thousands):

	March 31, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Term (2)
2020 FL3 Collateralized Loan Obligation
Collateral assets	23	$1,000,000	$1,000,000	L+3.08%	March 2024
Financing provided	1	808,750	801,672	L+2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	27	1,500,000	1,500,000	L+3.15%	March 2024
Financing provided	1	1,243,125	1,234,189	L+1.43%	February 2038
2017 FL1 Collateralized Loan Obligation
Collateral assets	14	617,481	617,481	L+3.54%	February 2023
Financing provided	1	434,981	434,451	L+1.89%	June 2035
2017 Single Asset Securitization
Collateral assets (3)	1	619,711	619,494	L+3.57%	June 2023
Financing provided	1	404,929	404,929	L+1.63%	June 2033
Total
Collateral assets	65	$3,737,192	$3,736,975	L+3.26%

Financing provided (4)	4	$2,891,785	$2,875,241	L+1.72%

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

(3)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(4)	During the three months ended March 31, 2021, we recorded $12.1 million of interest expense related to our securitized debt obligations.
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

	March 31, 2021
Non-Consolidated Securitized Debt Obligation	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	1	$695,718	n / a	L+3.10%	June 2025
Financing provided	1	$616,518	n / a	L+2.39%	June 2035
____________

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts.
(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of non-consolidated
securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings
	Outstanding Principal Balance
	March 31, 2021	December 31, 2020
Asset-specific debt agreements	$438,433	$399,699
Non-consolidated senior interests (1)	889,919	801,796

Total asset-specific financings	$1,328,352	$1,201,495

____________

(1)
These
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Asset-Specific Debt Agreements
The following table details our asset-specific debt agreements ($ in thousands):

	March 31, 2021
Asset-Specific Debt Agreements	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	4	$566,170	$552,989	L+4.62%	Dec. 2023
Financing provided	4	$438,433	$430,448	L+3.43%	Dec. 2023
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
non-consolidated
senior interests ($ in thousands):

	March 31, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term
Total loan	5	$1,112,688	n / a	5.73%	Jul. 2024
Senior participation	5	$889,919	n / a	4.42%	Jul. 2024
____________
(1)
Our floating rate loans and related liabilities were indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, all-in
yield/cost includes the amortization of deferred fees / financing costs.

Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing
	Outstanding Principal Balance
	March 31, 2021	December 31, 2020
Secured term loans	$1,259,575	$1,062,766
Convertible notes	622,500	622,500

Total corporate financing	$1,882,075	$1,685,266

Secured Term Loans
As of March 31, 2021, the following senior secured term loan facilities, or Secured Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
2019 Term Loan	$937,012	L+2.25%	L+2.53%	April 23, 2026
2020 Term Loan	$322,563	L+4.75%	L+5.60%	April 23, 2026
____________

(1)	The 2020 Term Loan borrowing is subject to a LIBOR floor of 1.00%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Secured Term Loans.
Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Secured Term Loans.

Convertible Notes
As of March 31, 2021, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023
____________

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of March 31, 2021, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our investment portfolio’s net exposure to interest rates by currency as of March 31, 2021 ($/€/£/kr/A$/C$ in thousands):

	USD	EUR	GBP	SEK	AUD		CAD
Floating rate loans (1)(2)	$12,743,456	€2,787,970	£1,238,167	kr 3,142,955	A$	325,650	C$	59,297
Floating rate debt (1)(3)	(9,408,612)	(2,023,664)	(827,379)	(2,514,364)		(236,187)		(63,334)

Net floating rate exposure (4)	$3,334,844	€764,306	£410,788	kr 628,591	A$	89,463	C$	(4,037)

____________

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

(3)	Includes borrowings under secured debt agreements, securitizations, asset-specific financings, and secured term loans.
(4)	In addition, we have two interest rate caps of C$38.3 million ($30.5 million as of March 31, 2021) to limit our exposure to increases in interest rates.

III. Our Results of Operations

Operating Results
In the first quarter of 2021, we elected to update the consolidated results of operations disclosure to compare the operating results for the current quarter to the immediately preceding sequential quarter. This comparison provides a more relevant and informative representation of the changes to our results of operations over time. The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2021	December 31, 2020	$
Income from loans and other investments
Interest and related income	$187,524	$188,851	$(1,327)
Less: Interest and related expenses	78,372	79,401	(1,029)

Income from loans and other investments, net	109,152	109,450	(298)
Other expenses
Management and incentive fees	19,207	19,158	49
General and administrative expenses	10,597	11,551	(954)

Total other expenses	29,804	30,709	(905)
Decrease in current expected credit loss reserve	1,293	5,813	(4,520)

Income before income taxes	80,641	84,554	(3,913)
Income tax provision	101	131	(30)

Net income	80,540	84,423	(3,883)

Net income attributable to non-controlling interests	(638)	(807)	169

Net income attributable to Blackstone Mortgage Trust, Inc.	$79,902	$83,616	$(3,714)

Net income per share - basic and diluted	$0.54	$0.57	$(0.03)
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $298,000 during the three months ended March 31, 2021 as compared to the three months ended December 31, 2020. The decrease was primarily due to (i) two less days of net interest income accrued during the three months ended March 31, 2021, as compared to the three months ended December 31, 2020, and (ii) an increase in the weighted-average principal balance of our outstanding financing arrangements by $290.7 million during the three months ended March 31, 2021, as compared to the three months ended December 31, 2020. This was offset by an increase in the weighted-average principal balance of our loan portfolio by $296.3 million for the three months ended March 31, 2021, as compared to the three months ended December 31, 2020.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $905,000 during the three months ended March 31, 2021 compared to the three months ended December 31, 2020 primarily due to (i) a decrease of $486,000 of general operating expenses and (ii) a decrease of $468,000 in non-cash
restricted stock amortization.
Changes in current expected credit loss reserve
During the three months ended March 31, 2021, we recorded a $1.3 million decrease in the current expected credit loss reserve. During the three months ended December 31, 2020, we recorded a $5.8 million decrease in the current expected credit loss reserve. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Net income attributable to
non-controlling
interests
During the three months ended March 31, 2021 and December 31, 2020, we recorded $638,000 and $807,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended March 31, 2021, we declared a dividend of $0.62 per share, or $91.2 million in aggregate, which was paid on April 15, 2021 to common stockholders of record as of March 31, 2021. During the three months ended December 31, 2020, we declared a dividend of $0.62 per share, or $91.0 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2021 and 2020 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	$
Income from loans and other investments
Interest and related income	$187,524	$204,875	$(17,351)
Less: Interest and related expenses	78,372	104,239	(25,867)

Income from loans and other investments, net	109,152	100,636	8,516
Other expenses
Management and incentive fees	19,207	19,277	(70)
General and administrative expenses	10,597	11,791	(1,194)

Total other expenses	29,804	31,068	(1,264)
Decrease (increase) in current expected credit loss reserve	1,293	(122,702)	123,995

Income (loss) before income taxes	80,641	(53,134)	133,775
Income tax provision	101	149	(48)

Net income (loss)	80,540	(53,283)	133,823

Net income attributable to non-controlling interests	(638)	(67)	(571)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$79,902	$(53,350)	$133,252

Net income (loss) per share - basic and diluted	$0.54	$(0.39)	$0.93
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $8.5 million during the three months ended March 31, 2021 as compared to the corresponding period in 2020. The increase was primarily due to (i) the impact of declining LIBOR and other floating rate indices, which had a larger impact on interest expense than interest income as a result of $14.0 billion of our loans earning interest based on floors that were above the applicable floating rate index as of March 31, 2021, and (ii) an increase in the weighted-average
principal balance of our loan portfolio by $420.9 million for the three months ended March 31, 2021, as compared to the corresponding period in 2020. This was offset by (i) an increase in the weighted-average
principal balance of our outstanding financing arrangements by $320.2 million during the three months ended March 31, 2021, as compared to the corresponding period in 2020 and (ii) a decline in interest income related to two loans that are accounted for under the cost-recovery method effective June 30, 2020.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $1.2 million during the three months ended March 31, 2021 compared to the corresponding period in 2020 due to (i) a decrease of $1.2 million of incentive fees payable to our Manager, primarily as a result of proceeds received from the sale of shares of our class A common stock during 2020, (ii) a decrease of $601,000 of general operating expenses, and (iii) a decrease of $593,000 in non-cash
restricted stock amortization.
This was offset by an increase of $1.1 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2020.

Changes in current expected credit loss reserve
During the three months ended March 31, 2021, we recorded a $1.3 million decrease in the current expected credit loss reserve. During the three months ended March 31, 2020, we recorded a $122.7 million increase in the current expected credit loss reserve. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to
non-controlling
interests
During the three months ended March 31, 2021 and 2020, we recorded $638,000 and $67,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended March 31, 2021, we declared a dividend of $0.62 per share, or $91.2 million in aggregate, which was paid on April 15, 2021 to common stockholders of record as of March 31, 2021. During the three months ended March 31, 2020, we declared a dividend of $0.62 per share, or $83.9 million in aggregate.
IV. Liquidity and Capital Resources

Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, borrowings under secured debt agreements, borrowings under secured term loans, and the issuance and sale of convertible notes. As of March 31, 2021, our capitalization structure included $1.9 billion of corporate debt and $13.0 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our asset-specific financing is generally term-matched or matures in 2022 or later. Our $13.0 billion of asset-level financing includes $8.1 billion of secured debt agreements, $3.5 billion of securitizations, which are inherently non-recourse,
non-mark
to market, and term matched to the financed assets, and $1.3 billion of asset-specific financings.
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

Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	March 31, 2021	December 31, 2020
Debt-to-equity ratio (1)	2.6x	2.5x
Total leverage ratio (2)	3.8x	3.6x

____________

(1)	Represents (i) total outstanding secured debt agreements, asset-specific debt agreements, secured term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
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

Sources of Liquidity
Our current sources of liquidity include cash and cash equivalents, available borrowings under our secured debt agreements, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$280,126	$289,970
Available borrowings under secured debt agreements	836,916	829,165
Loan principal payments held by servicer, net (1)	2,578	19,460

	$1,119,620	$1,138,595

____________

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

Typically, loan repayments are our largest source of incremental liquidity. For the year ended December 31, 2020, loan repayments and sales generated $451.1 million of liquidity, net of any related financings. Similarly, during the three months ended March 31, 2021, loan repayments generated $125.6 million of liquidity. Loan repayments have slowed as a result of the
COVID-19
pandemic, however, as of March 31, 2021, our portfolio does include $2.7 billion of loans with a final maturity date earlier than December 31, 2022.
During the three months ended March 31, 2021, we generated cash flow from operating activities of $83.0 million. Additionally, during the three months ended March 31, 2021, we received $198.5 million of net proceeds from borrowings under a secured term loan. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2020 FL3 and 2020 FL2 CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,991,459 shares of class A common stock were available for issuance as of March 31, 2021, and our at-the-market
stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of March 31, 2021. Refer to Note 11 to our consolidated financial statements for additional details.

Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $8.1 billion of outstanding borrowings under secured debt agreements, our asset-specific debt agreements, our Secured Term Loans, and our Convertible Notes.
In addition, we had aggregate unfunded loan commitments of $3.5 billion as of March 31, 2021. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 73.1% for such financed loans, resulting in identified financing for $2.4 billion of our aggregate unfunded loan commitments as of March 31, 2021. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.2 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2021 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year (1)	Years	Years	5 Years
Unfunded loan commitments (2)	$3,457,326	$207,277	$721,560	$2,316,071	$212,418
Principal repayments under secured debt agreements (3)	8,142,728	487,802	2,909,143	4,052,182	693,601
Principal repayments under asset-specific debt agreements (3)	438,433	—	316,437	121,996	—
Principal repayments of secured term loans (4)	1,259,575	12,763	25,526	25,526	1,195,760
Principal repayments of convertible notes (5)	622,500	—	622,500	—	—
Interest payments (3)(6)	752,541	244,102	336,574	167,874	3,991

Total (7)	$14,673,103	$951,944	$4,931,740	$6,683,649	$2,105,770

____________

(1)
Represents our known, estimated short-term cash requirements related to our contractual obligations and commitments. Refer to the sources of liquidity section above for our sources of funds to satisfy our short-term cash requirements.

(2)
The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date, however we may be obligated to fund these commitments earlier than such date
.

(3)
The allocation of repayments under our secured debt agreements and asset-specific debt agreements for both principal and interest payments is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(4)
The Secured Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 8 to our consolidated financial statements for further details on our secured term loans.

(5)
Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 9 to our consolidated financial statements for further details on our convertible notes.

(6)
Represents interest payments on our secured debt agreements, asset-specific debt agreements, convertible notes, and Secured Term Loans. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2021 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(7)
Total does not include $2.9 billion of consolidated securitized debt obligations, $616.5 million of non-consolidated
securitized debt obligations, and $889.9 million of
non-consolidated
senior interests, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2021	2020
Cash flows provided by operating activities	$83,048	$68,617
Cash flows used in investing activities	(523,591)	(249,266)
Cash flows provided by financing activities	431,693	389,077

Net (decrease) increase in cash and cash equivalents	$(8,850)	$208,428

We experienced a net decrease in cash and cash equivalents of $8.9 million for the three months ended March 31, 2021, compared to a net increase of $208.4 million for the three months ended March 31, 2020. During the three months ended March 31, 2021, we funded $1.4 billion of new loans, and we received (i) $862.2 million from loan principal collections, (ii) a net $344.5 million under our secured debt agreements, and (iii) $198.5 million of net proceeds from secured term loan borrowings.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5 and 8 to our consolidated financial statements for further discussion of our secured debt agreements and secured term loans.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2021 and December 31, 2020, we were in compliance with all REIT requirements.
Refer to Note 13 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our annual report on Form
10-K
filed with the SEC on February 10, 2021.
Refer to Note 2 to our consolidated financial statements for the description of our significant accounting policies.
Critical Accounting Estimates
The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU,
2016-13
“Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU
2016-13,
reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:

•
Historical loan loss reference data
: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2021. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.

•
Expected timing and amount of future loan fundings and repayments:
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

•
Current credit quality of our portfolio:
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

•
Expectations of performance and market conditions:
Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2021.

•
Impairment:
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

These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the three months ended March 31, 2021, we recorded an aggregate $1.3 million decrease in the current expected credit loss reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total CECL reserve to $184.0 million as of March 31, 2021. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan
basis, as of March 31, 2021 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,265.4	$1,265.4	$1,259.1	L + 2.50%	L + 2.84%	12/23/2024	Dublin - IE	Office	$460 / sqft	74%	3
2	Senior loan	3/22/2018	922.2	922.2	920.1	L + 3.25%	L + 3.42%	3/15/2023	Diversified - Spain	Mixed-Use	n / a	71%	4
3	Senior loan	11/25/2019	724.2	655.3	656.3	L + 2.30%	L + 2.59%	12/9/2024	New York	Office	$939 / sqft	65%	3
4	Senior loan	5/11/2017	646.8	619.7	619.5	L + 3.40%	L + 3.57%	6/10/2023	Washington DC	Office	$304 / sqft	62%	3
5	Senior loan	8/22/2018	362.5	362.5	362.0	L + 3.15%	L + 3.49%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	4
6	Senior loan	3/30/2021	572.4	360.0	356.4	L + 3.20%	L + 3.41%	5/15/2026	Diversified - SE	Industrial	$66 / sqft	76%	3
7	Senior loan	10/23/2018	352.4	348.7	348.7	L + 3.40%	L + 3.53%	1/24/2022	New York	Mixed-Use	$591 / sqft	65%	3
8	Senior loan	4/11/2018	355.0	344.5	344.4	L + 2.85%	L + 3.10%	5/1/2023	New York	Office	$437 / sqft	71%	2
9	Senior loan (4)	8/7/2019	745.8	340.7	66.5	L + 3.12%	L + 3.55%	9/9/2025	Los Angeles	Office	$230 / sqft	59%	3
10	Senior loan (4)	8/6/2015	333.9	333.9	60.5	5.74%	5.85%	10/29/2022	Diversified - EUR	Other	n / a	71%	3
11	Senior loan	1/11/2019	330.9	330.9	328.0	L + 4.35%	L + 4.70%	1/11/2026	Diversified - UK	Other	$327 / sqft	74%	4
12	Senior loan	3/16/2021	490.8	307.3	303.0	L + 3.85%	L + 4.15%	4/9/2026	Boston	Life Sciences	$759 / sqft	66%	3
13	Senior loan	2/27/2020	300.0	288.1	286.2	L + 2.70%	L + 3.03%	3/9/2025	New York	Mixed-Use	$904 / sqft	59%	3
14	Senior loan	11/30/2018	286.3	286.3	284.8	n/m (7)	n/m (7)	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
15	Senior loan	9/30/2019	305.5	279.8	280.1	L + 3.66%	L + 3.75%	9/9/2024	Chicago	Office	$243 / sqft	58%	2
16	Senior loan	10/23/2018	290.4	261.7	260.7	L + 2.80%	L + 3.04%	11/9/2024	Atlanta	Office	$244 / sqft	64%	2
17	Senior loan	12/11/2018	310.0	259.9	259.0	L + 2.55%	L + 2.96%	12/9/2023	Chicago	Office	$219 / sqft	78%	3
18	Senior loan	9/23/2019	293.3	249.7	247.6	L + 3.00%	L + 3.22%	11/15/2024	Diversified - Spain	Hospitality	$133,315 / key	62%	4
19	Senior loan	11/30/2018	263.9	248.9	247.9	L + 2.80%	L + 3.34%	12/9/2024	San Francisco	Hospitality	$365,544 / key	73%	4
20	Senior loan	7/20/2017	249.9	222.1	222.1	L + 4.80%	L + 5.05%	8/9/2022	San Francisco	Office	$369 / sqft	58%	2
21	Senior loan	12/12/2019	260.5	213.2	212.7	L + 2.40%	L + 2.69%	12/9/2024	New York	Office	$101 / sqft	42%	1
22	Senior loan	6/23/2015	208.3	208.3	208.3	L + 3.65%	L + 3.91%	5/8/2022	Washington DC	Office	$233 / sqft	72%	2
23	Senior loan	11/5/2019	216.9	203.7	202.5	L + 3.85%	L + 4.45%	2/21/2025	Diversified - IT	Office	$403 / sqft	66%	3
24	Senior loan	9/25/2019	202.8	202.8	202.1	L + 4.35%	L + 4.93%	9/26/2023	London - UK	Office	$925 / sqft	72%	3
25	Senior loan	11/23/2018	205.0	201.5	200.2	L + 2.62%	L + 2.87%	2/15/2024	Diversified - UK	Office	$1,222 / sqft	50%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
26	Senior loan	8/31/2017	203.0	200.5	200.2	L + 2.50%	L + 2.85%	9/9/2023	Orange County	Office	$234 / sqft	64%	3
27	Senior loan	6/27/2019	224.9	199.6	198.6	L + 2.80%	L + 3.16%	8/15/2026	Berlin - DEU	Office	$428 / sqft	62%	3
28	Senior loan	12/22/2016	204.5	191.9	191.5	L + 2.90%	L + 3.13%	12/9/2022	New York	Office	$270 / sqft	64%	3
29	Senior loan (4)	11/22/2019	470.0	190.4	37.2	L + 3.70%	L + 4.14%	12/9/2025	Los Angeles	Office	$191 / sqft	69%	3
30	Senior loan	6/4/2018	187.8	187.8	187.6	L + 3.50%	L + 3.86%	6/9/2024	New York	Hospitality	$309,308 / key	52%	4
31	Senior loan	4/9/2018	1,486.5	185.0	173.4	L + 8.50%	L + 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
32	Senior loan	2/18/2021	184.0	184.0	182.2	L + 3.20%	L + 3.54%	3/9/2026	Durham	Multi	$314 / sqft	72%	3
33	Senior loan	9/14/2018	182.1	182.1	181.1	L + 3.50%	L + 4.04%	9/14/2023	Canberra - AU	Mixed-Use	$473 / sqft	68%	3
34	Senior loan	4/3/2018	178.6	177.5	177.4	L + 2.75%	L + 3.06%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
35	Senior loan	9/26/2019	175.0	175.0	174.8	L + 3.10%	L + 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
36	Senior loan	11/16/2018	211.9	173.0	172.0	L + 4.10%	L + 4.73%	12/9/2023	Fort Lauderdale	Mixed-Use	$486 / sqft	59%	3
37	Senior loan	10/1/2019	354.1	170.6	167.3	L + 3.75%	L + 4.24%	10/9/2025	Atlanta	Mixed-Use	$365 / sqft	70%	3
38	Senior loan	12/21/2017	197.5	167.4	167.1	L + 2.65%	L + 2.87%	1/9/2023	Atlanta	Office	$125 / sqft	51%	2
39	Senior loan	12/6/2019	158.5	158.5	157.7	L + 2.80%	L + 3.51%	12/5/2024	London - UK	Office	$1,050 / sqft	75%	3
40	Senior loan	9/4/2018	172.7	156.9	156.7	L + 3.00%	L + 3.39%	9/9/2023	Las Vegas	Hospitality	$190,003 / key	70%	4
41	Senior loan	8/23/2017	165.0	156.0	155.8	L + 3.25%	L + 3.48%	10/9/2022	Los Angeles	Office	$317 / sqft	74%	2
42	Senior loan	12/20/2019	154.9	154.9	153.7	L + 3.10%	L + 3.32%	12/18/2026	London - UK	Office	$770 / sqft	75%	3
43	Senior loan	4/25/2019	210.0	154.5	153.9	L + 3.50%	L + 3.76%	9/1/2025	Los Angeles	Office	$694 / sqft	73%	1
44	Senior loan	9/5/2019	198.4	153.2	151.9	L + 2.75%	L + 3.24%	9/9/2024	New York	Life Sciences	$955 / sqft	62%	3
45	Senior loan (4)	3/23/2020	348.6	140.9	27.1	L + 3.75%	L + 4.41%	1/9/2025	Nashville	Mixed-Use	$298 / sqft	78%	3
46	Senior loan	6/1/2018	139.2	138.5	137.9	L + 3.40%	L + 3.74%	5/28/2023	London - UK	Office	$939 / sqft	70%	1
47	Senior loan	6/28/2019	225.6	136.7	134.4	L + 3.70%	L + 4.96%	6/27/2024	London - UK	Office	$446 / sqft	71%	3
48	Senior loan	5/11/2017	135.9	135.9	135.8	L + 3.40%	L + 3.64%	6/10/2023	Washington DC	Office	$312 / sqft	38%	2
49	Senior loan	1/17/2020	203.0	134.8	133.8	L + 2.75%	L + 3.07%	2/9/2025	New York	Mixed-Use	$111 / sqft	43%	3
50	Senior loan	11/14/2017	133.0	133.0	133.0	L + 2.75%	L + 3.00%	6/9/2023	Los Angeles	Hospitality	$532,000 / key	56%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
51	Senior loan	12/14/2018	135.6	127.5	127.5	L + 2.90%	L + 3.25%	1/9/2024	Diversified - US	Industrial	$51 / sqft	57%	3
52	Senior loan	4/30/2018	176.6	125.1	124.3	L + 3.25%	L + 3.51%	4/30/2023	London - UK	Office	$563 / sqft	60%	3
53	Senior loan	11/27/2019	146.3	123.8	122.9	L + 2.75%	L + 3.13%	12/9/2024	Minneapolis	Office	$124 / sqft	64%	3
54	Senior loan	11/30/2018	151.1	117.5	116.9	L + 2.55%	L + 2.81%	12/9/2024	Washington DC	Office	$330 / sqft	60%	3
55	Senior loan	6/28/2019	125.0	117.2	116.9	L + 2.75%	L + 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
56	Senior loan	3/10/2020	140.0	117.1	116.9	L + 2.50%	L + 2.67%	1/9/2025	New York	Mixed-Use	$76 / sqft	53%	3
57	Senior loan	7/15/2019	144.6	115.3	114.6	L + 2.90%	L + 3.25%	8/9/2024	Houston	Office	$209 / sqft	58%	3
58	Senior loan	10/17/2016	114.2	114.2	114.2	L + 3.95%	L + 3.96%	10/21/2021	Diversified - UK	Self-Storage	$157 / sqft	73%	2
59	Senior loan	12/21/2018	123.1	111.2	110.9	L + 2.60%	L + 2.99%	1/9/2024	Chicago	Office	$217 / key	72%	3
60	Senior loan	3/29/2021	140.7	109.5	107.8	L + 3.90%	L + 4.55%	3/29/2026	Diversified - UK	Multi	$48,023 / unit	61%	3
61	Senior loan (4)	9/22/2017	111.7	106.8	26.7	L + 5.25%	L + 5.48%	10/9/2022	San Francisco	Multi	$547,745 / unit	46%	3
62	Senior loan	10/16/2018	113.7	104.8	104.6	L + 3.25%	L + 3.57%	11/9/2023	San Francisco	Hospitality	$228,299 / key	72%	4
63	Senior loan	3/13/2018	123.0	103.6	103.3	L + 3.00%	L + 3.27%	4/9/2025	Honolulu	Hospitality	$160,580 / key	50%	3
64	Senior loan	3/25/2020	125.0	102.0	101.2	L + 2.40%	L + 2.78%	3/31/2025	Diversified - NL	Multi	$124,599 / unit	65%	2
65	Senior loan	12/10/2018	122.4	99.0	98.1	L + 2.95%	L + 3.34%	12/3/2024	London - UK	Office	$473 / sqft	72%	3
66	Senior loan	12/23/2019	109.7	96.8	96.2	L + 2.70%	L + 3.03%	1/9/2025	Miami	Multi	$334,944 / unit	68%	3
67	Senior loan	4/12/2018	103.1	96.7	96.7	L + 2.75%	L + 3.06%	5/9/2023	San Francisco	Office	$252 / sqft	72%	3
68	Senior loan	3/28/2019	98.4	96.5	96.4	L + 3.25%	L + 3.40%	1/9/2024	New York	Hospitality	$249,317 / key	63%	4
69	Senior loan	5/16/2014	92.0	92.0	91.9	L + 3.85%	L + 4.04%	7/9/2022	Miami	Office	$198 / sqft	67%	3
70	Senior loan	8/18/2017	91.2	91.2	91.1	L + 4.10%	L + 4.41%	8/18/2022	Brussels - BE	Office	$142 / sqft	59%	1
71	Senior loan	3/31/2017	96.9	90.0	90.4	L + 4.00%	L + 4.54%	4/9/2022	New York	Office	$441 / sqft	64%	3
72	Senior loan	2/18/2015	87.7	87.7	87.6	L + 5.00%	L + 5.69%	8/9/2021	Diversified - CA	Office	$181 / sqft	71%	3
73	Senior loan	11/22/2019	85.0	85.0	84.9	L + 2.99%	L + 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	3
74	Senior loan	2/1/2021	82.5	82.5	82.3	L + 4.05%	L + 4.18%	8/1/2022	Washington DC	Multi	$214,844 / unit	67%	3
75	Senior loan	2/20/2019	139.9	80.9	79.7	L + 3.25%	L + 3.89%	2/19/2024	London - UK	Office	$397 / sqft	61%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
76	Senior loan	6/29/2016	83.4	80.4	80.4	L + 2.80%	L + 3.04%	7/9/2021	Miami	Office	$310 / sqft	64%	2
77	Senior loan	6/18/2019	75.0	75.0	74.6	L + 2.75%	L + 3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / key	74%	4
78	Senior loan	6/27/2019	84.0	74.7	74.5	L + 2.50%	L + 2.77%	7/9/2024	West Palm Beach	Office	$256 / sqft	70%	3
79	Senior loan	7/26/2018	84.1	73.3	73.3	L + 2.75%	L + 2.85%	1/29/2024	Columbus	Multi	$69,038 / unit	69%	2
80	Senior loan	3/21/2018	74.3	69.4	69.3	L + 3.10%	L + 3.33%	3/21/2024	Jacksonville	Office	$91 / sqft	72%	2
81	Senior loan	1/30/2020	104.4	66.7	66.0	L + 2.85%	L + 3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / key	63%	4
82	Senior loan	10/5/2018	65.3	65.3	65.2	L + 5.50%	L + 5.65%	10/5/2021	Sydney - AU	Office	$694 / sqft	78%	3
83	Senior loan	8/22/2019	74.3	65.0	64.6	L + 2.55%	L + 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
84	Senior loan	6/29/2017	63.4	63.4	63.3	L + 3.40%	L + 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
85	Senior loan	10/31/2018	62.7	62.7	62.7	L + 5.00%	L + 5.00%	11/9/2023	New York	Multi	$325,807 / unit	61%	2
86	Senior loan	3/31/2021	62.0	62.0	61.9	L + 3.73%	L + 3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
87	Senior loan	6/26/2019	71.4	55.6	55.1	L + 3.35%	L + 3.66%	6/20/2024	London - UK	Office	$628 / sqft	61%	3
88	Senior loan	8/14/2019	70.3	55.4	55.0	L + 2.45%	L + 2.87%	9/9/2024	Los Angeles	Office	$634 / sqft	57%	3
89	Senior loan	12/10/2020	61.2	54.3	53.9	L + 3.25%	L + 3.54%	1/9/2026	Fort Lauderdale	Office	$187 / sqft	68%	3
90	Senior loan	8/16/2019	54.3	54.3	54.3	L + 2.75%	L + 2.95%	9/1/2022	Sarasota	Multi	$238,158 / unit	76%	2
91	Senior loan	11/23/2016	53.6	53.6	53.5	L + 3.50%	L + 4.45%	12/9/2022	New York	Multi	$223,254 / unit	65%	4
92	Senior loan	3/11/2014	52.4	52.4	52.4	n/m (7)	n/m (7)	7/9/2021	New York	Multi	$589,065 / unit	65%	5
93	Senior loan	11/30/2016	60.5	52.0	51.9	L + 3.10%	L + 3.22%	12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
94	Senior loan	2/17/2021	53.0	50.0	49.6	L + 3.55%	L + 3.75%	3/9/2026	Miami	Multi	$285,714 / unit	64%	3
95	Senior loan	6/12/2019	55.0	48.3	48.3	L + 3.25%	L + 3.37%	7/1/2022	Grand Rapids	Multi	$92,529 / unit	69%	3
96	Senior loan	2/20/2019	53.3	45.6	45.4	L + 3.50%	L + 3.92%	3/9/2024	Calgary - CAN	Office	$126 / sqft	52%	3
97	Senior loan	11/3/2017	45.0	44.2	44.1	L + 3.00%	L + 3.26%	11/1/2022	Los Angeles	Office	$206 / sqft	50%	1
98	Senior loan	2/21/2020	43.8	43.8	43.7	L + 2.95%	L + 3.27%	3/1/2025	Atlanta	Multi	$137,304 / unit	68%	3
99	Senior loan	6/26/2015	41.0	41.0	40.9	L + 5.00%	L + 5.70%	8/9/2021	San Diego	Office	$187 / sqft	73%	3
100	Senior loan	12/27/2016	36.0	36.0	35.9	L + 3.10%	L + 3.26%	7/9/2023	New York	Multi	$617,619 / unit	64%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Cash Coupon (5)		All-in Yield (5)		Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
101	Senior loan	2/26/2021	37.0	35.8	35.5	L + 3.50%		L + 3.85%		3/9/2026	Austin	Multi	$194,757 / unit	64%	3
102	Senior loan	12/13/2019	37.5	34.9	34.4	L + 3.55%		L + 4.49%		6/12/2024	Diversified - FR	Industrial	$25 / sqft	55%	3
103	Senior loan	11/19/2020	34.7	34.7	34.4	L + 3.50%		L + 3.85%		12/9/2025	Scottsdale	Multi	$204,098 / unit	59%	3
104	Senior loan	10/31/2019	33.9	33.4	33.3	L + 3.25%		L + 3.34%		11/1/2024	Raleigh	Multi	$164,372 / unit	52%	3
105	Senior loan	2/3/2021	110.5	31.8	30.8	L + 3.20%		L + 3.58%		2/9/2026	Austin	Office	$132 / sqft	58%	3
106	Senior loan	10/31/2019	31.5	31.5	31.5	L + 3.25%		L + 3.33%		11/1/2024	Atlanta	Multi	$165,789 / unit	60%	3
107	Senior loan	10/31/2019	30.2	30.2	30.2	L + 3.25%		L + 3.33%		11/1/2024	Austin	Multi	$159,788 / unit	52%	3
108	Senior loan	10/31/2018	28.7	28.7	28.8	L + 5.00%		L + 4.97%		11/9/2023	New York	Condo	$545,891 / unit	64%	2
109	Senior loan	11/19/2020	37.8	28.3	28.0	L + 3.50%		L + 3.90%		12/9/2025	Chicago	Multi	$161,685 / unit	53%	3
110	Senior loan	11/19/2020	28.2	28.1	27.8	L + 3.50%		L + 3.85%		12/9/2025	Charlotte	Multi	$177,535 / unit	61%	3
111	Senior loan	11/19/2020	33.7	27.7	27.4	L + 3.50%		L + 3.88%		12/9/2025	Virginia Beach	Multi	$160,839 / unit	61%	3
112	Senior loan	10/31/2019	27.2	27.2	27.2	L + 3.25%		L + 3.32%		11/1/2024	Austin	Multi	$135,323 / unit	53%	3
113	Senior loan	6/26/2019	25.5	25.5	25.5	L + 3.25%		L + 3.60%		6/1/2021	Lake Charles	Multi	$95,149 / unit	73%	1
114	Senior loan	12/23/2019	26.2	21.5	21.3	L + 2.85%		L + 3.21%		1/9/2025	Miami	Office	$361 / sqft	68%	3
115	Senior loan	3/8/2017	21.5	21.5	21.5	4.79	% (8)	5.12	% (8)	12/23/2021	Montreal - CAN	Office	$59 / sqft	45%	2
116	Senior loan	12/15/2017	20.1	20.1	20.0	L + 4.88%		L + 5.24%		12/9/2021	Diversified - US	Hospitality	$303,882 / key	50%	3
117	Senior loan	4/26/2019	20.0	20.0	20.0	L + 2.93%		L + 3.38%		5/1/2024	Nashville	Multi	$198,020 / unit	73%	3
118	Senior loan	4/30/2019	15.5	15.1	15.0	L + 3.00%		L + 3.27%		5/1/2024	Houston	Multi	$48,747 / unit	78%	3
119	Senior loan	6/21/2019	14.8	14.5	14.4	L + 3.30%		L + 3.41%		7/1/2022	Portland	Multi	$130,180 / unit	66%	1
120	Senior loan	2/28/2019	15.3	14.5	14.5	L + 3.00%		L + 3.29%		3/1/2024	San Antonio	Multi	$63,046 / unit	75%	3
121	Senior loan	5/22/2014	14.0	14.0	14.0	L + 2.90%		L + 3.15%		6/15/2021	Orange County	Office	$25 / sqft	74%	2
	CECL reserve				(172.1)

	Loans receivable, net		$22,206.7	$18,033.0	$16,888.0	L + 3.28%		L + 3.62%		3.1 yrs				65%	3.0

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2021, five loans in our portfolio have been financed with an aggregate $889.9 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $79.2 million subordinate position in the $695.7 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average cash coupon and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, STIBOR, BBSY, and CDOR, as applicable to each loan. As of March 31, 2021, 98% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR, and $14.6 billion of such loans earned interest based on floors that are above the applicable index. The other 2% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of March 31, 2021, for purposes of the weighted-averages. In addition to cash coupon, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

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
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2021, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, the Stockholm Interbank Offered Rate, the Canadian Dollar Offered Rate and the Australian Bank Bill Swap Reference Rate, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On November 30, 2020, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week
and
two-month
USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the IBOR benchmarks is anticipated in coming years. Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of our Annual Report on Form
10-K
filed with the SEC on February 10, 2021.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following March 31, 2021, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

			Interest Rate Sensitivity as of March 31, 2021
	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)(3)		Increase in Rates		Decrease in Rates (4)
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$12,743,456	Income	$8,943	$18,902	$(3,304)	$(3,304)
	(9,408,612)	Expense	(15,749)	(31,757)	7,001	7,001

	$3,334,844	Net interest	$(6,806)	$(12,855)	$3,697	$3,697

EUR (5)	$3,270,289	Income	$—	$—	$—	$—
	(2,373,757)	Expense	—	—	—	—

	$896,532	Net interest	$—	$—	$—	$—

GBP	$1,706,566	Income	$1,792	$4,002	$(497)	$(497)
	(1,140,377)	Expense	(2,281)	(4,562)	802	802

	$566,189	Net interest	$(489)	$(560)	$305	$305

SEK	$360,014	Income	$688	$1,408	$—	$—
	(288,011)	Expense	(551)	(1,127)	—	—

	$72,003	Net interest	$137	$281	$—	$—

AUD	$247,429	Income	$—	$—	$—	$—
	(179,455)	Expense	(359)	(718)	114	114

	$67,974	Net interest	$(359)	$(718)	$114	$114

CAD	$47,203	Income	$3	$6	$(3)	$(5)
	(50,417)	Expense	(101)	(202)	101	166

	$(3,214)	Net interest	$(98)	$(196)	$98	$161

		Total net interest	$(7,752)	$(14,329)	$4,214	$4,277

(1)
Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. In addition, $14.6 billion of our loans earned interest based on floors that are above the applicable index as of March 31, 2021. Refer to Note 12 to our consolidated financial statements for additional details of our incentive fee calculation.

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
(5)
Assets balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £146.2 million as of March 31, 2021, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

Investment Portfolio Value
As of March 31, 2021, 2% of our investments by total investment exposure earned a fixed rate of interest and as such, the values of such investments are sensitive to changes in interest rates. We generally hold all of our investments to maturity and so do not expect to realize gains or losses on our fixed rate investment portfolio as a result of movements in market interest rates.

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
We are generally encouraged by our borrowers’ response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.5% as of March 31, 2021, reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
The following table outlines our assets and liabilities that are denominated in a foreign currency (€/£/A$/C$/kr in thousands):

	March 31, 2021
Foreign currency assets (1)(2)(3)	€2,799,122	£1,494,599	A$	342,356	C$	85,978	kr 3,138,475
Foreign currency liabilities (1)	(2,023,318)	(1,028,244)		(245,206)		(63,358)	(2,509,628)
Foreign currency contracts - notional	(759,102)	(460,262)		(92,800)		(20,800)	(628,600)

Net exposure to exchange rate fluctuations	€16,702	£6,093	A$	4,350	C$	1,820	kr 247

____________

(1)	Balances include non-consolidated senior interests of £198.3 million.
(2)
Euro balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £146.2 million as of March 31, 2021, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

(3)
British Pound Sterling balance includes a loan tranche denominated in Euro, with an outstanding principal balance of €8.3 million as of March 31, 2021, that is hedged to British Pound Sterling exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

Substantially all of our net asset exposure to the Euro, the British Pound Sterling, the Australian Dollar, the Canadian Dollar, and the Swedish Krona has been hedged with foreign currency forward contracts.

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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2021, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Fourth Amendment to Term Loan Credit Agreement, dated as of February 19, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.2	Amendment No. 13 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 12, 2021, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.3	Second Amendment, dated March 19, 2021, to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC, Parlex 3A Sek Finco, LLC and Barclays Bank plc

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document– the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLACKSTONE MORTGAGE TRUST, INC.

April 28, 2021	/s/ Stephen D. Plavin
Date	Stephen D. Plavin
Chief Executive Officer
(Principal Executive Officer)

April 28, 2021	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)