Form 10-Q
period 2021-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2021-07-28
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act).    Yes  ☐    No  ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of July 21, 2021 was 147,016,298.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and cash equivalents	$289,552	$289,970
Loans receivable	17,436,843	16,572,715
Current expected credit loss reserve	(128,945)	(173,549)

Loans receivable, net	17,307,898	16,399,166
Other assets	304,297	269,819

Total Assets	$17,901,747	$16,958,955

Liabilities and Equity
Secured debt, net	$8,709,818	$7,880,536
Securitized debt obligations, net	2,833,778	2,922,499
Asset-specific debt, net	292,122	391,269
Term loans, net	1,332,130	1,041,704
Convertible notes, net	618,111	616,389
Other liabilities	158,833	202,327

Total Liabilities	13,944,792	13,054,724

Commitments and contingencies	—	—

Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 147,015,818 and 146,780,031 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,470	1,468
Additional paid-in capital	4,719,203	4,702,713
Accumulated other comprehensive income	10,743	11,170
Accumulated deficit	(800,455)	(829,284)

Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,930,961	3,886,067
Non-controlling interests	25,994	18,164

Total Equity	3,956,955	3,904,231

Total Liabilities and Equity	$17,901,747	$16,958,955

Note: The consolidated balance sheets as of June 30, 2021 and December 31, 2020 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of June 30, 2021 and December 31, 2020, assets of the consolidated VIEs totaled $3.5 billion and $3.6 billion, respectively, and liabilities of the consolidated VIEs totaled $2.8 billion and $2.9 billion, respectively. Refer to Note 16 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income from loans and other investments
Interest and related income	$196,303	$191,982	$383,827	$396,857
Less: Interest and related expenses	82,352	84,853	160,723	189,092

Income from loans and other investments, net	113,951	107,129	223,104	207,765
Other expenses
Management and incentive fees	21,545	20,496	40,752	39,773
General and administrative expenses	10,669	11,286	21,267	23,078

Total other expenses	32,214	31,782	62,019	62,851
Decrease (increase) in current expected credit loss reserve	50,906	(56,819)	52,199	(179,521)

Income (loss) before income taxes	132,643	18,528	213,284	(34,607)
Income tax provision	175	23	276	173

Net income (loss)	132,468	18,505	213,008	(34,780)

Net income attributable to non-controlling interests	(873)	(961)	(1,511)	(1,028)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$131,595	$17,544	$211,497	$(35,808)

Net income (loss) per share of common stock basic and diluted	$0.89	$0.13	$1.44	$(0.26)

Weighted-average shares of common stock outstanding, basic and diluted	147,342,822	138,299,418	147,339,895	136,959,341

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$132,468	$18,505	$213,008	$(34,780)
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	15,553	21,342	(19,404)	(48,166)
Realized and unrealized (loss) gain on derivative financial instruments	(16,094)	(30,665)	18,977	73,325

Other comprehensive (loss) income	(541)	(9,323)	(427)	25,159

Comprehensive income (loss)	131,927	9,182	212,581	(9,621)
Comprehensive income attributable to non-controlling interests	(873)	(961)	(1,511)	(1,028)

Comprehensive income (loss) attributable to Blackstone Mortgage Trust, Inc.	$131,054	$8,221	$211,070	$(10,649)

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	7,958	—	—	7,958	—	7,958
Dividends reinvested	—	190	—	(176)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	114	—	114	—	114
Net income	—	—	—	79,902	79,902	638	80,540
Dividends declared on common stock, $0.62 per share	—	—	—	(91,159)	(91,159)	—	(91,159)
Contributions from non-controlling interests	—	—	—	—	—	13,448	13,448
Distributions to non-controlling interests	—	—	—	—	—	(11,180)	(11,180)

Balance at March 31, 2021	$1,470	$4,710,986	$11,284	$(840,717)	$3,883,023	$21,070	$3,904,093

Restricted class A common stock earned	—	7,895	—	—	7,895	—	7,895
Dividends reinvested	—	197	—	(183)	14	—	14
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive loss	—	—	(541)	—	(541)	—	(541)
Net income	—	—	—	131,595	131,595	873	132,468
Dividends declared on common stock, $0.62 per share	—	—	—	(91,150)	(91,150)	—	(91,150)
Contributions from non-controlling interests	—	—	—	—	—	14,745	14,745
Distributions to non-controlling interests	—	—	—	—	—	(10,694)	(10,694)

Balance at June 30, 2021	$1,470	$4,719,203	$10,743	$(800,455)	$3,930,961	$25,994	$3,956,955

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A	Additional	Accumulated Other
	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Non-controlling	Total
	Stock	Capital	(Loss) Income	Deficit	Equity	Interests	Equity
Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13, see Note 2	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	4	—	—	—	4	—	4
Restricted class A common stock earned	—	8,550	—	—	8,550	—	8,550
Dividends reinvested	—	162	—	(150)	12	—	12
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive income	—	—	34,481	—	34,481	—	34,481
Net loss	—	—	—	(53,350)	(53,350)	67	(53,283)
Dividends declared on common stock, $0.62 per share	—	—	—	(83,920)	(83,920)	—	(83,920)
Contributions from non-controlling interests	—	—	—	—	—	8,108	8,108
Distributions to non-controlling interests	—	—	—	—	—	(6,681)	(6,681)

Balance at March 31, 2020	$1,354	$4,378,851	$18,248	$(747,533)	$3,650,920	$23,507	$3,674,427

Shares of class A common stock issued, net	108	297,491	—	—	297,599	—	297,599
Restricted class A common stock earned	—	8,527	—	—	8,527	—	8,527
Dividends reinvested	—	165	—	(152)	13	—	13
Deferred directors’ compensation	—	125	—	—	125	—	125
Other comprehensive loss	—	—	(9,323)	—	(9,323)	—	(9,323)
Net income	—	—	—	17,544	17,544	961	18,505
Dividends declared on common stock, $0.62 per share	—	—	—	(90,642)	(90,642)	—	(90,642)
Distributions to non-controlling interests	—	—	—	—	—	(3,447)	(3,447)

Balance at June 30, 2020	$1,462	$4,685,159	$8,925	$(820,783)	$3,874,763	$21,021	$3,895,784

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$213,008	$(34,780)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Satisfaction of management and incentive fees in stock	—	19,277
Non-cash compensation expense	16,105	17,329
Amortization of deferred fees on loans and debt securities	(28,674)	(28,325)
Amortization of deferred financing costs and premiums/discount on debt obligations	19,277	18,699
(Decrease) increase in current expected credit loss reserve	(52,199)	179,521
Unrealized gain on assets denominated in foreign currencies, net	(7,065)	(953)
Unrealized loss on derivative financial instruments, net	635	648
Realized loss on derivative financial instruments, net	3,119	353
Changes in assets and liabilities, net
Other assets	(4,261)	7,778
Other liabilities	5,428	(3,839)

Net cash provided by operating activities	165,373	175,708

Cash flows from investing activities
Origination and fundings of loans receivable	(3,636,063)	(1,240,642)
Principal collections and sales proceeds from loans receivable and debt securities	2,670,773	928,348
Origination and exit fees received on loans receivable	41,262	11,969
Receipts under derivative financial instruments	23,194	85,465
Payments under derivative financial instruments	(72,478)	(28,488)
Collateral deposited under derivative agreements	(81,430)	(191,540)
Return of collateral deposited under derivative agreements	129,770	200,160

Net cash used in investing activities	(924,972)	(234,728)

continued…

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities
Borrowings under secured debt	$4,230,404	$2,152,438
Repayments under secured debt	(3,332,395)	(2,403,349)
Proceeds from issuance of securitized debt obligations	803,750	1,243,125
Repayment of securitized debt obligations	(888,763)	(179,759)
Borrowings under asset-specific debt	77,975	47,604
Repayments under asset-specific debt	(178,073)	(82,754)
Net proceeds from issuance of term loans	298,500	315,438
Repayments of term loans	(6,625)	(3,744)
Payment of deferred financing costs	(22,811)	(27,906)
Contributions from non-controlling interests	28,193	8,108
Distributions to non-controlling interests	(21,874)	(10,128)
Net proceeds from issuance of class A common stock	—	278,322
Dividends paid on class A common stock	(182,163)	(167,623)

Net cash provided by financing activities	806,118	1,169,772

Net increase in cash, cash equivalents, and restricted cash	46,519	1,110,752
Cash, cash equivalents, and restricted cash at beginning of period	289,970	150,090
Effects of currency translation on cash, cash equivalents, and restricted cash	3,063	(1,006)

Cash, cash equivalents , and restricted cash at end of period	$339,552	$1,259,836

Supplemental disclosure of cash flows information
Payments of interest	$(140,601)	$(173,040)

Receipts (payments) of income taxes	$141	$(148)

Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(91,150)	$(90,642)

Satisfaction of management and incentive fees in stock	$—	$19,277

Loan principal payments held by servicer, net	$27,612	$81,261

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As of June 30, 2021, the novel coronavirus, or
COVID-19,
pandemic is ongoing. During 2020, the
COVID-19
pandemic created disruption in global supply chains, increased rates of unemployment and adversely impacted many industries, including industries related to the collateral underlying certain of our loans. In 2021, the global economy has, with certain setbacks, begun reopening and wider distribution of vaccines will likely encourage greater economic activity. Nonetheless, the recovery could remain uneven, particularly given uncertainty with respect to the distribution and acceptance of the vaccines and their effectiveness with respect to new variants of the virus. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2021, however uncertainty over the ultimate impact
COVID-19
will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2021 inherently less certain than they would be absent the current and potential impacts of
COVID-19.
Actual results may ultimately differ from those estimates.
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
Restricted cash represents cash collateral held within our 2021 FL4 collateralized loan obligation. See Note 6 for further discussion of the 2021 FL4 collateralized loan obligation.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash on our consolidated balance sheets to the total amount shown on our consolidated statements of cash flows ($ in thousands):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$289,552	$1,259,836
2021 FL4 CLO restricted cash	50,000	—

Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$339,552	$1,259,836

Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $386.3 million and $384.6 million as of June 30, 2021 and December 31, 2020, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM, method which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which loans share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance, and (iv) market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2021. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2021.
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
Secured Debt and Asset-Specific Debt
We record investments financed with secured debt or asset-specific debt as separate assets and the related borrowings under any secured debt or asset-specific debt are recorded as separate liabilities on our consolidated balance sheets. Interest income earned on the investments and interest expense incurred on the secured debt or asset-specific debt are reported separately on our consolidated statements of operations.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Term Loans
We record our term loans as liabilities on our consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized through the maturity date of the term loans as additional non-cash
interest expense.
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
During the three months ended June 30, 2020, we recorded an aggregate $69.7 million CECL reserve specifically related to two of our loans receivable, which was unchanged as of June 30, 2021. These two loans have an aggregate outstanding principal balance of $338.7 million, net of cost-recovery proceeds, as of June 30, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of June 30, 2021. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of these loans receivable include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 4.25% to 4.80%.
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

•	Secured debt, net: The fair value of these instruments was estimated based on the rate at which a similar credit facility would currently be priced.

•
Securitized debt obligations, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

•	Asset-specific debt, net: The fair value of these instruments was estimated based on the rate at which a similar agreement would currently be priced.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU
2020-06.
ASU
2020-06
simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU
2020-06
also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU
2020-06
is effective for fiscal years beginning after December 15, 2021 and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Upon adoption of ASU
2020-06,
convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This will reduce the issue discount and result in less non-cash
interest expense in our consolidated financial statements. Additionally, ASU
2020-06
will result in the reporting of a diluted earnings per share, if the effect is dilutive, in our consolidated financial statements, regardless of our settlement intent. We expect to adopt ASU
2020-06
using the modified retrospective method of transition, which we expect will result in an aggregate decrease to our additional paid-in
capital of $2.4 million and an aggregate decrease to our accumulated deficit of $2.0 million, as of January 1, 2022.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Canadian Dollar Offered Rate, or CDOR, and the Australian Bank Bill Swap Reference Rate, or BBSY, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced it would cease publication of certain IBORs, including one-week
and
two-month
USD LIBOR and all tenors of GBP LIBOR, immediately after December 31, 2021 and cease the publication of the remaining tenors of USD LIBOR immediately after June 30, 2023. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies have advised U.S. banks to stop entering into new USD LIBOR based contracts by December 31, 2021.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. In the U.K., the Bank of England’s working group on Sterling risk free rates set March 31, 2021 as the target date under which GBP LIBOR may no longer be used as the reference rate for new loan products with maturities after December 31, 2021. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is the
30-day
average compounded SOFR, plus a credit spread adjustment of 0.11%. As of June 30, 2021, the
30-day
average compounded SOFR was 0.03% and
one-month
USD LIBOR was 0.10%. Additionally, as of June 30, 2021, the floating benchmark rate on one of our credit facilities is the daily compounded SONIA. As of June 30, 2021, SONIA was 0.05% and three-month GBP LIBOR was 0.08
%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Canada, and Australia have been reformed and rates such as EURIBOR, STIBOR, CDOR, and BBSY may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2021	December 31, 2020
Number of loans	124	120
Principal balance	$17,529,542	$16,652,824
Net book value	$17,307,898	$16,399,166
Unfunded loan commitments (1)	$3,353,259	$3,160,084
Weighted-average spread (2)	+ 3.19%	+ 3.18%
Weighted-average all-in yield (2)	+ 3.52%	+ 3.53%
Weighted-average maximum maturity (years) (3)	3.1	3.1

(1)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(2)
The weighted-average spread and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, STIBOR, BBSY, and CDOR, as applicable to each loan. As of June 30, 2021, 99.5% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.5% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of June 30, 2021 and December 31, 2020, for purposes of the weighted-averages. As of December 31, 2020, 99.4% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. In addition to spread, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(3)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2021, 35% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 65% were open to repayment by the borrower without penalty. As of December 31, 2020, 31% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 69% were open to repayment by the borrower without penalty.

The following table details the index rate floors for our loans receivable portfolio as of June 30, 2021 ($ in thousands):

	Loans Receivable Principal Balance
Index rate floors	USD	Non-USD (1)	Total
Fixed rate	$—	$80,748	$80,748
0.00% or no floor (2)	2,525,760	4,769,140	7,294,900
0.01% to 0.24% floor	1,720,348	110,492	1,830,840
0.25% to 0.99% floor	1,031,763	262,548	1,294,311
1.00% or more floor	6,406,031	622,712	7,028,743

Total (3)(4)	$11,683,902	$5,845,640	$17,529,542

(1)	Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar Currencies.
(2)	Includes $338.7 million of loans accounted for under the cost-recovery method.
(3)
Excludes investment exposure to the $79.2 million subordinate position we own in the $623.1 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)	As of June 30, 2021, the weighted-average index rate floor of our loan portfolio was 0.67%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 1.12%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items (1)	Net Book Value
Loans receivable, as of December 31, 2020	$16,652,824	$(80,109)	$16,572,715
Loan fundings	3,636,063	—	3,636,063
Loan repayments and sales	(2,678,348)	—	(2,678,348)
Unrealized (loss) gain on foreign currency translation	(80,997)	308	(80,689)
Deferred fees and other items	—	(41,262)	(41,262)
Amortization of fees and other items	—	28,364	28,364
Loans receivable, as of June 30, 2021	$17,529,542	$(92,699)	$17,436,843

CECL reserve			(128,945)

Loans receivable, net, as of June 30, 2021			$17,307,898

(1)	Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio
($ in thousands):

June 30, 2021
Property Type	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio

Office	58	$9,183,532	$9,799,741	53%
Hospitality	15	2,497,689	2,593,256	14
Multifamily	34	2,458,186	2,542,024	14
Industrial	5	989,199	996,475	5
Life Sciences	3	559,794	566,806	3
Retail	4	538,439	551,221	3
Self-Storage	1	285,505	285,523	2
Condominium	2	226,698	265,484	1
Other	2	697,801	928,243	5

Total loans receivable	124	$17,436,843	$18,528,773	100%

CECL reserve		(128,945)

Loans receivable, net		$17,307,898

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Percentage of Portfolio
United States
Northeast	25	$4,428,506	$4,452,355	25%
West	25	2,788,728	3,373,399	18
Southeast	27	2,656,280	2,825,388	15
Midwest	8	964,681	967,089	5
Southwest	12	772,307	775,897	4
Northwest	1	15,412	15,413	—

Subtotal	98	11,625,914	12,409,541	67
International
United Kingdom	12	1,669,873	1,919,945	11
Spain	3	1,314,315	1,320,266	7
Ireland	1	1,289,458	1,295,372	7
Australia	2	242,987	243,797	1
Canada	2	68,430	68,486	—
Other Europe	6	1,225,866	1,271,366	7

Subtotal	26	5,810,929	6,119,232	33

Total loans receivable	124	$17,436,843	$18,528,773	100%

CECL reserve		(128,945)

Loans receivable, net		$17,307,898

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $999.2 million of such non-consolidated
senior interests as of June 30, 2021.

(2)	Excludes investment exposure to the $623.1 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
Loan Risk Ratings
As further described in Note 2, our Manager evaluates our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, our Manager assesses the risk factors of each loan, and assigns a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which
r
atings are defined in Note 2.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	June 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	8	$876,895	$877,690	8	$777,163	$778,283
2	19	3,820,471	3,848,997	17	2,513,848	2,528,835
3	86	10,064,659	11,116,911	79	9,911,914	10,763,496
4	9	2,337,583	2,346,439	14	3,032,593	3,045,309
5	2	337,235	338,736	2	337,197	338,698

Total loans receivable	124	$17,436,843	$18,528,773	120	$16,572,715	$17,454,621

CECL reserve		(128,945)			(173,549)

Loans receivable, net		$17,307,898			$16,399,166

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $999.2 million and $801.8 million of such non-consolidated
senior interests as of June 30, 2021 and December 31, 2020, respectively.

(2)
Excludes investment exposure to the 2018 Single Asset Securitization of $623.1 million and $735.5 million as of June 30, 2021 and December 31, 2020, respectively. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

The weighted-average risk rating of our total loan exposure was 2.9 and 3.0 as of June 30, 2021 and December 31, 2020, respectively. The decrease in risk rating reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio, which resulted in several risk rating upgrades in our portfolio during the quarter ended June 30, 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Increase (decrease) in CECL reserve	1,539	(3,134)	146	—	(1,449)

CECL reserve as of March 31, 2021	$44,534	$24,600	$33,305	$69,661	$172,100

Decrease in CECL reserve	(26,861)	(15,771)	(523)	—	(43,155)

CECL reserve as of June 30, 2021	$17,673	$8,829	$32,782	$69,661	$128,945

CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	—	13,942
Increase in CECL reserve	55,906	18,194	24,652	—	98,752

CECL reserve as of March 31, 2020	$64,861	$21,825	$26,008	$—	$112,694

(Decrease) increase in CECL reserve	(3,457)	(2,080)	1,232	69,661	65,356

CECL reserve as of June 30, 2020	$61,404	$19,745	$27,240	$69,661	$178,050

Our initial CECL reserve of $13.9 million against our loans receivable portfolio, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three and six months ended June 30, 2021, we recorded a decrease of $43.2 million and $44.6 million, respectively, in the CECL reserve against our loans receivable portfolio, bringing our total reserve to $128.9 million as of June 30, 2021. The decrease in the CECL reserve during the three and six months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. During the three and six months ended June 30, 2020, we recorded an increase of $65.4 million and $164.1 million, respectively, in the CECL reserve against our loans receivable portfolio, bringing our total reserve to $178.1 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Note 2 for further discussion of
COVID-19.
During 2020, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP. These modifications included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. During the three months ended June 30, 2020, we recorded a $14.8 million
CECL reserve on this loan, which was unchanged as of June 30, 2021. This loan has an outstanding principal balance of $52.4 million, net of cost-recovery proceeds, as of June 30, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of June 30, 2021.
During 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan’s contractual interest payments and an extension of the loan’s maturity date. During the three months ended June 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which was unchanged as of June 30, 2021. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of June 30, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of June 30, 2021.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.7 million, as of June 30, 2021. No income was recorded on these loans subsequent to July 1, 2020.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of June 30, 2021 and December 31, 2020, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination (1)(2)
	As of June 30, 2021
Risk Rating	2021	2020	2019	2018	2017	Prior	Total
U.S. loans
1	$—	$—	$683,911	$—	$65,932	$—	$749,843
2	493,446	—	181,927	1,167,271	391,388	80,427	2,314,459
3	1,879,638	863,419	2,168,732	1,730,283	629,933	268,839	7,540,844
4	—	—	96,461	540,224	63,372	51,906	751,963
5	—	—	—	—	—	—	—

Total U.S. loans	$2,373,084	$863,419	$3,131,031	$3,437,778	$1,150,625	$401,172	$11,357,109

Non-U.S. loans
1	$—	$—	$34,935	$—	$92,117	$—	$127,052
2	—	102,423	1,289,458	—	—	114,131	1,506,012
3	744,823	—	1,054,402	466,265	—	—	2,265,490
4	—	—	352,604	—	—	—	352,604
5	—	—	—	—	—	—	—

Total Non-U.S. loans	$744,823	$102,423	$2,731,399	$466,265	$92,117	$114,131	$4,251,158

Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	197,701	—	60,624	258,325
4	—	—	329,415	903,601	—	—	1,233,016
5	—	—	—	—	—	—	—

Total unique loans	$—	$—	$329,415	$1,101,302	$—	$60,624	$1,491,341

Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	284,808	—	52,427	337,235

Total impaired loans	$—	$—	$—	$284,808	$—	$52,427	$337,235

Total loans receivable
1	$—	$—	$718,846	$—	$158,049	$—	$876,895
2	493,446	102,423	1,471,385	1,167,271	391,388	194,558	3,820,471
3	2,624,461	863,419	3,223,134	2,394,249	629,933	329,463	10,064,659
4	—	—	778,480	1,443,825	63,372	51,906	2,337,583
5	—	—	—	284,808	—	52,427	337,235
Total loans receivable	$3,117,907	$965,842	$6,191,845	$5,290,153	$1,242,742	$628,354	$17,436,843

CECL reserve							(128,945)

Loans receivable, net							$17,307,898

(1)	Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)
Excludes the $77.6 million net book value of our
held-to-maturity
debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of June 30, 2021 and December 31, 2020, our Multifamily Joint Venture held $520.5 million and $484.8 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2021	December 31, 2020
Debt securities held-to-maturity (1)	$77,754	$77,445
CECL reserve	(122)	(1,723)

Debt securities held-to-maturity, net	77,632	75,722
Loan portfolio payments held by servicer (2)	80,540	73,224
Accrued interest receivable	72,485	66,757
2021 FL4 CLO restricted cash (3)	50,000	—
Derivative assets	19,860	522
Collateral deposited under derivative agreements	2,710	51,050
Prepaid expenses	411	973
Prepaid taxes	—	376
Other	659	1,195

Total	$304,297	$269,819

(1)
Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $623.1 million and $735.5 million as of June 30, 2021 and December 31, 2020, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 16 for additional discussion.

(2)	Represents loan principal and interest payments held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(3)	Represents $50.0 million of restricted cash held by our 2021 FL4 collateralized loan obligation that can be used to acquire and finance additional assets for up to six months from the date of closing.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Debt Securities Held-To-Maturity
CECL reserve as of December 31, 2020	$1,723	$—	$—	$—	$1,723
Decrease in CECL reserve	(834)	—	—	—	(834)

CECL reserve as of March 31, 2021	$889	$—	$—	$—	$889

Decrease in CECL reserve	(767)	—	—	—	(767)

CECL reserve as of June 30, 2021	$122	$—	$—	$—	$122

CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	445	—	—	—	445
Increase in CECL reserve	4,677	—	—	—	4,677

CECL reserve as of March 31, 2020	$5,122	$—	$—	$—	$5,122

Decrease in CECL reserve	(1,003)	—	—	—	(1,003)

CECL reserve as of June 30, 2020	$4,119	$—	$—	$—	$4,119

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our initial CECL reserve of $445,000 against our debt securities held-to-maturity,
recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three and six months ended June 30, 2021, we recorded a decrease of $767,000 and $1.6 million, respectively, in the CECL reserve against our debt securities held-to-maturity,
bringing our total reserve to $122,000 as of June 30, 2021. The decrease in the CECL reserve during the three and six months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. During the three and six months ended June 30, 2020, we recorded a decrease of $1.0 million and an increase of $3.7 million, respectively, in the CECL reserve against our debt securities held-to-maturity,
bringing our total reserve to $4.1 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments in our portfolio. See Note 2 for further discussion of
COVID-19.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2021	December 31, 2020
Accrued dividends payable	$91,150	$91,004
Accrued management and incentive fees payable	21,545	19,158
Accrued interest payable	20,627	20,548
Derivative liabilities	13,749	58,915
Accounts payable and other liabilities	7,725	2,671
Current expected credit loss reserve for unfunded loan commitments (1)	4,037	10,031

Total	$158,833	$202,327

(1)	Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2021, we had unfunded commitments of $3.4 billion related to 86 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 17 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and six months ended June 30, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Increase (decrease) in CECL reserve	216	778	(4)	—	990

CECL reserve as of March 31, 2021	$7,169	$3,772	$80	$—	$11,021

Decrease in CECL reserve	(4,315)	(2,632)	(37)	—	(6,984)

CECL reserve as of June 30, 2021	$2,854	$1,140	$43	$—	$4,037

CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	—	3,263
Increase in CECL reserve	16,992	2,219	62	—	19,273

CECL reserve as of March 31, 2020	$19,793	$2,672	$71	$—	$22,536

(Decrease) increase in CECL reserve	(6,957)	(594)	17	—	(7,534)

CECL reserve as of June 30, 2020	$12,836	$2,078	$88	$—	$15,002

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our initial CECL reserve of $3.3 million against our unfunded loan commitments, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three and six months ended June 30, 2021, we recorded a decrease of $7.0 million and $6.0 million, respectively, in the CECL reserve against our unfunded loan commitments, bringing our total reserve to $4.0 million as of June 30, 2021. The decrease in the CECL reserve during the three and six months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. During the three and six months ended June 30, 2020, we recorded a decrease of $7.5 million and an increase of $11.7 million, respectively, in the CECL reserve against our unfunded loan commitments, bringing our total reserve to $15.0 million as of June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally and is not specific to any loan losses or impairments. See Note 2 for further discussion of
COVID-19.
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and acquisition facility. During the three months ended June 30, 2021, we obtained approval for $2.1 billion of new borrowings against $2.6 billion of collateral assets from six credit facility lenders. Additionally, during the three months ended June 30, 2021, we entered into a new $1.8 billion secured credit facility with a European bank and increased the size of one our existing secured credit facilities by $500.0 million. The following table details our secured debt ($ in thousands):

	Secured Debt
	Borrowings Outstanding
	June 30, 2021	December 31, 2020
Secured credit facilities	$8,729,281	$7,896,863
Acquisition facility	—	—

Total secured debt	$8,729,281	$7,896,863

Deferred financing costs (1)	(19,463)	(16,327)

Net book value of secured debt	$8,709,818	$7,880,536

(1)
Costs incurred in connection with our secured debt are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related facility.

Secured Credit Facilities
Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are uniformly structured to provide currency, index, and term-matched financing without capital markets based mark-to-market
provisions.
The following table details our secured credit facilities as of June 30, 2021 ($ in thousands):

June 30, 2021
			Wtd Avg.			Wtd Avg.	Recourse Limitation
Currency	Lenders (1)	Borrowings	Maturity (2)	Loan Count	Collateral (3)	Maturity (4)	Wtd. Avg.	Range

USD	12	$4,589,729	8/1/2024	88	$7,437,101	9/20/2024	29%	25% - 100%
EUR	6	2,457,542	7/18/2024	9	3,258,275	6/27/2024	49%	25% - 100%
GBP	6	986,145	7/8/2024	11	1,630,785	9/30/2024	27%	25% - 50%
Others (5)	4	695,865	5/5/2025	5	895,872	4/13/2025	27%	25% - 100%

Total	12	$8,729,281	8/16/2024	113	$13,222,033	9/14/2024	34%	25% - 100%

(1)	Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders.

(2)	Based on the earlier of (i) the maximum maturity date of each secured credit facility, or (ii) the maximum maturity date of the collateral loans.

(3)	Represents the principal balance of the collateral assets.

(4)	Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date.

(5)	Includes Swedish Krona, Australian Dollar, and Canadian Dollar currencies.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The availability of funding under our secured credit facilities is based on the amount of approved collateral, which collateral is proposed by us in our discretion and approved by the respective counterparty in its discretion, resulting in a mutually agreed collateral portfolio construction. Certain structural elements of our secured credit facilities, including the limitation on recourse to us and facility economics are influenced by the specific collateral portfolio construction of each facility, and therefore vary within and among the facilities.
The following tables detail the
all-in
cost of our secured credit facilities as of June 30, 2021 and December 31, 2020 ($ in thousands):

	Six Months Ended June 30, 2021	June 30, 2021
All-in Cost (1)(2)	New Financings (3)	Total Borrowings	Wtd. Avg. All-in Cost (1)(2)(4)	Collateral (5)	Wtd. Avg. All-in Yield (2)(6)	Net Interest Margin (7)
+ 1.49% or less	$562,480	$2,017,600	+ 1.42%	$2,520,834	+ 2.88%	+ 1.46%
+ 1.50% to + 1.74%	901,070	2,836,242	+ 1.67%	3,981,023	+ 3.32%	+ 1.65%
+ 1.75% to + 1.99%	404,035	1,701,316	+ 1.84%	2,755,559	+ 3.41%	+ 1.57%
+ 2.00% or more	672,999	2,174,123	+ 2.21%	3,964,617	+ 3.88%	+ 1.67%

Total	$2,540,584	$8,729,281	+ 1.78%	$13,222,033	+ 3.42%	+ 1.64%

	Year Ended December 31, 2020	December 31, 2020
All-in Cost (1)(2)	New Financings (3)	Total Borrowings	Wtd. Avg. All-in Cost (1)(2)(4)	Collateral (5)	Wtd. Avg. All-in Yield (2)(6)	Net Interest Margin (7)
+ 1.49% or less	$—	$1,377,406	+ 1.45%	$1,851,104	+ 2.82%	+ 1.37%
+ 1.50% to + 1.74%	340,997	2,600,520	+ 1.65%	4,173,632	+ 3.18%	+ 1.53%
+ 1.75% to + 1.99%	35,088	1,639,137	+ 1.87%	2,459,716	+ 3.54%	+ 1.67%
+ 2.00% or more	522,431	2,279,800	+ 2.24%	3,556,455	+ 3.87%	+ 1.63%

Total	$898,516	$7,896,863	+ 1.83%	$12,040,907	+ 3.40%	+ 1.57%

(1)	In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.

(2)	The all-in cost and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, SONIA, EURIBOR, STIBOR, BBSY, and CDOR, as applicable.

(3)
Represents borrowings outstanding as of June 30, 2021 and December 31, 2020, respectively, for new financings during the six months ended June 30, 2021 and year ended December 31, 2020, respectively, based on the date collateral was initially pledged to each credit facility.

(4)	Represents the weighted-average all-in cost as of June 30, 2021 and is not necessarily indicative of the spread applicable to recent or future borrowings.

(5)	Represents the principal balance of the collateral assets.

(6)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

(7)	Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amount and frequency limitations. As of June 30, 2021, there was an aggregate $1.1 billion available to be drawn in our discretion under our credit facilities.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 4, 2023.
During the six months ended June 30, 2021, we had no borrowings under the acquisition facility and we recorded interest expense of $618,000, including $178,000 of amortization of deferred fees and expenses.
During the six months ended December 31, 2020, we had no borrowings under the acquisition facility and we recorded interest expense of $635,000, including $188,000 of amortization of deferred fees and expenses.
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.0 billion as of each measurement date plus 75% of the net cash proceeds of future equity issuances subsequent to June 30, 2021; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2021 and December 31, 2020, we were in compliance with these covenants.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, 2020 FL2 CLO, and 2017 FL1 CLO or collectively, the CLOs. We have also financed one of our loans through a single asset securitization vehicle, or the 2017 Single Asset Securitization. The CLOs and the 2017 Single Asset Securitization are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse
to us. Refer to Note 16 for further discussion of our CLOs and 2017 Single Asset Securitization.
The following tables detail our securitized debt obligations ($ in thousands):

	June 30, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1) (2)	Term (3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	30	$1,000,000	$1,000,000	+ 3.42%	May 2024
Financing provided	1	803,750	796,383	+ 1.62%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	21	1,000,000	1,000,000	+ 3.04%	April 2024
Financing provided (2)	1	808,750	802,467	+ 2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	25	1,500,000	1,500,000	+ 3.13%	March 2024
Financing provided (2)	1	1,243,125	1,234,928	+ 1.44%	February 2038
Total
Collateral assets	76	$3,500,000	$3,500,000	+ 3.19%

Financing provided (4)	3	$2,855,625	$2,833,778	+ 1.68%

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)
The weighted-average
all-in
yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of June 30, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is the
30-day
average compounded SOFR, plus a credit spread adjustment of 0.11%. As of June 30, 2021, the
30-day
average compounded SOFR was 0.03% and
one-month
USD LIBOR was 0.10%.

(3)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(4)	During the three and six months ended June 30, 2021, we recorded $12.4 million and $24.5 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

	December 31, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1) (2)	Term (3)
2020 FL3 Collateralized Loan Obligation
Collateral assets	25	$1,000,000	$1,000,000	+ 3.09%	February 2024
Financing provided	1	808,750	800,993	+ 2.08%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	31	1,500,000	1,500,000	+ 3.17%	January 2024
Financing provided	1	1,243,125	1,233,464	+ 1.44%	February 2038
2017 FL1 Collateralized Loan Obligation
Collateral assets	15	666,334	666,334	+ 3.39%	January 2023
Financing provided	1	483,834	483,113	+ 1.83%	June 2035
2017 Single Asset Securitization
Collateral assets (4)	1	619,194	618,766	+ 3.57%	June 2023
Financing provided	1	404,929	404,929	+ 1.63%	June 2033
Total
Collateral assets	72	$3,785,528	$3,785,100	+ 3.25%

Financing provided (5)	4	$2,940,638	$2,922,499	+ 1.70%

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)	The weighted-average all-in yield and cost are expressed as a spread over USD LIBOR.
(3)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(4)	The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(5)	During the three and six months ended June 30, 2020, we recorded $10.7 million and $22.7 million, respectively, of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

7. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	June 30, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	3	$397,302	$384,837	+ 4.34%	Dec. 2024
Financing provided	3	$299,601	$292,122	+ 3.15%	Dec. 2024

	December 31, 2020
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	4	$512,794	$499,085	+ 4.65%	Oct. 2023
Financing provided	4	$399,699	$391,269	+ 3.48%	Oct. 2023

(1)
These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.

(2)
The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific debt is term-matched to the corresponding collateral loans.

8. TERM LOANS, NET
During the six months ended June 30, 2021, we (i) increased our borrowings under our
B-2
senior term loan facility by $100.0 million and decreased the interest rate by 2.50% to USD LIBOR plus 2.75%, and (ii) we increased our borrowings under our
B-1
senior term loan facility by $200.0 million.
As of June 30, 2021, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
B-1 Term Loan	$934,634	+ 2.25%	+ 2.53%	April 23, 2026
B-2 Term Loan	$421,506	+ 2.75%	+ 3.42%	April 23, 2026

(1)	The B-2 Term Loan includes a LIBOR floor of 0.50%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate principal balance due in quarterly installments. The issue discount and transaction expenses on the
B-1
Term Loan were $3.1 million and $12.3 million, respectively, which will be amortized into interest expense over the life of the
B-1
Term Loan. The issue discount and transaction expenses of the
B-2
Term Loan were $9.6 million and
$5.3 million, respectively, which will be amortized into interest expense over the life of the
B-2
Term Loan.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	June 30, 2021	December 31, 2020
Face value	$1,356,140	$1,062,766
Unamortized discount	(10,286)	(9,807)
Deferred financing costs	(13,724)	(11,255)

Net book value	$1,332,130	$1,041,704

The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2021 and December 31, 2020, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

9. CONVERTIBLE NOTES, NET
As of June 30, 2021, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Conversion Rate (2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)
Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of June 30, 2021.

The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $31.89 on June 30, 2021 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2021	December 31, 2020
Face value	$622,500	$622,500
Unamortized discount	(4,113)	(5,715)
Deferred financing costs	(276)	(396)

Net book value	$618,111	$616,389

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash coupon	$7,015	$7,015	$14,030	$14,030
Discount and issuance cost amortization	869	828	1,722	1,639

Total interest expense	$7,884	$7,843	$15,752	$15,669

Accrued interest payable for the Convertible Notes was $6.0 million as of both June 30, 2021 and December 31, 2020. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

June 30, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	2	C$	38,293	1.0%	CDOR	0.3

December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount		Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	2	C$	38,293	1.0%	CDOR	0.8
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2021, we estimate that an additional $7,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
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
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

June 30, 2021				December 31, 2020
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	1	kr	999,500	Buy USD / Sell EUR Forward	8		€754,722
Buy USD / Sell EUR Forward	10		€679,142	Buy USD / Sell GBP Forward	4		£372,487
Buy USD / Sell GBP Forward	2		£542,701	Buy USD / Sell AUD Forward	1	A$	92,800
Buy USD / Sell AUD Forward	1	A$	89,500	Buy USD / Sell CAD Forward	1	C$	26,200
Buy USD / Sell CAD Forward	1	C$	21,000
Non-designated
Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated
hedges of foreign currency risk (notional amount in thousands):

June 30, 2021			December 31, 2020
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	1	€169,634	Buy EUR / Sell GBP Forward	2	£146,207
Buy USD / Sell EUR Forward	1	€169,634	Buy USD / Sell EUR Forward	1	€8,410
Buy GBP / Sell EUR Forward	2	£153,527
Buy EUR / Sell GBP Forward	1	£146,207
Buy GBP / Sell USD Forward	1	£63,600
Buy USD / Sell GBP Forward	1	£63,600
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

			Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
Foreign Exchange Contracts	Location of Income		Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
in Hedging Relationships	(Expense) Recognized		June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Designated Hedges	Interest Income	(1)	$1,703	$509	$3,752	$509
Non-Designated Hedges	Interest Income	(1)	(99)	5	(374)	5
Non-Designated Hedges	Interest Expense	(2)	2,197	(361)	(7,131)	(1,515)

Total			$3,801	$153	$(3,753)	$(1,001)

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position (1) as of		Fair Value of Derivatives in a Liability Position (2) as of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	$16,973	$521	$3,700	$55,758
Interest rate derivatives	—	1	—	—

Total	$16,973	$522	$3,700	$55,758

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$2,887	$—	$10,049	$3,157
Interest rate derivatives	—	—	—	—

Total	$2,887	$—	$10,049	$3,157

Total Derivatives	$19,860	$522	$13,749	$58,915

(1)	Included in other assets in our consolidated balance sheets.
(2)	Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain (Loss)		Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months	Six Months	Reclassified from		Three Months	Six Months
Derivatives in	Ended	Ended	Accumulated		Ended	Ended
Hedging Relationships	June 30, 2021	June 30, 2021	OCI into Income		June 30, 2021	June 30, 2021
Net Investment Hedges
Foreign exchange contracts (1)	$(16,096)	$18,974	Interest Expense		$—	$—
Cash Flow Hedges
Interest rate derivatives	—	(1)	Interest Expense	(2)	(2)	(4)

Total	$(16,096)	$18,973			$(2)	$(4)

(1)
During the three and six months ended June 30, 2021, we paid net cash settlements of $83,000 and $49.3 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income (loss) on our consolidated balance sheets.

(2)
During the three months ended June 30, 2021, we recorded total interest and related expenses of $82.4 million, which included interest expense of $2,000 related to our cash flow hedges. During the six months ended June 30, 2021, we recorded total interest and related expenses of $160.7 million, which included interest expense of $4,000.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2021, we were in a net asset position with one of our derivative counterparties and in a net liability position with our other derivative counterparty and posted collateral of $2.7 million under these derivative contracts. As of December 31, 2020, we were in a net liability position with each such derivative counterparty and posted collateral of $51.1 million under these derivative contracts.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

11. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of June 30, 2021, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2021 and December 31, 2020.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding (1)	2021	2020
Beginning balance	147,086,722	135,263,728
Issuance of class A common stock (2)	949	10,841,667
Issuance of restricted class A common stock, net (3)	234,838	351,333
Issuance of deferred stock units	21,374	21,077

Ending balance	147,343,883	146,477,805

(1)	Includes 328,065 and 281,143 deferred stock units held by members of our board of directors as of June 30, 2021 and 2020, respectively.
(2)	Includes 949 and 971 shares issued under our dividend reinvestment program during the six months ended June 30, 2021 and 2020, respectively.
(3)
The amounts are net of 28,971 and 249 shares of restricted class A common stock forfeited under our stock-based incentive plans during the six months ended June 30, 2021 and 2020, respectively. See Note 14 for further discussion of our stock-based incentive plans.

Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and six months ended June 30, 2021, we issued 434 shares and 949 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 646 shares and 971 shares, respectively, for the same periods in 2020. As of June 30, 2021, a total of 9,991,025 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2021 and 2020, we did not sell any shares of our class A common stock under ATM Agreements. As of June 30, 2021, sales of our class A common stock with an aggregate sales price of $363.8 million remained available for issuance under our ATM Agreements.
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
On June 15, 2021, we declared a dividend of $0.62 per share, or $91.1 million in aggregate, that was paid on July 15, 2021, to stockholders of record as of June 30, 2021. The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Total dividends declared	$91,150	$90,642	$182,309	$174,562
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
The following table sets forth the calculation of basic and diluted net income (loss) per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) (1)	$131,595	$17,544	$211,497	$(35,808)
Weighted-average shares outstanding, basic and diluted	147,342,822	138,299,418	147,339,895	136,959,341

Per share amount, basic and diluted	$0.89	$0.13	$1.44	$(0.26)

(1)	Represents net income (loss) attributable to Blackstone Mortgage Trust.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2021, total accumulated other comprehensive income was $10.7 million, primarily representing $23.7 million of net realized and unrealized gains related to changes in the fair value of derivative instruments, offset by $13.0 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2020, total accumulated other comprehensive income was $11.2 million, primarily representing (i) $6.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, and (ii) $4.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Non-Controlling
Interests
The
non-controlling
interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling
interests based on their pro rata ownership of our Multifamily Joint Venture. As of June 30, 2021, our Multifamily Joint Venture’s total equity was $173.3 million, of which $147.3 million was owned by us, and $26.0 million was allocated to non-controlling
interests. As of December 31, 2020, our Multifamily Joint Venture’s total equity was $121.1 million, of which $102.9 million was owned by us, and $18.2 million was allocated to non-controlling
interests.
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
During the three and six months ended June 30, 2021, we incurred $15.6 million and $31.1 million, respectively, of management fees payable to our Manager, compared to $14.8 million and $29.2 million during the same period in 2020. In addition, during the three and six months ended June 30, 2021, we incurred $6.0 million and $9.6 million, respectively, of incentive fees payable to our Manager, compared to $5.7 million and $10.5 million during the same period in 2020.
As of June 30, 2021 and December 31, 2020 we had accrued management and incentive fees payable to our Manager of $21.5 million and $19.2 million, respectively. During the three months ended June 30, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Professional services (1)	$2,043	$1,752	$3,861	$3,414
Operating and other costs (1)	606	882	1,301	2,335

Subtotal	2,649	2,634	5,162	5,749
Non-cash compensation expenses
Restricted class A common stock earned	7,895	8,527	15,855	17,079
Director stock-based compensation	125	125	250	250

Subtotal	8,020	8,652	16,105	17,329

Total general and administrative expenses	$10,669	$11,286	$21,267	$23,078

(1)
During the three and six months ended June 30, 2021, we recognized an aggregate $197,000 and $433,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and six months ended June 30, 2020, we recognized an aggregate $200,000 and $576,000, respectively, of expenses related to our Multifamily Joint Venture.

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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2021 and December 31, 2020, we were in compliance with all REIT requirements.
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
During the three and six months ended June 30, 2021, we recorded a current income tax provision of $175,000 and $276,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and six months ended June 30, 2020, we recorded a current income tax provision of $23,000 and $173,000, respectively. We did not have any deferred tax assets or liabilities as of June 30, 2021 or December 31, 2020.
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
As of June 30, 2021, tax years 2017 through 2020 remain subject to examination by taxing authorities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)
14. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2021, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of June 30, 2021. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2021, there were 2,006,886 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2020	1,627,890	$33.14
Granted	263,809	26.16
Vested	(437,917)	33.74
Forfeited	(28,971)	31.42

Balance as of June 30, 2021	1,424,811	$31.69

These shares generally vest in installments over a three-year period, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,424,811 shares of restricted class A common stock outstanding as of June 30, 2021 will vest as follows: 520,285 shares will vest in 2021; 626,746 shares will vest in 2022; and 277,780 shares will vest in 2023. As of June 30, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $41.6 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2021.
15. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$19,860	$—	$19,860	$—	$522	$—	$522
Liabilities
Derivatives	$—	$13,749	$—	$13,749	$—	$58,915	$—	$58,915
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2021			December 31, 2020
	Book	Face	Fair	Book	Face	Fair
	Value	Amount	Value	Value	Amount	Value
Financial assets
Cash and cash equivalents	$289,552	$289,552	$289,552	$289,970	$289,970	$289,970
Loans receivable, net	17,307,898	17,529,542	17,342,841	16,399,166	16,652,824	16,447,192
Debt securities held-to-maturity (1)	77,632	79,200	78,835	75,722	79,200	70,127
Financial liabilities
Secured debt, net	8,709,818	8,729,281	8,729,281	7,880,536	7,896,863	7,896,863
Securitized debt obligations, net	2,833,778	2,855,625	2,055,287	2,922,499	2,940,638	2,923,489
Asset-specific debt, net	292,122	299,601	299,601	391,269	399,699	399,699
Term loans, net	1,332,130	1,356,140	1,347,533	1,041,704	1,062,766	1,053,060
Convertible notes, net	618,111	622,500	637,303	616,389	622,500	621,568

(1)   Included in other assets on our consolidated balance sheets.
Estimates of fair value for cash and cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for debt securities held to maturity, securitized debt obligations, and the term loans are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.
16. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
We have financed a portion of our loans through the CLOs and the 2017 Single Asset Securitization, all of which are VIEs. During the six months ended June 30, 2021, the 2017 Single Asset Securitization was liquidated upon full repayment of its collateral assets and all senior securities outstanding. Previously, the 2017 Single Asset Securitization was consolidated by us. We are the primary beneficiary of, and therefore consolidate, the CLOs on our balance sheet as we (i) control the relevant interests of the CLOs that give us power to direct the activities that most significantly affect the CLOs, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	June 30, 2021	December 31, 2020
Assets:
Loans receivable	$3,369,835	$3,520,130
Current expected credit loss reserve	(4,009)	(13,454)

Loans receivable, net	3,365,826	3,506,676
Other assets	137,639	81,274

Total assets	$3,503,465	$3,587,950

Liabilities:
Securitized debt obligations, net	$2,833,778	$2,922,499
Other liabilities	1,598	2,104

Total liabilities	$2,835,376	$2,924,603

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
Non-Consolidated
Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate position we own as a held-to-maturity
debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $77.6 million as of June 30, 2021.
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
As of June 30, 2021 and December 31, 2020, our consolidated balance sheets included $21.5 million and $19.2 million of accrued management and incentive fees payable to our Manager, respectively. During the three and six months ended June 30, 2021, we paid aggregate management and incentive fees of $19.2 million and $38.4 million, respectively, to our Manager, compared to $19.3 million and $39.4 million during the same periods of 2020. During the three months ended June 30, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020. The per share price with respect to such issuance was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call. In addition, during the three and six months ended June 30, 2021, we reimbursed our Manager for expenses incurred on our behalf of $145,000 and $185,000, respectively, compared to $205,000 and $423,000 during the same periods of 2020.
As of June 30, 2021, our Manager held 699,961 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $22.3 million, and vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2021, we recorded non-cash
expenses related to shares held by our Manager of $4.1 million and $8.1 million, respectively, compared to $4.2 million and $8.5 million during the same period of 2020. Refer to Note 14 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the six months ended June 30, 2021 or 2020.
During each of the six month periods ended June 30, 2021 and 2020, we originated two loans whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions.
During the three and six months ended June 30, 2021, we incurred $92,000 and $192,000, respectively, of expenses for various administrative, compliance, and capital market data services to third-party service providers that are affiliates of our Manager, compared to $138,000 and $271,000 during the same periods of 2020.
In the third and fourth quarter of 2019, we acquired an aggregate €250.0 million of a total €1.6 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by third parties without our involvement and our 16% interest in the senior loan was made on such market terms. In the second quarter of 2021, we acquired an additional €100.0 million interest in the senior loan from an unaffiliated lender, bringing our total interest to 22% of the aggregate senior loan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

In the second quarter of 2021, we acquired an aggregate €50.0 million of a total €491.0 million senior loan to a borrower that is majority owned by a Blackstone-advised investment vehicle. We will forgo all non-economic
rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by the original lenders prior to our acquisition of the loan without our involvement.
In the second quarter of 2021 and 2020, certain Blackstone-advised investment vehicles acquired an aggregate $20.0 million participation, or 5%, of the initial aggregate
B-2
Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $350,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
In the first quarter of 2021 and second quarter and fourth quarter of 2019, certain Blackstone-advised investment vehicles acquired an aggregate $65.5 million participation, or 7%, of the initial aggregate
B-1
Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transactions and received aggregate fees of $950,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
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
18. COMMITMENTS AND CONTINGENCIES
Impact of
COVID-19
As further discussed in Note 2, the full extent of the impact of
COVID-19
on the global economy generally, and our business in particular, is uncertain. As of June 30, 2021, no contingencies have been recorded on our consolidated balance sheet as a result of
COVID-19,
however as the global pandemic continues and if the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of
COVID-19.
Unfunded Commitments Under Loans Receivable
As of June 30, 2021, we had unfunded commitments of $3.4 billion related to 86 loans receivable. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 74.4% for such financed loans, resulting in identified financing for $2.4 billion of our aggregate unfunded loan commitments as of June 30, 2021. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.1 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
(Unaudited)

Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2021 were as follows ($ in thousands):

	Secured	Asset-Specific	Term	Convertible
Year	Debt (1)	Debt (1)	Loans (2)	Notes (3)	Total (4)
2021 (remainder of the year)	$136,307	$—	$6,869	$—	$143,176
2022	600,849	—	13,738	402,500	1,017,087
2023	1,969,885	146,165	13,738	220,000	2,349,788
2024	3,475,914	—	13,738	—	3,489,652
2025	721,213	153,436	13,738	—	888,387
2026	1,825,113	—	1,294,319	—	3,119,432
Thereafter	—	—	—	—	—

Total obligation	$8,729,281	$299,601	$1,356,140	$622,500	$11,007,522

(1)
The allocation of repayments under our secured debt and asset-specific debt is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(2)	The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 8 for further details on our term loans.
(3)	Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 9 for further details on our Convertible Notes.
(4)
Total does not include $2.9 billion of consolidated securitized debt obligations, $999.2 million of non-consolidated
senior interests, and $543.9 million of
non-consolidated
securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of June 30, 2021, of the eight members of our board of directors, our five independent directors are entitled to annual compensation of $175,000 each, $75,000 of which will be paid in the form of cash and $100,000 in the form of deferred stock units. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chair of our audit committee receives additional annual cash compensation of $20,000, (ii) the other members of our audit committee receive additional annual cash compensation of $10,000, and (iii) the chairs of each of our compensation and corporate governance committees receive additional annual cash compensation of $10,000.
In April 2021, our board of directors approved changes to the compensation of our six independent directors which will be effective July 1, 2021. The three board members who have not been affirmatively determined to be independent, including our chairman and our chief executive officer, will continue to serve as directors without compensation for such service. These changes will increase the annual compensation of our directors from $175,000 to $210,000, of which $95,000 will be paid in cash and $115,000 will be paid in the form of deferred stock units or, beginning in 2022, at their election, shares of restricted common stock. In addition, (i) the annual cash compensation for the chair of our compensation committee will increase from $10,000 to $15,000 and (ii) the members of our investment risk management committee will receive additional annual cash compensation of $7,500.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.

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
Recent Developments
COVID-19
As of June 30, 2021, the novel coronavirus, or
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

Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Canadian Dollar Offered Rate, or CDOR, and the Australian Bank Bill Swap Reference Rate, or BBSY, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced it would cease publication of certain IBORs, including one-week
and
two-month
USD LIBOR and all tenors of GBP LIBOR, immediately after December 31, 2021 and cease the publication of the remaining tenors of USD LIBOR immediately after June 30, 2023. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies have advised U.S. banks to stop entering into new USD LIBOR based contracts by December 31, 2021.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. In the U.K., the Bank of England’s working group on Sterling risk free rates set March 31, 2021 as the target date under which GBP LIBOR may no longer be used as the reference rate for new loan products with maturities after December 31, 2021. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is the
30-day
average compounded SOFR, plus a credit spread adjustment. Additionally, as of June 30, 2021, the floating benchmark rate on one of our credit facilities is the daily compounded SONIA.
At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Canada, and Australia have been reformed and rates such as EURIBOR, STIBOR, CDOR, and BBSY may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
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

As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended June 30, 2021 we recorded earnings per share of $0.89, declared a dividend of $0.62 per share, and reported $0.61 per share of Distributable Earnings. In addition, our book value as of June 30, 2021 was $26.68 per share, which is net of a $0.90 cumulative CECL reserve.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2021	March 31, 2021
Net income (1)	$131,595	$79,902
Weighted-average shares outstanding, basic and diluted	147,342,822	147,336,936

Net income per share, basic and diluted	$0.89	$0.54

Dividends declared per share	$0.62	$0.62

(1)	Represents net income attributable to Blackstone Mortgage Trust.
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
During the six months ended June 30, 2021, we recorded a $52.2 million decrease in the CECL reserve, which has been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability
may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.
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
The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2021	March 31, 2021
Net income (1)	$131,595	$79,902
Decrease in current expected credit loss reserve	(50,906)	(1,293)
Non-cash compensation expense	8,020	8,085
Realized hedging and foreign currency income, net (2)	744	172
Other items	194	130
Adjustments attributable to non-controlling interests, net	248	(47)

Distributable Earnings	$89,895	$86,949

Weighted-average shares outstanding, basic and diluted	147,342,822	147,336,936

Distributable Earnings per share, basic and diluted	$0.61	$0.59

(1)	Represents net income attributable to Blackstone Mortgage Trust.
(2)
Represents realized gains on the repatriation of unhedged foreign currency. These amounts are not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2021	March 31, 2021
Stockholders’ equity	$3,930,961	$3,883,023
Shares
Class A common stock	147,015,818	147,031,082
Deferred stock units	328,065	318,128

Total outstanding	147,343,883	147,349,210

Book value per share	$26.68	$26.35

II. Loan Portfolio

During the quarter ended June 30, 2021, we originated or acquired $2.2 billion of loans. Loan fundings during the quarter totaled $2.3 billion, including $109.0 million of non-consolidated
senior interests. Loan repayments and sales during the quarter totaled $2.0 billion, including $73.3 million of loans held by our non-consolidated
securitized debt obligations, and our
non-consolidated
senior interests. We generated interest income of $196.3 million and incurred interest expense of $82.4 million during the quarter, which resulted in $114.0 million of net interest income during the three months ended June 30, 2021.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Loan originations (1)	$2,164,982	$3,900,111
Loan fundings (2)	$2,339,993	$3,831,675
Loan repayments and sales (3)	(1,953,529)	(2,792,192)

Total net (repayments) fundings	$386,464	$1,039,483

(1)	Includes new loan originations and additional commitments made under existing loans.
(2)	Loan fundings during the three and six months ended June 30, 2021 include $109.0 million and $195.6 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)
Loan repayments and sales during the three and six months ended June 30, 2021 include $73.3 million and $113.8 million, respectively, of additional repayments or reduction of loan exposure of loans held by our non-consolidated
securitized debt obligations, and our
non-consolidated
senior interests.

The following table details overall statistics for our investment portfolio as of June 30, 2021 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio (1)	Loan Exposure (1)(2)	Other Investments (3)	Total Investment Portfolio
Number of investments	124	124	1	125
Principal balance	$17,529,542	$18,528,773	$623,076	$19,151,849
Net book value	$17,307,898	$17,307,898	$77,632	$17,385,530
Unfunded loan commitments (4)	$3,353,259	$3,960,523	$—	$3,960,523
Weighted-average spread (5)	+ 3.19%	+ 3.25%	+ 2.75%	+ 3.23%
Weighted-average all-in yield (5)	+ 3.52%	+ 3.58%	+ 3.14%	+ 3.56%
Weighted-average maximum maturity (years) (6)	3.1	3.1	3.9	3.2
Origination loan to value (LTV) (7)	65.5%	65.5%	42.6%	64.8%

(1)
Excludes investment exposure to the $79.2 million subordinate position we own in the $623.1 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(2)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $999.2 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(3)
Includes investment exposure to the $623.1 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.

(5)
The weighted-average spread and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, STIBOR, BBSY, and CDOR, as applicable to each investment. As of June 30, 2021, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of June 30, 2021, for purposes of the weighted-averages. In addition to spread, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

(6)
Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of June 30, 2021, 36% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 64% were open to repayment by the borrower without penalty.

(7)	Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the index rate floors for our loan exposure as of June 30, 2021 ($ in thousands):

	Loan Exposure Principal Balance
Index rate floors	USD	Non-USD (1)	Total
Fixed rate	$—	$354,340	$354,340
0.00% or no floor (2)	2,525,760	4,769,140	7,294,900
0.01% to 0.24% floor	1,720,348	110,492	1,830,840
0.25% to 0.99% floor	1,031,763	262,548	1,294,311
1.00% or more floor	7,131,670	622,712	7,754,382

Total (3)(4)(5)	$12,409,541	$6,119,232	$18,528,773

(1)	Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Canadian Dollar Currencies.
(2)	Includes $338.7 million of loans accounted for under the cost-recovery method.
(3)
Excludes investment exposure to the $79.2 million subordinate position we own in the $623.1 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.

(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $999.2 million of such non-consolidated
senior interests that are not included in our balance sheet portfolio.

(5)	As of June 30, 2021, the weighted-average index rate floor of our loan portfolio was 0.70%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 1.15%.
The following table details the floating benchmark rates for our investment portfolio as of June 30, 2021 ($/€/£/kr/A$/C$ in thousands):

Investment Count	Currency	Total Investment Portfolio		Floating Rate Index (1)	Cash Coupon (2)	All-in Yield (2)
99	$		$13,032,617	USD LIBOR	L + 3.17%	L + 3.50%
9	€		€2,756,069	EURIBOR	E + 2.96%	E + 3.33%
12	£		£1,413,645	GBP LIBOR	L + 3.98%	L + 4.29%
1	kr	kr	4,990,212	STIBOR	STIBOR + 3.20%	S + 3.41%
2	A$	A$	325,150	BBSY	BBSY + 4.03%	BBSY + 4.47%
2	C$	C$	84,909	CDOR	CDOR + 3.79%	CDOR + 4.18%

125			$19,151,849		INDEX + 3.23%	INDEX + 3.56%

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

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of June 30, 2021:

Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan
basis.
Portfolio Management
During the three months ended June 30, 2021, we collected 100.0% of the contractual interest payments that were due under our loans, with virtually no interest deferrals, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets. We are generally encouraged by our borrowers’ response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.8% as of June 30, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 2.9 and 3.0 as of June 30, 2021 and December 31, 2020, respectively. The decrease in risk rating reflects the ongoing recovery from
COVID-19
and the improvement of our portfolio’s credit.

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure (1)(2)
1	8	$876,895	$877,690
2	19	3,820,471	3,848,997
3	86	10,064,659	11,116,911
4	9	2,337,583	2,346,439
5	2	337,235	338,736

Loans receivable	124	$17,436,843	$18,528,773

CECL reserve		(128,945)

Loans receivable, net		$17,307,898

(1)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $999.2 million of such non-consolidated
senior interests as of June 30, 2021.

(2)
Excludes investment exposure to the $623.1 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.

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
During the six months ended June 30, 2021, we recorded an aggregate $52.2 million decrease in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $133.1 million as of June 30, 2021. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. The decrease in the CECL reserve during the six months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
During 2020, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP. During the three months ended June 30, 2020, we recorded a $14.8 million CECL reserve on this loan, which was unchanged as of June 30, 2021. This loan has an outstanding principal balance of $52.4 million, net of cost-recovery proceeds, as of June 30, 2021. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2021.
During 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. During the three months ended June 30, 2020, we recorded a $54.9 million CECL reserve on this loan, which was unchanged as of June 30, 2021. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of June 30, 2021. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2021.
As of July 1, 2020, the income accrual was suspended on the two loans detailed above, which had an aggregate outstanding principal balance of $338.7 million, as of June 30, 2021. No income was recorded on these loans during the three months ended June 30, 2021.

Multifamily Joint Venture
As of June 30, 2021, our Multifamily Joint Venture held $520.5 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing
	Outstanding Principal Balance
	June 30, 2021	December 31, 2020
Secured debt	$8,729,281	$7,896,863
Securitizations (1)	3,399,501	3,596,980
Asset-specific financings (2)	1,298,832	1,201,495

Total portfolio financing	$13,427,614	$12,695,338

(1)
Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated
securitized debt obligations of $543.9 million, as of June 30, 2021. Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated
securitized debt obligations of $656.3 million, as of December 31, 2020. The non-consolidated
securitized debt obligation represents the senior
non-consolidated
investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity
debt security on our balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(2)
Includes our consolidated asset-specific debt of $299.6 million and our non-consolidated
senior interests of $999.2 million, as of June 30, 2021. Includes our consolidated asset-specific debt of $399.7 million and our non-consolidated
senior interests of $801.8 million, as of December 31, 2020. The non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt
	Borrowings Outstanding
	June 30, 2021	December 31, 2020
Secured credit facilities	$8,729,281	$7,896,863
Acquisition facility	—	—

Total secured debt	$8,729,281	$7,896,863

Secured Credit Facilities
The following table details the
all-in
cost of our secured credit facilities as of June 30, 2021 ($ in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2021
		Total	Wtd. Avg.		Wtd. Avg.	Net Interest
All-in Cost (1)(2)	New Financings (3)	Borrowings	All-in Cost (1)(2)(4)	Collateral (5)	All-in Yield (2)(6)	Margin (7)
+ 1.49% or less	$562,480	$2,017,600	+ 1.42%	$2,520,834	+ 2.88%	+ 1.46%
+ 1.50% to + 1.74%	901,070	2,836,242	+ 1.67%	3,981,023	+ 3.32%	+ 1.65%
+ 1.75% to + 1.99%	404,035	1,701,316	+ 1.84%	2,755,559	+ 3.41%	+ 1.57%
+ 2.00% or more	672,999	2,174,123	+ 2.21%	3,964,617	+ 3.88%	+ 1.67%

Total	$2,540,584	$8,729,281	+ 1.78%	$13,222,033	+ 3.42%	+ 1.64%

(1)	In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.
(2)	The all-in cost and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, SONIA, EURIBOR, STIBOR, BBSY, and CDOR, as applicable.
(3)	Represents borrowings outstanding as of June 30, 2021, for new financings during the six months ended June 30, 2021, based on the date collateral was initially pledged to each credit facility.
(4)	Represents the weighted-average all-in cost as of June 30, 2021 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)	Represents the principal balance of the collateral assets.
(6)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(7)	Represents the difference between the weighted-average all-in yield and weighted average all in cost.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The maturity date of the facility is April 4, 2023.
Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	June 30, 2021	December 31, 2020
Securitized debt obligations	$2,855,625	$2,940,638
Non-consolidated securitized debt obligation (1)	543,876	656,342

Total securitizations	$3,399,501	$3,596,980

(1)
These
non-consolidated
securitized debt obligations represent the senior
non-consolidated
investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity
debt security on our balance sheet. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO, or collectively, the CLOs. The following table details our securitized debt obligations ($ in thousands):

	June 30, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1) (2)	Term (3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	30	$1,000,000	$1,000,000	+ 3.42%	May 2024
Financing provided	1	803,750	796,383	+ 1.62%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	21	1,000,000	1,000,000	+ 3.04%	April 2024
Financing provided	1	808,750	802,467	+ 2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	25	1,500,000	1,500,000	+ 3.13%	March 2024
Financing provided	1	1,243,125	1,234,928	+ 1.44%	February 2038
Total
Collateral assets	76	$3,500,000	$3,500,000	+ 3.19%

Financing provided (4)	3	$2,855,625	$2,833,778	+ 1.68%

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)
The weighted-average
all-in
yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of June 30, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is the
30-day
average compounded SOFR, plus a credit spread adjustment of 0.11%. As of June 30, 2021, the
30-day
average compounded SOFR was 0.03% and
one-month
USD LIBOR was 0.10%.

(3)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

(4)	During the three and six months ended June 30, 2021, we recorded $12.4 million and $24.5 million, respectively, of interest expense related to our securitized debt obligations.
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

	June 30, 2021
Non-Consolidated Securitized Debt Obligation	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	1	$623,076	n / a	+ 3.14%	June 2025
Financing provided	1	$543,876	n / a	+ 2.49%	June 2035

(1)	In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts.
(2)
Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of non-consolidated
securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.

Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings
	Outstanding Principal Balance
	June 30, 2021	December 31, 2020
Asset-specific debt	$299,601	$399,699
Non-consolidated senior interests (1)	999,231	801,796

Total asset-specific financings	$1,298,832	$1,201,495

(1)
These
non-consolidated
senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	June 30, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term (2)
Collateral assets	3	$397,302	$384,837	+ 4.34%	Dec. 2024
Financing provided	3	$299,601	$292,122	+ 3.15%	Dec. 2024

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
non-consolidated
senior interests ($ in thousands):

	June 30, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost (1)	Wtd. Avg. Term
Total loan	5	$1,249,805	n / a	+ 4.57%	Aug. 2024
Senior participation	5	$999,231	n / a	+ 3.27%	Aug. 2024

(1)
The weighted-average spread and
all-in
yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and GBP LIBOR, as applicable to each investment. As of June 30, 2021, 73% of our investments by total investment exposure earned a floating rate of interest indexed to USD LIBOR. The other 27% of our investments earned a fixed rate of interest, which we reflect as a spread over GBP LIBOR, as of June 30, 2021, for purposes of the weighted-averages. In addition to spread, all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.

Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing
	Outstanding Principal Balance
	June 30, 2021	December 31, 2020
Term loans	$1,356,140	$1,062,766
Convertible notes	622,500	622,500

Total corporate financing	$1,978,640	$1,685,266

Term Loans
As of June 30, 2021, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate (1)	All-in Cost (1)(2)	Maturity
B-1 Term Loan	$934,634	+ 2.25%	+ 2.53%	April 23, 2026
B-2 Term Loan	$421,506	+ 2.75%	+ 3.42%	April 23, 2026

(1)	The B-2 Term Loan borrowing is subject to a LIBOR floor of 0.50%.
(2)	Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Notes 2 and 8 to our consolidated financial statements for additional discussion of our Term Loans.

Convertible Notes
As of June 30, 2021, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost (1)	Maturity
May 2017	$402,500	4.38%	4.85%	May 5, 2022
March 2018	$220,000	4.75%	5.33%	March 15, 2023

(1)	Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
Refer to Notes 2 and 9 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of June 30, 2021, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities. The following table details our investment portfolio’s net exposure to interest rates by currency as of June 30, 2021 ($/€/£/kr/A$/C$ in thousands):

	USD	EUR	GBP	SEK		AUD		CAD
Floating rate loans (1)(2)	$13,032,617	€2,747,743	£1,179,080	kr	4,990,212	A$	325,150	C$	60,064
Floating rate debt (1)(3)(4)(5)	(9,353,111)	(2,072,476)	(712,996)		(3,992,169)		(236,187)		(64,347)

Net floating rate exposure (6)	$3,679,506	€675,267	£466,084	kr	998,043	A$	88,963	C$	(4,283)

Net floating rate exposure in USD (6)(7)	$3,679,506	$800,732	$644,641		$116,718		$66,704		$(3,455)

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

(3)	Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(4)
As of June 30, 2021, £392.4 million and £320.6 million of outstanding borrowings were indexed to GBP LIBOR and SONIA, respectively. As of June 30, 2021, three-month GBP LIBOR was 0.08% and SONIA was 0.05%.

(5)
As of June 30, 2021, $7.8 billion and $1.5 billion of outstanding borrowings were indexed to USD LIBOR and SOFR, respectively. As of June 30, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is the
30-day
average compounded SOFR, plus a credit spread adjustment of 0.11%. As of June 30, 2021, the
30-day
average compounded SOFR was 0.03% and
one-month
USD LIBOR was 0.10%.

(6)	In addition, we have two interest rate caps of C$38.3 million ($30.9 million as of June 30, 2021) to limit our exposure to increases in interest rates.
(7)	Represents the U.S. Dollar equivalent as of June 30, 2021.

III. Our Results of Operations

Operating Results
The following table sets forth information regarding our consolidated results of operations ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2021	March 31, 2021	$
Income from loans and other investments
Interest and related income	$196,303	$187,524	$8,779
Less: Interest and related expenses	82,352	78,372	3,980

Income from loans and other investments, net	113,951	109,152	4,799
Other expenses
Management and incentive fees	21,545	19,207	2,338
General and administrative expenses	10,669	10,597	72

Total other expenses	32,214	29,804	2,410
Decrease in current expected credit loss reserve	50,906	1,293	49,613

Income before income taxes	132,643	80,641	52,002
Income tax provision	175	101	74

Net income	132,468	80,540	51,928

Net income attributable to non-controlling interests	(873)	(638)	(235)

Net income attributable to
Blackstone Mortgage Trust, Inc.	$131,595	$79,902	$51,693

Net income per share - basic and diluted	$0.89	$0.54	$0.35
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $4.8 million during the three months ended June 30, 2021 as compared to the three months ended March 31, 2021. The increase was primarily due to (i) an increase in the weighted-average principal balance of our loan portfolio by $761.5 million during the three months ended June 30, 2021, as compared to the three months ended March 31, 2021 and (ii) one additional day of net interest income accrued during the three months ended June 30, 2021, as compared to the three months ended March 31, 2021. This was offset by an increase in the weighted-average
principal balance of our outstanding financing arrangements by $788.8 million during the three months ended June 30, 2021, as compared to the three months ended March 31, 2021.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $2.4 million during the three months ended June 30, 2021 compared to the three months ended March 31, 2021 primarily due to a $2.4 million increase of incentive fees payable to our Manager, resulting from an increase in Distributable Earnings.
Changes in current expected credit loss reserve
During the three months ended June 30, 2021, we recorded a $50.9 million decrease in the current expected credit loss reserve, as compared to a $1.3 million decrease during the three months ended March 31, 2021. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. The decrease in the CECL reserve during the three months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Net income attributable to
non-controlling
interests
During the three months ended June 30, 2021 and March 31, 2021, we recorded $873,000 and $638,000, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended June 30, 2021, we declared a dividend of $0.62 per share, or $91.1 million in aggregate, which was paid on July 15, 2021 to common stockholders of record as of June 30, 2021. During the three months ended March 31, 2021, we declared a dividend of $0.62 per share, or $91.2 million in aggregate.
The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2021 and 2020 ($ in thousands, except per share data):

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	$
Income from loans and other investments
Interest and related income	$383,827	$396,857	$(13,030)
Less: Interest and related expenses	160,723	189,092	(28,369)

Income from loans and other investments, net	223,104	207,765	15,339
Other expenses
Management and incentive fees	40,752	39,773	979
General and administrative expenses	21,267	23,078	(1,811)

Total other expenses	62,019	62,851	(832)
Decrease (increase) in current expected credit loss reserve	52,199	(179,521)	231,720

Income (loss) before income taxes	213,284	(34,607)	247,891
Income tax provision	276	173	103

Net income (loss)	213,008	(34,780)	247,788

Net income attributable to non-controlling interests	(1,511)	(1,028)	(483)

Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$211,497	$(35,808)	$247,305

Net income (loss) per share - basic and diluted	$1.44	$(0.26)	$1.70
Dividends declared per share	$1.24	$1.24	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $15.9 million during the six months ended June 30, 2021 as compared to the corresponding period in 2020. The increase was primarily due to (i) the impact of declining LIBOR and other floating rate indices, which had a larger impact on interest expense than interest income as a result of certain of our loans earning interest based on floors that were above the applicable floating rate index during the period, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $760.8 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $521.5 million for the six months ended June 30, 2021, as compared to the corresponding period in 2020.

Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $832,000 during the six months ended June 30, 2021 compared to the corresponding period in 2020 due to a decrease of (i) $1.2 million in non-cash
restricted stock amortization, due to a decrease in the weighted-average grant date share price of the awards, (ii) $927,000 of incentive fees payable to our Manager, and (iii) $587,000 of general operating expenses. This was offset by an increase of $1.9 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2020.
Changes in current expected credit loss reserve
During the six months ended June 30, 2021, we recorded a $52.2 million decrease in the current expected credit loss reserve as compared to a $179.5 million increase during the six months ended June 30, 2020. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. The decrease in the CECL reserve during the six months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. This reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to
non-controlling
interests
During the six months ended June 30, 2021 and 2020, we recorded $1.5 million and $1.0 million, respectively, of net income attributable to non-controlling
interests related to our Multifamily Joint Venture.
Dividends per share
During the six months ended June 30, 2021, we declared aggregate dividends of $1.24, or $182.3 million. During the six months ended June 30, 2020, we declared aggregate dividends of $1.24 per share, or $174.6 million.
IV. Liquidity and Capital Resources

Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, borrowings under secured debt, borrowings under term loans, and the issuance and sale of convertible notes. As of June 30, 2021, our capitalization structure included $2.0 billion of corporate debt and $13.4 billion of asset-level financing. No portion of our corporate debt matures before 2022 and our asset-specific financing is generally term-matched or matures in 2022 or later. Our $13.4 billion of asset-level financing includes $8.7 billion of secured debt, $3.4 billion of securitizations, which are inherently non-recourse,
non-mark
to market, and term-matched to the financed assets, and $1.3 billion of asset-specific financings.
Margin call provisions under our credit facilities do not permit valuation adjustments based on capital markets events, and are limited to collateral-specific credit marks generally determined on a commercially reasonable basis.
See Notes 5, 6, 7, 8, and 9 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, Term Loans, and Convertible Notes, respectively.

Debt-to-Equity
Ratio and Total Leverage Ratio
The following table presents our
debt-to-equity
ratio and total leverage ratio:

	June 30, 2021	December 31, 2020
Debt-to-equity ratio (1)	2.7x	2.5x
Total leverage ratio (2)	3.8x	3.6x

(1)	Represents (i) total outstanding secured debt, asset-specific debt, term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)	Represents (i) total outstanding secured debt, securitizations, asset-specific financings, term loans, and convertible notes, less cash, to (ii) total equity, in each case at period end.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$289,552	$289,970
Available borrowings under secured debt facilities	1,068,649	829,165
Loan principal payments held by servicer, net (1)	27,612	19,460

	$1,385,813	$1,138,595

(1)
Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

During the six months ended June 30, 2021, we generated cash flow from operating activities of $165.4 million, received repayments of $2.8 billion, and received $298.5 million of aggregate, net proceeds from borrowings under term loans. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2021 FL4, 2020 FL3, and 2020 FL2 CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,991,025 shares of class A common stock were available for issuance as of June 30, 2021, and our at-the-market
stock offering program, pursuant to which we may sell, from time to time, up to $363.8 million of additional shares of our class A common stock as of June 30, 2021. Refer to Note 11 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $8.7 billion of outstanding borrowings under secured debt facilities, our asset-specific debt facilities, our Term Loans, and our Convertible Notes.
As of June 30, 2021, we had unfunded commitments of $3.4 billion related to 86 loans receivable. We generally finance the funding of our loan commitments on terms consistent with our overall credit facilities, with an average advance rate of 74.4% for such financed loans, resulting in identified financing for $2.4 billion of our aggregate unfunded loan commitments as of June 30, 2021. Some of our lenders, including substantially all of our financing of construction loans, are contractually obligated to fund their ratable portion of these loan commitments over time, while other lenders have some degree of discretion over future loan funding obligations. We expect to fund our loan commitments over the tenor of these loans, which have a weighted-average future funding period of 3.1 years. Our future loan fundings comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and will vary depending on the progress of capital projects, leasing, and cash flows at the assets underlying our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2021 were as follows ($ in thousands):

		Payment Timing
	Total	Less Than	1 to 3	3 to 5	More Than
	Obligation	1 Year (1)	Years	Years	5 Years
Unfunded loan commitments (2)	$3,353,259	$153,985	$1,666,386	$1,525,438	$7,450
Principal repayments under secured debt (3)	8,729,281	392,148	3,465,422	4,380,293	491,418
Principal repayments under asset-specific debt (3)	299,601	—	146,165	153,436	—
Principal repayments of term loans (4)	1,356,140	13,738	27,477	1,314,925	—
Principal repayments of convertible notes (5)	622,500	402,500	220,000	—	—
Interest payments (3)(6)	722,833	233,663	325,750	159,561	3,859

Total (7)	$15,083,614	$1,196,034	$5,851,200	$7,533,653	$502,727

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

(3)
The allocation of repayments under our secured debt and asset-specific debt for both principal and interest payments is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.

(4)
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the principal balance due in quarterly installments. Refer to Note 8 to our consolidated financial statements for further details on our term loans.

(5)
Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 9 to our consolidated financial statements for further details on our convertible notes.

(6)
Represents interest payments on our secured debt, asset-specific debt, convertible notes, and Term Loans. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2021 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.

(7)
Total does not include $2.9 billion of consolidated securitized debt obligations, $999.2 million of non-consolidated
senior interests, and $543.9 million of
non-consolidated
securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.

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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2021	2020
Cash flows provided by operating activities	$165,373	$175,708
Cash flows used in investing activities	(924,972)	(234,728)
Cash flows provided by financing activities	806,118	1,169,772

Net increase in cash and cash equivalents	$46,519	$1,110,752

We experienced a net increase in cash and cash equivalents of $46.5 million for the six months ended June 30, 2021, compared to a net increase of $1.1 billion for the six months ended June 30, 2020. During the six months ended June 30, 2021, we funded $3.6 billion of new loans, and we received (i) $2.7 billion from loan principal collections, (ii) a net $898.0 million under our secured debt, and (iii) $298.5 million of net proceeds from term loan borrowings.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5 and 8 to our consolidated financial statements for further discussion of our secured debt and term loans.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2021 and December 31, 2020, we were in compliance with all REIT requirements.
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

•
Historical loan loss reference data
: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, which includes zero realized loan losses since the launch of our senior loan origination business in 2013, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2021. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value,
or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.

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

•
Expectations of performance and market conditions:
Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2021.

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

These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the six months ended June 30, 2021, we recorded an aggregate $52.2 million decrease in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $133.1 million as of June 30, 2021. This CECL reserve reflects the macroeconomic impact of the
COVID-19
pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. The decrease in the CECL reserve during the six months ended June 30, 2021 reflects the ongoing market recovery from
COVID-19
and the resulting improvement in the performance of the collateral assets underlying our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the
COVID-19
pandemic. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

VI. Loan Portfolio Details

The following table provides details of our loan portfolio, on a loan-by-loan
basis, as of June 30, 2021 ($ in millions):

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Spread (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
1	Senior loan	8/14/2019	$1,333.6	$1,295.4	$1,289.5	+ 2.53%	+ 2.99%	12/23/2024	Dublin - IE	Office	$471 / sqft	74%	2
2	Senior loan	3/22/2018	905.4	905.4	903.6	+ 3.25%	+ 3.42%	3/15/2023	Diversified - Spain	Mixed-Use	n / a	71%	4
3	Senior loan	11/25/2019	724.2	668.6	670.1	+ 2.30%	+ 2.59%	12/9/2024	New York	Office	$958 / sqft	65%	3
4	Senior loan	3/30/2021	583.6	583.6	577.9	+ 3.20%	+ 3.41%	5/15/2026	Diversified - SE	Industrial	$107 / sqft	76%	3
5	Senior loan (4)	8/7/2019	745.8	389.6	76.6	+ 3.12%	+ 3.60%	9/9/2025	Los Angeles	Office	$263 / sqft	59%	3
6	Senior loan	8/22/2018	362.5	362.5	362.3	+ 3.15%	+ 3.49%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	3
7	Senior loan	9/23/2019	415.0	355.6	352.6	+ 3.00%	+ 3.22%	11/15/2024	Diversified - Spain	Hospitality	$194,433 / key	62%	4
8	Senior loan	10/23/2018	352.4	348.7	348.7	+ 3.40%	+ 3.53%	1/24/2022	New York	Mixed-Use	$591 / sqft	65%	3
9	Senior loan	4/11/2018	355.0	344.5	343.8	+ 2.85%	+ 3.10%	5/1/2023	New York	Office	$437 / sqft	71%	2
10	Senior loan (4)	8/6/2015	334.3	334.3	60.6	5.75%	5.85%	10/29/2022	Diversified - EUR	Other	n / a	71%	3
11	Senior loan	1/11/2019	332.1	332.1	329.4	+ 4.35%	+ 4.70%	1/11/2026	Diversified - UK	Other	$328 / sqft	74%	4
12	Senior loan	3/16/2021	490.8	307.3	303.2	+ 3.85%	+ 4.15%	4/9/2026	Boston	Life Sciences	$759 / sqft	66%	2
13	Senior loan	2/27/2020	300.0	293.5	291.8	+ 2.70%	+ 3.04%	3/9/2025	New York	Mixed-Use	$921 / sqft	59%	3
14	Senior loan	11/30/2018	286.3	286.3	284.8	n/m (7)	n/m (7)	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
15	Senior loan	9/30/2019	305.5	286.0	286.4	+ 3.66%	+ 3.75%	9/9/2024	Chicago	Office	$248 / sqft	58%	1
16	Senior loan	10/23/2018	290.4	268.8	267.9	+ 2.80%	+ 3.04%	11/9/2024	Atlanta	Office	$250 / sqft	64%	2
17	Senior loan	4/26/2021	263.5	263.5	261.6	+ 2.45%	+ 2.63%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
18	Senior loan	12/11/2018	310.0	262.1	261.5	+ 2.55%	+ 2.96%	12/9/2023	Chicago	Office	$221 / sqft	78%	3
19	Senior loan	11/30/2018	263.9	248.9	248.2	+ 2.80%	+ 3.34%	12/9/2024	San Francisco	Hospitality	$365,544 / key	73%	4
20	Senior loan (4)	11/22/2019	470.0	223.8	44.3	+ 3.70%	+ 4.14%	12/9/2025	Los Angeles	Office	$224 / sqft	69%	3
21	Senior loan	7/20/2017	250.0	222.6	221.3	+ 3.70%	+ 4.16%	8/9/2023	San Francisco	Office	$369 / sqft	58%	2
22	Senior loan	12/12/2019	260.5	217.7	217.3	+ 2.40%	+ 2.69%	12/9/2024	New York	Office	$103 / sqft	42%	1
23	Senior loan	10/1/2019	354.1	214.6	211.4	+ 3.75%	+ 4.26%	10/9/2025	Atlanta	Mixed-Use	$365 / sqft	70%	3
24	Senior loan	4/23/2021	219.0	209.0	208.5	+ 3.65%	+ 3.77%	5/8/2024	Washington DC	Office	$234 / sqft	57%	3
25	Senior loan	6/27/2019	227.4	206.1	205.2	+ 2.80%	+ 3.16%	8/15/2026	Berlin - DEU	Office	$442 / sqft	62%	3
26	Senior loan	11/5/2019	219.2	205.9	205.0	+ 3.85%	+ 4.45%	2/21/2025	Diversified - IT	Office	$407 / sqft	66%	3
27	Senior loan	9/25/2019	203.5	203.5	202.3	+ 4.35%	+ 4.93%	9/26/2023	London - UK	Office	$928 / sqft	72%	3
28	Senior loan	8/31/2017	203.0	201.3	201.1	+ 2.50%	+ 2.85%	9/9/2023	Orange County	Office	$234 / sqft	64%	3
29	Senior loan	11/23/2018	202.4	199.0	197.7	+ 2.62%	+ 2.87%	2/15/2024	Diversified - UK	Office	$1,206 / sqft	50%	3
30	Senior loan	12/22/2016	204.5	192.0	191.8	+ 2.90%	+ 3.13%	12/9/2022	New York	Office	$270 / sqft	64%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Spread (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
31	Senior loan (4)	3/23/2020	348.6	191.6	37.3	+ 3.75%	+ 4.40%	1/9/2025	Nashville	Mixed-Use	$298 / sqft	78%	3
32	Senior loan	6/4/2018	187.8	187.8	187.3	+ 3.50%	+ 3.76%	6/9/2024	New York	Hospitality	$309,308 / key	52%	4
33	Senior loan	4/9/2018	1,486.5	185.0	173.5	+ 8.50%	+ 10.64%	6/9/2025	New York	Office	$525 / sqft	48%	2
34	Senior loan	2/18/2021	184.0	184.0	182.4	+ 3.20%	+ 3.54%	3/9/2026	Durham	Multi	$314 / sqft	72%	3
35	Senior loan	11/16/2018	211.9	182.7	182.1	+ 4.10%	+ 4.73%	12/9/2023	Fort Lauderdale	Mixed-Use	$514 / sqft	59%	3
36	Senior loan	9/14/2018	179.3	179.3	178.6	+ 3.50%	+ 4.04%	9/14/2023	Canberra - AU	Mixed-Use	$466 / sqft	68%	3
37	Senior loan	4/3/2018	178.6	177.5	177.1	+ 2.75%	+ 2.99%	4/9/2024	Dallas	Mixed-Use	$502 / sqft	64%	3
38	Senior loan	9/26/2019	175.0	175.0	175.0	+ 3.10%	+ 3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
39	Senior loan	12/21/2017	197.5	170.3	170.1	+ 2.65%	+ 2.87%	1/9/2023	Atlanta	Office	$127 / sqft	51%	2
40	Senior loan	4/25/2019	210.0	166.2	165.7	+ 3.50%	+ 3.75%	9/1/2025	Los Angeles	Office	$747 / sqft	73%	1
41	Senior loan	9/5/2019	198.4	161.5	160.4	+ 2.75%	+ 3.24%	9/9/2024	New York	Life Sciences	$1,007 / sqft	62%	3
42	Senior loan	8/23/2017	165.0	157.7	157.5	+ 3.25%	+ 3.48%	10/9/2022	Los Angeles	Office	$320 / sqft	74%	3
43	Senior loan	9/4/2018	172.7	157.3	157.2	+ 3.00%	+ 3.39%	9/9/2023	Las Vegas	Hospitality	$190,423 / key	70%	3
44	Senior loan	12/20/2019	155.4	155.4	154.3	+ 3.10%	+ 3.32%	12/18/2026	London - UK	Office	$773 / sqft	75%	3
45	Senior loan	6/28/2019	226.4	154.3	152.1	+ 3.70%	+ 4.01%	6/27/2024	London - UK	Office	$503 / sqft	71%	3
46	Senior loan	5/27/2021	205.4	153.7	152.1	+ 2.70%	+ 2.99%	6/9/2026	Atlanta	Office	$130 / sqft	66%	3
47	Senior loan	1/17/2020	203.0	135.5	134.5	+ 2.75%	+ 3.07%	2/9/2025	New York	Mixed-Use	$112 / sqft	43%	3
48	Senior loan	11/14/2017	133.0	133.0	132.8	+ 2.75%	+ 2.86%	6/9/2023	Los Angeles	Hospitality	$532,000 / key	56%	3
49	Senior loan	12/14/2018	135.6	127.5	127.6	+ 2.90%	+ 3.25%	1/9/2024	Diversified - US	Industrial	$51 / sqft	57%	2
50	Senior loan	4/30/2018	177.2	125.6	124.8	+ 3.25%	+ 3.51%	4/30/2023	London - UK	Office	$565 / sqft	60%	3
51	Senior loan	11/27/2019	146.3	123.8	123.0	+ 2.75%	+ 3.13%	12/9/2024	Minneapolis	Office	$124 / sqft	64%	3
52	Senior loan	11/30/2018	151.1	123.0	122.4	+ 2.55%	+ 2.82%	12/9/2024	Washington DC	Office	$345 / sqft	60%	2
53	Senior loan	3/10/2020	140.0	118.4	118.3	+ 2.50%	+ 2.67%	1/9/2025	New York	Mixed-Use	$77 / sqft	53%	3
54	Senior loan	6/28/2019	125.0	117.2	116.9	+ 2.75%	+ 2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
55	Senior loan	4/6/2021	122.7	116.3	115.3	+ 3.20%	+ 3.52%	4/9/2026	Los Angeles	Office	$490 / sqft	65%	3
56	Senior loan	7/15/2019	144.6	116.2	115.6	+ 2.90%	+ 3.25%	8/9/2024	Houston	Office	$210 / sqft	58%	3
57	Senior loan	10/17/2016	114.1	114.1	114.1	+ 3.95%	+ 3.96%	10/21/2021	Diversified - UK	Self-Storage	$157 / sqft	73%	2
58	Senior loan	12/21/2018	123.1	112.3	112.1	+ 2.60%	+ 2.99%	1/9/2024	Chicago	Office	$220 / key	72%	3
59	Senior loan	3/29/2021	141.2	110.5	108.8	+ 3.90%	+ 4.55%	3/29/2026	Diversified - UK	Multi	$48,440 / unit	61%	3
60	Senior loan (4)	9/22/2017	111.7	110.3	27.5	+ 5.25%	+ 5.49%	10/9/2022	San Francisco	Multi	$547,745 / unit	46%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Spread (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
61	Senior loan	5/20/2021	148.2	106.4	105.0	+ 3.60%	+ 4.00%	6/9/2026	San Jose	Office	$273 / sqft	65%	3
62	Senior loan	10/16/2018	113.7	104.8	104.7	+ 3.25%	+ 3.57%	11/9/2023	San Francisco	Hospitality	$228,299 / key	72%	4
63	Senior loan	3/13/2018	123.0	103.6	103.3	+ 3.00%	+ 3.27%	4/9/2025	Honolulu	Hospitality	$160,580 / key	50%	3
64	Senior loan	3/25/2020	126.4	103.2	102.4	+ 2.40%	+ 2.78%	3/31/2025	Diversified - NL	Multi	$125,958 / unit	65%	2
65	Senior loan	12/10/2018	122.8	99.3	98.5	+ 2.95%	+ 3.34%	12/3/2024	London - UK	Office	$475 / sqft	72%	3
66	Senior loan	6/18/2021	98.5	98.5	97.6	+ 2.60%	+ 2.83%	7/9/2026	New York	Industrial	$52 / sqft	55%	2
67	Senior loan	5/13/2021	199.1	97.9	96.2	+ 3.55%	+ 3.96%	6/9/2026	Boston	Life Sciences	$497 / sqft	64%	3
68	Senior loan	12/23/2019	109.7	97.5	97.0	+ 2.70%	+ 3.03%	1/9/2025	Miami	Multi	$337,355 / unit	68%	2
69	Senior loan	3/28/2019	98.4	96.5	96.5	+ 3.25%	+ 3.40%	1/9/2024	New York	Hospitality	$249,435 / key	63%	4
70	Senior loan	8/18/2017	92.2	92.2	92.1	+ 4.10%	+ 4.41%	8/18/2022	Brussels - BE	Office	$143 / sqft	59%	1
71	Senior loan	6/14/2021	100.0	92.0	91.4	+ 3.70%	+ 4.04%	7/9/2024	Miami	Office	$194 / sqft	65%	3
72	Senior loan	3/31/2017	96.9	90.6	90.8	+ 4.30%	+ 4.24%	4/9/2023	New York	Office	$444 / sqft	64%	3
73	Senior loan	6/1/2021	95.0	89.9	89.4	+ 2.85%	+ 3.05%	6/9/2026	Miami	Multi	$223,198 / unit	61%	3
74	Senior loan	6/25/2021	85.4	85.4	84.7	+ 2.75%	+ 3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
75	Senior loan	11/22/2019	85.0	85.0	84.9	+ 2.99%	+ 3.27%	12/1/2024	San Jose	Multi	$317,164 / unit	62%	2
76	Senior loan	2/1/2021	82.5	82.5	82.4	+ 4.05%	+ 4.18%	8/1/2022	Washington DC	Multi	$214,844 / unit	67%	3
77	Senior loan	2/20/2019	140.4	81.2	80.1	+ 3.25%	+ 3.89%	2/19/2024	London - UK	Office	$398 / sqft	61%	3
78	Senior loan	6/29/2016	83.4	80.4	80.4	+ 2.80%	+ 3.04%	7/9/2021	Miami	Office	$310 / sqft	64%	2
79	Senior loan	6/18/2019	75.0	75.0	74.7	+ 2.75%	+ 3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / key	74%	3
80	Senior loan	6/27/2019	84.0	74.9	74.7	+ 2.50%	+ 2.77%	7/9/2024	West Palm Beach	Office	$257 / sqft	70%	3
81	Senior loan	4/1/2021	102.1	72.6	71.7	+ 3.30%	+ 3.71%	4/9/2026	San Jose	Office	$484 / sqft	67%	3
82	Senior loan	3/21/2018	74.3	69.4	69.3	+ 3.10%	+ 3.33%	3/21/2024	Jacksonville	Office	$91 / sqft	72%	2
83	Senior loan	1/30/2020	104.4	66.7	66.1	+ 2.85%	+ 3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / key	63%	3
84	Senior loan	8/22/2019	74.3	65.0	64.7	+ 2.55%	+ 2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
85	Senior loan	10/5/2018	64.5	64.5	64.4	+ 5.50%	+ 5.65%	10/5/2021	Sydney - AU	Office	$685 / sqft	78%	3
86	Senior loan	6/29/2017	63.4	63.4	63.4	+ 3.40%	+ 3.65%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
87	Senior loan	10/31/2018	62.7	62.7	62.7	+ 5.00%	+ 5.00%	11/9/2023	New York	Multi	$325,807 / unit	61%	2
88	Senior loan	3/31/2021	62.0	62.0	61.9	+ 3.73%	+ 3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	2
89	Senior loan	6/28/2021	59.3	59.3	58.1	+ 3.60%	+ 4.86%	2/15/2023	Diversified - Spain	Hospitality	$126,078 / key	56%	3
90	Senior loan	6/30/2021	64.6	57.2	56.7	+ 2.90%	+ 3.19%	7/9/2026	Nashville	Office	$235 / sqft	71%	3

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Spread (5)		All-in Yield (5)		Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
91	Senior loan	4/15/2021	66.3	56.7	56.2	+ 3.00%		+ 3.30%		5/9/2026	Austin	Office	$275 / sqft	73%	3
92	Senior loan	8/14/2019	70.3	56.2	55.8	+ 2.45%		+ 2.87%		9/9/2024	Los Angeles	Office	$643 / sqft	57%	3
93	Senior loan	6/26/2019	71.6	55.8	55.4	+ 3.35%		+ 3.66%		6/20/2024	London - UK	Office	$630 / sqft	61%	3
94	Senior loan	12/10/2020	61.2	54.3	53.9	+ 3.25%		+ 3.54%		1/9/2026	Fort Lauderdale	Office	$187 / sqft	68%	3
95	Senior loan	3/11/2014	52.4	52.4	52.4	n/m	(7)	n/m	(7)	7/9/2021	New York	Multi	$589,065 / unit	65%	5
96	Senior loan	11/30/2016	60.5	52.0	51.9	+ 3.10%		+ 3.22%		12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
97	Senior loan	2/17/2021	53.0	50.9	50.6	+ 3.55%		+ 3.75%		3/9/2026	Miami	Multi	$290,985 / unit	64%	3
98	Senior loan	2/20/2019	54.0	46.8	46.7	+ 3.50%		+ 3.92%		3/9/2024	Calgary - CAN	Office	$129 / sqft	52%	3
99	Senior loan	11/3/2017	45.0	44.2	44.2	+ 3.00%		+ 3.26%		11/1/2022	Los Angeles	Office	$206 / sqft	50%	1
100	Senior loan	2/21/2020	43.8	43.8	43.7	+ 2.95%		+ 3.27%		3/1/2025	Atlanta	Multi	$137,304 / unit	68%	3
101	Senior loan	6/26/2015	41.2	41.2	41.2	+ 5.50%		+ 5.70%		8/9/2021	San Diego	Office	$188 / sqft	73%	3
102	Senior loan	6/9/2021	36.0	36.0	35.9	+ 3.25%		+ 3.40%		7/1/2024	Washington DC	Multi	$230,769 / unit	65%	3
103	Senior loan	2/26/2021	37.0	36.0	35.7	+ 3.50%		+ 3.85%		3/9/2026	Austin	Multi	$195,637 / unit	64%	3
104	Senior loan	12/27/2016	36.0	36.0	35.9	+ 3.10%		+ 3.26%		7/9/2023	New York	Multi	$617,619 / unit	64%	3
105	Senior loan	12/13/2019	37.9	35.2	34.9	+ 3.55%		+ 4.49%		6/12/2024	Diversified - FR	Industrial	$25 / sqft	55%	1
106	Senior loan	11/19/2020	34.7	34.7	34.4	+ 3.50%		+ 3.85%		12/9/2025	Scottsdale	Multi	$204,246 / unit	59%	3
107	Senior loan	10/31/2019	33.9	33.6	33.6	+ 3.25%		+ 3.34%		11/1/2024	Raleigh	Multi	$165,425 / unit	52%	3
108	Senior loan	5/12/2021	36.1	33.2	33.0	+ 2.85%		+ 3.19%		6/9/2026	San Bernardino	Multi	$155,096 / unit	66%	3
109	Senior loan	5/4/2021	33.9	32.0	31.9	+ 3.25%		+ 3.35%		6/1/2026	San Antonio	Multi	$82,421 / unit	69%	3
110	Senior loan	2/3/2021	110.5	31.8	30.8	+ 3.20%		+ 3.58%		2/9/2026	Austin	Office	$132 / sqft	58%	2
111	Senior loan	10/31/2019	31.5	31.5	31.5	+ 3.25%		+ 3.33%		11/1/2024	Atlanta	Multi	$165,789 / unit	60%	3
112	Senior loan	10/31/2019	30.2	30.2	30.2	+ 3.25%		+ 3.33%		11/1/2024	Austin	Multi	$159,788 / unit	52%	3
113	Senior loan	11/19/2020	37.8	28.3	28.0	+ 3.50%		+ 3.90%		12/9/2025	Chicago	Multi	$161,685 / unit	53%	3
114	Senior loan	11/19/2020	28.2	28.1	27.9	+ 3.50%		+ 3.85%		12/9/2025	Charlotte	Multi	$178,019 / unit	61%	3
115	Senior loan	11/19/2020	33.7	27.7	27.4	+ 3.50%		+ 3.88%		12/9/2025	Virginia Beach	Multi	$160,839 / unit	61%	3
116	Senior loan	6/29/2021	39.5	27.6	27.5	+ 3.45%		+ 3.63%		7/1/2025	Memphis	Multi	$75,000 / unit	54%	3
117	Senior loan	10/31/2019	27.2	27.2	27.2	+ 3.25%		+ 3.32%		11/1/2024	Austin	Multi	$135,323 / unit	53%	3
118	Senior loan	10/31/2018	25.9	25.9	26.0	+ 5.00%		+ 4.97%		11/9/2023	New York	Condo	$569,155 / unit	64%	3
119	Senior loan	12/23/2019	26.2	22.0	21.9	+ 2.85%		+ 3.23%		1/9/2025	Miami	Office	$370 / sqft	68%	3
120	Senior loan	3/8/2017	21.7	21.7	21.8	4.79	% (8)	5.12	% (8)	12/23/2021	Montreal - CAN	Office	$59 / sqft	45%	1

continued…

	Loan Type (1)	Origination Date (2)	Total Loan (3)(4)	Principal Balance (4)	Net Book Value	Spread (5)	All-in Yield (5)	Maximum Maturity (6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV (2)	Risk Rating
121	Senior loan	12/15/2017	20.1	20.1	20.0	+ 4.88%	+ 5.24%	12/9/2021	Diversified - US	Hospitality	$303,882 / key	50%	3
122	Senior loan	2/28/2019	15.3	14.7	14.7	+ 3.25%	+ 3.29%	3/1/2024	San Antonio	Multi	$64,023 / unit	75%	3
123	Senior loan	6/21/2019	14.8	14.5	14.5	+ 3.30%	+ 3.41%	7/1/2022	Portland	Multi	$130,180 / unit	66%	1
124	Senior loan	6/25/2021	11.7	11.7	11.6	+ 2.75%	+ 3.10%	7/1/2026	St. Louis	Multi	$21,273 / unit	63%	3
	CECL reserve				(128.9)

	Loans receivable, net		$22,489.3	$18,528.8	$17,308.0	+ 3.25%	+ 3.58%	3.1 yrs				66%	2.9

(1)	Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)	Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)	Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)
In certain instances, we finance our loans through the
non-recourse
sale of a senior loan interest that is not included in our consolidated financial statements. As of June 30, 2021, five loans in our portfolio have been financed with an aggregate $999.2 million of non-consolidated
senior interest, which are included in the table above. Portfolio excludes our $79.2 million subordinate position in the $623.1 million 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

(5)
The weighted-average spread and

all-in

yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, GBP LIBOR, EURIBOR, STIBOR, BBSY, and CDOR, as applicable to each loan. As of June 30, 2021, 98% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 2% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of June 30, 2021, for purposes of the weighted-averages.
In addition to spread,
all-in
yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.

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
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of June 30, 2021, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Canadian Dollar Offered Rate, or CDOR, and the Australian Bank Bill Swap Reference Rate, or BBSY, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. On March 5, 2021, the Financial Conduct Authority of the U.K., or FCA, which has statutory powers to require panel banks to contribute to LIBOR where necessary, announced it would cease publication of certain IBORs, including one-week
and
two-month
USD LIBOR and all tenors of GBP LIBOR, immediately after December 31, 2021 and cease the publication of the remaining tenors of USD LIBOR immediately after June 30, 2023. Additionally, the Federal Reserve Board, Federal Deposit Insurance Corporation, Office of the Comptroller of Currency, and other interagency regulatory bodies have advised U.S. banks to stop entering into new USD LIBOR based contracts by December 31, 2021.
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. In the U.K., the Bank of England’s working group on Sterling risk free rates set March 31, 2021 as the target date under which GBP LIBOR may no longer be used as the reference rate for new loan products with maturities after December 31, 2021. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is the
30-day
average compounded SOFR, plus a credit spread adjustment. Additionally, as of June 30, 2021, the floating benchmark rate on one of our credit facilities is the daily compounded SONIA.
At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Canada, and Australia have been reformed and rates such as EURIBOR, STIBOR, CDOR, and BBSY may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of our Annual Report on Form
10-K
filed with the SEC on February 10, 2021.

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following June 30, 2021, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

			Interest Rate Sensitivity as of June 30, 2021
	Assets (Liabilities) Sensitive to Changes in Interest Rates (1)(2)(3)		Increase in Rates		Decrease in Rates (4)
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$13,032,617	Income	$11,592	$24,343	$(3,527)	$(3,527)
	(9,353,111)	Expense	(17,041)	(34,284)	7,528	7,528

	$3,679,506	Net interest	$(5,449)	$(9,941)	$4,001	$4,001

EUR	$3,258,274	Income	$—	$—	$—	$—
	(2,457,542)	Expense	—	—	—	—

	$800,732	Net interest	$—	$—	$—	$—

GBP	$1,630,785	Income	$2,103	$4,338	$(577)	$(577)
	(986,145)	Expense	(1,972)	(3,945)	503	503

	$644,640	Net interest	$131	$393	$(74)	$(74)

SEK	$583,589	Income	$906	$2,073	$—	$—
	(466,871)	Expense	(725)	(1,658)	—	—

	$116,718	Net interest	$181	$415	$—	$—

AUD	$243,797	Income	$—	$—	$—	$—
	(177,093)	Expense	(354)	(708)	106	106

	$66,704	Net interest	$(354)	$(708)	$106	$106

CAD	$48,446	Income	$3	$6	$(3)	$(5)
	(51,901)	Expense	(104)	(208)	104	172

	$(3,455)	Net interest	$(101)	$(202)	$101	$167

		Total net interest	$(5,592)	$(10,043)	$4,134	$4,200

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

(3)	Includes amounts outstanding under secured debt, securitizations, asset-specific financings, and term loans.
(4)	Decrease in rates assumes the applicable benchmark rate for each currency does not decrease below 0%.
Investment Portfolio Value
As of June 30, 2021, 2% of our investments by total investment exposure earned a fixed rate of interest and as such, the values of such investments are sensitive to changes in interest rates. We generally hold all of our investments to maturity and so do not expect to realize gains or losses on our fixed rate investment portfolio as a result of movements in market interest rates.
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
The
COVID-19
pandemic significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. While the economy has improved significantly, negative conditions from
COVID-19
could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. We maintain a robust asset management relationship with our borrowers and have utilized these relationships to address the potential impacts of the
COVID-19
pandemic on our loans secured by properties experiencing cash flow pressure, most significantly hospitality assets.
We are generally encouraged by our borrowers’ response to the
COVID-19
pandemic’s impacts on their properties. With limited exceptions, we believe our loan sponsors are committed to supporting assets collateralizing our loans through additional equity investments, and that we will benefit from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.8% as of June 30, 2021, reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
The following table outlines our assets and liabilities that are denominated in a foreign currency (€/£/A$/C$/kr in thousands):

	June 30, 2021
Foreign currency assets (1)(2)	€2,766,527	£1,464,525	A$	330,228	C$	88,060	kr	5,024,712
Foreign currency liabilities (1)	(2,073,333)	(913,108)		(236,932)		(64,389)		(4,002,792)
Foreign currency contracts - notional	(679,142)	(542,701)		(89,500)		(21,000)		(999,500)

Net exposure to exchange rate fluctuations	€14,052	£8,716	A$	3,796	C$	2,671	kr	22,420

Net exposure to exchange rate fluctuations in USD (3)	$16,663	$12,056		$2,846		$2,154		$2,622

____________

(1)	Balances include non-consolidated senior interests of £197.8 million.
(2)
British Pound Sterling balance includes a loan tranche denominated in Euro, with an outstanding principal balance of €8.3 million as of June 30, 2021, that is hedged to British Pound Sterling exposure through a foreign currency forward contract. Refer to Note 10 to our consolidated financial statements for additional discussion of our foreign currency derivatives.

(3)	Represents the U.S. Dollar equivalent as of June 30, 2021.
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
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, we were not involved in any material legal proceedings.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
See below for descriptions of agreements filed as exhibits to this quarterly report on Form
10-Q
in regard to our term loan and certain secured debt. The following descriptions do not purport to be complete and are qualified entirely by reference to the complete terms of the relevant agreements, which are filed as E xhibit 10.1, Exhibit 10.2 and Exhibit 10.4 to this quarterly report on Form

10-Q

and are incorporated herein by referenc
e.
Fifth Amendment to Term Loan Credit Agreement
On June 21, 2021, we entered into the Fifth Amendment to the Term Loan Credit Agreement, or the Fifth Amendment to the Term Loan Credit Agreement, that was originally entered into on April 23, 2019 with JP Morgan Chase Bank, N.A. (as amended as of November 29, 2019, May 20, 2020, June 11, 2020 and February 19, 2021), in order to, among other things, (i) refinance all $322.6 million aggregate principal amount of our existing
B-2
term loans by replacing them with new term loans, collectively known as our
B-2
Term Loan, and (ii) increase the aggregate principal amount of term loans by $100.0 million. The
B-2
Term Loan bears interest at a rate of USD LIBOR plus 2.75%, representing a decrease from the prior interest rate of USD LIBOR plus 4.75%, and have a USD LIBOR floor of 0.50%, representing a decrease from the prior USD LIBOR floor of 1.00%.
Certain Blackstone-advised investment vehicles acquired participations in our
B-2
Term Loan and an affiliate of our Manager has served as a book-runner for our
B-2
Term Loan transactions. See Note 17 to our consolidated financial statements for additional details.
M
aster Repurchase Agreement with Banco Santander, S.A
.
On May 14, 2021, Parlex 8 USD IE Issuer Designated Activity Company, Parlex 8 GBP IE Issuer Designated Activity Company, Parlex 8 EUR IE Issuer Designated Activity Company, Parlex 8 Finco, LLC, Parlex 8 GBP Finco, LLC and Parlex 8 EUR Finco, LLC, all wholly-owned subsidiaries of the Company, or the Sellers, entered into a securitized Master Repurchase Agreement with Banco Santander, S.A, or the Master Repurchase Agreement. The Master Repurchase Agreement provides for advances of up to €1.5 billion in the aggregate, which we expect to use to finance the acquisition and origination of eligible loans.

Fifth Amended and Restated Master Repurchase Agreement with Citibank, N.A.
On April 16, 2021, Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, all wholly-owned subsidiaries of the Company, entered into the Fifth Amended and Restated Master Repurchase Agreement, or the Fifth Amended and Restated Master Repurchase Agreement, with Citibank, N.A. which amends restates, and replaces in its entirety the Fourth Amended and Restated Master Repurchase Agreement, dated as of February 15, 2019 (as amended as of June 7, 2019, July 16, 2019, February 19, 2020 and September 30, 2020), in order to, among other things, increase the maximum facility size from $1.5 billion to $2.0 billion.

ITEM 6.	EXHIBITS

10.1	Fifth Amendment to Term Loan Credit Agreement, dated as of June 21, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.2	Master Repurchase Agreement, dated as of May 14, 2021 by and among Parlex 8 USD IE Issuer Designated Activity Company, Parlex 8 GBP IE Issuer Designated Activity Company, Parlex 8 EUR IE Issuer Designated Activity Company, Banco Santander, S.A., Parlex 8 Finco, LLC, Parlex 8 GBP Finco, LLC and Parlex 8 EUR Finco, LLC

10.3	Guaranty, dated as of May 14, 2021, made by Blackstone Mortgage Trust, Inc. for the benefit of Parlex 8 USD IE Issuer Designated Activity Company, Parlex 8 GBP IE Issuer Designated Activity Company and Parlex 8 EUR IE Issuer Designated Activity Company

10.4	Fifth Amended and Restated Master Repurchase Agreement, dated as of April 16, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A.

10.5	Sixth Amendment to Limited Guaranty, dated as of April 16, 2021, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

BLACKSTONE MORTGAGE TRUST, INC.

July 28, 2021	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

July 28, 2021	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)