Form 10-K
period 2021-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2022-02-09
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $4.5 billion as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of February 2, 2022, there were 168,608,071 outstanding shares of class A common stock.
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

•Our lending and investment activities subject us to the general political, economic, capital markets, competitive and other conditions in the United States and foreign jurisdictions where we invest, including with respect to the effects of the ongoing COVID-19 pandemic and other events that markedly impact United States or foreign financial markets.

•Fluctuations in prevailing interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, our cash flows and the market value of our investments, and ultimately limit our ability to pay distributions to our stockholders.

•Adverse changes in the real estate and real estate capital markets, in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns.

•Our results of operations, financial condition, liquidity position, and business could be materially adversely affected if we experience (i) difficulty accessing financing or raising capital, including due to a significant dislocation in or shut-down of the capital markets, (ii) a reduction in the yield on our investments, (iii) an increase in the cost of our financing, or (iv) defaults by borrowers in paying debt service on outstanding loans.
•Events giving rise to increases in our current expected credit loss reserve, including the impact of the COVID-19 pandemic, have had an adverse effect on our business and results of operations and could in the future have a material adverse effect on our business, financial condition and results of operations.

•Adverse legislative or regulatory developments, including with respect to tax laws, securities laws, and the laws governing financial and lending institutions, could increase our cost of doing business and/or reduce our operating flexibility and the price of our class A common stock.

•Acts of God such as hurricanes, earthquakes and other natural disasters, pandemics or outbreaks of infectious disease, acts of war and/or terrorism and other events that can markedly impact financial markets may cause unanticipated and uninsured performance declines and/or losses to us or the owners and operators of the real estate securing our investments.

•Deterioration in the performance of properties securing our investments may cause deterioration in the performance of our investments, instances of default or foreclosure on such properties and, potentially, principal losses to us.

•Adverse developments in the availability of desirable investment opportunities whether they are due to competition, regulation or otherwise, could adversely affect our results of operations.
•Difficulty or delays in redeploying the proceeds from repayments of our existing loans and investments may cause our financial performance and returns to investors to decline.

•Increased competition from entities engaged in mortgage lending and/or investing in our target assets may limit our ability to originate or acquire desirable loans and investments or dispose of assets we target, and could also affect the yields of these assets and have a material adverse effect on our business, financial condition and results of operations.

•Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, including currency exchange risk, the burdens of complying with international regulatory requirements, risks related to taxation and certain economic and political risks, which could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

•If we do not maintain our qualification as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

•If we do not maintain our exemption from registration under the Investment Company Act, we will be subject to significant regulation and restrictions on our business and investments.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We caution you not to place undue reliance on these forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Moreover, unless we are required by law to update these statements, we will not necessarily update or revise any forward-looking statements included or incorporated by reference in this Annual Report after the date hereof, either to conform them to actual results or to changes in our expectations. We urge you to carefully consider the foregoing summary together with the risks discussed in Part I., Item 1A. Risk Factors and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I.
ITEM 1.BUSINESS
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

Our Manager is a part of Blackstone’s alternative asset management business, which is the world's largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $880.9 billion as of December 31, 2021.
In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 678 professionals in Blackstone’s global real estate group. Blackstone has built the world's preeminent global real estate business with $279.5 billion of investor capital under management as of December 31, 2021. Kenneth Caplan and Kathleen McCarthy, who are the global co-heads of Blackstone’s real estate group, are members of our Manager’s investment committee.
Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. Michael Nash, the global chairman of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. In addition, Jonathan Pollack, the global head of Structured Finance, which includes BREDS, serves as one of our directors and is also a member of our Manager’s investment committee. As of December 31, 2021, 130 dedicated BREDS professionals, including 23 investment professionals based in London and Australia, managed $54.3 billion of investor capital.
Our chief executive officer, chief financial officer, and other executive officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 13 and 18 to our consolidated financial statements and the information disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2022 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K for more detail on the terms of the Management Agreement.
Our Investment Strategy
Our investment strategy is to originate loans and invest in debt and related instruments supported by institutional quality commercial real estate in attractive locations. Through our Manager, we draw on Blackstone’s extensive real estate debt investment platform and its established sourcing, underwriting, and structuring capabilities in order to execute our investment strategy. In addition, we have access to Blackstone’s extensive network and Blackstone’s substantial real estate and other investment holdings, which provide our Manager access to market data on a scale generally not available to others in the market.
We directly originate, co-originate, and acquire debt instruments in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate in North America, Europe, and Australia, with a focus on performing loans that are supported by well-capitalized properties and borrowers. We believe that the scale and flexibility of our capital, as well as our Manager’s and Blackstone’s relationships, enables us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios.
As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy by targeting other credit oriented investments secured by commercial or residential real estate.
We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.
Our Portfolio
Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets in North America, Europe, and Australia. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed to generate attractive current income while protecting investors’ capital.
During the year ended December 31, 2021, we originated or acquired $14.6 billion of loans. Loan fundings during the year totaled $12.9 billion, with repayments of $7.2 billion, for net fundings of $5.7 billion.

The following table details overall statistics for our investment portfolio as of December 31, 2021 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio(1)	Loan Exposure(1)(2)	Other Investments(3)	Total Investment Portfolio
Number of investments	188	188	1	189
Principal balance	$22,156,437	$23,669,111	$379,302	$24,048,413
Net book value	$21,878,338	$21,878,338	$78,013	$21,956,351
Unfunded loan commitments(4)	$4,180,128	$4,924,287	$—	$4,924,287
Weighted-average cash coupon(5)	+ 3.19%	+ 3.22%	+ 2.75%	+ 3.22%
Weighted-average all-in yield(5)	+ 3.52%	+ 3.55%	+ 2.86%	+ 3.54%
Weighted-average maximum maturity (years)(6)	3.4	3.4	3.4	3.4
Origination loan to value (LTV)(7)	64.9%	64.8%	42.6%	64.4%

(1)Excludes investment exposure to the $79.2 million subordinate position we own in the $379.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 17 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.
(2)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(3)Includes investment exposure to the $379.3 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 17 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.
(4)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2021, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2021, 56% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.
(7)Based on LTV as of the dates loans and other investments were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2021:

(1)States comprising less than 1% of total loan portfolio are excluded.
For additional information regarding our loan portfolio as of December 31, 2021, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.
Financing Strategy
To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured debt, securitizations, and asset-specific financings, as well as corporate term loans, senior secured notes, and convertible notes. In addition to our current mix of financing sources, we also may access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
During the year ended December 31, 2021, we (i) issued an aggregate 20.4 million shares of our class A common stock, providing aggregate net proceeds of $638.0 million, (ii) issued $400.0 million of 3.75% senior secured notes due 2027, and (iii) increased the borrowings on our senior term loan facilities by an aggregate $300.0 million.
Additionally, during the year ended December 31, 2021, we (i) entered into two new secured credit facilities providing an aggregate $2.5 billion of credit capacity, (ii) increased the size of four existing secured credit facilities providing an aggregate $1.2 billion of additional credit capacity, and (iii) closed a $1.0 billion CLO securitization.

The following table details our outstanding portfolio financing arrangements as of December 31, 2021 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2021
Secured debt	$12,299,580
Securitizations(1)	3,155,727
Asset-specific financings(2)	1,913,374
Total portfolio financing	$17,368,681

(1)Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated securitized debt obligations of $300.1 million. The non-consolidated securitized debt obligation represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity debt security on our balance sheet. Refer to Notes 4 and 17 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(2)Includes our consolidated asset-specific debt of $400.7 million and our non-consolidated senior interests of $1.5 billion. The non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
The amount of leverage we employ for particular assets will depend upon our Manager’s assessment of the credit, liquidity, price volatility, and other risks of those assets and the related financing counterparties, the availability of particular types of financing at the time, and the financial covenants under our credit facilities. Our decision to use leverage to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage, on a debt to equity basis, will generally be below a ratio of 4-to-1. We will endeavor to match the tenor, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.
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
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2021, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, and the Swiss Average Rate Overnight, or SARON, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2021, one-month SOFR is utilized as the floating benchmark rate on 16 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, plus a credit spread adjustment, and one of our credit facilities. Additionally, as of December 31, 2021, daily compounded SONIA is utilized as the floating benchmark rate on nine of our loans and five of our credit facilities.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, and SARON may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form 10-K.
Investment Guidelines
Our board of directors has approved the following investment guidelines:
•our Manager shall seek to invest our capital in a broad range of investments in, or relating to, public and/or private debt, non-controlling equity, loans and/or other interests (including “mezzanine” interests and/or options or derivatives related thereto) relating to real estate assets (including pools thereof), real estate companies, and/or real estate-related holdings;
•prior to the deployment of capital into investments, our Manager may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined by our Manager to be of high quality;
•not more than 25% of our equity, as defined in the Management Agreement with our Manager, will be invested in any individual investment without the approval of a majority of the investment risk management committee of our board of directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation shall be deemed to be multiple investments in such underlying securities, instruments and assets and not such particular vehicle, product or other arrangement in which they are aggregated);
•any investment in excess of $350.0 million shall require the approval of a majority of the investment risk management committee of our board of directors;
•no investment shall be made that would cause us to fail to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code; and
•no investment shall be made that would cause us or any of our subsidiaries to be regulated as an investment company under the Investment Company Act.
These investment guidelines may be amended, restated, modified, supplemented or waived upon the approval of a majority of our board of directors, which must include a majority of the independent directors, without the approval of our stockholders.
Competition
We are engaged in a competitive business. In our lending and investing activities, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds (including other funds managed by Blackstone and its affiliates), commercial and investment banks, commercial finance and insurance companies and other financial institutions. Several other REITs and other investment vehicles have raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources, such as the U.S. Government, that are not available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exclusion from regulation under the Investment Company Act. We could face increased competition from banks due to future legislative developments, such as amendments to key provisions of the Dodd-Frank Act, including provisions setting forth capital and risk retention requirements. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments and offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in assets we target may lead to decreasing yields, which may further limit our ability to generate targeted returns.
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
Environmental, Social and Governance
We are committed to responsibly managing risk and preserving value for our shareholders. We make capital allocation decisions with the environmental, social and governance (“ESG”) factors of our potential collateral and borrowers in mind, and incorporate diligence practices as part of our investment process to identify material ESG matters related to a given asset.
Our day-to-day operations are externally managed by our Manager, a subsidiary of Blackstone. As such, many of the ESG initiatives undertaken by Blackstone impact or apply to us. Key ESG initiatives we share with Blackstone include the consideration of ESG in the investment process, dedicated resources to ESG governance and oversight, industry engagement on ESG matters, corporate sustainability and environmental performance improvements at our office locations, and certain employee and community engagement and diversity, equity and inclusion (“DEI”) programs.
Human Capital
We do not have any employees. We are externally managed by our Manager pursuant to our Management Agreement. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager. See “—Our Manager.”
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
Furthermore, our taxable REIT subsidiaries, or TRSs, are subject to federal, state, and local income tax on their net taxable income. See Item 1A—“Risk Factors—Risks Related to our REIT Status and Certain Other Tax Items” for additional tax status information.
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

ITEM 1A.    RISK FACTORS
Risks Related to the Ongoing COVID-19 Pandemic
The ongoing COVID-19 pandemic could have an adverse impact on our financial performance and results of operations.
As the COVID-19 pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.
The COVID-19 pandemic may have a material adverse impact on our financial condition, liquidity and results of operations and the market price of our Class A common stock, among other things. We expect that these impacts are likely to continue to some extent as the pandemic persists and potentially even longer. Although many or all facets of our business have been or could be impacted by COVID-19, we currently believe the following impacts to be among the most material to us:
•Long-term impacts on the broader economy and the commercial real estate market generally from supply and labor shortages that were initially related to the COVID-19 pandemic (including the increase in employee resignations currently taking place throughout the United States in connection with the COVID-19 pandemic, which is commonly referred to as the “great resignation”), which would continue to negatively impact the value of the assets collateralizing our loans. Our portfolio includes loans collateralized by hotel, retail, and other asset classes that are particularly negatively impacted by supply and labor issues. As of December 31, 2021, 16% of our total investment exposure was concentrated in hospitality assets. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments. In addition, inflation, interest rates and credit spreads have been significantly impacted since the outbreak of COVID-19.
•The ongoing COVID-19 pandemic has at times curtailed liquidity in the commercial real estate capital markets which in turn has reduced some sources of liquidity for our business primarily in terms of reduced portfolio loan repayments and more limited access to financing on favorable terms. However, many of our obligations, including unfunded loan commitments, were not similarly reduced. Although our liquidity position substantially increased during the second quarter of 2020 and throughout 2021, there can be no assurance that we will avoid the need to sell assets at inopportune times, engage in dilutive capital raising on unfavorable terms in order to generate the liquidity required to meet our obligations, or change our dividend practice, including by reducing the amount of, or temporarily suspending, our future dividends or paying our future dividends in kind for some period of time. Furthermore there can be no assurance that we will have access to financing and corporate capital on terms that enable accretive growth.
•COVID-19 initially caused us to materially increase our current expected credit loss, or CECL, reserve. Our initial CECL reserve of $17.7 million recorded on January 1, 2020 was reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; and during the year ended December 31, 2020, we recorded a $167.7 million net increase in the CECL reserve, bringing our total CECL reserve to $185.4 million as of December 31, 2020. During the year ended December 31, 2021, we recorded an aggregate $39.9 million decrease, in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, and $14.4 million of charge-offs, bringing our total reserve to $131.0 million as of December 31, 2021. This CECL reserve reflects, among other things, the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans with unique risk characteristics assessed individually for credit loss in our portfolio. Further, this reserve is not reflective of what we expect our CECL reserve would be absent the current and potential future impacts of the COVID-19 pandemic. If the adverse macroeconomic effects of the COVID-19 pandemic persist or worsen, we may further materially increase our CECL reserve, which may have a material adverse effect on our business, financial condition, results of operations and ability to make distributions.
The immediately preceding outcomes are those we consider to be most material as a result of the pandemic. We have also experienced and may experience other negative impacts to our business as a result of the pandemic that could exacerbate other risks discussed in this “Risk Factors” section.
The ongoing fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the virus and its variants, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.
Risks Related to Our Lending and Investment Activities
Our loans and investments expose us to risks associated with debt-oriented real estate investments generally.
We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions, including as a result of the COVID-19 pandemic, will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control.
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
We invest in commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•property location and condition;
•competition from other properties offering the same or similar services;
•changes in laws that increase operating expenses or limit rents that may be charged;
•responses of businesses, governments and individuals to pandemics or outbreaks of contagious disease;
•any liabilities relating to environmental matters at the property;
•changes in global, national, regional, or local economic conditions and/or specific industry segments;
•global trade disruption, supply chain issues, significant introductions of trade barriers and bilateral trade frictions;
•labor shortages and increasing wages;
•declines in global, national, regional or local real estate values;
•declines in global, national, regional or local rental or occupancy rates;

•changes in interest rates, foreign exchange rates, and in the state of the credit and securitization markets and the debt and equity capital markets, including diminished availability or lack of debt financing for commercial real estate;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;
•acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
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
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. It is expected that in 2022 the U.S. Federal Reserve will raise benchmark overnight interest rates on multiple occasions. Any such increases would increase our borrowers interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values.
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

Prepayment rates may adversely affect our financial performance and cash flows and the value of certain of our investments.
Our business is currently focused on originating floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets with lower yields than the assets that were prepaid.
Because our mortgage loans are generally not originated or acquired at a premium to par value, prepayment rates do not materially affect the value of such loan assets. However, the value of certain other assets may be affected by prepayment rates. For example, if we originate or acquire mortgage-related securities or a pool of mortgage securities in the future, we would anticipate that the underlying mortgages would prepay at a projected rate generating an expected yield. If we were to purchase such assets at a premium to par value, if borrowers prepay their loans faster than expected, the corresponding prepayments on any such mortgage-related securities would likely reduce the expected yield. Conversely, if we were to purchase such assets at a discount to par value, when borrowers prepay their loans slower than expected, the decrease in corresponding prepayments on the mortgage-related securities would likely reduce the expected yield.
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
Our loans often contain call protection provisions that require a certain minimum amount of interest due to us regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through a date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection provisions may expose us to the risk of early repayment of loans, and the inability to redeploy capital accretively.
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
The illiquidity of certain of our assets may make it difficult for us to sell such investments if needed. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, are potentially unsuitable for securitization and have a greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our results of operations and financial condition.
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
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the loan modifications we effected during the year ended December 31, 2021 will be successful or that we will be able to identify and implement successful restructuring programs and improvements with respect to any other distressed loans or investments we may have from time to time.
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
Accounting standards have required us to increase our allowance for loan losses which has had an adverse effect on our business and results of operations and may in the future have a material adverse effect on our business, financial condition and results of operations.
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
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the related loans’ and debt securities’ amortized cost basis on our consolidated balance sheets, and which will reduce our total stockholders’ equity. Our initial CECL reserve of $17.7 million recorded on January 1, 2020 was reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve have been, and will continue to be, recognized through net income on our consolidated statements of operations. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for loan losses and requires us to increase our allowance and recognize provisions for loan losses earlier in the credit cycle. Moreover the CECL model has created more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
Control may be limited over certain of our loans and investments.
Our ability to manage our portfolio of loans and investments may be limited by the form in which they are made. In certain situations, we:
•acquire investments subject to rights of senior classes, special servicers or collateral managers under intercreditor, servicing agreements or securitization documents;
•pledge our investments as collateral for financing arrangements;
•acquire only a minority and/or a non-controlling participation in an underlying investment;
•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third party management or servicing with respect to the management of an asset.
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
Like B-Notes, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which may include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our B-Notes and mezzanine loans would result in operating losses for us and may limit our ability to make distributions to our stockholders.
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
We invest a material portion of our capital in assets outside the United States and may increase the percentage of our investments outside the United States over time. Our investments in non-domestic real estate-related assets subject us to certain risks associated with international investments generally, including, among others:
•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another, which may have an adverse impact on the valuation of our assets or income, including for purposes of our REIT requirements;
•less developed or efficient financial markets than in the United States, which may lead to potential price volatility and relative illiquidity;
•the burdens of complying with international regulatory requirements, including the requirements imposed by exchanges on which our international affiliates list debt securities issued in connection with the financing of our loans or investments involving international real-estate related assets, and prohibitions that differ between jurisdictions;
•changes in laws or clarifications to existing laws that could impact our tax treaty positions, which could adversely impact the returns on our investments;
•a less developed legal or regulatory environment, differences in the legal and regulatory environment or enhanced legal and regulatory compliance;
•political hostility to investments by foreign investors;
•higher rates of inflation;
•higher transaction costs;
•greater difficulty enforcing contractual obligations;
•fewer investor protections;
•certain economic and political risks, including potential exchange control regulations and restrictions on our non-U.S. investments and repatriation of profits from investments or of capital invested, the risks of political, economic or social instability, the possibility of expropriation or confiscatory taxation and adverse economic and political developments; and
•potentially adverse tax consequences.
•If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition and our ability to make distributions to our stockholders.
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
A portion of our investments consists of assets secured by European collateral. The sovereign debt crisis experienced by several European Union (E.U.) countries in 2008-2012, together with the risk of contagion to other more financially stable countries, raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone, including the United Kingdom’s (U.K.) exit from the E.U., or Brexit. Any further deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.
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
The United Kingdom left the E.U. on January 31, 2020. On May 1, 2021, the E.U.-U.K. Trade and Cooperation Agreement, or the TCA, became effective. The TCA provides the United Kingdom and E.U. members with preferential access to each other’s markets, without tariffs or quotas on imported products between the jurisdictions, provided that certain rules of origin requirements are complied with. However, economic relations between the United Kingdom and the E.U. will now be on more restricted terms than existed prior to Brexit. The long-term effects of Brexit are expected to depend on, among other things, any agreements the U.K. has made, or makes to retain access to E.U. markets. Brexit could adversely affect European or worldwide economic or market conditions and could contribute to instability in global financial and real estate markets. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows. Likewise, similar actions taken by other European and other countries in which we operate could have a similar or even more profound impact.
The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, and the Swiss Average Rate Overnight, or SARON, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia,

Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, and SARON may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

As of December 31, 2021, our loan portfolio included $16.8 billion of floating rate investments with maximum maturities extending past 2023 for which the interest rate was tied to an IBOR benchmark. Additionally, we had $13.5 billion of floating rate debt with maximum maturities extending past 2023 tied to IBOR benchmarks. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from IBOR benchmarks. This uncertainty includes but is not limited to: (i) the development and robustness of actively traded markets in alternative base rates; (ii) whether term rate markets will eventually develop as alternatives for the recommended overnight funding rates like SOFR/SONIA to better match current market standards for term LIBOR rates; (iii) whether any legislation and/or market conventions will develop to standardize IBOR fallback provisions or other contractual terms in existing contracts and whether these standards ultimately align with industry working group recommendations; (iv) whether market data service providers will publish market data needed to facilitate IBOR transitions within existing technology frameworks or whether core technology enhancements will be required; and (v) the timing of when market participants will transition away from writing IBOR-based contracts to writing contracts utilizing the new alternative reference rates. This uncertainty and timing can materially impact our approach to IBOR transition efforts, which we have monitored and evaluated throughout 2021 and expect to have to continuously monitor and evaluate through the expected transition by end of year 2023. In addition, any IBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. We may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past 2023, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. Moreover, the elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “-Risks Related to Our Financing and Hedging-Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing”. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of IBOR.
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
Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, ESG, legal, and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Manager’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. Selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by our Manager’s diligence, such as ESG, are continuously evolving and our Manager may not accurately or fully anticipate such evolution. For instance, our Manager’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

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

Climate change, climate change-related regulation and the increased focus on environmental, social and governance issues, may adversely affect our business and financial results and damage our reputation.

Recently, there has been growing concern from advocacy groups, government agencies and the general public over the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio. Further, new and emerging regulatory initiatives in the EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives such as the European Commission’s May 2018 “action plan on financing sustainable growth” and Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements in the U.K.
Additionally, ESG and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Increasing governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain of our borrowers’ properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well. For example, unseasonal or violent weather events can have a material impact to businesses or properties that focus on hospitality.

While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change.

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
Any credit ratings assigned to our investments or to us will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
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

Further, any downgrade of the Company’s credit ratings by any of the principal credit agencies may make it more difficult and costly for us to access capital. There can be no assurances that our credit ratings will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

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
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:
•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (iii) the loss of some or all of our collateral assets to foreclosure or sale;
•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;
•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder distributions or other purposes; and
•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
There can be no assurance that a leveraging strategy will be successful, and such strategy may subject us to increased risk of loss, harm our liquidity and could adversely affect our results of operations and financial condition.

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
Our master repurchase agreements with various counterparties, any bank credit facilities (including term loans and revolving facilities), and additional repurchase agreements or other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.
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
To the extent that our financing costs are determined by reference to floating rates, such as LIBOR, SOFR (or any other replacement rate) or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.
Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR or SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR or SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to the recent and expected discontinuation of currently used financial reference rates, see “The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” above. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
Accounting for derivatives under GAAP may be complicated. Any failure by us to meet the requirements for applying hedge accounting in accordance with GAAP could adversely affect our earnings. In particular, derivatives are required to be highly effective in offsetting changes in the value or cash flows of the hedged items (and appropriately designated and/or documented as such). If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting would be discontinued and the changes in fair value of the instrument would be included in our reported net income.
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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our class A common stock.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions, such as those resulting from the ongoing COVID-19 pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.

We have utilized and may continue to utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.
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
Hedging against interest rate or currency exposure may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
Subject to maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates and fluctuations in currencies. Our hedging activity may vary in scope based on the level and volatility of interest rates, exchange rates, the type of assets held and other changing market conditions. Interest rate and currency hedging may fail to protect or could adversely affect us because, among other things:
•interest rate, currency and/or credit hedging can be expensive and may result in us generating less net income;
•available interest rate or currency hedges may not correspond directly with the interest rate or currency risk for which protection is sought;
•due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;
•the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS (as defined below)) to offset interest rate losses is limited by U.S. federal income tax provisions governing REITs;
•the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the hedging counterparty owing money in the hedging transaction may default on its obligation to pay;
•we may fail to recalculate, readjust and execute hedges in an efficient manner; and
•legal, tax and regulatory changes could occur and may adversely affect our ability to pursue our hedging strategies and/or increase the costs of implementing such strategies.
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
As of December 31, 2021, we were party to outstanding derivative agreements with an aggregate notional value of $1.8 billion. We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.
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
Our success depends to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the officers and key personnel of our Manager and its affiliates, as well as the persons and firms our Manager retains to provide services on our behalf. Our Manager is managed by senior professionals of Blackstone. These individuals oversee the evaluation, negotiation, execution and monitoring of our loans and other investments and financings, and the maintenance of our qualification as a REIT and exclusion from regulation under the Investment Company Act; therefore, our success depends on their skills and management expertise and continued service with our Manager and its affiliates. Furthermore, there is increasing competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2022 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.
The personnel of our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.
Neither our Manager nor any other Blackstone affiliate is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. In addition, pursuant to the terms of our Management Agreement, our Manager retains, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with managing our operations. We expect that certain of these providers will include affiliates of Blackstone and its portfolio companies as we expand our business and leverage service providers to manage our growth. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager may have conflicts in allocating its time, resources and services among our business and any other investment vehicles and accounts our Manager (or its personnel) may manage and expenses allocable to us may increase where third parties are retained to provide services to us. Each of our officers is also an employee of our Manager or another Blackstone affiliate, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by Blackstone and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
We pay our Manager base management fees regardless of the performance of our portfolio. Our Manager’s entitlement to base management fees, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking loans and investments that provide attractive risk-adjusted returns for our portfolio. Because the base management fees are also based in part on our outstanding equity, our Manager may also be incentivized to advance strategies that increase our equity, and there may be circumstances where increasing our equity will not optimize the returns for our stockholders. Consequently, we are required to pay our Manager base management fees in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. Moreover, we have in the past and may in the future pay our Manager’s fees in shares of our class A common stock, which could dilute our stockholders’ ownership.

Our Manager also has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled.

In addition, we are required to reimburse our Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by our Manager under our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be adversely affected, which could adversely affect our results of operations and financial condition.
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
We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Three Blackstone employees serve on our board of directors, including Michael B. Nash, the executive chairman of our board of directors and chairman of Blackstone Real Estate Debt Strategies, or BREDS, Katharine A. Keenan, our chief executive officer, and Jonathan Pollack, the global head of Structured Finance, which includes BREDS. In addition, our chief financial officer and our other executive officers are also employees of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict and to act in accordance with our Management Agreement. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:
•Broad and Wide-Ranging Activities. Our Manager, Blackstone and their affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, managed accounts and other vehicles affiliated with Blackstone. In the ordinary course of their business activities, our Manager, Blackstone and their affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these divisions and entities affiliated with our Manager have or may have an investment strategy similar to our investment strategy and therefore will likely compete with us. In particular, BREDS invests in a broad range of real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.
•Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio entities may engage to advise on and to execute debt and equity financings, it is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than that to which it would otherwise be subject if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone could otherwise expect to utilize for our Manager for purposes of identifying and managing our investments. For example, Blackstone may come into possession of material non-public information with respect to companies that are clients of Blackstone or its affiliates, in which our Manager may be considering making an investment. As a consequence, that information, which could be of benefit to our Manager, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, to engage in businesses or activities competitive with such companies.
•Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto, and portfolio companies/entities), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and certain of the Blackstone Vehicles overlap, in whole or in part, and where there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies IV L.P. and potential successor funds and related separately managed accounts, or, collectively, BREDS Debt Funds, and Blackstone Real Estate Income Trust, Inc., or BREIT, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS Debt Funds generally seeks to invest primarily in real estate-related debt with a high-yield risk profile such as junior mortgage debt, mezzanine debt, and other subordinate structured debt investments, BREIT generally seeks to invest primarily in liquid debt securities, a significant portion of the capital of BREDS Debt Funds and BREIT (and/or other Blackstone Vehicles) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.
•As a result, we will from time to time invest in real estate-related debt investments alongside certain Blackstone Vehicles that are part of the BREDS program and other vehicles that include a focus on real estate-related debt investments, including, but not limited to, BREDS Debt Funds and BREIT. To the extent any Blackstone Vehicles have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determines to be fair and reasonable in its sole discretion, subject to (i) any applicable investment objectives, parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other

Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, readily available financing, relative investment strategies and primary investment mandates, portfolio diversification concerns, the investment focus, guidelines, limitations, and strategy of each investment fund or vehicle, co-investment arrangements, the different liquidity positions and requirements in each fund or vehicle, underwritten leverage levels of a loan, portfolio concentration considerations (including, but not limited to, (A) allocations necessary for us or the Blackstone Vehicles to maintain a particular concentration in a certain type of investment and (B) whether we or a particular Blackstone Vehicle already has its desired exposure to the investment, sector, industry, geographic region or markets in question), contractual obligations, other anticipated uses of capital, the source of the investment opportunity, credit ratings, the ability of a client, fund and/or vehicle to employ leverage, hedging, derivatives, syndication strategies or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, geographic focus, remaining investment period, the credit/default profile of an issuer, the extent of involvement of the respective teams of investment professionals dedicated to the Manager and other Blackstone Vehicles, the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, and other considerations deemed relevant in good faith in their sole discretion). There is no assurance that any conflicts will be resolved in our favor. Our Manager is entitled to amend its investment objectives or guidelines at any time without prior notice or our consent.
•Investments in Different Levels or Classes of an Issuer’s Securities. We and the Blackstone Vehicles have made and in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same portfolio entity in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles (and in certain circumstances our Manager will be unaware of another Blackstone Vehicle’s participation, as a result of information walls or otherwise). Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve us maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio entity (including following the vote of other third party lenders generally or otherwise recusing ourselves with respect to decisions), including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. If we recuse ourselves from decision-making as described above, we will generally rely upon a third party lender to make the decisions, and the third party lender could have conflicts or otherwise make decisions that we would not have made. It is expected that our participation in connection with any such investments and transactions will be negotiated by third parties on market terms and prices. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We currently hold mortgage and mezzanine loans and other investments in which Blackstone affiliates have interests in the collateral securing or backing such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.
•Assignment and Sharing or Limitation of Rights. We have and in the future will likely invest alongside other Blackstone Vehicles and in connection therewith have and expect to, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of our rights, including certain non-economic rights (including following the vote of other third party lenders generally or otherwise being recused with respect to certain decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.
•Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles. We have, and in the future are likely to provide financing (i) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio entity owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party, (ii) with respect to one or more portfolio entities or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio entities and/or their underlying assets and/or (iii) in other transactions or in the ordinary course, with respect to portfolio entities in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be consistent with market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may impact the market terms. For example, in the case of a loan extended to a Blackstone portfolio entity by a financing syndicate in which we have agreed to participate on terms negotiated by a third party participant in the syndicate, it may have been necessary for the Blackstone portfolio entity to offer better or worse terms to lenders to fully subscribe the syndicate than if we had not participated. In addition, any such transactions or arrangements may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant Blackstone portfolio entity, which will give rise to potential or actual conflicts of interests and which may adversely impact us.
•Obtaining Financing from Other Blackstone Vehicles. We may from time to time obtain financing from other Blackstone Vehicles (including the BREDS funds). We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.
•Pursuit of Differing Strategies. At times, the investment professionals employed by our Manager or its affiliates and other investment vehicles affiliated with our Manager and/or Blackstone may determine that an investment opportunity may be appropriate for only some of the accounts, clients, entities, funds and/or investment vehicles for which he or she exercises investment responsibility, or may decide that certain of the accounts, clients, entities, funds and/or investment vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more accounts, clients, entities, funds and/or investment vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other accounts, clients, entities, funds and/or investment vehicles. For example, an investment professional may determine that it would be in the interest of another account to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.
•Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the accounts, clients, entities, funds and/or investment vehicles that it manages. Where the amount or structure of the base management fee, incentive fee and/or our Manager’s or its affiliates’ compensation differs among accounts, clients, entities, funds and/or investment vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain accounts, clients, entities, funds and/or investment vehicles over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those accounts, clients, entities, funds and/or investment vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such other accounts, clients, entities, funds and/or investment vehicles over us. Additionally, our Manager might be motivated to favor other accounts, clients, entities, funds and/or investment vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in the fund but holds investments in other Blackstone affiliated vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer may act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and purchase securities on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to the securities of a portfolio company/entity, we or the applicable Blackstone Vehicle holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.
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
•Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate related information technology and other industries that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies/entities. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone Vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. For example, we currently expect to engage a portfolio company owned by a Blackstone advised fund, to provide corporate support services (including, without limitation, accounting/audit (including valuation support services), account management, cash management, data management, environmental due diligence support and engineering assessments, information technology/systems support, reporting, legal, tax, and treasury, as applicable) and transaction support services (including, without limitation, loan diligence, underwriting and processing, assembling relevant information, conducting financial and market analyses) to certain of our investments directly. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.
In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or other Blackstone Vehicles or their portfolio companies pursuant to various arrangements including at cost or at no cost. While often we and such other Blackstone-advised funds and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.
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
•Material, Non-Public Information. We, directly or through Blackstone, our Manager or certain of their respective affiliates may come into possession of material non-public information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material non-public information in the possession of Blackstone which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.
•Possible Future Activities. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in our Management Agreement, our Manager and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, Blackstone and their affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.
•Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone Vehicles. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Blackstone Vehicle or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations.
•Loan Refinancings. We may from time to time seek to participate in investments relating to the refinancing of loans held by the Blackstone Vehicles (including the BREDS funds). While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest.
•Other Affiliate Transactions. Our Manager may on our behalf acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone or its other affiliates, including the BREDS funds. In connection with investments in which we participate alongside other Blackstone Vehicles (including the BREDS funds), we may from time to time share certain rights with such other Blackstone Vehicles relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.
•Family Relationships. Certain personnel and other professionals of Blackstone have family members or relatives that are actively involved in the industries and sectors in which we invest and/or have business, personal, financial or other relationships with companies in the real estate industry, which gives rise to potential or actual conflicts of interest. For example, such family members or relatives might be officers, directors, personnel or owners of companies or assets which are actual or potential investments of us or our other counterparties. Moreover, in certain instances, we may transact with companies that are owned by such family members or relatives or in respect of which such family members or relatives have other involvement. In most such circumstances, we will not be precluded from undertaking any of these investment activities or transactions. To the extent Blackstone determines appropriate, it may put in place conflict mitigation strategies with respect to a particular circumstance, such as internal information barriers or recusal, disclosure or other steps determined appropriate by the Manager.
Blackstone may enter into one or more strategic relationships in certain regions or with respect to certain types of investments that, although intended to provide greater opportunities for us, may require us to share such opportunities or otherwise limit the amount of an opportunity we can otherwise take.
Further conflicts could arise once we and Blackstone or its affiliates have made their respective investments. For example, if a company goes into bankruptcy or reorganization, becomes insolvent or otherwise experiences financial distress or is unable to meet its payment obligations or comply with covenants relating to securities held by us or by Blackstone or its affiliates, Blackstone or its affiliates may have an interest that conflicts with our interests or Blackstone or its affiliates may have information regarding the company that we do not have access to. If additional financing is necessary as a result of financial or other difficulties, it may not be in our best interests to provide such additional financing. If Blackstone or its affiliates were to lose their respective investments as a result of such difficulties, the ability of our Manager to recommend actions in our best interests might be impaired.
Termination of our Management Agreement would be costly.
Termination of our Management Agreement without cause would be difficult and costly. Our independent directors review our Manager’s performance annually and the Management Agreement may be terminated each year upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Manager’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and incentive fee payable to our Manager are not fair (provided that in this instance, our Manager will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Manager with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Management Agreement and our Manager terminates our Management Agreement, the Management Agreement provides that we will pay our Manager a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee earned during the 24-month period immediately preceding the date of termination, calculated as of the end of the most recently completed fiscal quarter prior to the date of termination. These provisions increase the cost to us of terminating the Management Agreement and adversely affect our ability to terminate our Manager without cause.
Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager’s liability is limited under our Management Agreement and we have agreed to indemnify our Manager against certain liabilities.
Pursuant to our Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates and their respective directors, officers, employees and stockholders are not liable to us, our directors, our stockholders or any subsidiary of ours, or their directors, officers, employees or stockholders for any acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence, or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and their respective directors, officers, employees and stockholders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence, or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.
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
Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors. Those investment guidelines, as well as our financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and distributions, may be changed at any time without notice to, or the consent of, our stockholders. This could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report. These changes could adversely affect our results of operations and financial condition.
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
To the extent that the SEC or its staff provides new specific guidance regarding any of the matters bearing upon the requirements of Section 3(c)(5)(C) of the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC or its staff could further inhibit our ability to pursue the strategies we have chosen.
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
There can be no assurance that we and our subsidiaries will be able to successfully maintain our exemption from registration under the Investment Company Act. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Therefore, compliance with such provisions may hinder our ability to operate solely on the basis of maximizing profits. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our stock price, performance and ability to pay distributions to our stockholders.
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
Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of potential changes or reforms by the new administration and U.S. Congress, such changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the effect of any such reforms.
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
In July 2010, the Dodd-Frank Act was signed into law, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also subjects nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”) to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. In December 2019, the FSOC issued interpretive guidance regarding the designation of nonbank financial companies as systemically important financial institutions, or SIFIs. This guidance implemented a number of reforms to the FSOC’s SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC would primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the final guidance, designation of an individual firm as a SIFI would only occur if, after engaging with the firm’s primary federal and state regulators, the FSOC determines that those regulators’ actions are inadequate to address the identified potential risk to U.S. financial stability. If such designation were to occur with respect to the nonbank financial industry, we could be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.
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
On December 16, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”), referred to as “covered swap entities,” and such rule was amended on November 19, 2018. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. On November 9, 2020, the CFTC published a final rule extending the last implementation phase of its initial margin requirements for uncleared swaps from September 1, 2021 to September 1, 2022. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, as amended, which applies to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators, as well as the final rule adopted by the SEC in June 2019, as amended, which applies to security-based swap dealers and major security-based swap participants that are not supervised by one or more of the Prudential Regulators. These rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.
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
We depend on our Manager and its affiliates to develop appropriate systems and procedures to control operational risk.
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

Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
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
We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate income tax rates;
•any resulting tax liability could be substantial and could have a material adverse effect on our book value;
•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore, our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and
•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.
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
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our class A common stock at the election of each stockholder. As a publicly offered REIT, if at least 20% of the total dividend is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes). Pursuant to recently released IRS guidance, this threshold is reduced from 20% to 10% for distributions declared by a publicly offered REIT on or after November 1, 2021 and on or before June 30, 2022. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our class A common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our class A common stock.
Although the IRS has addressed some of the tax aspects of such a taxable cash/stock distribution in a 2017 Revenue Procedure and further addressed such distributions in a 2021 Revenue Procedure, no assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.
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

Securitizations could result in the creation of taxable mortgage pools for federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

In order to control better, and to attempt to avoid, any distribution of “excess inclusion income” to our stockholders, a subsidiary REIT of ours currently owns 100% of the equity interests in each taxable mortgage pool created by our securitizations. While we believe that we have structured our securitizations such that the above taxes would not apply to our stockholders with respect to taxable mortgage pools held by our subsidiary REIT, our subsidiary REIT is in part owned by a TRS of ours, which will pay corporate level tax on any income that it may be allocated from the subsidiary REIT. In addition, our subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions.
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
Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as “dealer” property.

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
The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our class A common stock has been and may in the future be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our class A common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects, including as a result of the ongoing COVID-19 pandemic;
•actual or perceived conflicts of interest with our Manager or other affiliates of Blackstone and individuals, including our executives;
•equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•loss of a major funding source;
•actual or anticipated accounting problems;
•publication of research reports about us or the real estate industry;
•changes in market valuations of similar companies;
•adverse market reaction to the level of leverage we employ;
•additions to or departures of our Manager’s or Blackstone’s key personnel;

•speculation in the press or investment community;
•our failure to meet, or the lowering of, our earnings estimates or those of any securities analysts;
•increases in market interest rates, which may lead investors to demand a higher distribution yield for our class A common stock, and would result in increased interest expenses on our debt;
•a compression of the yield on our investments and an increase in the cost of our liabilities;
•failure to maintain our REIT qualification or exclusion from Investment Company Act regulation;
•price and volume fluctuations in the overall stock market from time to time;
•general market and economic conditions, and trends including inflationary concerns, and the current state of the credit and capital markets;
•significant volatility in the market price and trading volume of securities of publicly traded REITs or other companies in our sector, including us, which is not necessarily related to the operating performance of these companies;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to REITs;
•changes in the value of our portfolio;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our class A common stock or REITs generally; and
•uncertainty surrounding the strength of the U.S. economy particularly in light of budget deficit concerns and other U.S. and international political and economic affairs.
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
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally distribute and intend to continue distributing substantially all of our taxable income to holders of our class A common stock each year so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described in this report. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay distributions to our stockholders:
•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;

•defaults in our asset portfolio or decreases in the value of our portfolio;
•the impact of changes in interest rates on our net interest income; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 24th Floor, New York, New York 10154. We do not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings. Refer to Note 19 to our consolidated financial statements for information on our commitments and contingencies.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 2, 2022 there were 248 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
We did not purchase any shares of our class A common stock during the three months ended December 31, 2021.

ITEM 6. [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of Blackstone’s real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
Recent Developments

COVID-19

The novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, and the Swiss Average Rate Overnight, or SARON, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2021, one-month SOFR is utilized as the floating benchmark rate on 16 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, plus a credit spread adjustment, and one of our credit facilities. Additionally, as of December 31, 2021, daily compounded SONIA is utilized as the floating benchmark rate on nine of our loans and five of our credit facilities.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, and SARON may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form 10-K.

2021 Highlights
Operating results:
•Net income of $419.2 million, or $2.77 per share, and Distributable Earnings of $396.7 million, or $2.62 per share, with dividends declared of $383.9 million, or $2.48 per share. Net income includes a $39.9 million decrease to the current expected credit loss, or CECL, reserve that is excluded from Distributable Earnings, as further described below.
•Increased book value per share $0.80 to $27.22 as of December 31, 2021, which is net of a $0.78 cumulative CECL reserve.
Loan portfolio:
•Loan originations of $14.6 billion. During the year we had loan fundings of $12.9 billion and loan repayments of $7.2 billion, resulting in net fundings of $5.7 billion.
•Portfolio of 189 investments as of December 31, 2021, with a weighted-average origination loan-to-value ratio of 64.4% and weighted-average all-in yield of + 3.54%.
•Maintained our disciplined focus on institutional quality assets and sponsors while accelerating our activities in sectors and markets with the highest potential for growth, including increasing our portfolio exposure to multifamily to 24% from 10% and to the Sunbelt to 27% from 19%.
Capital markets and financing activity:
•Closed $10.5 billion of new financings under our secured debt facilities, adding two new credit facilities with innovative structures to finance our investments.
•Closed a $1.0 billion collateralized loan obligation, or CLO, securitization resulting in an aggregate $3.5 billion of our loans financed through our CLO securitizations as of December 31, 2021.
•Increased the borrowings under our senior term loan facilities by an aggregate $300.0 million, decreased the spread on our B-2 senior term loan facility by 2.00% to L + 2.75%, and issued $400.0 million of 3.75% senior secured notes due 2027.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended December 31, 2021, we recorded earnings per share of $0.76, declared a dividend of $0.62 per share, and reported $0.78 per share of Distributable Earnings. In addition, our book value as of December 31, 2021 was $27.22 per share, which is net of a $0.78 cumulative CECL reserve. For the year ended December 31, 2021, we recorded earnings per share of $2.77, declared aggregate dividends of $2.48 per share, and reported $2.62 per share of Distributable Earnings.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic and diluted net income per share and dividends declared per share ($ in thousands, except per share data):

	Three months ended December 31, 2021	Year Ended December 31,
		2021	2020
Net income (1)	$123,940	$419,193	$137,670
Weighted-average shares outstanding, basic and diluted	162,056,782	151,521,941	141,795,977
Net income per share, basic and diluted	$0.76	$2.77	$0.97
Dividends declared per share	$0.62	$2.48	$2.48

(1)Represents net income attributable to Blackstone Mortgage Trust.
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
Our CECL reserve has been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our class A common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 14 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended December 31, 2021	Year Ended December 31,
		2021	2020
Net income(1)	$123,940	$419,193	$137,670
Charge-offs of current expected credit loss reserve(2)	(14,427)	(14,427)	—
(Decrease) increase in current expected credit loss reserve	9,568	(39,864)	167,653
Non-cash compensation expense	7,463	31,647	34,532
Realized hedging and foreign currency income, net(3)	(668)	(521)	10,852
Other items	120	561	1,487
Adjustments attributable to non-controlling interests, net	(30)	132	(204)
Distributable Earnings(4)	$125,966	$396,721	$351,990
Weighted-average shares outstanding, basic and diluted	162,056,782	151,521,941	141,795,977
Distributable Earnings per share, basic and diluted(4)	$0.78	$2.62	$2.48

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents a realized loss related to loan principal amounts deemed nonrecoverable following a realization event during the three months ended December 31, 2021. This amount was previously recognized as a component of GAAP net income as an increase in our current expected credit loss reserve.
(3)For the three months and year ended December 31, 2021, represents realized gains (losses) on the repatriation of unhedged foreign currency. For the year ended December 31, 2020, primarily represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms. These amounts were not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.
(4)Includes favorable Distributable Earnings impact, net of incentive fees, of $19.1 million, or $0.12 and $0.13 per share for the three months and year ended December 31, 2021 relating to (i) prepayment income and acceleration of deferred origination fees related to a certain loan repayment during the three months ended December 31, 2021 and (ii) the charge-off of a certain previously recorded current expected credit loss reserve above.
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2021	December 31, 2020
Stockholders’ equity	$4,588,187	$3,886,067
Shares
Class A common stock	168,179,798	146,780,031
Deferred stock units	363,572	306,691
Total outstanding	168,543,370	147,086,722
Book value per share	$27.22	$26.42
II. Loan Portfolio
During the year ended December 31, 2021, we originated or acquired $14.6 billion of loans. Loan fundings during the year totaled $12.9 billion, including $393.9 million of non-consolidated senior interests. Loan repayments and sales during the year totaled $7.2 billion, including $475.5 million of non-consolidated senior interests and the loan held by our non-consolidated securitized debt obligation. We generated interest income of $854.7 million and incurred interest expense of $340.2 million during the year, which resulted in $514.5 million of net interest income during the year ended December 31, 2021.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2021	Year Ended December 31, 2021
Loan originations(1)	$5,966,853	$14,571,453
Loan fundings(2)	$5,210,261	$12,944,396
Loan repayments and sales(3)	(3,530,274)	(7,208,647)
Total net fundings	$1,679,987	$5,735,749

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three months and year ended December 31, 2021 include $109.3 million and $393.9 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three months and year ended December 31, 2021 include $148.3 and $475.5 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests and the loan held by our non-consolidated securitized debt obligation.

The following table details overall statistics for our investment portfolio as of December 31, 2021 ($ in thousands):

		Total Investment Exposure
	Balance Sheet Portfolio(1)	Loan Exposure(1)(2)	Other Investments(3)	Total Investment Portfolio
Number of investments	188	188	1	189
Principal balance	$22,156,437	$23,669,111	$379,302	$24,048,413
Net book value	$21,878,338	$21,878,338	$78,013	$21,956,351
Unfunded loan commitments(4)	$4,180,128	$4,924,287	$—	$4,924,287
Weighted-average cash coupon(5)	+ 3.19%	+ 3.22%	+ 2.75%	+ 3.22%
Weighted-average all-in yield(5)	+ 3.52%	+ 3.55%	+ 2.86%	+ 3.54%
Weighted-average maximum maturity (years)(6)	3.4	3.4	3.4	3.4
Origination loan to value (LTV)(7)	64.9%	64.8%	42.6%	64.4%

(1)Excludes investment exposure to the $79.2 million subordinate position we own in the $379.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 17 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.
(2)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(3)Includes investment exposure to the $379.3 million 2018 Single Asset Securitization. We do not consolidate the 2018 Single Asset Securitization on our consolidated financial statements, and instead reflect our $79.2 million subordinate position as a component of other assets on our consolidated balance sheet. Refer to Notes 4 and 17 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.
(4)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 2% of our investments earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2021, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2021, 56% of our loans and other investments by total investment exposure were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.
(7)Based on LTV as of the dates loans and other investments were originated or acquired by us.

The following table details the index rate floors for our loans receivable portfolio as of December 31, 2021 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$344,696	$382,196
0.00% or no floor(2)	4,224,778	5,444,841	9,669,619
0.01% to 0.25% floor	7,125,069	447,339	7,572,408
0.26% to 1.00% floor	1,259,076	501,764	1,760,840
1.01% or more floor	4,439,258	224,092	4,663,350
Total(3)(4)	$17,085,681	$6,962,732	$24,048,413

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc currencies.
(2)Includes a $286.3 million loan accounted for under the cost-recovery method.
(3)Includes investment exposure to the $79.2 million subordinate position we own in the $379.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 17 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(5)As of December 31, 2021, the weighted-average index rate floor of our loan portfolio was 0.42%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 0.70%. As of December 31, 2020, the weighted-average index rate floor of our loan portfolio was 0.82%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 1.35%.

The following table details the floating benchmark rates for our investment portfolio as of December 31, 2021 (total investment portfolio amounts in thousands):

Investment Count	Currency	Total Investment Portfolio	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
156	$	$17,085,680	USD LIBOR / SOFR(3)	+ 3.12%	+ 3.43%
9	€	€2,777,193	EURIBOR	+ 3.01%	+ 3.39%
17	£	£1,956,619	GBP LIBOR / SONIA(4)	+ 3.84%	+ 4.23%
7	$	$1,157,368	OTHER(5)	+ 3.73%	+ 4.02%
189		$24,048,413	Applicable Index	+ 3.22%	+ 3.54%

(1)We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD LIBOR.
(2)The cash coupon and all-in yield of our fixed rate loans are reflected as a spread over USD LIBOR for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(3)As of December 31, 2021, $15.6 billion and $1.5 billion of loans were indexed to USD LIBOR and SOFR, respectively. The remaining $37.5 million of our United States Dollar loans are fixed rate. As of December 31, 2021, one-month USD LIBOR was 0.10% and SOFR was 0.05%.
(4)As of December 31, 2021, £874.8 million and £848.4 million of loans were indexed to SONIA and GBP LIBOR, respectively. The remaining £233.4 million of our British Pound Sterling loans are fixed rate. As of December 31, 2021, SONIA was 0.19% and three-month GBP LIBOR was 0.26%.
(5)Includes floating rate loans indexed to STIBOR, BBSY, CDOR, and SARON indices.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2021:
Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the year ended December 31, 2021, we collected 100.0% of the contractual interest payments that were due under our loans, with virtually no interest deferrals, including with respect to loans collateralized by hospitality assets, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility, such as the COVID-19 pandemic. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.4% as of December 31, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
Our Manager’s portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone’s real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 2.8 and 3.0 as of December 31, 2021 and December 31, 2020, respectively. The decrease in risk rating reflects the ongoing recovery from COVID-19 and the improvement of our portfolio’s credit.

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	8	$642,776	$645,854
2	28	5,200,533	5,515,250
3	141	13,604,027	14,944,045
4	10	2,270,872	2,277,653
5	1	284,809	286,309
Loans receivable	188	$22,003,017	$23,669,111
CECL reserve		(124,679)
Loans receivable, net		$21,878,338

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests as of December 31, 2021.
(2)Excludes investment exposure to the $379.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 17 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.
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

During the year ended December 31, 2021, we recorded an aggregate $39.9 million decrease in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, and $14.4 million of charge-offs, bringing our total reserve to $131.0 million as of December 31, 2021. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. The decrease in the CECL reserve during the year ended December 31, 2021 reflects the ongoing market recovery from COVID-19 and the resulting improvement in the performance of the collateral assets underlying our portfolio. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
During 2020 and 2021, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP. During the three months ended June 30, 2020, we recorded a $14.8 million CECL reserve on this loan. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million. As a result of the modification, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan during the three months ended June 30, 2020, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of December 31, 2021. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021. See Note 2 to our consolidated financial statements for further discussion on the CECL reserve.
During the third quarter of 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. During the three months ended June 30, 2020, we recorded $54.9 million CECL reserve on this loan, which was unchanged as of December 31, 2021. As of July 1, 2020, the income accrual on this loan was suspended and no income was recorded subsequent to July 1, 2020. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of December 31, 2021. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of December 31, 2021.

Multifamily Joint Venture
As of December 31, 2021, our Multifamily Joint Venture held $746.9 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2021	December 31, 2020
Secured debt	$12,299,580	$7,896,863
Securitizations(1)	3,155,727	3,596,980
Asset-specific financings(2)	1,913,374	1,201,495
Total portfolio financing	$17,368,681	$12,695,338

(1)Includes our consolidated securitized debt obligations of $2.9 billion and our non-consolidated securitized debt obligations of $300.1 million. The non-consolidated securitized debt obligation represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity debt security on our balance sheet. Refer to Note 4 and Note 17 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(2)Includes our consolidated asset-specific debt of $400.7 million and our non-consolidated senior interests of $1.5 billion. The non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2021	December 31, 2020
Secured credit facilities	$12,299,580	$7,896,863
Acquisition facility	—	—
Total secured debt	$12,299,580	$7,896,863

Secured Credit Facilities
The following table details our secured credit facilities as of December 31, 2021 ($ in thousands):

	Year Ended December 31, 2021	December 31, 2021
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$5,306,925	$7,746,026	+1.52%	$10,193,801	+3.18%	+1.66%
+ 1.51% to + 1.75%	1,477,177	2,710,587	+1.88%	3,977,492	+3.55%	+1.67%
+ 1.76% to + 2.00%	668,470	998,781	+2.13%	1,458,074	+4.28%	+2.15%
+ 2.01% or more	310,991	844,186	+2.49%	1,413,014	+4.75%	+2.26%
Total	$7,763,563	$12,299,580	+1.72%	$17,042,381	+3.49%	+1.77%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of December 31, 2021 for new financings during the year ended December 31, 2021, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.
(4)Represents the weighted-average all-in cost as of December 31, 2021 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(7)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The maturity date of the facility is April 4, 2023. As of December 31, 2021, we had one asset pledged to our acquisition facility and there was an aggregate $147.5 million available to be drawn at our discretion.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	December 31, 2021	December 31, 2020
Securitized debt obligations	$2,855,625	2,940,638
Non-consolidated securitized debt obligation(1)	300,102	656,342
Total securitizations	$3,155,727	$3,596,980

(1)These non-consolidated securitized debt obligations represent the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We own the related subordinate position, which is classified as a held-to-maturity debt security on our balance sheet. Refer to Note 6 and Note 17 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO, or collectively, the CLOs. The following table details our securitized debt obligations ($ in thousands):

	December 31, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	34	$1,000,000	$1,000,000	+ 3.42%	October 2024
Financing provided	1	803,750	797,373	+ 1.66%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	18	1,000,000	1,000,000	+ 3.06%	May 2024
Financing provided	1	808,750	804,096	+ 2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	21	1,500,000	1,500,000	+ 3.15%	March 2024
Financing provided	1	1,243,125	1,236,593	+ 1.45%	February 2038
Total
Collateral assets	73	$3,500,000	$3,500,000	+ 3.20%
Financing provided(4)	3	$2,855,625	$2,838,062	+ 1.69%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of December 31, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of December 31, 2021, the one-month SOFR was 0.05% and one-month USD LIBOR was 0.10%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and twelve months ended December 31, 2021, we recorded $10.8 million and $46.0 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 17 to our consolidated financial statements for additional details of our securitized debt obligations.

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

	December 31, 2021
Non-Consolidated Securitized Debt Obligation	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	1	$379,302	n/a	+ 2.86%	June 2025
Financing provided	1	$300,102	n/a	+ 2.66%	June 2035

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts.
(2)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of non-consolidated securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	December 31, 2021	December 31, 2020
Asset-specific debt	$400,699	$399,699
Non-consolidated senior interests(1)	1,512,675	801,796
Total asset-specific financings	$1,913,374	$1,201,495

(1)These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	December 31, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$446,276	$435,727	+ 4.04%	March 2025
Financing provided	4	$400,699	$393,824	+ 2.78%	March 2025

(1)These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific debt is term-matched to the corresponding collateral loans.

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
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests ($ in thousands):

	December 31, 2021
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term
Total loan	7	1,933,758	n/a	+ 3.89%	June 2025
Senior participation	7	1,512,675	n/a	+ 2.83%	June 2025

(1)The weighted-average spread and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and GBP LIBOR, as applicable to each investment. As of December 31, 2021, 83% of these loans’ total investment exposure earned a floating rate of interest indexed to USD LIBOR or SOFR. The other 17% of our investments earned a fixed rate of interest, which we reflect as a spread over GBP LIBOR, as of December 31, 2021, for purposes of the weighted-averages. In addition to spread, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	December 31, 2021	December 31, 2020
Term loans	$1,349,271	$1,062,766
Senior secured notes	400,000	—
Convertible notes	622,500	622,500
Total corporate financing	$2,371,771	$1,685,266
Term Loans
As of December 31, 2021, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$929,878	+ 2.25%	+ 2.53%	April 23, 2026
B-2 Term Loan	$419,393	+ 2.75%	+ 3.42%	April 23, 2026

(1)The B-2 Term Loan borrowing is subject to a LIBOR floor of 0.50%.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Note 2 and Note 8 to our consolidated financial statements for additional discussion of our Term Loans.

Senior Secured Notes
As of December 31, 2021, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Notes.
Refer to Note 2 and Note 9 to our consolidated financial statements for additional discussion of our Senior Secured Notes.
Convertible Notes
As of December 31, 2021 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of December 31, 2021.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of December 31, 2021, the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s net exposure to interest rates by currency as of December 31, 2021 (amounts in thousands):

	USD	EUR	GBP	All Other(7)
Floating rate loans(1)(2)(3)	$17,048,180	€2,768,909	£1,723,235	$1,137,905
Floating rate debt(1)(2)(3)(4)(5)	(13,486,462)	(2,052,351)	(1,288,441)	(888,118)
Net floating rate exposure	$3,561,718	€716,558	£434,794	$249,787
Net floating rate exposure in USD(6)	$3,561,718	$814,726	$588,363	$249,787

(1)Our floating rate investments and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.
(2)Includes investment exposure and related financing of the 2018 Single Asset Securitization. Refer to Note 4 and Note 17 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.
(3)As of December 31, 2021, £874.8 million and £848.4 million of floating rate loans were indexed to SONIA and GBP LIBOR, respectively. As of December 31, 2021, £856.6 million and £431.8 million of floating rate debt was indexed to SONIA and GBP LIBOR, respectively. As of December 31, 2021, SONIA was 0.19%. and three-month GBP LIBOR was 0.26%.
(4)Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(5)As of December 31, 2021, $15.6 billion and $1.5 billion of floating rate debt was indexed to USD LIBOR and SOFR, respectively. As of December 31, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of December 31, 2021, one-month SOFR was 0.05% and one-month USD LIBOR was 0.10%.
(6)Represents the U.S. Dollar equivalent as of December 31, 2021.
(7)Includes Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc currencies.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2021, 2020, and 2019 ($ in thousands, except per share data):

	Year Ended December 31,		2021 vs 2020	Year Ended December 31,		2020 vs 2019
	2021	2020	$	2020	2019	$
Income from loans and other investments
Interest and related income	$854,690	$779,648	$75,042	$779,648	$882,679	$(103,031)
Less: Interest and related expenses	340,223	347,471	(7,248)	347,471	458,503	(111,032)
Income from loans and other investments, net	514,467	432,177	82,290	432,177	424,176	8,001
Other expenses
Management and incentive fees	88,467	77,916	10,551	77,916	78,435	(519)
General and administrative expenses	43,168	45,871	(2,703)	45,871	38,854	7,017
Total other expenses	131,635	123,787	7,848	123,787	117,289	6,498
Decrease (increase) in current expected credit loss reserve	39,864	(167,653)	207,517	(167,653)	—	(167,653)
Income before income taxes	422,696	140,737	281,959	140,737	306,887	(166,150)
Income tax provision (benefit)	423	323	100	323	(506)	829
Net income	422,273	140,414	281,859	140,414	307,393	(166,979)
Net income attributable to non-controlling interests	(3,080)	(2,744)	(336)	(2,744)	(1,826)	(918)
Net income attributable to Blackstone Mortgage Trust, Inc.	$419,193	$137,670	$281,523	$137,670	$305,567	$(167,897)
Net income per share – basic and diluted	$2.77	$0.97	$1.80	$0.97	$2.35	$(1.38)
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.48	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $82.3 million during the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to (i) an increase in prepayment fee income, (ii) an increase in the weighted-average principal balance of our loan portfolio by $2.0 billion for the year ended December 31, 2021, as compared to the year ended December 31, 2020, and (iii) the impact of declining LIBOR and other floating rate indices, which had a larger impact on interest expense than interest income as a result of certain of our loans earning interest based on floors that were above the applicable floating rate index during the period. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $1.9 billion for the year ended December 31, 2021, as compared to the year ended December 31, 2020.
Income from loans and other investments, net increased $8.0 million during the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily due to (i) $13.7 billion of our loans earning interest based on floors that were above the applicable floating rate index, as of December 31, 2020, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $1.7 billion during the year ended December 31, 2020, as compared to the year ended December 31, 2019. This was offset by (i) a decrease in weighted-average LIBOR and other floating rate indices in 2020, (ii) an increase in the weighted-average principal balance of our outstanding financing arrangements by $1.6 billion during year ended December 31, 2020, as compared to the year ended December 31, 2019, (iii) a decrease in prepayment fee income, and (iv) a decline in interest income related to two loans that are accounted for under the cost-recovery method effective June 30, 2020.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $7.8 million during the year ended December 31, 2021 compared to the year ended

December 31, 2020 due to (i) an increase of $6.8 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, and (ii) an increase of $3.8 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2021 and 2020. This was offset by a decrease of $3.0 million of non-cash restricted stock amortization related to shares issued under our long-term incentive plans in 2021 and 2020, primarily due to the difference in the grant date share price.
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
Changes in current expected credit loss reserve
We adopted ASU 2016-13, which implemented the CECL accounting model, on January 1, 2020. During year ended December 31, 2021, we recorded a $39.9 million decrease in the CECL reserve, as compared to a $167.7 million increase during the year ended December 31, 2020. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the years ended December 31, 2021, 2020, and 2019, we recorded $3.1 million, $2.7 million, and $1.8 million, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the year ended December 31, 2021, we declared aggregate dividends of $2.48 per share, or $383.9 million. During 2020, we declared aggregate dividends of $2.48 per share, or $356.2 million. During 2019, we declared aggregate dividends of $2.48 per share, or $328.1 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2021 and September 30, 2021 ($ in thousands, except per share data):

	Three Months Ended December 31,	Three Months Ended September 30,	Change
	2021	2021	$
Income from loans and other investments
Interest and related income	$270,749	$200,114	$70,635
Less: Interest and related expenses	96,809	82,690	14,119
Income from loans and other investments, net	173,940	117,424	56,516
Other expenses
Management and incentive fees	28,373	19,342	9,031
General and administrative expenses	11,060	10,841	219
Total other expenses	39,433	30,183	9,250
Decrease (increase) in current expected credit loss reserve	(9,568)	(2,767)	(6,801)
Income before income taxes	124,939	84,474	40,465
Income tax provision	77	70	7
Net income	124,862	84,404	40,458
Net income attributable to non-controlling interests	(922)	(647)	(275)
Net income attributable to Blackstone Mortgage Trust, Inc.	$123,940	$83,757	$40,183
Net income per share – basic and diluted	$0.76	$0.56	$0.20
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $56.5 million during the three months ended December 31, 2021 compared to the three months ended September 30, 2021. The increase was primarily due to (i) an increase in prepayment fee income and (ii) an increase in the weighted-average principal balance of our loan portfolio by $2.8 billion for the three months ended December 31, 2021, as compared to the three months ended September 30, 2021. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $2.7 billion for the three months ended December 31, 2021, as compared to the three months ended September 30, 2021.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $9.3 million during the three months ended December 31, 2021 compared to the three months ended September 30, 2021 primarily due to (i) an increase of $7.6 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (ii) an increase of $1.5 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during the three months ended December 31, 2021, and (iii) an increase of $847,000 of general operating expense. This was offset by a decrease of $618,000 of non-cash restricted stock amortization related to the timing of shares issued under our long-term incentive plans.
Changes in current expected credit loss reserve
During the three months ended December 31, 2021, we recorded a $9.6 million increase in the CECL reserve, as compared to a $2.8 million increase during the three months ended September 30, 2021. Our CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio.

Net income attributable to non-controlling interests
During the three months ended December 31, 2021 and September 30, 2021, we recorded $922,000 and $647,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended December 31, 2021, we declared aggregate dividends of $0.62 per share, or $104.3 million. During the three months ended September 30, 2021, we declared aggregate dividends of $0.62 per share, or $97.3 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financing. As of December 31, 2021, our capitalization structure included $4.6 billion of common equity, $2.4 billion of corporate debt, and $17.4 billion of asset-level financing. Our $2.4 billion of corporate debt includes $1.3 billion of term loan borrowings, $400.0 million of senior secured notes, and $622.5 million of convertible notes, of which $402.5 million matures in 2022. Our $17.4 billion of asset-level financing includes $12.3 billion of secured debt, $3.2 billion of securitizations, and $1.9 billion of asset-specific financings all of which are structured to produce term, currency and index matched funding with no margin call provisions based upon capital markets events.
As of December 31, 2021, we have $1.3 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, and 10 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2021	December 31, 2020
Debt-to-equity ratio(1)	3.2x	2.5x
Total leverage ratio(2)	4.2x	3.6x

(1)Represents (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, in each case at period end.
(2)Represents (i) total outstanding secured debt, securitizations, asset-specific financings, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, in each case at period end.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$551,154	$289,970
Available borrowings under secured debt	754,900	829,165
Loan principal payments held by servicer, net(1)	17,528	19,460
	$1,323,582	$1,138,595

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.

During the year ended December 31, 2021, we generated cash flow from operating activities of $382.5 million and received $6.7 billion of loan repayments, $4.7 billion of net proceeds from secured debt borrowings, $638.0 million of net proceeds from the issuance of shares of class A common stock, $400.0 million from the issuance of senior secured notes, and $298.5 million of net proceeds from borrowings under term loans. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2021 FL4, 2020 FL3, and 2020 FL2 CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,989,790 shares of class A common stock were available for issuance as of December 31, 2021, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $353.8 million of additional shares of our class A common stock as of December 31, 2021. Refer to Note 11 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $12.3 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
As of December 31, 2021, we had unfunded commitments of $4.2 billion related to 118 loans receivable and $2.5 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.7 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.6 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2021 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$4,180,128	$181,560	$1,611,957	$1,395,295	$991,316
Principal repayments under secured debt(3)	12,299,580	64,564	5,378,851	5,986,465	869,700
Principal repayments under asset-specific debt(3)	400,699	—	78,659	322,039	—
Principal repayments of term loans(4)	1,349,271	13,738	27,477	1,308,056	—
Principal repayments of senior secured notes	400,000	—	—	—	400,000
Principal repayments of convertible notes(5)	622,500	402,500	220,000	—	—
Interest payments(3)(6)	1,035,532	305,220	468,574	247,088	14,650
Total(7)	$20,287,710	$967,582	$7,785,518	$9,258,943	$2,275,666

(1)Represents our known, estimated short-term cash requirements related to our contractual obligations and commitments. Refer to the sources of liquidity section above for our sources of funds to satisfy our short-term cash requirements.
(2)The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the final loan maturity date, however we may be obligated to fund these commitments earlier than such date.
(3)The allocation of repayments under our secured debt and asset-specific debt for both principal and interest payments is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(4)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 8 for further details on our term loans.
(5)Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 10 to our consolidated financial statements for further details on our convertible notes.
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2021 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.5 billion of non-consolidated senior interests, and $300.1 million of non-consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
We are also required to settle our foreign exchange derivatives with our derivative counterparties upon maturity which, depending on exchange rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 11 to our consolidated financial statements for details regarding our derivative contracts.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 13 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.
As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Distributable Earnings as described above.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2021	2020	2019
Cash flows provided by operating activities	$382,483	$336,607	$304,037
Cash flows used in investing activities	(5,627,461)	(88,251)	(1,871,148)
Cash flows provided by (used in) financing activities	5,508,224	(110,769)	1,612,552
Net increase in cash and cash equivalents	$263,246	$137,587	$45,441
We experienced a net increase in cash and cash equivalents of $263.2 million for the year ended December 31, 2021, compared to a net increase of $137.6 million for the year ended December 31, 2020. During 2021, we received (i) $6.7 billion from loan principal collections and sales proceeds, (ii) $4.7 billion of net proceeds from secured debt borrowings, (iii) $638.0 million of net proceeds from the issuance of shares of class A common stock, (iv) $395.0 million of net proceeds from the issuance of senior secured notes, and (v) $298.5 million of net proceeds from secured term loan borrowings. We used the proceeds from these activities to fund $12.6 billion of new loans.
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
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 8, and 12 to our consolidated financial statements for additional discussion of our secured debt, term loans, and equity.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2021 and 2020, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries, or TRSs, are subject to federal, state, and local income tax on their net taxable income. Refer to Note 14 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2021, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:

•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2021. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.

•Expected timing and amount of future loan fundings and repayments: Expected credit losses are estimated over the contractual term of each loan, adjusted for expected prepayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve. Additionally, the expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. The CECL reserve for unfunded loan commitments is adjusted quarterly, as we consider the expected timing of future funding obligations over the estimated life of the loan. The considerations in estimating our CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loan receivables.

•Current credit quality of our portfolio: Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. Our Manager performs a quarterly risk review of our portfolio of loans, and assigns each loan a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship.

•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2021.

•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.

These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the year ended December 31, 2021, we recorded an aggregate $39.9 million decrease in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, and $14.4 million of charge-offs, bringing our total reserve to $131.0 million as of December 31, 2021. The decrease in the CECL reserve during the year ended December 31,

2021 reflects the ongoing market recovery from COVID-19 and the improvement in the performance of the collateral assets underlying our portfolio. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

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

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2021 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,192	$1,160	$1,156	+2.54%	+2.96%	12/23/2024	Dublin - IE	Office	$422 / sqft	74%	2
2	Senior Loan	3/22/2018	822	822	821	+3.25%	+3.42%	3/15/2023	Diversified - Spain	Mixed-Use	n / a	71%	4
3	Senior Loan(4)	12/9/2021	770	667	382	+2.65%	+2.82%	12/9/2026	New York	Mixed-Use	$220 / sqft	50%	2
4	Senior Loan	3/30/2021	551	551	546	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$101 / sqft	76%	2
5	Senior Loan(4)	8/7/2019	746	497	99	+3.12%	+3.60%	9/9/2025	Los Angeles	Office	$338 / sqft	59%	3
6	Senior Loan(4)	12/17/2021	448	440	283	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$13,716 / unit	61%	3
7	Senior Loan	8/22/2018	363	363	362	+3.15%	+3.28%	8/9/2023	Maui	Hospitality	$471,391 / unit	61%	2
8	Senior Loan	4/9/2018	1,487	358	346	+6.13%	+6.43%	6/9/2025	New York	Office	$525 / sqft	48%	2
9	Senior Loan	9/23/2019	398	346	343	+3.00%	+3.22%	11/15/2024	Diversified - Spain	Hospitality	$188,896 / unit	62%	4
10	Senior Loan	4/11/2018	355	345	344	+2.85%	+3.10%	5/1/2023	New York	Office	$437 / sqft	71%	3
11	Senior Loan	10/25/2021	327	327	323	+4.30%	+4.62%	10/25/2024	Diversified - AU	Hospitality	$161,082 / unit	56%	3
12	Senior Loan(4)	8/6/2015	325	325	59	5.74%	5.85%	10/29/2022	Diversified - EUR	Other	n / a	71%	3
13	Senior Loan	1/11/2019	325	325	323	+4.35%	+4.70%	1/11/2026	Diversified - UK	Other	$321 / sqft	74%	4
14	Senior Loan	2/27/2020	303	299	298	+2.70%	+3.04%	3/9/2025	New York	Mixed-Use	$938 / sqft	59%	2
15	Senior Loan	11/30/2018	286	286	285	n/m(7)%	n/m(7)%	8/9/2025	New York	Hospitality	$306,870 / unit	73%	5
16	Senior Loan(4)	11/22/2019	470	279	55	+3.70%	+4.17%	12/9/2025	Los Angeles	Office	$279 / sqft	69%	3
17	Senior Loan	10/23/2018	290	275	275	+2.80%	+3.04%	11/9/2024	Atlanta	Office	$256 / sqft	64%	2
18	Senior Loan	12/11/2018	310	273	272	+2.55%	+2.77%	12/9/2023	Chicago	Office	$229 / sqft	78%	3
19	Senior Loan	7/23/2021	500	271	266	+4.00%	+4.42%	8/9/2027	New York	Multi	$364,197 / unit	58%	3
20	Senior Loan	7/15/2021	327	270	266	+4.25%	+4.73%	7/15/2026	Diversified - EUR	Hospitality	$206,234 / unit	53%	3
21	Senior Loan	9/30/2021	280	265	263	+2.50%	+2.77%	9/30/2026	Dallas	Multi	$139,884 / unit	74%	3
22	Senior Loan	4/26/2021	264	264	262	+2.45%	+2.63%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
23	Senior Loan	9/29/2021	312	255	253	+2.70%	+2.92%	10/9/2026	Washington DC	Office	$332 / sqft	66%	3
24	Senior Loan	9/14/2021	259	252	250	+2.50%	+2.76%	9/14/2026	Dallas	Multi	$203,644 / unit	72%	3
25	Senior Loan	11/30/2018	264	251	250	+2.80%	+3.03%	12/9/2024	San Francisco	Hospitality	$368,495 / unit	73%	4
26	Senior Loan	7/16/2021	247	230	227	+3.50%	+3.81%	2/15/2026	London - UK	Multi	$260,473 / unit	72%	3
27	Senior Loan(4)	3/23/2020	307	223	44	+3.75%	+4.47%	1/9/2025	Nashville	Mixed-Use	$262 / sqft	78%	3
28	Senior Loan	7/20/2017	250	223	222	+3.70%	+4.16%	8/9/2023	San Francisco	Office	$369 / sqft	58%	2
29	Senior Loan	9/16/2021	247	212	210	+3.80%	+4.49%	4/9/2024	San Francisco	Office	$267 / sqft	53%	3
30	Senior Loan	4/23/2021	219	209	209	+3.65%	+3.77%	5/8/2024	Washington DC	Office	$234 / sqft	57%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	6/27/2019	$218	$204	$203	+2.80%	+3.16%	8/15/2026	Berlin - DEU	Office	$214 / sqft	62%	3
32	Senior Loan	8/31/2017	203	202	202	+2.50%	+2.85%	9/9/2023	Orange County	Office	$235 / sqft	64%	3
33	Senior Loan	11/5/2019	210	200	199	+3.85%	+4.45%	2/21/2025	Diversified - IT	Office	$394 / sqft	66%	3
34	Senior Loan	9/25/2019	199	199	198	+4.35%	+4.93%	9/26/2023	London - UK	Office	$908 / sqft	72%	3
35	Senior Loan	11/23/2018	198	198	197	+2.62%	+2.87%	2/15/2024	Diversified - UK	Office	$589 / sqft	50%	3
36	Senior Loan	9/30/2021	195	195	193	+3.75%	+4.10%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
37	Senior Loan	12/22/2016	205	192	192	+2.90%	+3.13%	12/9/2022	New York	Office	$270 / sqft	64%	3
38	Senior Loan	6/4/2018	188	188	188	+3.50%	+3.76%	6/9/2024	New York	Hospitality	$309,308 / unit	52%	4
39	Senior Loan	12/21/2017	198	182	182	+2.65%	+2.87%	1/9/2023	Atlanta	Office	$136 / sqft	51%	1
40	Senior Loan	6/28/2019	222	182	180	+3.70%	+4.35%	6/27/2024	London - UK	Office	$596 / sqft	71%	3
41	Senior Loan	10/1/2019	248	175	173	+3.75%	+4.25%	10/9/2025	Atlanta	Office	$369 / sqft	68%	1
42	Senior Loan	9/26/2019	175	175	175	+3.10%	+3.54%	1/9/2023	New York	Office	$256 / sqft	65%	3
43	Senior Loan	12/17/2021	178	175	173	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,680 / unit	48%	3
44	Senior Loan	9/30/2021	256	172	170	+3.00%	+3.35%	10/9/2028	Chicago	Office	$190 / sqft	74%	3
45	Senior Loan	9/5/2019	198	169	169	+2.75%	+3.26%	9/9/2024	New York	Office	$1,055 / sqft	62%	3
46	Senior Loan	9/4/2018	173	159	159	+3.00%	+3.39%	9/9/2023	Las Vegas	Hospitality	$192,456 / unit	70%	3
47	Senior Loan	10/7/2021	165	158	157	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$322 / unit	68%	3
48	Senior Loan	9/30/2021	209	157	155	+4.00%	+4.52%	9/30/2026	Diversified - Spain	Hospitality	$140,968 / unit	60%	3
49	Senior Loan	5/27/2021	205	154	153	+2.70%	+2.99%	6/9/2026	Atlanta	Office	$130 / sqft	66%	3
50	Senior Loan	8/24/2021	179	153	152	+3.10%	+3.41%	9/9/2026	San Jose	Office	$365 / sqft	65%	3
51	Senior Loan	11/18/2021	153	153	152	+3.25%	+3.51%	10/21/2026	London	Industrial	$209 / sqft	65%	2
52	Senior Loan	12/20/2019	152	152	151	+3.10%	+3.32%	12/18/2026	London - UK	Office	$756 / sqft	75%	2
53	Senior Loan	12/21/2021	145	145	143	+2.75%	+3.11%	12/21/2026	London	Industrial	$504 / sqft	67%	3
54	Senior Loan	7/23/2021	244	141	138	+5.00%	+5.33%	8/9/2027	New York	Mixed-Use	$455 / sqft	53%	3
55	Senior Loan	1/17/2020	203	139	138	+2.75%	+3.07%	2/9/2025	New York	Mixed-Use	$114 / sqft	43%	3
56	Senior Loan	11/14/2017	133	133	133	+2.75%	+2.86%	6/9/2023	Los Angeles	Hospitality	$532,000 / unit	56%	2
57	Senior Loan	3/10/2020	140	130	130	+2.50%	+2.50%	10/11/2024	New York	Mixed-Use	$793 / sqft	53%	2
58	Senior Loan	9/14/2021	132	127	127	+2.70%	+2.95%	10/9/2026	San Bernardino	Multi	$256,774 / unit	75%	3
59	Senior Loan	4/3/2018	126	125	125	+2.75%	+2.92%	4/9/2024	Dallas	Mixed-Use	$761 / sqft	64%	3
60	Senior Loan	11/17/2021	135	125	124	+2.80%	+3.15%	12/9/2026	Denver	Multi	$323,316 / unit	71%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	11/27/2019	$146	$125	$124	+2.75%	+3.13%	12/9/2024	Minneapolis	Office	$125 / sqft	64%	3
62	Senior Loan	4/30/2018	173	123	122	+3.25%	+3.51%	4/30/2023	London - UK	Office	$553 / sqft	60%	3
63	Senior Loan	8/31/2021	119	119	118	+3.05%	+3.32%	9/9/2026	Diversified - US	Retail	$316 / sqft	65%	3
64	Senior Loan	6/1/2021	120	117	117	+2.85%	+3.05%	6/9/2026	Miami	Multi	$291,189 / unit	61%	3
65	Senior Loan	6/28/2019	125	117	117	+2.75%	+2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
66	Senior Loan	4/6/2021	123	117	116	+3.20%	+3.52%	4/9/2026	Los Angeles	Office	$493 / sqft	65%	3
67	Senior Loan	7/15/2019	145	117	116	+2.90%	+3.25%	8/9/2024	Houston	Office	$211 / sqft	58%	3
68	Senior Loan	9/14/2018	114	114	114	+3.50%	+3.84%	9/14/2023	Canberra - AU	Mixed-Use	$335 / sqft	68%	3
69	Senior Loan	3/29/2021	138	114	113	+3.90%	+4.55%	3/29/2026	Diversified - UK	Multi	$49,962 / unit	61%	3
70	Senior Loan	8/27/2021	122	114	113	+3.00%	+3.29%	9/9/2026	San Diego	Retail	$430 / sqft	58%	3
71	Senior Loan	10/21/2021	114	114	114	+2.90%	+3.15%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
72	Senior Loan	12/21/2018	123	114	114	+2.60%	+2.99%	1/9/2024	Chicago	Office	$223 / sqft	72%	3
73	Senior Loan	5/13/2021	199	111	109	+3.55%	+3.94%	6/9/2026	Boston	Office	$561 / sqft	64%	3
74	Senior Loan	12/21/2021	120	110	109	+2.70%	+3.00%	1/9/2027	Washington DC	Office	$384 / sqft	68%	3
75	Senior Loan	5/20/2021	148	106	105	+3.60%	+4.00%	6/9/2026	San Jose	Office	$273 / sqft	65%	3
76	Senior Loan	3/13/2018	123	104	104	+3.00%	+3.27%	4/9/2027	Honolulu	Hospitality	$160,580 / unit	50%	3
77	Senior Loan	2/20/2019	183	101	99	+3.95%	+4.43%	2/19/2024	London - UK	Office	$493 / sqft	61%	3
78	Senior Loan	12/29/2021	110	100	99	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$260 / sqft	64%	3
79	Senior Loan	7/1/2021	104	99	98	+3.10%	+3.35%	7/9/2026	Diversified - US	Retail	$281 / sqft	61%	3
80	Senior Loan	3/25/2020	121	99	98	+2.40%	+2.78%	3/31/2025	Diversified - NL	Multi	$120,775 / unit	65%	2
81	Senior Loan	6/18/2021	99	99	98	+2.60%	+2.83%	7/9/2026	New York	Industrial	$52 / sqft	55%	2
82	Senior Loan	11/16/2018	118	98	98	+4.10%	+4.10%	12/9/2023	Fort Lauderdale	Mixed-Use	$276 / sqft	59%	2
83	Senior Loan	10/1/2021	101	98	97	+2.75%	+3.02%	10/1/2026	Phoenix	Multi	$226,852 / unit	77%	3
84	Senior Loan	12/10/2018	120	98	97	+2.95%	+3.95%	12/3/2024	London - UK	Office	$466 / sqft	72%	3
85	Senior Loan	10/16/2018	106	97	97	+3.25%	+3.52%	11/9/2023	San Francisco	Hospitality	$211,959 / unit	72%	4
86	Senior Loan	3/28/2019	98	97	97	+3.25%	+3.40%	1/9/2024	New York	Hospitality	$249,463 / unit	63%	4
87	Senior Loan	10/28/2021	96	96	95	+2.90%	+3.25%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
88	Senior Loan	10/27/2021	93	93	92	+2.50%	+2.69%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
89	Senior Loan	6/14/2021	100	92	92	+3.70%	+4.04%	7/9/2024	Miami	Office	$195 / sqft	65%	3
90	Senior Loan	2/3/2021	111	92	92	+3.20%	+3.57%	2/9/2026	Austin	Office	$382 / sqft	56%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	3/31/2017	$97	$91	$91	+4.30%	+4.54%	4/9/2023	New York	Office	$444 / sqft	64%	3
92	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
93	Senior Loan	12/15/2021	91	87	87	+2.85%	+3.10%	1/9/2027	Charlotte	Multi	$249,000 / unit	76%	3
94	Senior Loan	6/25/2021	85	85	85	+2.75%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
95	Senior Loan	12/10/2021	135	85	84	+3.00%	+3.37%	1/9/2027	Miami	Office	$286 / sqft	49%	3
96	Senior Loan	6/29/2016	83	82	82	+2.80%	+3.04%	7/8/2022	Miami	Office	$318 / sqft	64%	2
97	Senior Loan	7/30/2021	87	80	80	+2.50%	+2.84%	8/9/2026	Los Angeles	Multi	$159,040 / unit	70%	3
98	Senior Loan	7/29/2021	82	78	77	+2.65%	+3.02%	6/9/2026	Charlotte	Multi	$212,295 / unit	78%	3
99	Senior Loan	11/23/2021	92	77	76	+2.75%	+3.08%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
100	Senior Loan	6/27/2019	84	76	76	+2.50%	+2.77%	7/9/2024	West Palm Beach	Office	$262 / sqft	70%	2
101	Senior Loan	6/18/2019	75	75	75	+2.75%	+3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / unit	74%	2
102	Senior Loan	4/1/2021	102	75	74	+3.30%	+3.71%	4/9/2026	San Jose	Office	$497 / sqft	67%	3
103	Senior Loan	12/30/2021	228	73	71	+4.35%	+5.05%	1/9/2028	Santa Monica	Multi	$132,635 / unit	50%	3
104	Senior Loan	3/21/2018	74	73	73	+3.10%	+3.33%	3/21/2024	Jacksonville	Office	$95 / sqft	72%	1
105	Senior Loan	7/23/2021	73	71	71	+3.00%	+3.02%	7/9/2024	New York	Multi	$402 / sqft	62%	3
106	Senior Loan	10/28/2021	69	69	69	+2.55%	+2.74%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
107	Senior Loan	9/22/2021	67	67	67	+3.00%	+3.16%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
108	Senior Loan	1/30/2020	104	67	66	+2.85%	+3.22%	2/9/2026	Honolulu	Hospitality	$214,341 / unit	63%	3
109	Senior Loan	12/21/2021	74	67	66	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$195,588 / unit	77%	3
110	Senior Loan	8/22/2019	74	65	65	+2.55%	+2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
111	Senior Loan	12/10/2021	68	65	64	+2.85%	+3.19%	1/9/2027	Austin	Multi	$260,000 / unit	73%	3
112	Senior Loan	6/29/2017	63	63	63	+3.40%	+4.35%	7/9/2023	New York	Multi	$184,768 / unit	69%	4
113	Senior Loan	10/5/2018	63	63	62	+5.50%	+5.92%	12/20/2022	Sydney - AU	Office	$663 / sqft	78%	3
114	Senior Loan	12/23/2021	62	62	61	+2.18%	+2.99%	9/1/2023	New York	Office	$145 / unit	71%	3
115	Senior Loan	3/31/2021	62	62	62	+3.73%	+3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	2
116	Senior Loan	7/30/2021	62	62	62	+2.75%	+2.94%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
117	Senior Loan	9/29/2021	62	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
118	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
119	Senior Loan	12/17/2021	58	58	57	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
120	Senior Loan	8/14/2019	70	58	58	+2.45%	+2.90%	9/9/2024	Los Angeles	Office	$661 / sqft	57%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	11/11/2021	$61	$58	$57	+3.95%	+4.74%	8/6/2026	London	Hospitality	$205,396 / unit	40%	3
122	Senior Loan	6/30/2021	65	57	57	+2.90%	+3.19%	7/9/2026	Nashville	Office	$235 / sqft	71%	3
123	Senior Loan	4/15/2021	66	57	57	+3.00%	+3.30%	5/9/2026	Austin	Office	$277 / sqft	73%	3
124	Senior Loan	6/28/2021	57	57	56	+3.60%	+4.86%	2/15/2023	Diversified - Spain	Hospitality	$143,719 / unit	56%	3
125	Senior Loan	12/15/2021	155	57	55	+3.26%	+5.05%	12/15/2026	Dublin	Multi	$1,012,688 / unit	79%	3
126	Senior Loan	12/10/2020	61	55	55	+3.25%	+3.54%	1/9/2026	Fort Lauderdale	Office	$189 / sqft	68%	3
127	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
128	Senior Loan	6/26/2019	70	54	54	+3.35%	+3.66%	6/20/2024	London - UK	Office	$610 / sqft	61%	3
129	Senior Loan	12/14/2018	60	52	53	+2.90%	+3.33%	1/9/2024	Diversified - US	Industrial	$39 / sqft	57%	2
130	Senior Loan	11/30/2016	61	52	52	+3.10%	+3.22%	12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
131	Senior Loan	7/30/2021	59	51	51	+2.75%	+2.96%	8/9/2026	Tampa Bay	Multi	$127,788 / unit	71%	3
132	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
133	Senior Loan	2/17/2021	53	51	51	+3.55%	+3.75%	3/9/2026	Miami	Multi	$290,985 / unit	64%	3
134	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
135	Senior Loan	8/5/2021	57	49	49	+2.90%	+3.04%	8/9/2026	Denver	Office	$186 / sqft	70%	3
136	Senior Loan	12/17/2021	66	49	48	+4.35%	+4.93%	1/9/2026	Diversified - US	Other	$3,693 / unit	37%	3
137	Senior Loan	8/27/2021	51	48	48	+3.75%	+4.27%	9/9/2026	Diversified - US	Hospitality	$107,519 / unit	67%	3
138	Senior Loan	7/20/2021	48	48	48	+2.75%	+3.09%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
139	Senior Loan	2/20/2019	53	47	47	+3.50%	+3.92%	3/9/2024	Calgary - CAN	Office	$131 / sqft	52%	2
140	Senior Loan	12/29/2021	47	47	46	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
141	Senior Loan	11/3/2017	45	45	45	+3.00%	+3.25%	11/1/2022	Los Angeles	Office	$209 / sqft	50%	1
142	Senior Loan	7/30/2021	45	45	45	+2.75%	+2.86%	8/1/2026	Portland	Multi	$62,378 / unit	64%	3
143	Senior Loan	10/1/2019	48	44	44	+3.75%	+4.25%	10/9/2025	Atlanta	Hospitality	$249,016 / unit	74%	3
144	Senior Loan	7/29/2021	42	42	42	+2.75%	+2.95%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	3
145	Senior Loan	11/3/2021	41	41	41	+2.60%	+2.94%	11/9/2026	Washington DC	Multi	$137,788 / unit	68%	3
146	Senior Loan	12/8/2021	48	40	40	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$132,401 / unit	69%	3
147	Senior Loan	12/23/2021	38	38	38	+2.35%	+3.38%	4/26/2024	Corvallis	Multi	$65,793 / unit	71%	3
148	Senior Loan	12/23/2021	38	38	38	+3.40%	+4.48%	6/1/2023	Boston	Hospitality	$165,441 / unit	51%	3
149	Senior Loan	12/23/2021	38	38	38	+3.00%	+4.13%	9/1/2022	New York	Other	$21 / sqft	15%	2
150	Senior Loan	12/23/2021	42	38	38	+3.30%	+3.45%	1/1/2027	Dallas	Multi	$102,717 / unit	65%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 188	Senior Loan(4)	Various	1,895	1,066	1,039	+2.97%	+3.43%	3.7 yrs	Various	Various	Various	61%	2.8
	CECL reserve				(125)
	Loans receivable, net		$28,593	$23,669	$21,878	+ 3.22%	+ 3.55%	3.4 yrs				65%	2.8

(1)Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)Date loan was originated or acquired by us, and the LTV as of such date. Origination dates are subsequently updated to reflect material loan modifications.
(3)Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2021, seven loans in our portfolio have been financed with an aggregate $1.5 billion of non-consolidated senior interest, which are included in the table above. Portfolio excludes our $79.2 million subordinate position in the $379.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 17 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, and other indices as applicable to each loan. As of December 31, 2021, 98% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 2% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of December 31, 2021, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)Loan is accounted for under the cost-recovery method.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2021, 98% of our investments by total investment exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of December 31, 2021 the remaining 2% of our investments by total investment exposure earned a fixed rate of interest, but are financed with liabilities that pay interest at floating rates, which resulted in a negative correlation to rising interest rates to the extent of our financing. In certain instances where we have financed fixed rate assets with floating rate liabilities, we have purchased interest rate caps to limit our exposure to increases in interest rates on such liabilities.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, and the Swiss Average Rate Overnight, or SARON, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2021, one-month SOFR is utilized as the floating benchmark rate on 16 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, plus a credit spread adjustment, and one of our credit facilities. Additionally, as of December 31, 2021, daily compounded SONIA is utilized as the floating benchmark rate on nine of our loans and five of our credit facilities.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, and SARON may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

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

The following table projects the impact on our interest income and expense, net of incentive fees, for the twelve-month period following December 31, 2021, assuming an immediate increase or decrease of both 25 and 50 basis points in the applicable interest rate benchmark by currency ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)(2)(3)		Interest Rate Sensitivity as of December 31, 2021
			Increase in Rates		Decrease in Rates(4)
Currency			25 Basis Points	50 Basis Points	25 Basis Points	50 Basis Points
USD	$17,048,180	Income	$18,443	$40,991	$(3,253)	$(3,253)
	(13,486,462)	Expense	(22,894)	(45,937)	9,435	9,435
	$3,561,718	Net interest	$(4,451)	$(4,946)	$6,182	$6,182
EUR	$3,148,250	Income	$—	$—	$—	$—
	(2,333,524)	Expense	—	—	—	—
	$814,726	Net interest	$—	$—	$—	$—
GBP	$2,331,881	Income	$3,660	$7,330	$(3,018)	$(3,070)
	(1,743,519)	Expense	(3,487)	(6,974)	3,005	$3,131
	$588,362	Net interest	$173	$356	$(13)	$61
Other(5)	$1,137,905	Income	$1,762	$3,534	$(49)	$(52)
	(888,118)	Expense	(1,776)	(3,552)	435	518
	$249,787	Net interest	$(14)	$(18)	$386	$466
		Total net interest	$(4,292)	$(4,608)	$6,555	$6,709

(1)Our floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 12 to our consolidated financial statements for additional details of our incentive fee calculation.
(2)Includes investment exposure to the 2018 Single Asset Securitization. Refer to Notes 4 and 16 to our consolidated financial statements for details of the subordinate position we own in the 2018 Single Asset Securitization.
(3)Includes amounts outstanding under secured debt, securitizations, asset-specific financings, and term loans.
(4)Decrease in rates assumes the applicable benchmark rate for each currency does not decrease below 0%.
(5)Includes Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc currencies.
Investment Portfolio Value
As of December 31, 2021, 2% of our investments by total investment exposure earned a fixed rate of interest and as such, the values of such investments are sensitive to changes in interest rates. We generally hold all of our investments to maturity and so do not expect to realize gains or losses on our fixed rate investment portfolio as a result of movements in market interest rates.
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

The COVID-19 pandemic significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects currently planned or underway. While the economy has improved significantly, macroeconomic trends associated with the COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility, such as the COVID-19 pandemic. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our investment portfolio’s low origination weighted-average LTV of 64.4% as of December 31, 2021 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
Our Manager’s portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone’s real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
Currency Risk
Our loans and investments that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to the Euro, the British Pound Sterling, the Swedish Krona, the Canadian Dollar, the Australian Dollar, and the Swiss Franc has been hedged with foreign currency forward contracts as of December 31, 2021 and December 31, 2020.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2021
	EUR	GBP	All Other(4)
Foreign currency assets(1)(2)	€2,845,833	£1,789,220	$1,168,242
Foreign currency liabilities(1)	(2,097,126)	(1,293,241)	(890,386)
Foreign currency contracts – notional	(731,182)	(489,204)	(270,555)
Net exposure to exchange rate fluctuations	€17,525	£6,775	$7,301
Net exposure to exchange rate fluctuations in USD(3)	$19,926	$9,168	$7,301

(1)Balances include non-consolidated senior interests of £196.8 million.
(2)British Pound Sterling balance includes a loan denominated in Euro, with an outstanding principal balance of €8.3 million as of December 31, 2021, that is hedged to British Pound Sterling exposure through a foreign currency forward contract. Refer to Note 11 to our consolidated financial statements for additional discussion of our foreign currency derivatives.
(3)Represents the U.S. Dollar equivalent as of December 31, 2021.
(4)Includes Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc currencies.

	December 31, 2020
	EUR	GBP	All Other(4)
Foreign currency assets(1)(2)	€2,817,831	£1,400,798	$287,103
Foreign currency liabilities(1)	(2,044,299)	(1,023,437)	(207,381)
Foreign currency contracts – notional	(763,132)	(372,487)	(75,527)
Net exposure to exchange rate fluctuations	€10,400	£4,874	$4,195
Net exposure to exchange rate fluctuations in USD(3)	$11,472	$6,053	$4,195

(1)Balances include non-consolidated senior interests of £198.8 million.
(2)Euro balance includes a loan denominated in British Pound Sterling, with an outstanding principal balance of £146.2 million as of December 31, 2020, that is hedged to Euro exposure through a foreign currency forward contract. Refer to Note 11 to our consolidated financial statements for additional discussion of our foreign currency derivatives.
(3)Represents the U.S. Dollar equivalent as of December 31, 2020.
(4)Includes Australian Dollar and Canadian Dollar.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-48. See accompanying Index to the Consolidated Financial Statements on page F-1.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
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
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2021, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2021, which is included herein.
ITEM 9B.OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	363,572	(2)	$—	1,170,042
Equity compensation plans not approved by security holders(3)	—		—	—
Total	363,572		$—	1,170,042

(1)The number of securities remaining for future issuances consists of an aggregate 1,170,042 shares issuable under our 2018 stock incentive plan and our 2018 manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.
(2)Reflects deferred stock units granted to our non-employee directors. The deferred stock units are settled upon the non-employee director’s separation from service with the company by delivering to the non-employee director one share of class A common stock, or the cash equivalent, for each deferred stock unit settled. As these awards have no exercise price, the weighted average exercise price in column (b) does not take these awards into account.
(3)All of our equity compensation plans have been approved by security holders.
The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2022 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

2.2*	Amendment No. 1 to Purchase and Sale Agreement, dated July 21, 2021, by and between Blackstone Mortgage Trust, Inc. (formerly known as Capital Trust, Inc.) and Huskies Acquisition LLC

3.1.a	Articles of Amendment and Restatement (filed as Exhibit 3.1.a to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 2, 2003 and incorporated herein by reference)

3.1.b	Certificate of Notice (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on February 27, 2007 and incorporated herein by reference)

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

3.1.h
Articles of Amendment dated June 8, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 11, 2020 and incorporated herein by reference)

3.2
Fifth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

4.1
Description of Securities of Blackstone Mortgage Trust, Inc. (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K (file No. 1-14788) filed on February 10, 2021 and incorporated herein by reference)

4.2
Indenture, dated as of November 25, 2013, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on November 25, 2013 and incorporated herein by reference)

4.3
Second Supplemental Indenture, dated as of May 5, 2017, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 5, 2017 and incorporated herein by reference)

4.4	Form of 4.375% Convertible Senior Notes due 2022 (included as Exhibit A in Exhibit 4.3)

4.5
Third Supplemental Indenture, dated as of March 27, 2018, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-14788) filed on March 27, 2018 and incorporated herein by reference)

4.6	Form of 4.75% Convertible Senior Notes due 2023 (included as Exhibit A in Exhibit 4.5)

4.7
Indenture, dated October 5, 2021, among Blackstone Mortgage Trust, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-14788) filed on October 5, 2021 and incorporated herein by reference)

4.8		Form of 3.750% Senior Secured Notes due 2027 (included as Exhibit B to Exhibit 4.7)

4.9
Pledge and Security Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., the other grantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-14788) filed on October 5, 2021 and incorporated herein by reference)

4.9
First Lien Intercreditor Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., JPMorgan Chase Bank, N.A., as agent under the Term Loan Credit Agreement, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-14788) filed on October 5, 2021 and incorporated herein by reference)

10.1
Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.2
Amended and Restated Trademark License Agreement, dated as of December 21, 2017, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 13, 2018 and incorporated herein by reference)

10.3
Assignment Agreement, dated as of December 19, 2012, by and among Huskies Acquisition LLC, Blackstone Holdings III L.P. and Capital Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

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

10.23
Fifth Amended and Restated Master Repurchase Agreement, dated as of April 16, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File NO. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.24

First Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of August 26, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2021 and incorporated herein by reference)

10.25*
Second Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 24, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A.

10.26
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.27
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.28
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.29
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.30
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.31
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.32
Sixth Amendment to Limited Guaranty, dated as of April 16, 2021, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.33
Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.34
Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.35
Amendment No.  1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.36
Amendment No.  2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.37
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.38
Amendment No.  4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.39
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.40
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.41
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.42
Amendment No.  8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.43
Amendment No.  9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.44
Amendment No.  10 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 13, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.45
Amendment No.  11 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 23, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.46
Amendment No.  12 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2020, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.47
Amendment No. 13 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 12, 2021, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.48
Fourth Amended and Restated Master Repurchase and Securities Contract, dated as of June 30, 2016, by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC, Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.49
Amendment No.  1 to Fourth Amended and Restated Master Repurchase and Securities Contract and Fourth Amended and Restated Fee and Pricing Letter, dated as of May  8, 2017 by and among Parlex 5 Ken Finco, LLC, Parlex 5 Ken UK Finco, LLC, Parlex 5 Ken CAD Finco, LLC, Parlex 5 Ken ONT Finco, LLC Parlex 5 Ken EUR Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 25, 2017 and incorporated herein by reference)

10.50
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.51
Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.52
Second Amended and Restated Master Repurchase Agreement, dated as of December 16, 2019, by and among Parlex 15 Finco, LLC and Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.53
Member Guaranty, made as of December 16, 2019, by Parlex 15 Holdco, LLC for the benefit of Deutsche Bank AG, Cayman Islands Branch (filed as Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.54
Senior Facilities Agreement, dated March 2, 2018, between Project Quasar Pledgeco S.L.U., Bank of America Merrill Lynch International Limited, Deutsche Bank AG, London Branch, J.P. Morgan Securities PLC, Morgan Stanley Bank, N.A., Morgan Stanley Principal Funding, Inc., Parlex 15 Lux Eur Finco, S.À.R.L., The Royal Bank of Scotland PLC, SOF Investments S.À.R.L. and Situs Asset Management Limited (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.55
Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC and Barclays Bank plc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.56
First Amendment, dated August 25, 2020, to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC and Barclays Bank plc. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on October 29, 2020 and incorporated herein by reference)

10.57
Second Amendment, dated March 19, 2021, to Amended and Restated Master Repurchase Agreement, dated as of June 19, 2019, by and among Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A Eur Finco, LLC, Parlex 3A Sek Finco, LLC and Barclays Bank plc (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.58
Amended and Restated Guaranty, dated as of June 19, 2019, made by Blackstone Mortgage Trust, Inc. for the benefit of Barclays Bank plc (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 23, 2019 and incorporated herein by reference)

10.59
Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

10.60
Term Loan Credit Agreement, dated as of April 23, 2019, among Blackstone Mortgage Trust, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank Plc, Deutsche Bank Securities Inc. and Blackstone Advisory Partners LP, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.61
First Amendment to Term Loan Credit Agreement, dated as of November 19, 2019, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.62
Second Amendment to Term Loan Credit Agreement, dated as of May 20, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.63
Third Amendment to Term Loan Credit Agreement, dated as of June 11, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.64
Fourth Amendment to Term Loan Credit Agreement, dated as of February 19, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.65
Fifth Amendment to Term Loan Credit Agreement, dated as of June 21, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.66
Loan Guaranty, entered into as of April 23, 2019, by and among the subsidiary guarantors and other persons from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.67
Pledge and Security Agreement, entered into as of April 23, 2019, by and among Blackstone Mortgage Trust, Inc., the grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.68
Master Repurchase Agreement, dated as of May 14, 2021, by and among Parlex 8 USD IE Issuer Designated Activity Company, Parlex 8 GBP IE Issuer Designated Activity Company, Parlex 8 EUR IE Issuer Designated Activity Company, Banco Santander, S.A., Parlex 8 Finco, LLC, Parlex 8 GBP Finco, LLC and Parlex 8 EUR Finco, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.69
Guaranty, dated as of May 14, 2021, made by Blackstone Mortgage Trust, Inc., for the benefit of Parlex 8 USD IE Issuer Designated Activity Company, Parlex 8 GBP IE Issuer Designated Activity Company and Parlex 8 EUR IE Issuer Designated Activity Company (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSTONE MORTGAGE TRUST, INC.

February 9, 2022	By:	/s/ Katharine A. Keenan
Date		Katharine A. Keenan Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 9, 2022	/s/ Michael B. Nash
Date	Michael B. Nash Executive Chairman of the Board of Directors

February 9, 2022	/s/ Katharine A. Keenan
Date	Katharine A. Keenan Chief Executive Officer and Director (Principal Executive Officer)

February 9, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 9, 2022	/s/ Leonard W. Cotton
Date	Leonard W. Cotton, Director

February 9, 2022	/s/ Thomas E. Dobrowksi
Date	Thomas E. Dobrowski, Director

February 9, 2022	/s/ Martin L. Edelman
Date	Martin L. Edelman, Director

February 9, 2022	/s/ Nnenna J. Lynch
Date	Nnenna J. Lynch, Director

February 9, 2022	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

February 9, 2022	/s/ Jonathan L. Pollack
Date	Jonathan L. Pollack, Director

February 9, 2022	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

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
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

We identified the adjustments to the CECL reserve to reflect management’s estimation of the current and future economic conditions that may impact the performance of the commercial real estate assets securing the Company’s loans as a critical audit matter because of the subjectivity, complexity and estimation uncertainty in such adjustments made to account for the macroeconomic factors. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate whether the adjustments determined by management reasonably and appropriately quantify macroeconomic risks associated with the Company’s loan portfolio, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to assess the adjustments applied by management to the CECL reserve to account for current and future economic conditions included, among others:

•We tested the design and operating effectiveness of controls implemented by the Company in relation to the establishment of the CECL reserve. Specifically, in relation to the adjustments made to their CECL reserve to account for current and future economic conditions, we focused our procedures on internal controls related to evaluation of macroeconomic factors and other judgments involved in the determination of such adjustments.

•We evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the adjustments, assessed macro-economic and industry trends, and performed benchmarking analysis against peers.

•We tested the accuracy and completeness of quantitative data used by management to develop the adjustments to account for current and future economic conditions.

•We utilized credit specialists to assist in the evaluation of management’s CECL methodology and assumptions, including the estimation of economic conditions.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimate of fair of the underlying collateral of impaired loans as part of estimation of the CECL reserve included, among others:

•We tested the design and operating effectiveness of controls over the estimation of the fair value of the collateral underlying the impaired loans, including specifically management’s review of the valuation model and underlying assumptions utilized in estimating the fair value of the underlying collateral.

•We tested management’s assumptions through independent analysis and comparison to external sources.

•We utilized our internal fair value specialists to assist in the evaluation of management’s valuation methodologies and assumptions. With the assistance of our specialists, we evaluated certain of these assumptions (e.g., guideline transactions, discount rates, capitalization rates). Our internal specialist procedures included testing the underlying source information of the assumptions, as well as developing a range of independent estimates and comparing those to the assumptions used by management.

/s/ Deloitte & Touche LLP
New York, New York
February 9, 2022
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$551,154	$289,970
Loans receivable	22,003,017	16,572,715
Current expected credit loss reserve	(124,679)	(173,549)
Loans receivable, net	21,878,338	16,399,166
Other assets	273,797	269,819
Total Assets	$22,703,289	$16,958,955
Liabilities and Equity
Secured debt, net	$12,280,042	$7,880,536
Securitized debt obligations, net	2,838,062	2,922,499
Asset-specific debt, net	393,824	391,269
Term loans, net	1,327,406	1,041,704
Senior secured notes, net	394,010	—
Convertible notes, net	619,876	616,389
Other liabilities	231,358	202,327
Total Liabilities	18,084,578	13,054,724
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 168,179,798 and 146,780,031 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,682	1,468
Additional paid-in capital	5,373,029	4,702,713
Accumulated other comprehensive income	8,308	11,170
Accumulated deficit	(794,832)	(829,284)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,588,187	3,886,067
Non-controlling interests	30,524	18,164
Total Equity	4,618,711	3,904,231
Total Liabilities and Equity	$22,703,289	$16,958,955

Note: The consolidated balance sheets as of December 31, 2021 and December 31, 2020 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2021 and December 31, 2020, assets of the consolidated VIEs totaled $3.5 billion and $3.6 billion, respectively, and liabilities of the consolidated VIEs totaled $2.8 billion and $2.9 billion, respectively. Refer to Note 17 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Income from loans and other investments
Interest and related income	$854,690	$779,648	$882,679
Less: Interest and related expenses	340,223	347,471	458,503
Income from loans and other investments, net	514,467	432,177	424,176
Other expenses
Management and incentive fees	88,467	77,916	78,435
General and administrative expenses	43,168	45,871	38,854
Total other expenses	131,635	123,787	117,289
Decrease (increase) in current expected credit loss reserve	39,864	(167,653)	—
Income before income taxes	422,696	140,737	306,887
Income tax provision (benefit)	423	323	(506)
Net income	422,273	140,414	307,393
Net income attributable to non-controlling interests	(3,080)	(2,744)	(1,826)
Net income attributable to Blackstone Mortgage Trust, Inc.	$419,193	$137,670	$305,567
Net income per share of common stock basic and diluted	$2.77	$0.97	$2.35
Weighted-average shares of common stock outstanding, basic and diluted	151,521,941	141,795,977	130,085,398
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$422,273	$140,414	$307,393
Other comprehensive (loss) income
Unrealized (loss) gain on foreign currency translation	(84,470)	87,113	23,920
Realized and unrealized gain (loss) on derivative financial instruments	81,608	(59,710)	(5,931)
Other comprehensive (loss) income	(2,862)	27,403	17,989
Comprehensive income	419,411	167,817	325,382
Comprehensive income attributable to non-controlling interests	(3,080)	(2,744)	(1,826)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$416,331	$165,073	$323,556
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2018	$1,234	$3,966,540	$(34,222)	$(569,428)	$3,364,124	$10,483	$3,374,607
Shares of class A common stock issued, net	116	372,232	—	—	372,348	—	372,348
Restricted class A common stock earned	—	30,146	—	—	30,146	—	30,146
Dividends reinvested	—	596	—	42	638	—	638
Deferred directors’ compensation	—	500	—	—	500	—	500
Net income	—	—	—	305,567	305,567	1,826	307,393
Other comprehensive income	—	—	17,989	—	17,989	—	17,989
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(328,729)	(328,729)	—	(328,729)
Contributions from non-controlling interests	—	—	—	—	—	51,418	51,418
Distributions to non-controlling interests	—	—	—	—	—	(41,629)	(41,629)
Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	118	297,491	—	—	297,609	—	297,609
Restricted class A common stock earned	—	34,023	—	—	34,023	—	34,023
Dividends reinvested	—	685	—	51	736	—	736
Deferred directors’ compensation	—	500	—	—	500	—	500
Net income	—	—	—	137,670	137,670	2,744	140,414
Other comprehensive income	—	—	27,403	—	27,403	—	27,403
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(356,892)	(356,892)	—	(356,892)
Contributions from non-controlling interests	—	—	—	—	—	8,431	8,431
Distributions to non-controlling interests	—	—	—	—	—	(15,024)	(15,024)
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	214	637,802	—	—	638,016	—	638,016
Restricted class A common stock earned	—	31,040	—	—	31,040	—	31,040
Dividends reinvested	—	879	—	—	879	—	879
Deferred directors’ compensation	—	595	—	—	595	—	595
Net income	—	—	—	419,193	419,193	3,080	422,273
Other comprehensive loss	—	—	(2,862)	—	(2,862)	—	(2,862)
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(384,741)	(384,741)	—	(384,741)
Contributions from non-controlling interests	—	—	—	—	—	55,912	55,912
Distributions to non-controlling interests	—	—	—	—	—	(46,632)	(46,632)
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$422,273	$140,414	$307,393
Adjustments to reconcile net income to net cash provided by operating activities
Satisfaction of management and incentive fees in stock	—	19,277	—
Non-cash compensation expense	31,647	34,532	30,656
Amortization of deferred fees on loans and debt securities	(68,905)	(56,844)	(57,926)
Amortization of deferred financing costs and premiums/ discount on debt obligations	41,002	37,403	32,195
(Decrease) increase in current expected credit loss reserve	(39,864)	167,653	—
Unrealized (gain) loss on assets denominated in foreign currencies, net	(6,866)	(3,366)	881
Unrealized (gain) loss on derivative financial instruments, net	(3,934)	(867)	(1,071)
Realized loss (gain) on derivative financial instruments, net	3,890	1,364	11
Changes in assets and liabilities, net
Other assets	(21,616)	3,352	(7,355)
Other liabilities	24,856	(6,311)	(747)
Net cash provided by operating activities	382,483	336,607	304,037
Cash flows from investing activities
Principal fundings of loans receivable	(12,550,463)	(1,896,276)	(6,890,249)
Principal collections and sales proceeds from loans receivable and debt securities	6,730,339	1,850,003	4,940,194
Origination and exit fees received on loans receivable	143,002	21,275	66,558
Receipts under derivative financial instruments	76,383	90,427	49,673
Payments under derivative financial instruments	(77,772)	(133,430)	(6,524)
Collateral deposited under derivative agreements	(109,670)	(346,640)	(59,720)
Return of collateral deposited under derivative agreements	160,720	326,390	28,920
Net cash used in investing activities	(5,627,461)	(88,251)	(1,871,148)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities
Borrowings under secured debt	$12,475,664	$2,567,834	$6,322,165
Repayments under secured debt	(7,801,330)	(4,690,607)	(5,526,989)
Proceeds from issuance of securitized debt obligations	803,750	2,051,875	—
Repayment of securitized debt obligations	(888,763)	(300,879)	(102,478)
Borrowings under asset-specific debt	272,065	161,960	247,295
Repayments under asset-specific debt	(271,065)	(82,754)	—
Proceeds from sale of loan participations	—	—	21,346
Repayment of loan participations	—	—	(115,874)
Net proceeds from issuance of term loans	298,500	315,438	748,414
Repayments of term loans	(13,495)	(9,113)	(3,122)
Proceeds from issuance of senior secured notes	400,000	—	—
Payment of deferred financing costs	(43,725)	(47,345)	(39,370)
Contributions from non-controlling interests	55,912	8,431	51,418
Distributions to non-controlling interests	(46,632)	(15,024)	(41,629)
Net proceeds from issuance of class A common stock	638,005	278,322	372,337
Dividends paid on class A common stock	(370,662)	(348,907)	(320,961)
Net cash provided by (used in) financing activities	5,508,224	(110,769)	1,612,552
Net increase in cash and cash equivalents	263,246	137,587	45,441
Cash and cash equivalents at beginning of year	289,970	150,090	105,662
Effects of currency translation on cash and cash equivalents	(2,062)	2,293	(1,013)
Cash and cash equivalents at end of year	$551,154	$289,970	$150,090
Supplemental disclosure of cash flows information
Payments of interest	$(287,715)	$(312,093)	$(425,801)
Receipts (payments) of income taxes	$73	$(232)	$109
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(104,271)	$(91,004)	$(83,702)
Satisfaction of management and incentive fees in stock	$—	$19,277	$—
Loan principal payments held by servicer, net	$17,528	$19,460	$49,584
See accompanying notes to consolidated financial statements

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
In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate position we own as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. Refer to Note 17 for additional discussion of our VIEs.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on Walker & Dunlop’s pro rata ownership of our Multifamily Joint Venture.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. During the year ended December 31, 2021, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of December 31, 2021, however uncertainty over the ultimate impact COVID-19 will have on the global economy generally, and our business in particular, makes any estimates and assumptions as of December 31, 2021 inherently less certain than they would be absent the current and potential impacts of COVID-19. Actual results may ultimately differ materially from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both December 31, 2021 and December 31, 2020, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $531.2 million and $384.6 million as of December 31, 2021 and December 31, 2020, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2021. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
The CECL reserve is measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. We have identified the following pools and measure the reserve for credit losses using the following methods:
•U.S. Loans: WARM method that incorporates a subset of historical loss data, expected weighted-average remaining maturity of our loan pool, and an economic view.
•Non-U.S. Loans: WARM method that incorporates a subset of historical loss data, expected weighted average remaining maturity of our loan pool, and an economic view.
•Unique Loans: a probability of default and loss given default model, assessed on an individual basis.
•Impaired Loans: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
sponsorship, actions of other lenders, and other factors deemed relevant by our Manager. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
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
1 -Very Low Risk
2 -Low Risk
3 -Medium Risk
4 -High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.
5 -Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2021.
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
Senior Secured Notes
We record our senior secured notes as liabilities on our consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized through the maturity date of the senior secured notes as additional non-cash interest expense.
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
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination, as follows:
•Level 1: Generally includes only unadjusted quoted prices that are available in active markets for identical financial instruments as of the reporting date.
•Level 2: Pricing inputs include quoted prices in active markets for similar instruments, quoted prices in less active or inactive markets for identical or similar instruments where multiple price quotes can be obtained, and other observable inputs, such as interest rates, yield curves, credit risks, and default rates.
•Level 3: Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. These inputs require significant judgment or estimation by management of third-parties when determining fair value and generally represent anything that does not meet the criteria of Levels 1 and 2.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The estimated value of each asset reported at fair value using Level 3 inputs is determined by an internal committee composed of members of senior management of our Manager, including our Chief Executive Officer, Chief Financial Officer, and other senior officers.
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 16. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager.
During the year ended December 31, 2020, we recorded an aggregate $69.7 million CECL reserve specifically related to two of our loans receivable. During the three months ended December 31, 2021, we charged off $14.4 million of the CECL reserve related to one of our loans receivable, bringing this asset-specific CECL reserve to $54.9 million as of December 31, 2021. The $54.9 million CECL reserve specifically related to one of our loans receivable with an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of December 31, 2021. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of December 31, 2021. This loan receivable is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of this loan receivable include the exit capitalization rate assumption of 4.80% used to forecast the future sale price of the underlying real estate collateral and the unlevered discount rate of 8.30%, in addition to reviewing comparable sales on a per-key basis.
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
The following methods and assumptions are used to estimate the fair value of each class of financial instruments, for which it is practicable to estimate that value:

•Cash and cash equivalents: The carrying amount of cash and cash equivalents approximates fair value.

•Loans receivable, net: The fair values of these loans were estimated by our Manager based on a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, credit worthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager.

•Debt securities held-to-maturity: The fair value of these instruments was estimated by utilizing third-party pricing service providers assuming the securities are not sold prior to maturity. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

•Derivative financial instruments: The fair value of our foreign currency and interest rate contracts was estimated using advice from a third-party derivative specialist, based on contractual cash flows and observable inputs comprising foreign currency rates and credit spreads.

•Secured debt, net: The fair value of these instruments was estimated based on the rate at which a similar credit facility would currently be priced.

•Securitized debt obligations, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

•Asset-specific debt, net: The fair value of these instruments was estimated based on the rate at which a similar agreement would currently be priced.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
•Term loans, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

•Senior secured notes, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.

•Convertible notes, net: Each series of the convertible notes is actively traded and their fair values were obtained using quoted market prices.
Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 14 for additional information.
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager and certain individuals employed by an affiliate of our Manager that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 15 for additional information.
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
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This will reduce the issue discount and result in less non-cash interest expense in our consolidated financial statements. Additionally, ASU 2020-06 will result in the reporting of a diluted earnings per share, if the effect is dilutive, in our consolidated financial statements, regardless of our settlement intent. We expect to adopt ASU 2020-06 using the modified retrospective method of transition, which we expect will result in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, balance of $476,000, as of January 1, 2022.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, and the Swiss Average Rate Overnight, or SARON, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Market participants have started to transition to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2021, one-month SOFR is utilized as the floating benchmark rate on 16 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, plus a credit spread adjustment of 0.11%, and one of our credit facilities. As of December 31, 2021, the one-month SOFR was 0.05% and one-month USD LIBOR was 0.10%. Additionally, as of December 31, 2021, daily compounded SONIA is utilized as the floating benchmark rate on nine of our loans and five of our credit facilities. As of December 31, 2021, SONIA was 0.19% and three-month GBP LIBOR was 0.26%.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, and SARON may persist as International Organization of Securities Commissions, or

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2021	December 31, 2020
Number of loans	188	120
Principal balance	$22,156,437	$16,652,824
Net book value	$21,878,338	$16,399,166
Unfunded loan commitments(1)	$4,180,128	$3,160,084
Weighted-average cash coupon(2)	+ 3.19%	+ 3.18%
Weighted-average all-in yield(2)	+ 3.52%	+ 3.53%
Weighted-average maximum maturity (years)(3)	3.4	3.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of December 31, 2021, 99.5% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.5% of our loans earned a fixed rate of interest. As of December 31, 2020, 99.4% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.6% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of December 31, 2021 and December 31, 2020, respectively, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2021, 56% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty. As of December 31, 2020, 31% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 69% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the index rate floors for our loans receivable portfolio as of December 31, 2021 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$78,367	$115,867
0.00% or no floor(2)	3,835,467	5,444,841	9,280,308
0.01% to 0.25% floor	6,686,115	447,339	7,133,454
0.26% to 1.00% floor	1,259,076	501,764	1,760,840
1.01% or more floor	3,641,876	224,092	3,865,968
Total(3)(4)	$15,460,034	$6,696,403	$22,156,437

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc currencies.
(2)Includes a $286.3 million loan accounted for under the cost-recovery method.
(3)Excludes investment exposure to $79.2 million subordinate position we own in the $379.3 million 2018 Single Asset Securitization. Refer to Notes 4 and 17 to our consolidated financial statements for further discussion of the 2018 Single Asset Securitization.
(4)As of December 31, 2021, the weighted-average index rate floor of our loan portfolio was 0.39%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 0.66%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2019	$16,277,343	$(112,542)	$16,164,801
Loan fundings	1,896,276	—	1,896,276
Loan repayments and sales proceeds	(1,862,955)	—	(1,862,955)
Unrealized gain (loss) on foreign currency translation	342,160	(1,900)	340,260
Deferred fees and other items	—	(21,946)	(21,946)
Amortization of fees and other items	—	56,279	56,279
Loans Receivable, as of December 31, 2020	$16,652,824	$(80,109)	$16,572,715
Loan fundings	12,550,463	—	12,550,463
Loan repayments and sales	(6,733,105)	—	(6,733,105)
Principal charge-offs	(14,427)	—	(14,427)
Unrealized (loss) gain on foreign currency translation	(299,318)	1,424	(297,894)
Deferred fees and other items	—	(143,002)	(143,002)
Amortization of fees and other items	—	68,267	68,267
Loans Receivable, as of December 31, 2021	$22,156,437	$(153,420)	$22,003,017
CECL reserve			(124,679)
Loans Receivable, net, as of December 31, 2021			$21,878,338

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2021
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
Office	65	$9,473,039	$10,425,026	44%
Multifamily	75	5,721,260	5,771,517	24
Hospitality	25	3,427,245	3,540,391	15
Industrial	6	1,102,452	1,185,606	5
Retail	8	871,241	909,970	4
Other	9	1,407,780	1,836,601	8
Total loans receivable	188	$22,003,017	$23,669,111	100%
CECL reserve		(124,679)
Loans receivable, net		$21,878,338

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
United States
Sunbelt	71	$5,907,230	$6,206,216	26%
Northeast	37	4,615,076	4,934,295	21
West	33	3,520,942	4,199,208	18
Midwest	10	1,063,202	1,113,959	5
Northwest	5	251,121	252,700	1
Subtotal	156	15,357,571	16,706,378	71
International
United Kingdom	17	2,342,146	2,598,033	11
Spain	4	1,374,364	1,380,763	6
Ireland	1	1,210,375	1,216,864	5
Sweden	1	546,319	551,149	2
Australia	4	504,668	509,885	2
Canada	2	68,558	68,478	—
Other Europe	3	599,016	637,561	3
Subtotal	32	6,645,446	6,962,733	29
Total loans receivable	188	$22,003,017	$23,669,111	100%
CECL reserve		(124,679)
Loans receivable, net		$21,878,338

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests as of December 31, 2021.
(2)Excludes investment exposure to the $379.3 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

December 31, 2020
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
Office	59	$9,980,799	$10,451,658	59%
Hospitality	14	2,295,255	2,369,454	14
Multifamily	31	1,788,149	1,862,667	11
Industrial	6	673,912	675,344	4
Retail	4	538,702	551,243	3
Other	6	1,295,898	1,544,255	9
Total loans receivable	120	$16,572,715	$17,454,621	100%
CECL reserve		(173,549)
Loans receivable, net		$16,399,166

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Percentage of Portfolio
United States
Northeast	25	$4,369,537	$4,389,384	25%
West	27	2,942,126	3,413,089	20
Sunbelt	33	2,902,996	2,986,221	17
Midwest	8	973,702	976,693	6
Northwest	1	15,404	15,413	—
Subtotal	94	11,203,765	11,780,800	68
International
United Kingdom	13	1,816,901	2,066,390	12
Ireland	1	1,309,443	1,317,846	8
Spain	2	1,247,162	1,252,080	7
Australia	2	259,126	259,788	1
Canada	3	82,185	82,262	—
Other Europe	5	654,133	695,455	4
Subtotal	26	5,368,950	5,673,821	32
Total loans receivable	120	$16,572,715	$17,454,621	100%
CECL reserve		(173,549)
Loans receivable, net		$16,399,166

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $801.8 million of such non-consolidated senior interests as of December 31, 2020.
(2)Excludes investment exposure to the $735.5 million 2018 Single Asset Securitization. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	December 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	8	$642,776	$645,854	8	$777,163	$778,283
2	28	5,200,533	5,515,250	17	2,513,848	2,528,835
3	141	13,604,027	14,944,045	79	9,911,914	10,763,496
4	10	2,270,872	2,277,653	14	3,032,593	3,045,309
5	1	284,809	286,309	2	337,197	338,698
Total loans receivable	188	$22,003,017	$23,669,111	120	$16,572,715	$17,454,621
CECL reserve		(124,679)			(173,549)
Loans receivable, net		$21,878,338			$16,399,166

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion and $801.8 million of such non-consolidated senior interests as of December 31, 2021 and December 31, 2020, respectively.
(2)Excludes investment exposure to the 2018 Single Asset Securitization of $379.3 million and $735.5 million as of December 31, 2021 and December 31, 2020, respectively. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.
The weighted-average risk rating of our total loan exposure was 2.8 and 3.0 as of December 31, 2021 and 2020, respectively. The decrease in risk rating reflects the ongoing market recovery from COVID-19 and resulting improvement in the performance of the collateral assets underlying our portfolio, which resulted in several risk rating upgrades in our portfolio during the year ended December 31, 2021.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the year ended December 31, 2021 and 2020 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Decrease in CECL reserve	(16,110)	(17,471)	(502)	(360)	(34,443)
Charge-offs of CECL reserve	—	—	—	(14,427)	(14,427)
CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679

CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	8,955	3,631	1,356	—	13,942
Increase in CECL reserve	34,040	24,103	31,803	69,661	159,607
CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Our initial CECL reserve of $13.9 million against our loans receivable portfolio, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December 31, 2021, we recorded a decrease of $48.9 million in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $124.7 million as of December 31, 2021. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Note 2 for further discussion of COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During 2020 and 2021, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP. During the three months ended June 30, 2020, we recorded a $14.8 million CECL reserve on this loan. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million. As a result of the modification, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan during the three months ended June 30, 2020, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of December 31, 2021. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021. See Note 2 to our consolidated financial statements for further discussion on the CECL reserve.
During the third quarter of 2020, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. During the three months ended June 30, 2020, we recorded $54.9 million CECL reserve on this loan, which was unchanged as of December 31, 2021. As of July 1, 2020, the income accrual on this loan was suspended and no income was recorded subsequent to July 1, 2020. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of December 31, 2021. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of December 31, 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of December 31, 2021 and December 31, 2020, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)(2)
	As of December 31, 2021
Risk Rating	2021	2020	2019	2018	2017	Prior	Total
U.S. loans
1	$125,873	$—	$196,017	$72,752	$248,134	$—	$642,776
2	876,536	427,839	221,513	1,134,176	354,775	82,274	3,097,113
3	7,511,883	358,448	1,109,170	1,116,872	292,520	228,264	10,617,157
4	—	—	96,539	534,938	63,358	89,439	784,274
5	—	—	—	—	—	—	—
Total U.S. loans	$8,514,292	$786,287	$1,623,239	$2,858,738	$958,787	$399,977	$15,141,320
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	698,130	98,412	1,306,878	—	—	—	2,103,420
3	1,403,110	—	932,939	394,949	—	—	2,730,998
4	—	—	343,030	—	—	—	343,030
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$2,101,240	$98,412	$2,582,847	$394,949	$—	$—	$5,177,448
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	197,018	—	58,854	255,872
4	—	—	322,787	820,781	—	—	1,143,568
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$322,787	$1,017,799	$—	$58,854	$1,399,440
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	284,809	—	—	284,809
Total impaired loans	$—	$—	$—	$284,809	$—	$—	$284,809
Total loans receivable
1	$125,873	$—	$196,017	$72,752	$248,134	$—	$642,776
2	1,574,666	526,251	1,528,391	1,134,176	354,775	82,274	5,200,533
3	8,914,993	358,448	2,042,109	1,708,839	292,520	287,118	13,604,027
4	—	—	762,356	1,355,719	63,358	89,439	2,270,872
5	—	—	—	284,809	—	—	284,809
Total loans receivable	$10,615,532	$884,699	$4,528,873	$4,556,295	$958,787	$458,831	$22,003,017
CECL reserve							(124,679)
Loans receivable, net							$21,878,338

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Excludes the $78.0 million net book value of our held-to-maturity debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	Net Book Value of Loans Receivable by Year of Origination(1)(2)
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

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Excludes the $75.7 million net book value of our held-to-maturity debt securities which represents our subordinate position we own in the 2018 Single Asset Securitization, and is included in other assets on our consolidated balance sheets. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2021 and December 31, 2020, our Multifamily Joint Venture held $746.9 million and $484.8 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	December 31, 2021	December 31, 2020
Accrued interest receivable	$86,101	$66,757
Debt securities held-to-maturity(1)	78,083	77,445
CECL reserve	(70)	(1,723)
Debt securities held-to-maturity, net	78,013	75,722
Loan portfolio payments held by servicer(2)	77,624	73,224
Derivative assets	30,531	522
Prepaid expenses	956	973
Collateral deposited under derivative agreements	—	51,050
Prepaid taxes	—	376
Other	572	1,195
Total	$273,797	$269,819

(1)Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $379.3 million and $735.5 million as of December 31, 2021 and December 31, 2020, respectively, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. Refer to Note 17 for additional discussion.
(2)Represents loan principal, interest payments, and related loan fees held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve by investment pool for the year ended December 31, 2021 ($ in thousands):

Debt Securities Held-To-Maturity Total
CECL reserve as of December 31, 2020	$1,723
Decrease in CECL reserve	(1,653)
CECL reserve as of December 31, 2021	$70

CECL reserve as of December 31, 2019	$—
Initial CECL reserve on January 1, 2020	445
Increase in CECL reserve	1,278
CECL reserve as of December 31, 2020	$1,723
Our initial CECL reserve of $445,000 against our debt securities held-to-maturity, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December 31, 2021, we recorded a decrease of $1.7 million in the CECL reserve against our debt securities held-to-maturity, bringing our total CECL reserve to $70,000 as of December 31, 2021. During the year ended December 31, 2020,

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
we recorded an increase of $1.3 million in the CECL reserve against our debt securities held-to-maturity, bringing our total CECL reserve to $1.7 million as of December 31, 2020. See Note 2 for further discussion of COVID-19.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2021	December 31, 2020
Accrued dividends payable	$104,271	$91,004
Secured debt repayments pending servicer remittance(1)	47,664	—
Accrued interest payable	29,851	20,548
Accrued management and incentive fees payable	28,373	19,158
Accounts payable and other liabilities	9,046	2,671
Derivative liabilities	5,890	58,915
Current expected credit loss reserve for unfunded loan commitments(2)	6,263	10,031
Total	$231,358	$202,327

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of December 31, 2021, we had unfunded commitments of $4.2 billion related to 118 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 19 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the year ended December 31, 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Decrease in CECL reserve	(2,881)	(803)	(84)	—	(3,768)
CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263

CECL reserve as of December 31, 2019	$—	$—	$—	$—	$—
Initial CECL reserve on January 1, 2020	2,801	453	9	—	3,263
Increase in CECL reserve	4,152	2,541	75	—	6,768
CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Our initial CECL reserve of $3.3 million against our unfunded loan commitments, recorded on January 1, 2020, is reflected as a direct charge to retained earnings on our consolidated statements of changes in equity; however subsequent changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the year ended December 31, 2021, we recorded a decrease of $3.8 million in the CECL reserve against our unfunded loan commitments, bringing our total CECL reserve to $6.3 million as of December 31, 2021. During the year ended December 31, 2020, we recorded an increase of $6.8 million in the CECL reserve against our unfunded loan commitments, bringing our total CECL reserve to $10.0 million as of December 31, 2020. The decrease in the CECL reserve during the year ended December 31, 2021 reflects the ongoing market recovery from COVID-19 and the resulting improvement in the performance of the collateral assets underlying our portfolio. See Note 2 for further discussion of COVID-19.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and acquisition facility. During the year ended December 31, 2021, we obtained approval for $10.5 billion of new borrowings against $13.2 billion of collateral assets. Additionally, during the year ended December 31, 2021, we (i) entered into two new secured credit facilities providing an aggregate $2.5 billion of credit capacity and (ii) increased the size of four existing secured credit facilities providing an aggregate $1.2 billion of additional credit capacity. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2021	December 31, 2020
Secured credit facilities	$12,299,580	$7,896,863
Acquisition facility	—	—
Total secured debt	$12,299,580	$7,896,863
Deferred financing costs(1)	(19,538)	(16,327)
Net book value of secured debt	$12,280,042	$7,880,536

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheet when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities

Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are uniformly structured to provide currency, index, and term-matched financing without capital markets based mark-to-market provisions.
The following table details our secured credit facilities as of December 31, 2021 ($ in thousands):

December 31, 2021
			Wtd Avg.			Wtd Avg.	Recourse Limitation
Currency	Lenders(1)	Borrowings	Maturity(2)	Loan Count	Collateral(3)	Maturity(4)	Wtd. Avg.	Range
USD	13	$7,334,420	10/17/2025	128	$10,420,015	11/27/2025	34%	25% - 100%
EUR	6	2,333,523	10/18/2024	10	3,148,250	9/27/2024	47%	25% - 100%
GBP	6	1,743,519	6/15/2025	15	2,323,140	6/27/2025	26%	25% - 50%
Others(5)	4	888,118	5/10/2025	6	1,150,976	4/25/2025	26%	25% - 100%
Total	12	$12,299,580	7/11/2025	159	$17,042,381	8/5/2025	35%	25% - 100%

(1)Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders.
(2)Based on the earlier of (i) the maximum maturity date of each secured credit facility, or (ii) the maximum maturity date of the collateral loans.
(3)Represents the principal balance of the collateral assets.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date.
(5)Includes Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc currencies.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail the spread of our secured debt as of December 31, 2021 and December 31, 2020 ($ in thousands):

	Year Ended December 31, 2021	December 31, 2021
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$5,306,925	$7,746,026	+1.52%	$10,193,801	+3.18%	+1.66%
+ 1.51% to + 1.75%	1,477,177	2,710,587	+1.88%	3,977,492	+3.55%	+1.67%
+ 1.76% to + 2.00%	668,470	998,781	+2.13%	1,458,074	+4.28%	+2.15%
+ 2.01% or more	310,991	844,186	+2.49%	1,413,014	+4.75%	+2.26%
Total	$7,763,563	$12,299,580	+1.72%	$17,042,381	+3.49%	+1.77%

	Year Ended December 31, 2020	December 31, 2020
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$376,085	$4,192,280	+1.59%	$6,338,626	+3.09%	+1.50%
+ 1.51% to + 1.75%	172,447	1,945,692	+1.95%	2,975,581	+3.43%	+1.48%
+ 1.76% to + 2.00%	215,056	926,666	+2.06%	1,212,546	+3.83%	+1.77%
+ 2.01% or more	134,928	832,225	+2.49%	1,514,154	+4.34%	+1.85%
Total	$898,516	$7,896,863	+1.83%	$12,040,907	+3.40%	+1.57%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of December 31, 2021 and December 31, 2020, respectively, for new financings during the year ended December 31, 2021 and December 31, 2020, respectively, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.
(4)Represents the weighted-average all-in cost as of December 31, 2021 and December 31, 2020, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(7)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amount and frequency limitations. As of December 31, 2021, there was an aggregate $607.4 million available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 4, 2023.
During the year ended December 31, 2021, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $354,000 of amortization of deferred fees and expenses. As of December 31, 2021, we had one asset pledged to our acquisition facility and there was an aggregate $147.5 million available to be drawn at our discretion.
During the year ended December 31, 2020, we had no borrowings under the acquisition facility and we recorded interest expense of 1.6 million, including $685,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.5 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to December 31, 2021; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2021 and December 31, 2020, we were in compliance with these covenants.
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
The following tables detail our securitized debt obligations ($ in thousands):

	December 31, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	34	$1,000,000	$1,000,000	+ 3.42%	October 2024
Financing provided	1	803,750	797,373	+ 1.66%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	18	1,000,000	1,000,000	+ 3.06%	May 2024
Financing provided	1	808,750	804,096	+ 2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	21	1,500,000	1,500,000	+ 3.15%	March 2024
Financing provided	1	1,243,125	1,236,593	+ 1.45%	February 2038
Total
Collateral assets	73	$3,500,000	$3,500,000	+ 3.20%
Financing provided(4)	3	$2,855,625	$2,838,062	+ 1.69%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and one-month SOFR, as applicable to each securitized debt obligation. As of December 31, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of December 31, 2021, one-month SOFR was 0.05% and one-month USD LIBOR was 0.10%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the year ended December 31, 2021, we recorded $46.0 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2020
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2020 FL3 Collateralized Loan Obligation
Collateral assets	25	$1,000,000	$1,000,000	+ 3.09%	February 2024
Financing provided	1	808,750	800,993	+ 2.08%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	31	1,500,000	1,500,000	+ 3.17%	January 2024
Financing provided	1	1,243,125	1,233,464	+ 1.44%	February 2038
2017 FL1 Collateralized Loan Obligation
Collateral assets	15	666,334	666,334	+ 3.39%	January 2023
Financing provided	1	483,834	483,113	+ 1.83%	June 2035
2017 Single Asset Securitization
Collateral assets(4)	1	619,194	618,766	+ 3.57%	June 2023
Financing provided	1	404,929	404,929	+ 1.63%	June 2033
Total
Collateral assets	72	$3,785,528	$3,785,100	+3.25%
Financing provided(5)	4	$2,940,638	$2,922,499	+1.70%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over USD LIBOR.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)The collateral assets for the 2017 Single Asset Securitization include the total loan amount, of which we securitized $500.0 million.
(5)During the year ended December 31, 2020, we recorded $43.1 million of interest expense related to our securitized debt obligations.
7. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	December 31, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$446,276	$435,727	+ 4.04%	March 2025
Financing provided	4	$400,699	$393,824	+ 2.78%	March 2025

	December 31, 2020
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$512,794	$499,085	+ 4.65%	October 2023
Financing provided	4	$399,699	$391,269	+ 3.48%	October 2023

(1)These floating rate loans and related liabilities are indexed to the various benchmark rates relevant in each arrangement in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Each of our asset-specific debt is term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
8. TERM LOANS, NET
During the year ended December 31, 2021, we (i) increased our borrowings under our B-1 senior term loan facility, or B-1 Term Loan, by $200.0 million and (ii) increased our borrowings under our B-2 senior term loan facility, or B-2 Term Loan, by $100.0 million and decreased the interest rate by 2.50% to USD LIBOR plus 2.75%.

As of December 31, 2021, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$929,878	+ 2.25%	+ 2.53%	April 23, 2026
B-2 Term Loan	$419,393	+ 2.75%	+ 3.42%	April 23, 2026

(1)The B-2 Term Loan borrowing is subject to a LIBOR floor of 0.50%.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
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
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	December 31, 2021	December 31, 2020
Face value	$1,349,271	$1,062,766
Unamortized discount	(9,209)	(9,807)
Deferred financing costs	(12,656)	(11,255)
Net book value	$1,327,406	$1,041,704
The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2021 and December 31, 2020, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
9. SENIOR SECURED NOTES, NET
During the year ended December 31, 2021, we issued $400.0 million aggregate principal amount of 3.75% senior secured notes due 2027, or the Senior Secured Notes. As of December 31, 2021, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which will be amortized into interest expense over the life of the Senior Secured Notes.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2021	December 31, 2020
Face value	$400,000	$—
Deferred financing costs	(5,990)	—
Net book value	$394,010	$—

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The covenants under our Senior Secured Notes require us to maintain a total debt to total assets ratio, as defined in the agreements, of not greater than 83.333% and, in certain circumstances, a total unencumbered assets to total unsecured indebtedness ratio, as defined in the agreements, of 1.20 or greater. As of December 31, 2021 we were in compliance with these covenants.
10. CONVERTIBLE NOTES, NET
As of December 31, 2021, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
May 2017	$402,500	4.38%	4.85%	28.0324	May 5, 2022
March 2018	$220,000	4.75%	5.33%	27.6052	March 15, 2023

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the shares of class A common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of $35.67 and $36.23 per share of class A common stock, respectively, for the May 2017 and March 2018 convertible notes. The cumulative dividend threshold as defined in the respective May 2017 and March 2018 convertible notes supplemental indentures have not been exceeded as of December 31, 2021.
The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on January 31, 2022 and December 14, 2022 for the May 2017 and March 2018 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We may not redeem the Convertible Notes prior to maturity. The last reported sale price of our class A common stock of $30.62 on December 31, 2021 was less than the per share conversion price of the May 2017 and March 2018 convertible notes. We have the intent and ability to settle each series of the Convertible Notes in cash and, as a result, the potential conversion of the Convertible Notes did not have any impact on our diluted earnings per share.
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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2021	December 31, 2020
Face value	$622,500	$622,500
Unamortized discount	(2,472)	(5,715)
Deferred financing costs	(152)	(396)
Net book value	$619,876	$616,389

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash coupon	$28,059	$28,059	$28,059
Discount and issuance cost amortization	3,486	3,319	3,159
Total interest expense	$31,545	$31,378	$31,218
Accrued interest payable for the Convertible Notes was $6.0 million as of both December 31, 2021 and December 31, 2020. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
11. DERIVATIVE FINANCIAL INSTRUMENTS
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
The following tables detail our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2021
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	1	$20,670	1.0%	CDOR	0.2

December 31, 2020
Interest Rate Derivatives	Number of Instruments	Notional Amount	Strike	Index	Wtd.-Avg. Maturity (Years)
Interest Rate Caps	2	$38,293	1.0%	CDOR	0.8
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2021, we estimate that an additional $4,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2021				December 31, 2020
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	1	kr	999,500	Buy USD / Sell EUR Forward	8		€754,722
Buy USD / Sell EUR Forward	7		€731,182	Buy USD / Sell GBP Forward	4		£372,487
Buy USD / Sell GBP Forward	2		£489,204	Buy USD / Sell AUD Forward	1	A$	92,800
Buy USD / Sell AUD Forward	3	A$	188,600	Buy USD / Sell CAD Forward	1	C$	26,200
Buy USD / Sell CAD Forward	2	C$	22,100
Buy USD / Sell CHF Forward	1	CHF	5,200

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amount in thousands):

December 31, 2021				December 31, 2020
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell EUR Forward	1		€8,410	Buy EUR / Sell GBP Forward	2	£146,207
Buy GBP / Sell USD Forward	3		£170,600	Buy USD / Sell EUR Forward	1	€8,410
Buy USD / Sell GBP Forward	3		£170,600
Buy EUR / Sell USD Forward	2		€165,560
Buy USD / Sell EUR Forward	3		€165,560
Buy CHF / Sell USD Forward	1	CHF	20,300
Buy USD / Sell CHF Forward	1	CHF	20,300
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Designated Hedges	Interest Income(1)	$7,296	$4,382	$—
Non-Designated Hedges	Interest Income(1)	(342)	(522)	—
Non-Designated Hedges	Interest Expense(2)	(6,911)	(4,357)	1,060
Total		$43	$(497)	$1,060

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms.
(2)Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments:
Foreign exchange contracts	$23,423	$521	$1,383	$55,758
Interest rate derivatives	—	1	—	—
Total	$23,423	$522	$1,383	$55,758
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$7,108	$—	$4,507	$3,157
Interest rate derivatives	—	—	—	—
Total	$7,108	$—	$4,507	$3,157
Total Derivatives	$30,531	$522	$5,890	$58,915

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from	Amount of Loss Reclassified from Accumulated OCI into Income
	Year Ended December 31,			Accumulated	Year Ended December 31,
	2021	2020	2019	OCI into Income	2021	2020	2019
Net Investment Hedges
Foreign exchange contracts(1)	$81,603	$(59,609)	$(5,592)	Interest Expense	$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	(5)	(94)	(144)	Interest Expense(2)	(10)	7	195
Total	$81,598	$(59,703)	$(5,736)		$(10)	$7	$195

(1)During the years ended December 31, 2021, and December 31, 2020, we paid net cash settlements of $1.4 million and $43.0 million on our foreign currency contracts. During the year ended December 31, 2019, we received net cash settlements of $43.1 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.
(2)During the year ended December 31, 2021, we recorded total interest and related expenses of $340.2 million, which included interest expense of $10,000 related to our cash flow hedges. During the years ended December 31, 2020 and December 31, 2019, we recorded total interest and related expenses of $347.5 million and $458.5 million, respectively, which were reduced by $7,000 and $195,000, respectively, related to income generated by our cash flow hedges.
Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2021, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts, which amount is included in other assets on our consolidated balance sheet. As of December 31, 2020,

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
we were in a net liability position with each such derivative counterparty and posted collateral of $51.1 million under these derivative contracts, which amount is included in other assets on our consolidated balance sheet.
12. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of December 31, 2021, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2021 and December 31, 2020.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive such dividends as may be authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
The following table details our issuance of class A common stock during the years ended December 31, 2021, 2020, and 2019 ($ in thousands, except share and per share data):

	Class A Common Stock Offerings
	2021(1)	2020(2)	2019(3)
Shares issued	20,361,408	10,840,696	10,534,628
Gross / net issue price per share(4)	31.64 / 31.37	27.79 / 27.52	35.75 / 35.38
Net proceeds(5)	$638,005	$297,599	$372,341

(1)Issuance includes 296,901 shares issued under our at-the-market program, with a weighted-average gross share issue price of $33.67.
(2)Includes 840,696 shares issued to our Manager in satisfaction of the management and incentive fees accrued in the first quarter of 2020, with a share issue price of $22.93. The per share price was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call.
(3)Issuance includes 1.9 million shares issued under our at-the-market program, with a weighted-average gross share issue price of $34.63.
(4)Represents the gross price per share issued, as well as the net proceeds per share after underwriting or sales discounts and commissions.
(5)Net proceeds represent proceeds received from the underwriters less applicable transaction costs. Includes 19.3 million of net proceeds related to 840,696 shares issued to our Manager in satisfaction of the management and incentives fees accrued in the first quarter of 2020.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 15 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2021	2020	2019
Beginning balance	147,086,722	135,263,728	123,664,577
Issuance of class A common stock(2)	20,363,592	10,842,746	10,535,842
Issuance of restricted class A common stock, net(3)	1,036,175	933,623	1,032,082
Issuance of deferred stock units	56,881	46,625	31,227
Ending balance	168,543,370	147,086,722	135,263,728

(1)Includes 363,572, 306,691, and 260,066 deferred stock units held by members of our board of directors as of December 31, 2021, 2020, and 2019, respectively.
(2)Includes 2,184, 2,050, and 1,214 shares issued under our dividend reinvestment program during the years ended December 31, 2021, 2020, and 2019, respectively.
(3)Net of 29,580, 879, and 17,565 shares of restricted class A common stock forfeited under our stock-based incentive plans during the years ended December 31, 2021, 2020, and 2019, respectively. See Note 15 for further discussion of our stock-based incentive plans.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2021, 2020, and 2019 we issued 2,184 shares, 2,050 shares, and 1,214 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2021, a total of 9,989,790 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2021, we issued and sold 296,901 shares of class A common stock under ATM Agreements, generating net proceeds totaling $9.9 million. During the year ended December 31, 2020, we did not issue any shares of our class A common stock under ATM Agreements. During the year ended December 31, 2019, we issued and sold 1,909,628 shares of class A common stock under ATM Agreements, generating net proceeds totaling $65.4 million. As of December 31, 2021, sales of our class A common stock with an aggregate sales price of $353.8 million remained available for issuance under our ATM Agreements.
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
On December 15, 2021, we declared a dividend of $0.62 per share, or $104.3 million in aggregate, that was paid on January 14, 2022 to stockholders of record as of December 31, 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Dividends declared per share of common stock	$2.48	$2.48	$2.48
Percent taxable as ordinary dividends	100.00%	100.00%	100.00%
Percent taxable as capital gain dividends	—%	—%	—%
	100.00%	100.00%	100.00%
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income(1)	$419,193	$137,670	$305,567
Weighted-average shares outstanding, basic and diluted	151,521,941	141,795,977	130,085,398
Per share amount, basic and diluted	$2.77	$0.97	$2.35

(1)Represents net income attributable to Blackstone Mortgage Trust.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of December 31, 2021, total accumulated other comprehensive income was $8.3 million, primarily representing $86.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $78.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2020, total accumulated other comprehensive income was $11.2 million, primarily representing (i) $6.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies, and (ii) $4.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2021, our Multifamily Joint Venture’s total equity was $203.5 million, of which $173.0 million was owned by us, and $30.5 million was allocated to non-controlling interests. As of December 31, 2020, our Multifamily Joint Venture’s total equity was $121.1 million, of which $102.9 million was owned by us, and $18.2 million was allocated to non-controlling interests.
13. OTHER EXPENSES
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
During the years ended December 31, 2021, 2020, and 2019, we incurred $64.2 million, $60.4 million, and $55.3 million, respectively, of management fees payable to our Manager. In addition, during the years ended December 31, 2021, 2020, and 2019, we incurred $24.3 million, $17.5 million, and $23.2 million, respectively, of incentive fees payable to our Manager. During the year ended December 31, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020.
As of December 31, 2021 and 2020 we had accrued management and incentive fees payable to our Manager of $28.4 million and $19.2 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2021	2020	2019
Professional services(1)	$7,759	$7,324	$5,163
Operating and other costs(1)	3,762	4,015	3,035
Subtotal	11,521	11,339	8,198
Non-cash compensation expenses
Restricted class A common stock earned	31,052	34,032	30,156
Director stock-based compensation	595	500	500
Subtotal	31,647	34,532	30,656
Total general and administrative expenses	$43,168	$45,871	$38,854

(1)During the years ended December 31, 2021, 2020, and 2019, we recognized an aggregate $748,000, $1.1 million, and $865,000, respectively, of expenses related to our Multifamily Joint Venture.
14. INCOME TAXES
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2021 and 2020, we were in compliance with all REIT requirements.

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
During the years ended December 31, 2021 and December 31, 2020, we recorded a current income tax provision of $423,000 and $323,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the year ended December 31, 2019, we recorded a current income tax benefit of $506,000, primarily due to a tax credit refund. We did not have any deferred tax assets or liabilities as of December 31, 2021 or 2020.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2021, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. We have a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of December 31, 2021, tax years 2018 through 2021 remain subject to examination by taxing authorities.
15. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2021, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of December 31, 2021. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2021, there were 1,170,042 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2019	1,698,582	$34.52
Granted	934,502	31.83
Vested	(1,004,315)	34.26
Forfeited	(879)	34.57
Balance as of December 31, 2020	1,627,890	$33.14
Granted	1,065,755	29.93
Vested	(957,944)	33.08
Forfeited	(29,580)	31.52
Balance as of December 31, 2021	1,706,121	$31.19
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,706,121 shares of restricted class A common stock outstanding as of December 31, 2021 will vest as follows: 893,701 shares will vest in 2022; 545,100 shares will vest in 2023; and 267,320 shares will vest in 2024. As of December 31, 2021, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $51.3 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from December 31, 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
16. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$30,531	$—	$30,531	$—	$522	$—	$522
Liabilities
Derivatives	$—	$5,890	$—	$5,890	$—	$58,915	$—	$58,915
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2021			December 31, 2020
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$551,154	$551,154	$551,154	$289,970	$289,970	$289,970
Loans receivable, net	21,878,338	22,156,437	22,013,762	16,399,166	16,652,824	16,447,192
Debt securities held-to-maturity, net(1)	78,013	79,200	77,229	75,722	79,200	70,127
Financial liabilities
Secured debt, net	12,280,042	12,299,580	12,299,580	7,880,536	7,896,863	7,896,863
Securitized debt obligations, net	2,838,062	2,855,625	2,850,399	2,922,499	2,940,638	2,923,489
Asset-specific debt, net	393,824	400,699	400,699	391,269	399,699	399,699
Secured term loans, net	1,327,406	1,349,271	1,335,844	1,041,704	1,062,766	1,053,060
Senior secured notes, net	394,010	400,000	399,012	—	—	—
Convertible notes, net	619,876	622,500	630,821	616,389	622,500	621,568

(1)Included in other assets on our consolidated balance sheets.
Estimates of fair value for cash and cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for debt securities held-to-maturity, securitized debt obligations, the term loans, and the senior secured notes are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.
17. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
We have financed a portion of our loans through the CLOs and the 2017 Single Asset Securitization, all of which are VIEs. During the year ended December 31, 2021, the 2017 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. We are the primary beneficiary of, and therefore consolidate, the CLOs on our balance sheet as we (i) control the relevant interests of the CLOs that give us power to direct the activities that most significantly affect the CLOs, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs through the subordinate interests we own.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the assets and liabilities of our consolidated CLOs and 2017 Single Asset Securitization VIEs ($ in thousands):

	December 31, 2021	December 31, 2020
Assets:
Loans receivable	$3,486,750	$3,520,130
Current expected credit loss reserve	(4,502)	(13,454)
Loans receivable, net	3,482,248	3,506,676
Other assets	20,746	81,274
Total assets	$3,502,994	$3,587,950
Liabilities:
Securitized debt obligations, net	$2,838,062	$2,922,499
Other liabilities	1,800	2,104
Total liabilities	$2,839,862	$2,924,603
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
Non-Consolidated Variable Interest Entities
In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We are not the primary beneficiary of the VIE because we do not have the power to direct the activities that most significantly affect the VIE’s economic performance and, therefore, do not consolidate the 2018 Single Asset Securitization on our balance sheet. We have classified the subordinate position we own as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. Our maximum exposure to loss from the 2018 Single Asset Securitization is limited to our book value of $78.0 million as of December 31, 2021.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated VIEs.
18. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2022, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2021 and 2020, our consolidated balance sheets included $28.4 million and $19.2 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2021, 2020, and 2019, we paid aggregate management and incentive fees of $79.3 million, $78.9 million and $76.9 million, respectively, to our Manager. During the year ended December 31, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2021. The per share price with respect to such issuance was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2021 earnings conference call. In addition, during the years ended December 31, 2021, 2020, and 2019, we reimbursed our Manager for expenses incurred on our behalf of $601,000, $1.0 million, and $1.1 million, respectively.
As of December 31, 2021, our Manager held 1.1 million shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $33.4 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2021, 2020, and 2019, we recorded non-cash expenses related to shares held by our Manager of $15.3 million, $17.0 million, and $15.1 million, respectively. Refer to Note 15 for further details on our restricted class A common stock.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the years ended December 31, 2021, 2020 or 2019.
During the years ended December 31, 2021, 2020, and 2019, we originated three loans, two loans, and nine loans respectively, whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions.
During the years ended December 31, 2021, 2020, and 2019, we incurred $385,000, $487,000, and $440,000, respectively, of expenses for various administrative, compliance, and capital markets data services to third-party service providers that are affiliates of our Manager.
In the fourth quarter of 2021, we co-originated A$450.0 million of an aggregate A$900.0 million senior loan to an unaffiliated third-party. A Blackstone-advised investment vehicle co-originated the additional pari passu A$450.0 million of the loan.
In the fourth quarter of 2021, we issued $400.0 million aggregate principal amount of 3.75% Senior Secured Notes. The Senior Secured Notes were issued at par and have a maturity date of January 15, 2027. Blackstone Securities Partners L.P., an affiliate of our Manager, participated in the offering of the Senior Secured Notes and received compensation of $400,000 in connection therewith. This transaction was on terms equivalent to those of unaffiliated parties.
In the third quarter of 2021, we originated $246.6 million of a total $503.0 million senior loan to an unaffiliated third-party, which was part of a total financing that included a mezzanine loan originated by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under our loan, including voting rights, so long as any Blackstone-advised investment vehicle controls the mezzanine loan. The senior loan terms, with respect to the mezzanine lender, were negotiated by a third party without our involvement and our 49% interest in the senior loan was made on such market terms.
In the third quarter of 2021, we acquired £186.0 million of a total £379.6 million senior loan to a borrower that is majority owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by the original lender prior to our acquisition of the loan without our involvement, and we acquired the loan on such market terms.
In the third quarter of 2021, we co-originated $243.6 million of a total $974.5 million senior loan to an unaffiliated third-party. A Blackstone-advised investment vehicle co-originated an additional pari passu $243.6 million of the loan and unaffiliated third-parties co-originated the remaining $487.3 million of the loan. The loan proceeds were used by the borrower to repay an existing loan previously owned by us.
In the third and fourth quarter of 2019, we acquired €250.0 million of a total €1.6 billion senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by third parties without our involvement and our 16% interest in the senior loan was made on such market terms. In the second quarter of 2021, we acquired an additional €100.0 million interest in the senior loan from an unaffiliated lender, bringing our total interest to 22% of the aggregate senior loan.
In the second quarter of 2021, we acquired €50.0 million of a total €491.0 million senior loan to a borrower that is majority owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by the original lenders prior to our acquisition of the loan without our involvement and our 10% interest in the senior loan was made on such market terms.
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
In the second and fourth quarter of 2019, certain Blackstone-advised investment vehicles acquired an aggregate $60.0 million participation, or 8%, of the total B-1 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transactions and received aggregate fees of $750,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
19. COMMITMENTS AND CONTINGENCIES
Impact of COVID-19
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, is uncertain. As of December 31, 2021, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.
Unfunded Commitments Under Loans Receivable
As of December 31, 2021, we had aggregate unfunded commitments of $4.2 billion across 118 loans receivable and $2.5 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.7 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability will vary depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.6 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2021 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2022	$64,564	$—	$13,738	$—	$402,500	$480,802
2023	1,519,427	78,659	13,738	—	220,000	1,831,824
2024	3,859,424	—	13,738	—	—	3,873,162
2025	1,226,604	322,040	13,738	—	—	1,562,382
2026	4,759,861	—	1,294,319	—	—	6,054,180
Thereafter	869,700	—	—	400,000	—	1,269,700
Total obligation	$12,299,580	$400,699	$1,349,271	$400,000	$622,500	$15,072,050

(1)The allocation of repayments under our secured debt and asset-specific debt is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 8 for further details on our term loans.
(3)Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 10 for further details on our Convertible Notes.
(4)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.5 billion of non-consolidated senior interests, and $300.1 million of non-consolidated securitized debt obligations, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of December 31, 2021, of the nine members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 will be paid in the form of cash and $115,000 will be paid in the form of deferred stock units or, beginning in 2022, at their election, shares of restricted common stock. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, we were not involved in any material legal proceedings.

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2021
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)(5)	Prior Liens(6)	Face Amount of Loans	Carrying Amount of Loans(5)(7)(8)
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / Ireland	+ 2.54%	2024	I/O	$—	$1,160,153	$1,155,748
Borrower B	Mixed-Use / Spain	+ 3.25%	2023	I/O	—	821,873	820,781
Senior loans less than 3% of the carrying amount of total loans
Senior Mortgage Loans	Office / Diversified	+ 2.18 – 6.13% Fixed 4.46%	2022 – 2028	I/O & P/I	—	7,922,784	7,873,811
Senior Mortgage Loans	Multifamily / Diversified	+ 1.60% – 5.25% Fixed 1.50%	2023 – 2028	I/O	—	5,162,805	5,115,567
Senior Mortgage Loans	Hospitality / Diversified	+ 2.20% – 4.30%	2023 – 2027	I/O	—	3,311,723	3,288,135
Senior Mortgage Loans	Industrial / Diversified	+ 2.60% – 3.25%	2024 – 2026	I/O	—	1,076,179	1,067,608
Senior Mortgage Loans	Mixed-Use / Diversified	+ 2.50% – 5.00%	2023 – 2027	I/O	—	1,045,590	1,041,047
Senior Mortgage Loans	Retail / Diversified	+ 2.25% – 3.10%	2023 – 2026	I/O	—	409,917	406,311
Senior Mortgage Loans	Other / Diversified	+ 3.00% – 4.60%	2022 – 2026	I/O	—	824,329	818,410
					—	19,753,327	19,610,889
Total senior mortgage loans					$—	$21,735,353	$21,587,418
continued…
S-1

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2021
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)(5)	Prior Liens(6)	Face Amount of Loans	Carrying Amount of Loans(5)(7)(8)
Subordinate Loans(9)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	+ 2.65% – 4.00% Fixed 5.74%	2022 – 2026	I/O & P/I	$1,512,675	$421,084	$415,599
Total subordinate loans					$1,512,675	$421,084	$415,599
Total loans					$1,512,675	$22,156,437	$22,003,017
CECL reserve(10)							(124,679)
Total loans, net							$21,878,338

(1)Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, GBP LIBOR, SONIA, EURIBOR, BBSY, CDOR, and SARON, as applicable to each loan.
(3)Maximum maturity date assumes all extension options are exercised.
(4)I/O = interest only, P/I = principal and interest.
(5)As of December 31, 2021, there were no loans with delinquent principal or interest.
(6)Represents only third party liens.
(7)The tax basis of the loans included above is $21.3 billion as of December 31, 2021.
(8)For one of our multifamily loans, during the three months ended December 31, 2021, we charged off $14.4 million of the CECL reserve and reduced the loan's outstanding principal balance to $37.5 million.
(9)Includes subordinate interests in mortgages and mezzanine loans.
(10)As of December 31, 2021, we had a total CECL reserve of $124.7 million on our loans receivable, of which $54.9 million is specifically related to one of our loans receivable with an outstanding principal balance of $286.3 million, as of December 31, 2021. This CECL reserve reflects the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio.
S-2

Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2021
(in thousands)
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended:

	2021	2020	2019
Balance at January 1,	$16,572,715	$16,164,801	$14,191,200
Additions during period:
Loan fundings	12,550,463	1,896,276	6,890,249
Amortization of fees and other items	68,267	56,279	57,415
Deductions during period:
Loan repayments and sales proceeds	(6,733,105)	(1,862,955)	(4,974,881)
Principal charge-offs	(14,427)	—	—
Unrealized (loss) gain on foreign currency translation	(297,894)	340,260	67,376
Deferred fees and other items	(143,002)	(21,946)	(66,558)
Balance at December 31,	$22,003,017	$16,572,715	$16,164,801
CECL reserve	(124,679)	(173,549)	—
Net balance at December 31,	$21,878,338	$16,399,166	$16,164,801
S-3