Form 10-Q
period 2022-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2022-04-27
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO ______
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of April 20, 2022 was 170,285,852.

TABLE OF CONTENTS
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$309,425	$551,154
Loans receivable	23,708,990	22,003,017
Current expected credit loss reserve	(122,221)	(124,679)
Loans receivable, net	23,586,769	21,878,338
Other assets	172,647	273,797
Total Assets	$24,068,841	$22,703,289
Liabilities and Equity
Secured debt, net	$13,092,408	$12,280,042
Securitized debt obligations, net	2,839,818	2,838,062
Asset-specific debt, net	463,097	393,824
Loan participations sold, net	243,760	—
Term loans, net	1,325,222	1,327,406
Senior secured notes, net	394,303	394,010
Convertible notes, net	850,084	619,876
Other liabilities	190,312	231,358
Total Liabilities	19,399,004	18,084,578
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 170,283,071 and 168,179,798 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,703	1,682
Additional paid-in capital	5,431,627	5,373,029
Accumulated other comprehensive income	8,600	8,308
Accumulated deficit	(798,992)	(794,832)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,642,938	4,588,187
Non-controlling interests	26,899	30,524
Total Equity	4,669,837	4,618,711
Total Liabilities and Equity	$24,068,841	$22,703,289

Note: The consolidated balance sheets as of March 31, 2022 and December 31, 2021 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both March 31, 2022 and December 31, 2021, assets of the consolidated VIEs totaled $3.5 billion, and liabilities of the consolidated VIEs totaled $2.8 billion. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Income from loans and other investments
Interest and related income	$234,432	$187,524
Less: Interest and related expenses	100,714	78,372
Income from loans and other investments, net	133,718	109,152
Other expenses
Management and incentive fees	23,486	19,207
General and administrative expenses	12,360	10,597
Total other expenses	35,846	29,804
Decrease in current expected credit loss reserve	2,537	1,293
Income before income taxes	100,409	80,641
Income tax provision	146	101
Net income	100,263	80,540
Net income attributable to non-controlling interests	(576)	(638)
Net income attributable to Blackstone Mortgage Trust, Inc.	$99,687	$79,902
Net income per share of common stock
Basic	$0.59	$0.54
Diluted	$0.58	$0.54
Weighted-average shares of common stock outstanding
Basic	169,254,059	147,336,936
Diluted	175,602,905	147,336,936
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$100,263	$80,540
Other comprehensive (loss) income
Unrealized loss on foreign currency translation	(45,222)	(34,957)
Realized and unrealized gain on derivative financial instruments	45,514	35,071
Other comprehensive income	292	114
Comprehensive income	100,555	80,654
Comprehensive income attributable to non-controlling interests	(576)	(638)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$99,979	$80,016
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	7,958	—	—	7,958	—	7,958
Dividends reinvested	—	204	—	—	204	—	204
Deferred directors’ compensation	—	125	—	—	125	—	125
Net income	—	—	—	79,902	79,902	638	80,540
Other comprehensive income	—	—	114	—	114	—	114
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(91,349)	(91,349)	—	(91,349)
Contributions from non-controlling interests	—	—	—	—	—	13,448	13,448
Distributions to non-controlling interests	—	—	—	—	—	(11,180)	(11,180)
Balance at March 31, 2021	$1,470	$4,711,000	$11,284	$(840,731)	$3,883,023	$21,070	$3,904,093
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06, See Note 2	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	21	52,138	—	—	52,159	—	52,159
Restricted class A common stock earned	—	8,472	—	—	8,472	—	8,472
Dividends reinvested	—	246	—	—	246	—	246
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	99,687	99,687	576	100,263
Other comprehensive income	—	—	292	—	292	—	292
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,801)	(105,801)	—	(105,801)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(9,241)	(9,241)
Balance at March 31, 2022	$1,703	$5,431,627	$8,600	$(798,992)	$4,642,938	$26,899	$4,669,837
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$100,263	$80,540
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	8,650	8,085
Amortization of deferred fees on loans and debt securities	(18,573)	(14,212)
Amortization of deferred financing costs and premiums/ discount on debt obligations	10,530	9,162
Decrease in current expected credit loss reserve	(2,537)	(1,293)
Unrealized gain on assets denominated in foreign currencies, net	(21)	(9,325)
Unrealized loss on derivative financial instruments, net	684	3,755
Realized (gain) loss on derivative financial instruments, net	(2,437)	3,799
Changes in assets and liabilities, net
Other assets	(10,319)	(359)
Other liabilities	3,858	2,896
Net cash provided by operating activities	90,098	83,048
Cash flows from investing activities
Principal fundings of loans receivable	(2,924,418)	(1,405,119)
Principal collections and sales proceeds from loans receivable and debt securities	1,179,632	862,204
Origination and exit fees received on loans receivable	29,775	17,475
Receipts under derivative financial instruments	28,981	7,287
Payments under derivative financial instruments	(2,720)	(56,488)
Collateral deposited under derivative agreements	—	(35,860)
Return of collateral deposited under derivative agreements	—	86,910
Net cash used in investing activities	(1,688,750)	(523,591)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from financing activities
Borrowings under secured debt	$2,093,695	$1,222,548
Repayments under secured debt	(1,205,929)	(878,030)
Repayment of securitized debt obligations	—	(48,853)
Borrowings under asset-specific debt	147,726	38,734
Repayments under asset-specific debt	(78,659)	—
Proceeds from sale of loan participations	245,278	—
Net proceeds from issuance of term loans	—	198,500
Repayments of term loans	(3,435)	(3,191)
Payment of deferred financing costs	(11,616)	(9,279)
Contributions from non-controlling interests	5,040	13,448
Distributions to non-controlling interests	(9,241)	(11,180)
Net proceeds from issuance of convertible notes	294,000	—
Repayment of convertible notes	(64,650)	—
Net proceeds from issuance of class A common stock	52,155	—
Dividends paid on class A common stock	(104,271)	(91,004)
Net cash provided by financing activities	1,360,093	431,693
Net decrease in cash and cash equivalents	(238,559)	(8,850)
Cash and cash equivalents at beginning of period	551,154	289,970
Effects of currency translation on cash and cash equivalents	(3,170)	(994)
Cash and cash equivalents at end of period	$309,425	$280,126
Supplemental disclosure of cash flows information
Payments of interest	$(81,984)	$(67,410)
(Payments) receipts of income taxes	$(161)	$264
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(105,576)	$(91,159)
Loan principal payments held by servicer, net	$4,635	$2,578
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission, or the SEC.
Basis of Presentation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made in the presentation of the prior period statements of changes in equity to conform to the current period presentation.
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
In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. During the three months ended March 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion of our VIEs.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of March 31, 2022, however uncertainty over the ultimate impact of COVID-19 on the global economy generally, and our business in particular, makes any estimates and assumptions as of March 31, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19 and geopolitical events. Actual results may ultimately differ materially from those estimates.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2022 and December 31, 2021, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $421.8 million and $531.2 million as of March 31, 2022 and December 31, 2021, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board, or FASB, Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which loans share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2022.

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
Convertible Notes
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 and is to be adopted through a cumulative-effect adjustment to the opening balance of retained earnings either at the date of adoption or in the first comparative period presented. We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition. Subsequent to adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This reduces the issue discount and results in less non-cash interest expense in our consolidated financial statements. Additionally, subsequent to adoption of ASU 2020-06, shares issuable under our convertible notes are included in diluted earnings per share in our consolidated financial statements, if the effect is dilutive, using the if-converted method, regardless of settlement intent. Where applicable, any issue discount or transaction expenses are deferred and amortized through the maturity date of the convertible notes as additional non-cash interest expense.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 17. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our Manager’s estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by our Manager.
During the year ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve, and reversed the remaining $360,000 CECL reserve, related to one of our loans receivable. As of March 31, 2022, we had a $54.9 million CECL reserve specifically related to one of our loans receivable with an outstanding principal balance of $286.3 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our Manager’s estimation of the fair value of the loan’s underlying collateral as of March 31, 2022. This loan receivable is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of this loan receivable include the exit capitalization rate assumption of 4.80% used to forecast the future sale price of the underlying real estate collateral and the unlevered discount rate of 8.30%, in addition to reviewing comparable sales on a per-key basis.
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

•Loan participations sold, net: The fair value of these instruments was estimated based on the value of the related loan receivable asset.

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
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager and certain individuals employed by an affiliate of our Manager that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 16 for additional information.
Earnings per Share
Basic earnings per share, or Basic EPS, is computed in accordance with the two-class method and is based on (i) the net earnings allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by (ii) the weighted-average number of shares of our class A common stock, including restricted class A common stock and deferred stock units outstanding during the period. Our restricted class A common stock is considered a participating security, as defined by GAAP, and has been included in our Basic EPS under the two-class method as these restricted shares have the same rights as our other shares of class A common stock, including participating in any gains or losses.
Diluted earnings per share, or Diluted EPS, is determined using the if-converted method, and is based on (i) the net earnings, adjusted for interest expense incurred on our convertible notes during the relevant period, net of incentive fees, allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by (ii) the weighted-average number of shares of our class A common stock, including restricted class A common stock, deferred stock units, and shares of class A common stock issuable under our convertible notes. Refer to Note 13 for additional discussion of earnings per share.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are currently evaluating the impact ASU 2022-02 will have on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the expected market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In the first quarter of 2020, we have elected to apply the hedge accounting expedients, related to probability and the assessments of effectiveness, for future IBOR-indexed cash flows, to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with our past presentation. We continue to evaluate the impact of ASU 2020-04 and may apply other elections, as applicable, as the market transition from IBORs to alternative reference rates continues to develop.
In August 2020, the FASB issued ASU 2020-06, described above under "Convertible Notes". We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, of $476,000, as of January 1, 2022. In addition, the adoption of ASU 2020-06 decreased our diluted earnings per share by $0.01 for the three months ended March 31, 2022.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of March 31, 2022, one-month SOFR is utilized as the floating benchmark rate on 37 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, and certain borrowings under eight of our credit facilities. As of March 31, 2022, the one-month SOFR was 0.30% and one-month USD LIBOR was 0.45%. Additionally, as of March 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland, and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2022	December 31, 2021
Number of loans	203	188
Principal balance	$23,873,563	$22,156,437
Net book value	$23,586,769	$21,878,338
Unfunded loan commitments(1)	$4,545,691	$4,180,128
Weighted-average cash coupon(2)	+ 3.22%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.57%	+ 3.52%
Weighted-average maximum maturity (years)(3)	3.5	3.4

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices, as applicable to each loan. As of March 31, 2022, 99.6% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.4% of our loans earned a fixed rate of interest. As of December 31, 2021, 99.5% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.5% of our loans earned a fixed rate of interest. We reflect our fixed rate loans as a spread over the relevant floating benchmark rates, as of March 31, 2022 and December 31, 2021, respectively, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2022, 59% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 41% were open to repayment by the borrower without penalty. As of December 31, 2021, 56% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of March 31, 2022 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$57,068	$94,568
0.00% or no floor(2)	3,922,099	6,544,292	10,466,391
0.01% to 0.25% floor	7,931,023	479,462	8,410,485
0.26% to 1.00% floor	1,320,187	51,856	1,372,043
1.01% or more floor	3,417,288	112,788	3,530,076
Total(3)	$16,628,097	$7,245,466	$23,873,563

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes a $286.3 million loan accounted for under the cost-recovery method.
(3)As of March 31, 2022, the weighted-average index rate floor of our loan portfolio was 0.33%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 0.58%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2021	$22,156,437	$(153,420)	$22,003,017
Loan fundings	2,924,418	—	2,924,418
Loan repayments and sales	(1,047,736)	—	(1,047,736)
Unrealized (loss) gain on foreign currency translation	(159,556)	1,165	(158,391)
Deferred fees and other items	—	(29,775)	(29,775)
Amortization of fees and other items	—	17,457	17,457
Loans Receivable, as of March 31, 2022	$23,873,563	$(164,573)	$23,708,990
CECL reserve			(122,221)
Loans Receivable, net, as of March 31, 2022			$23,586,769

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2022
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	66	$9,801,292	$10,851,461	42%
Multifamily	85	6,529,190	6,584,594	26
Hospitality	27	3,894,062	4,009,562	16
Industrial	7	1,205,970	1,290,660	5
Retail	9	1,124,256	1,164,740	4
Other	9	1,154,220	1,726,571	7
Total loans receivable	203	$23,708,990	$25,627,588	100%
CECL reserve		(122,221)
Loans receivable, net		$23,586,769

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Sunbelt	77	$6,539,286	$6,925,148	27%
Northeast	40	5,064,458	5,386,993	21
West	34	3,597,537	4,384,370	17
Midwest	10	998,899	1,105,755	5
Northwest	6	317,179	321,937	1
Subtotal	167	16,517,359	18,124,203	71
International
United Kingdom	20	2,859,326	3,112,309	12
Spain	4	1,332,371	1,338,394	5
Ireland	2	1,192,974	1,198,452	5
Australia	4	539,090	543,807	2
Sweden	1	524,566	528,975	2
Canada	1	48,317	48,443	—
Other Europe	4	694,987	733,005	3
Subtotal	36	7,191,631	7,503,385	29
Total loans receivable	203	$23,708,990	$25,627,588	100%
CECL reserve		(122,221)
Loans receivable, net		$23,586,769

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.8 billion of such non-consolidated senior interests as of March 31, 2022.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	5	$426,984	$429,779	8	$642,776	$645,854
2	39	5,982,543	6,456,584	28	5,200,533	5,515,250
3	148	14,827,128	16,261,775	141	13,604,027	14,944,045
4	10	2,187,526	2,193,141	10	2,270,872	2,277,653
5	1	284,809	286,309	1	284,809	286,309
Total loans receivable	203	$23,708,990	$25,627,588	188	$22,003,017	$23,669,111
CECL reserve		(122,221)			(124,679)
Loans receivable, net		$23,586,769			$21,878,338

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.8 billion and $1.5 billion of such non-consolidated senior interests as of March 31, 2022 and December 31, 2021, respectively.
(2)Excludes investment exposure to the 2018 Single Asset Securitization of $379.3 million as of December 31, 2021. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.
The weighted-average risk rating of our total loan exposure was 2.8 as of both March 31, 2022 and December 31, 2021.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended March 31, 2022 and 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Increase (decrease) in CECL reserve	1,539	(3,134)	146	—	(1,449)
CECL reserve as of March 31, 2021	$44,534	$24,600	$33,305	$69,661	$172,100

CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Decrease in CECL reserve	(644)	(54)	(1,760)	—	(2,458)
CECL reserve as of March 31, 2022	$26,241	$10,209	$30,897	$54,874	$122,221
Changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2022, we recorded a decrease of $2.5 million in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $122.2 million as of March 31, 2022. During the three months ended March 31, 2021, we recorded a decrease of $1.4 million in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $172.1 million as of March 31, 2021.
Previously, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP, as of March 31, 2022. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million, which remains unchanged as of March 31, 2022. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
$360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of March 31, 2022. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021. No income was recorded on this loan during the three months ended March 31, 2021.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP, as of March 31, 2022. As of March 31, 2022, the CECL reserve on this loan was $54.9 million. No income was recorded on this loan during both the three months ended March 31, 2022 and 2021. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of March 31, 2022. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of March 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of March 31, 2022 and December 31, 2021, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of March 31, 2022
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
U.S. loans
1	$—	$126,675	$—	$255,374	$—	$44,935	$426,984
2	108,484	1,556,681	522,982	318,298	1,203,257	222,119	3,931,821
3	1,523,319	6,772,686	261,356	949,205	1,106,959	520,228	11,133,753
4	—	—	—	96,542	541,449	150,316	788,307
5	—	—	—	—	—	—	—
Total U.S. loans	$1,631,803	$8,456,042	$784,338	$1,619,419	$2,851,665	$937,598	$16,280,865
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	672,049	97,912	1,280,761	—	—	2,050,722
3	754,810	1,493,249	—	921,706	275,192	—	3,444,957
4	—	—	—	337,867	—	—	337,867
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$754,810	$2,165,298	$97,912	$2,540,334	$275,192	$—	$5,833,546
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	191,385	57,033	248,418
4	—	—	—	313,633	747,719	—	1,061,352
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$313,633	$939,104	$57,033	$1,309,770
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	284,809	—	284,809
Total impaired loans	$—	$—	$—	$—	$284,809	$—	$284,809
Total loans receivable
1	$—	$126,675	$—	$255,374	$—	$44,935	$426,984
2	108,484	2,228,730	620,894	1,599,059	1,203,257	222,119	5,982,543
3	2,278,129	8,265,935	261,356	1,870,911	1,573,536	577,261	14,827,128
4	—	—	—	748,042	1,289,168	150,316	2,187,526
5	—	—	—	—	284,809	—	284,809
Total loans receivable	$2,386,613	$10,621,340	$882,250	$4,473,386	$4,350,770	$994,631	$23,708,990
CECL reserve							(122,221)
Loans receivable, net							$23,586,769

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2022 and December 31, 2021, our Multifamily Joint Venture held $833.2 million and $746.9 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2022	December 31, 2021
Accrued interest receivable	$94,939	$86,101
Derivative assets	51,884	30,531
Loan portfolio payments held by servicer(1)	23,034	77,624
Accounts receivable and other assets	2,153	572
Prepaid expenses	637	956
Debt securities held-to-maturity(2)	—	78,083
CECL reserve	—	(70)
Debt securities held-to-maturity, net	—	78,013
Total	$172,647	$273,797

(1)Represents loan principal, interest payments, and related loan fees held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $379.3 million as of December 31, 2021, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. During the three months ended March 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve for the three months ended March 31, 2022 and 2021 ($ in thousands):

Debt Securities Held-To-Maturity Total
CECL reserve as of December 31, 2020	$1,723
Decrease in CECL reserve	(834)
CECL reserve as of March 31, 2021	$889

CECL reserve as of December 31, 2021	$70
Decrease in CECL reserve	(70)
CECL reserve as of March 31, 2022	$—
Changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2022, our debt securities held-to-maturity repaid and, therefore, we recorded a decrease of $70,000 in the CECL reserve against our debt securities held-to-maturity, bringing our total CECL reserve to zero as of March 31, 2022. During the three months ended March 31, 2021, we recorded a decrease of $834,000 in the CECL reserve against our debt securities held-to-maturity, bringing our total CECL reserve to $889,000 as of March 31, 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2022	December 31, 2021
Accrued dividends payable	$105,576	$104,271
Accrued interest payable	37,479	29,851
Accrued management and incentive fees payable	23,486	28,373
Accounts payable and other liabilities	11,005	9,046
Current expected credit loss reserve for unfunded loan commitments(1)	6,254	6,263
Derivative liabilities	6,241	5,890
Secured debt repayments pending servicer remittance(2)	271	47,664
Total	$190,312	$231,358

(1)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2022, we had unfunded commitments of $4.5 billion related to 126 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three months ended March 31, 2022 and March 31, 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Increase (decrease) in CECL reserve	216	778	(4)	—	990
CECL reserve as of March 31, 2021	$7,169	$3,772	$80	$—	$11,021

CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase (decrease) in CECL reserve	209	(218)	—	—	(9)
CECL reserve as of March 31, 2022	$4,281	$1,973	$—	$—	$6,254
Changes to the CECL reserve are recognized through net income on our consolidated statements of operations. During the three months ended March 31, 2022, we recorded a decrease of $9,000 in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $6.3 million as of March 31, 2022. During the three months ended March 31, 2021, we recorded an increase of $990,000 in the current expected credit loss reserve against our loans receivable portfolio, bringing our total CECL reserve to $11.0 million as of March 31, 2021. The CECL reserve for unfunded loan commitments is updated quarterly to reflect the expected timing of future funding obligations over the estimated life of the loan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and acquisition facility. During the three months ended March 31, 2022, we obtained approval for $2.1 billion of new borrowings against $2.7 billion of collateral assets. Additionally, during the three months ended March 31, 2022, we (i) entered into one new secured credit facility providing $1.0 billion of credit capacity and (ii) increased the size of three existing secured credit facilities providing an aggregate $417.8 million of additional credit capacity. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2022	December 31, 2021
Secured credit facilities	$13,117,249	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,117,249	$12,299,580
Deferred financing costs(1)	(24,841)	(19,538)
Net book value of secured debt	$13,092,408	$12,280,042

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities

Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are uniformly structured to provide currency, index, and term-matched financing without capital markets based mark-to-market provisions.
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2022 ($ in thousands):

March 31, 2022
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$7,961,788	12/13/2025	153	$11,890,070	2/5/2026	35%	25% - 100%
EUR	6	2,288,852	7/6/2025	10	3,060,991	7/13/2025	46%	25% - 100%
GBP	6	1,901,230	10/16/2025	17	2,511,880	11/5/2025	26%	25% - 50%
Others(5)	4	965,379	6/2/2025	7	1,247,765	7/24/2025	25%	25%
Total	14	$13,117,249	10/23/2025	185	$18,710,706	12/8/2025	35%	25% - 100%

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
(5)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of March 31, 2022 and December 31, 2021 ($ in thousands):

	Three Months Ended March 31, 2022	March 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$1,267,118	$8,320,043	+1.51%	$11,497,642	+3.18%	+1.67%
+ 1.51% to + 1.75%	283,924	2,825,032	+1.87%	4,124,634	+3.60%	+1.73%
+ 1.76% to + 2.00%	74,596	1,060,611	+2.17%	1,623,549	+4.35%	+2.18%
+ 2.01% or more	26,091	911,563	+2.52%	1,464,881	+4.79%	+2.27%
Total	$1,651,729	$13,117,249	+1.71%	$18,710,706	+3.50%	+1.79%

	Year Ended December 31, 2021	December 31, 2021
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$5,306,925	$7,746,026	+1.52%	$10,193,801	+3.18%	+1.66%
+ 1.51% to + 1.75%	1,477,177	2,710,587	+1.88%	3,977,492	+3.55%	+1.67%
+ 1.76% to + 2.00%	668,470	998,781	+2.13%	1,458,074	+4.28%	+2.15%
+ 2.01% or more	310,991	844,186	+2.49%	1,413,014	+4.75%	+2.26%
Total	$7,763,563	$12,299,580	+1.72%	$17,042,381	+3.49%	+1.77%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of March 31, 2022 and December 31, 2021, respectively, for new financings during the three months ended March 31, 2022 and year ended December 31, 2021, respectively, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.
(4)Represents the weighted-average all-in cost as of March 31, 2022 and December 31, 2021, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(7)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of March 31, 2022, there was an aggregate $1.2 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 4, 2023.
During the three months ended March 31, 2022, we had no borrowings under the acquisition facility and we recorded interest expense of $306,000, including $87,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2021, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $354,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.5 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to March 31, 2022; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2022 and December 31, 2021, we were in compliance with these covenants.
6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO or collectively, the CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 18 for further discussion of our CLOs.
The following tables detail our securitized debt obligations ($ in thousands):

	March 31, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	33	$1,000,000	$1,000,000	+ 3.54%	March 2025
Financing provided	1	803,750	797,870	+ 1.56%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	16	1,000,000	1,000,000	+ 3.18%	September 2024
Financing provided	1	808,750	804,658	+ 2.03%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	18	1,500,000	1,500,000	+ 3.29%	August 2024
Financing provided	1	1,243,125	1,237,290	+ 1.39%	February 2038
Total
Collateral assets	67	$3,500,000	$3,500,000	+ 3.33%
Financing provided(4)	3	$2,855,625	$2,839,818	+ 1.62%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and one-month SOFR, as applicable to each securitized debt obligation. As of March 31, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of March 31, 2022, one-month SOFR was 0.30% and one-month USD LIBOR was 0.45%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three months ended March 31, 2022, we recorded $11.0 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	December 31, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	34	$1,000,000	$1,000,000	+ 3.42%	October 2024
Financing provided	1	803,750	797,373	+ 1.66%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	18	1,000,000	1,000,000	+ 3.06%	May 2024
Financing provided	1	808,750	804,096	+ 2.10%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	21	1,500,000	1,500,000	+ 3.15%	March 2024
Financing provided	1	1,243,125	1,236,593	+ 1.45%	February 2038
Total
Collateral assets	73	$3,500,000	$3,500,000	+3.20%
Financing provided(4)	3	$2,855,625	$2,838,062	+1.69%

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
(4)During the three months ended March 31, 2021, we recorded $12.1 million of interest expense related to our securitized debt obligations.
7. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	March 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	2	$520,527	$510,190	+ 4.45%	July 2025
Financing provided	2	$469,766	$463,097	+ 3.24%	July 2025

	December 31, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$446,276	$435,727	+ 4.04%	March 2025
Financing provided	4	$400,699	$393,824	+ 2.78%	March 2025

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

The following tables detail our loan participations sold ($ in thousands):

	March 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Total Loan	1	$305,459	$302,423	+ 4.86%	March 2027
Senior Participation	1	$244,367	$243,760	+ 3.20%	March 2027

(1)The loan and related participation sold is indexed to SONIA. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.
(2)The term is determined based on the on maximum maturity of the loan, assuming all extension options are exercised by the borrower.

We did not have any loan participations sold as of December 31, 2021.
9. TERM LOANS, NET

As of March 31, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$927,500	+ 2.25%	+ 2.53%	April 23, 2026
B-2 Term Loan	$418,337	+ 2.75%	+ 3.42%	April 23, 2026

(1)The B-2 Term Loan borrowing is subject to a LIBOR floor of 0.50%.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively, which will be amortized into interest expense over the life of the B-1 Term Loan. The issue discount and transaction expenses of the B-2 Term Loan were $9.6 million and $5.4 million, respectively, which will be amortized into interest expense over the life of the B-2 Term Loan.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	March 31, 2022	December 31, 2021
Face value	$1,345,837	$1,349,271
Unamortized discount	(8,683)	(9,209)
Deferred financing costs	(11,932)	(12,656)
Net book value	$1,325,222	$1,327,406
The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2022 and December 31, 2021, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
10. SENIOR SECURED NOTES, NET
As of March 31, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

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
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2022	December 31, 2021
Face value	$400,000	$400,000
Deferred financing costs	(5,697)	(5,990)
Net book value	$394,303	$394,010
The covenants under our Senior Secured Notes require us to maintain a total debt to total assets ratio, as defined in the agreements, of not greater than 83.33% and, in certain circumstances, a total unencumbered assets to total unsecured indebtedness ratio, as defined in the agreements, of 1.20 or greater. As of March 31, 2022 and December 31, 2021, we were in compliance with these covenants.
11. CONVERTIBLE NOTES, NET
During the three months ended March 31, 2022, we issued $300.0 million aggregate principal amount of 5.50% convertible senior notes due 2027, or the March 2022 convertible notes. In connection with this offering, we repurchased $64.7 million aggregate principal amount of our May 2017 convertible senior notes at a price of $100.25 per $1,000 principal amount. As of March 31, 2022, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
May 2017	$337,850	4.38%	4.85%	$35.67	May 5, 2022
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 28.0324, 27.6052, and 27.5702, respectively, for the May 2017, March 2018, and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective May 2017, March 2018, and March 2022 convertible notes supplemental indentures have not been exceeded as of March 31, 2022.

Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2022 and December 14, 2026 for the March 2018 and March 2022 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The May 2017 convertible notes are currently convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We have elected to settle the May 2017 convertible notes in cash. The last reported sale price of our class A common stock of $31.79 on March 31, 2022 was less than the per share conversion price of the May 2017, March 2018, and March 2022 convertible notes.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, balance of $476,000, as of January 1, 2022. Subsequent to adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This reduces the issue discount and results in less non-cash interest expense in our consolidated financial statements. Additionally, ASU 2020-06 results in the reporting of diluted earnings per share for shares issuable under our convertible notes in our consolidated financial statements, if the effect is dilutive, regardless of our settlement intent. Refer to Note 2 and Note 13 for additional discussion of ASU 2020-06 and our earnings per share calculation, respectively.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2022	December 31, 2021
Face value	$857,850	$622,500
Unamortized discount	(7,679)	(2,472)
Deferred financing costs	(87)	(152)
Net book value	$850,084	$619,876
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash coupon	$7,252	$7,015
Discount and issuance cost amortization	788	852
Total interest expense	$8,040	$7,867
Accrued interest payable for the Convertible Notes was $6.7 million and $6.0 million as of March 31, 2022 and December 31, 2021, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
12. DERIVATIVE FINANCIAL INSTRUMENTS
The objective of our use of derivative financial instruments is to minimize the risks and/or costs associated with our investments and/or financing transactions. These derivatives may or may not qualify as net investment, cash flow, or fair value hedges under the hedge accounting requirements of ASC 815 – “Derivatives and Hedging.” Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks. Refer to Note 2 for additional discussion of the accounting for designated and non-designated hedges.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

March 31, 2022				December 31, 2021
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	1	kr	995,700	Buy USD / Sell SEK Forward	1	kr	999,500
Buy USD / Sell EUR Forward	10		€718,782	Buy USD / Sell EUR Forward	7		€731,182
Buy USD / Sell GBP Forward	9		£609,787	Buy USD / Sell GBP Forward	2		£489,204
Buy USD / Sell AUD Forward	4	A$	213,200	Buy USD / Sell AUD Forward	3	A$	188,600
Buy USD / Sell DKK Forward	1	kr.	163,800	Buy USD / Sell CAD Forward	2	C$	22,100
Buy USD / Sell CAD Forward	1	C$	15,600	Buy USD / Sell CHF Forward	1	CHF	5,200
Buy USD / Sell CHF Forward	1	CHF	5,200

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amount in thousands):

March 31, 2022				December 31, 2021
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy DKK / Sell USD Forward	1	kr.	341,000	Buy GBP / Sell USD Forward	3		£170,600
Buy USD / Sell DKK Forward	1	kr.	341,000	Buy USD / Sell GBP Forward	3		£170,600
Buy EUR / Sell USD Forward	2		€50,400	Buy EUR / Sell USD Forward	2		€165,560
Buy USD / Sell EUR Forward	2		€50,400	Buy USD / Sell EUR Forward	3		€165,560
Buy GBP / Sell USD Forward	1		£19,900	Buy CHF / Sell USD Forward	1	CHF	20,300
Buy USD / Sell GBP Forward	1		£19,900	Buy USD / Sell CHF Forward	1	CHF	20,300
Buy GBP / Sell EUR Forward	1		€8,410	Buy GBP / Sell EUR Forward	1		€8,410
Buy CAD / Sell USD Forward	1	C$	6,500
Buy USD / Sell CAD Forward	1	C$	6,500

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Designated Hedges	Interest Income(1)	$1,744	$2,049
Non-Designated Hedges	Interest Income(1)	(1)	(275)
Non-Designated Hedges	Interest Expense(2)	10	(9,328)
Total		$1,753	$(7,554)

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms.
(2)Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
Foreign Exchange Contracts	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Designated Hedges	$47,395	$23,423	$5,568	$1,383
Non-Designated Hedges	4,489	7,108	673	4,507
Total Derivatives	$51,884	$30,531	$6,241	$5,890

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from	Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,		Accumulated	Three Months Ended March 31,
	2022	2021	OCI into Income	2022	2021
Net Investment Hedges
Foreign exchange contracts(1)	$45,511	$35,070	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	(1)	—	Interest Expense(2)	(4)	(1)
Total	$45,510	$35,070		$(4)	$(1)

(1)During the three months ended March 31, 2022, and 2021, we received net cash settlements of $26.3 million and paid net cash settlements of $49.2 million on our foreign currency contracts, respectively. Those amounts are included as a component of accumulated other comprehensive loss on our consolidated balance sheets.
(2)During the three months ended March 31, 2022, we recorded total interest and related expenses of $100.7 million, which included $4,000 related to our cash flow hedges. During the three months ended March 31, 2021, we recorded total interest and related expenses of $78.4 million, which included $1,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2022, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts. As of December 31, 2021, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2022, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2022 and December 31, 2021.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive dividends authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our issuance of class A common stock during the three months ended March 31, 2022 ($ in thousands, except share and per share data):

Class A Common Stock Offerings
March 31, 2022
Shares issued(1)	1,675,000
Gross / net issue price per share(2)	$31.55 / $31.23
Net proceeds(3)	$52,155

(1)Issuance represents shares issued under our at-the-market program.
(2)Represents the gross price per share issued, as well as the net proceeds per share after underwriting or sales discounts and commissions.
(3)Net proceeds represent proceeds received from the underwriters less applicable transaction costs.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 16 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors in lieu of cash compensation for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2022	2021
Beginning balance	168,543,370	147,086,722
Issuance of class A common stock(2)	1,675,639	515
Issuance of restricted class A common stock, net(3)	427,634	250,536
Issuance of deferred stock units	7,063	11,437
Ending balance	170,653,706	147,349,210

(1)Includes 370,635 and 318,128 deferred stock units held by members of our board of directors as of March 31, 2022 and 2021, respectively.
(2)Includes 639 and 515 shares issued under our dividend reinvestment program during the three months ended March 31, 2022 and 2021, respectively.
(3)Net of 13,273 shares of restricted class A common stock forfeited under our stock-based incentive plans during the three months ended March 31, 2021. No shares of restricted class A common stock were forfeited under our stock-based incentive plan during the three months ended March 31, 2022. See Note 16 for further discussion of our stock-based incentive plans.
Dividend Reinvestment and Direct Stock Purchase Plan
On March 25, 2014, we adopted a dividend reinvestment and direct stock purchase plan, under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2022 and 2021, we issued 639 shares and 515 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2022, a total of 9,989,151 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
On November 14, 2018, we entered into six equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. On July 26, 2019, we amended our existing ATM Agreements and entered into one additional ATM Agreement. Sales of class A

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months March 31, 2022, we issued and sold 1,675,000 shares of class A common stock under ATM Agreements, generating net proceeds totaling $52.2 million. During the three months ended March 31, 2021, we did not issue any shares of our class A common stock under ATM Agreements. As of March 31, 2022, sales of our class A common stock with an aggregate sales price of $300.9 million remained available for issuance under our ATM Agreements.
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
On March 15, 2022, we declared a dividend of $0.62 per share, or $105.6 million in aggregate, that was paid on April 14, 2022 to stockholders of record as of March 31, 2022.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Dividends declared per share of common stock	$0.62	$0.62
Class A common stock dividends declared	$105,576	$91,159
Deferred stock unit dividends declared	225	190
Total dividends declared	$105,801	$91,349
Earnings Per Share
We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any dividends, and therefore have been included in our basic and diluted net income per share calculation. The shares issuable under our Convertible Notes, other than the May 2017 convertible notes, are included in dilutive earnings per share using the if-converted method.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic Earnings:
Net income(1)	$99,687	$79,902
Weighted-average shares outstanding, basic	169,254,059	147,336,936
Per share amount, basic	$0.59	$0.54

Diluted Earnings:
Net income(1)	$99,687	$79,902
Add back: Interest expense on Convertible Notes, net(2)(3)	2,400	—
Diluted earnings	$102,087	$79,902
Weighted-average shares outstanding, basic	169,254,059	147,336,936
Effect of dilutive securities - Convertible Notes(3)(4)	6,348,846	—
Weighted-average common shares outstanding, diluted	175,602,905	147,336,936
Per share amount, diluted	$0.58	$0.54

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our convertible notes, net of incentive fees.
(3)For the three months ended March 31, 2021, prior to the adoption of ASU 2020-06, our convertible notes were not assessed for dilution as we had the intent and ability to settle the convertible notes in cash. Refer to Note 2 and Note 11 for further discussion of ASU 2020-06 and our convertible notes, respectively.
(4)For the three months ended March 31, 2022, represents 8.3 million and 6.1 million of weighted-average shares, using the if-converted method, related to our March 2022 and March 2018 Convertible Notes, respectively. Our May 2017 convertible notes are in the final conversion period, as defined in the supplemental indenture, and we have elected to settle the notes in cash. Therefore, the May 2017 convertible notes do not have any impact on our diluted earnings per share.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of March 31, 2022, total accumulated other comprehensive income was $8.6 million, primarily representing $131.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $123.3 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2021, total accumulated other comprehensive income was $8.3 million, primarily representing $86.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $78.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2022, our Multifamily Joint Venture’s total equity was $179.3 million, of which $152.4 million was owned by us, and $26.9 million was allocated to non-controlling interests. As of December 31, 2021, our Multifamily Joint Venture’s total equity was $203.5 million, of which $173.0 million was owned by us, and $30.5 million was allocated to non-controlling interests.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
14. OTHER EXPENSES
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
During the three months ended March 31, 2022 and 2021, we incurred $18.1 million and $15.6 million, respectively, of management fees payable to our Manager. In addition, during the three months ended March 31, 2022 and 2021, we incurred $5.4 million and $3.6 million, respectively, of incentive fees payable to our Manager.
As of March 31, 2022 and December 31, 2021 we had accrued management and incentive fees payable to our Manager of $23.5 million and $28.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Professional services(1)	$2,698	$1,819
Operating and other costs(1)	1,012	693
Subtotal	3,710	2,512
Non-cash compensation expenses
Restricted class A common stock earned	8,477	7,960
Director stock-based compensation	173	125
Subtotal	8,650	8,085
Total general and administrative expenses	$12,360	$10,597

(1)During the three months ended March 31, 2022 and 2021, we recognized an aggregate $317,000 and $235,000, respectively, of expenses related to our Multifamily Joint Venture.
15. INCOME TAXES
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2022 and December 31, 2021, we were in compliance with all REIT requirements.
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
During the three months ended March 31, 2022 and 2021, we recorded a current income tax provision of $146,000 and $101,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2022 or December 31, 2021.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of March 31, 2022, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. We have a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of March 31, 2022, tax years 2018 through 2021 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2022, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
We had stock-based incentive awards outstanding under nine benefit plans as of March 31, 2022. Seven of such benefit plans have expired and no new awards may be issued under them. Under our two current benefit plans, a maximum of 5,000,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2022, there were 735,345 shares available under our current benefit plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	1,706,121	$31.19
Granted	427,634	31.11
Vested	(162,055)	32.61
Balance as of March 31, 2022	1,971,700	$31.06
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,971,700 shares of restricted class A common stock outstanding as of March 31, 2022 will vest as follows: 876,043 shares will vest in 2022; 685,831 shares will vest in 2023; and 409,826 shares will vest in 2024. As of March 31, 2022, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $56.2 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from March 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$51,884	$—	$51,884	$—	$30,531	$—	$30,531
Liabilities
Derivatives	$—	$6,241	$—	$6,241	$—	$5,890	$—	$5,890
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2022			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$309,425	$309,425	$309,425	$551,154	$551,154	$551,154
Loans receivable, net	23,586,769	23,873,563	23,684,237	21,878,338	22,156,437	22,013,762
Debt securities held-to-maturity, net(1)	—	—	—	78,013	79,200	77,229
Financial liabilities
Secured debt, net	13,092,408	13,117,249	13,117,249	12,280,042	12,299,580	12,299,580
Securitized debt obligations, net	2,839,818	2,855,625	2,825,774	2,838,062	2,855,625	2,850,399
Asset-specific debt, net	463,097	469,766	469,766	393,824	400,699	400,699
Loan participations sold, net	243,760	244,367	244,367	—	—	—
Secured term loans, net	1,325,222	1,345,837	1,333,424	1,327,406	1,349,271	1,335,844
Senior secured notes, net	394,303	400,000	373,112	394,010	400,000	399,012
Convertible notes, net	850,084	857,850	858,042	619,876	622,500	630,821

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
18. VARIABLE INTEREST ENTITIES
Consolidated Variable Interest Entities
We have financed a portion of our loans through the CLOs, all of which are VIEs. We are the primary beneficiary of, and therefore consolidate, the CLOs on our balance sheet as we (i) control the relevant interests of the CLOs that give us power to direct the activities that most significantly affect the CLOs, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2022	December 31, 2021
Assets:
Loans receivable	$3,477,340	$3,486,750
Current expected credit loss reserve	(4,441)	(4,502)
Loans receivable, net	3,472,899	3,482,248
Other assets	30,558	20,746
Total assets	$3,503,457	$3,502,994
Liabilities:
Securitized debt obligations, net	$2,839,818	$2,838,062
Other liabilities	2,138	1,800
Total liabilities	$2,841,956	$2,839,862
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
Non-Consolidated Variable Interest Entities
During the three months ended March 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that was included in other assets on our consolidated balance sheets.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated VIEs.
19. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2022, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of March 31, 2022 and December 31, 2021, our consolidated balance sheets included $23.5 million and $28.4 million of accrued management and incentive fees payable to our Manager, respectively. During the three months ended March 31, 2022, we paid aggregate management and incentive fees of $28.4 million, to our Manager, compared to $19.2 million during the same period of 2021. In addition, during the three months ended March 31, 2022, we incurred expenses of $193,000 that were paid by our Manager and will be reimbursed by us, compared to $40,000 of such expenses during the same period of 2021.
As of March 31, 2022, our Manager held 988,508 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $30.8 million, and vest in installments over three years from the date of issuance. During

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
the three months ended March 31, 2022 and 2021, we recorded non-cash expenses related to shares held by our Manager of $4.2 million and $4.0 million, respectively. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the three months ended March 31, 2022 or 2021.
During the three months ended March 31, 2022 and 2021, we incurred $97,000 and $100,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager.
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
20. COMMITMENTS AND CONTINGENCIES
Impact of COVID-19
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, is uncertain. As of March 31, 2022, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.
Unfunded Commitments Under Loans Receivable
As of March 31, 2022, we had aggregate unfunded commitments of $4.5 billion across 126 loans receivable, and           $2.5 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of     $2.0 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.5 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2022 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2022	$46,650	$—	$10,304	$—	$337,850	$394,804
2023	770,980	—	13,738	—	220,000	1,004,718
2024	3,927,820	—	13,738	—	—	3,941,558
2025	1,345,452	469,766	13,738	—	—	1,828,956
2026	4,834,793	—	1,294,319	—	—	6,129,112
Thereafter	2,191,554	—	—	400,000	300,000	2,891,554
Total obligation	$13,117,249	$469,766	$1,345,837	$400,000	$857,850	$16,190,702

(1)The allocation of repayments under our secured debt and asset-specific debt is based on the earlier of (i) the maturity date of each agreement, or (ii) the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower.
(2)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 9 for further details on our term loans.
(3)Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 11 for further details on our Convertible Notes.
(4)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.8 billion of non-consolidated senior interests, and $244.4 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of March 31, 2022, of the nine members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 will be paid in the form of cash and $115,000 will be paid in the form of deferred stock units or, beginning in 2023, at their election, shares of restricted common stock. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward-looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our annual report on Form 10-K for the year ended December 31, 2021 and elsewhere in this quarterly report on Form 10-Q.
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
Recent Developments

COVID-19

As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 to emerge, governments and businesses may re-impose aggressive measures to help slow its spread in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of March 31, 2022, one-month SOFR is utilized as the floating benchmark rate on 37 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, and certain borrowings under eight of our credit facilities. As of March 31, 2022, the one-month SOFR was 0.30% and one-month USD LIBOR was 0.45%. Additionally, as of March 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

At this time, it is not possible to predict how markets will respond to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, and Switzerland have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON, and CIBOR may persist as International Organization of Securities Commissions compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” of our Annual Report on Form 10-K filed with the SEC on February 9, 2022.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended March 31, 2022, we recorded basic earnings per share of $0.59, declared a dividend of $0.62 per share, and reported $0.62 per share of Distributable Earnings. In addition, our book value as of March 31, 2022 was $27.21 per share, which is net of a $0.75 per share cumulative CECL reserve.
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

Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2022	December 31, 2021
Basic Earnings:
Net income(1)	$99,687	$123,940
Weighted-average shares outstanding, basic	169,254,059	162,056,782
Per share amount, basic	$0.59	$0.76
Dividends declared per share	$0.62	$0.62

(1)Represents net income attributable to Blackstone Mortgage Trust. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
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
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our class A common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 15 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.
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

The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three months ended
	March 31, 2022	December 31, 2021
Net income(1)	$99,687	$123,940
Charge-offs of current expected credit loss reserve(2)	—	(14,427)
(Decrease) increase in current expected credit loss reserve	(2,537)	9,568
Non-cash compensation expense	8,650	7,463
Realized hedging and foreign currency income, net(3)	(200)	(668)
Other items	(30)	120
Adjustments attributable to non-controlling interests, net	(4)	(30)
Distributable Earnings(4)	$105,566	$125,966
Weighted-average shares outstanding, basic(5)	169,254,059	162,056,782
Distributable Earnings per share, basic(4)	$0.62	$0.78

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents a realized loss related to loan principal amounts deemed nonrecoverable following a realization event during the three months ended December 31, 2021. This amount was previously recognized as a component of GAAP net income as an increase in our current expected credit loss reserve.
(3)Represents realized gains (losses) on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.
(4)Includes favorable Distributable Earnings impact, net of incentive fees, of $19.1 million, or $0.12 per share for the three months ended December 31, 2021 relating to (i) prepayment income and acceleration of deferred origination fees related to a certain loan repayment during the three months ended December 31, 2021 and (ii) the charge-off of a certain previously recorded current expected credit loss reserve discussed above.
(5)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our Convertible Notes, other than the May 2017 convertible notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs.
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2022	December 31, 2021
Stockholders’ equity	$4,642,938	$4,588,187
Shares
Class A common stock	170,283,071	168,179,798
Deferred stock units	370,635	363,572
Total outstanding	170,653,706	168,543,370
Book value per share(1)	$27.21	$27.22

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
During the three months ended March 31, 2022, we originated or acquired $3.4 billion of loans. Loan fundings during the quarter totaled $3.0 billion and loan repayments and sales during the quarter totaled $1.3 billion. We generated interest income of $234.4 million and incurred interest expense of $100.7 million during the quarter, which resulted in $133.7 million of net interest income during the three months ended March 31, 2022.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended March 31, 2022	Three Months Ended December 31, 2021
Loan originations(1)	$3,407,524	$5,966,853
Loan fundings(2)	$3,012,987	$5,210,261
Loan repayments and sales(3)	(1,271,517)	(3,530,274)
Total net fundings	$1,741,470	$1,679,987

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three months ended March 31, 2022 and December 31, 2021 include $88.6 million and $109.3 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three months ended March 31, 2022 and December 31, 2021 include $341.2 million and $148.3 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests and the loan held by our non-consolidated securitized debt obligation.

The following table details overall statistics for our loan portfolio as of March 31, 2022 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	203	203
Principal balance	$23,873,563	$25,627,588
Net book value	$23,586,769	$23,586,769
Unfunded loan commitments(2)	$4,545,691	$5,199,651
Weighted-average cash coupon(3)	+ 3.22%	+ 3.25%
Weighted-average all-in yield(3)	+ 3.57%	+ 3.60%
Weighted-average maximum maturity (years)(4)	3.5	3.5
Origination loan to value (LTV)(5)	64.8%	64.6%

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.8 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of March 31, 2022, 98.6% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 1.4% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of March 31, 2022, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of March 31, 2022, 62% of our loans and other investments by total loan exposure were subject to yield maintenance or other prepayment restrictions and 38% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The following table details the index rate floors for our loans receivable portfolio as of March 31, 2022 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$314,988	$352,488
0.00% or no floor(2)	3,950,220	6,544,292	10,494,512
0.01% to 0.25% floor	8,570,179	479,462	9,049,641
0.26% to 1.00% floor	1,320,187	51,856	1,372,043
1.01% or more floor	4,246,116	112,788	4,358,904
Total(3)(4)	$18,124,202	$7,503,386	$25,627,588

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes a $286.3 million loan accounted for under the cost-recovery method.
(3)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.8 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(4)As of March 31, 2022, the weighted-average index rate floor of our loan portfolio was 0.37%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 0.62%. As of December 31, 2021, the weighted-average index rate floor of our loan portfolio was 0.42%. Excluding 0.0% index rate floors, the weighted-average index rate floor was 0.70%.

The following table details the floating benchmark rates for our loan portfolio as of March 31, 2022 (total investment portfolio amounts in thousands):

Investment Count	Currency	Total Loan Portfolio	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
167	$	$18,124,202	USD LIBOR / SOFR(3)	+ 3.14%	+ 3.48%
9	€	€2,774,135	EURIBOR	+ 3.02%	+ 3.37%
20	£	£2,405,221	SONIA(4)	+ 3.86%	+ 4.30%
7	Various	$1,273,271	Other(5)	+ 3.79%	+ 4.09%
203		$25,627,588	Applicable Index	+ 3.25%	+ 3.60%

(1)We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(2)The cash coupon and all-in yield of our fixed rate loans are reflected as a spread over USD LIBOR or SONIA, as applicable, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(3)As of March 31, 2022, $14.7 billion and $3.4 billion of loans were indexed to USD LIBOR and SOFR, respectively. The remaining $37.5 million of our United States Dollar loans are fixed rate. As of March 31, 2022, one-month USD LIBOR was 0.45% and SOFR was 0.30%.
(4)As of March 31, 2022, £2.2 billion of loans were indexed to SONIA and the remaining £232.8 million of our British Pound Sterling loans are fixed rate.
(5)Includes floating rate loans indexed to STIBOR, BBSY, CDOR, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of March 31, 2022:
Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the three months ended March 31, 2022, we collected 100.0% of the contractual interest payments that were due under our loans, with no interest deferrals, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility, such as the COVID-19 pandemic. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 64.6% as of March 31, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, our Manager performs a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 2.8 as of both March 31, 2022 and December 31, 2021, respectively.

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	5	$426,984	$429,779
2	39	5,982,543	6,456,584
3	148	14,827,128	16,261,775
4	10	2,187,526	2,193,141
5	1	284,809	286,309
Loans receivable	203	$23,708,990	$25,627,588
CECL reserve		(122,221)
Loans receivable, net		$23,586,769

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.8 billion of such non-consolidated senior interests as of March 31, 2022.
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
During the three months ended March 31, 2022, we recorded an aggregate $2.5 million decrease in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $128.5 million as of March 31, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Previously, we entered into loan modifications related to a multifamily asset in New York City, which are classified as troubled debt restructurings under GAAP, as of March 31, 2022. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million, which remains unchanged as of March 31, 2022. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of March 31, 2022. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021. No income was recorded on this loan during the three months ended March 31, 2021.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP, as of March 31, 2022. As of March 31, 2022, the CECL reserve on this loan was $54.9 million. No income was recorded on this loan during both the three months ended March 31, 2022 and 2021. This loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, as of March 31, 2022. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of March 31, 2022.

Multifamily Joint Venture
As of March 31, 2022, our Multifamily Joint Venture held $833.2 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2022	December 31, 2021
Secured debt	$13,117,249	$12,299,580
Securitizations(1)	2,855,625	3,155,727
Asset-specific financings(2)	2,468,158	1,913,374
Total portfolio financing	$18,441,032	$17,368,681

(1)Includes our consolidated securitized debt obligations of $2.9 billion as of March 31, 2022. Includes our consolidated securitized debt obligations of $2.9 billion and non-consolidated securitized debt of $300.1 million as of December 31, 2021. The non-consolidated securitized debt obligation represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the three months ended March 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(2)Includes our consolidated asset-specific debt of $469.8 million, our loan participations sold of $244.4 million, and our non-consolidated senior interests of $1.8 billion, as of March 31, 2022. Includes our consolidated asset-specific debt of $400.7 million and our non-consolidated senior interests of $1.5 billion, as of December 31, 2021. The loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2022	December 31, 2021
Secured credit facilities	$13,117,249	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,117,249	$12,299,580

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2022 ($ in thousands):

	Three Months Ended March 31, 2022	March 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$1,267,118	$8,320,043	+1.51%	$11,497,642	+3.18%	+1.67%
+ 1.51% to + 1.75%	283,924	2,825,032	+1.87%	4,124,634	+3.60%	+1.73%
+ 1.76% to + 2.00%	74,596	1,060,611	+2.17%	1,623,549	+4.35%	+2.18%
+ 2.01% or more	26,091	911,563	+2.52%	1,464,881	+4.79%	+2.27%
Total	$1,651,729	$13,117,249	+1.71%	$18,710,706	+3.50%	+1.79%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of March 31, 2022 for new financings during the three months ended March 31, 2022, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.
(4)Represents the weighted-average all-in cost as of March 31, 2022 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(7)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The maturity date of the facility is April 4, 2023. As of March 31, 2022, we had no assets pledged to our acquisition facility.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	March 31, 2022	December 31, 2021
Securitized debt obligations	$2,855,625	2,855,625
Non-consolidated securitized debt obligation(1)	—	300,102
Total securitizations	$2,855,625	$3,155,727

(1)These non-consolidated securitized debt obligations represent the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the three months ended March 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO, or collectively, the CLOs. The following table details our securitized debt obligations ($ in thousands):

	March 31, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	33	$1,000,000	$1,000,000	+ 3.54%	March 2025
Financing provided	1	803,750	797,870	+ 1.56%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	16	1,000,000	1,000,000	+ 3.18%	September 2024
Financing provided	1	808,750	804,658	+ 2.03%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	18	1,500,000	1,500,000	+ 3.29%	August 2024
Financing provided	1	1,243,125	1,237,290	+ 1.39%	February 2038
Total
Collateral assets	67	$3,500,000	$3,500,000	+ 3.33%
Financing provided(4)	3	$2,855,625	$2,839,818	+ 1.62%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of March 31, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of March 31, 2022, the one-month SOFR was 0.30% and one-month USD LIBOR was 0.45%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three months ended March 31, 2022, we recorded $11.0 million of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.
Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	March 31, 2022	December 31, 2021
Asset-specific debt	$469,766	$400,699
Loan participations sold(1)	244,367	—
Non-consolidated senior interests(1)	1,754,025	1,512,675
Total asset-specific financings	$2,468,158	$1,913,374

(1)These loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	March 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	2	$520,527	$510,190	+ 4.45%	July 2025
Financing provided	2	$469,766	$463,097	+ 3.24%	July 2025

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
Loan Participations Sold
The following table details our loan participations sold ($ in thousands):

	March 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Total Loan	1	$305,459	$302,423	+ 4.86%	March 2027
Senior Participation	1	$244,367	$243,760	+ 3.20%	March 2027

(1)The loan and related participation sold is indexed to SONIA. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.
(2)The term is determined based on the on maximum maturity of the loan, assuming all extension options are exercised by the borrower.
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

The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests ($ in thousands):

	March 31, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term
Total loan	7	2,165,826	n/a	+ 3.98%	July 2025
Senior participation	7	1,754,025	n/a	+ 2.75%	July 2025

(1)The weighted-average spread and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each investment. As of March 31, 2022, 85% of these loans’ total investment exposure earned a floating rate of interest indexed to USD LIBOR or SOFR. The other 15% of our investments earned a fixed rate of interest, which we reflect as a spread over SONIA, as of March 31, 2022, for purposes of the weighted-averages. In addition to spread, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	March 31, 2022	December 31, 2021
Term loans	$1,345,837	$1,349,271
Senior secured notes	400,000	400,000
Convertible notes	857,850	622,500
Total corporate financing	$2,603,687	$2,371,771
Term Loans
As of March 31, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$927,500	+ 2.25%	+ 2.53%	April 23, 2026
B-2 Term Loan	$418,337	+ 2.75%	+ 3.42%	April 23, 2026

(1)The B-2 Term Loan borrowing is subject to a LIBOR floor of 0.50%.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Note 2 and Note 9 to our consolidated financial statements for additional discussion of our Term Loans.
Senior Secured Notes
As of March 31, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.

Convertible Notes
As of March 31, 2022 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
May 2017	$337,850	4.38%	4.85%	$35.67	May 5, 2022
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 28.0324, 27.6052, and 27.5702, respectively, for the May 2017, March 2018, and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective May 2017, March 2018, and March 2022 convertible notes supplemental indentures have not been exceeded as of March 31, 2022.
Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2022, 99% of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. As of March 31, 2022, the remaining 1% of our investments by total loan exposure earned a fixed rate of interest.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s net exposure to interest rates by currency as of March 31, 2022 (amounts in thousands):

	USD	EUR	GBP	All Other(5)
Floating rate loans(1)(2)	$18,086,702	€2,765,872	£2,172,428	$1,273,271
Floating rate debt(1)(2)(3)	(14,129,120)	(2,068,178)	(1,633,123)	(965,379)
Net floating rate exposure	$3,957,582	€697,694	£539,305	$307,892
Net floating rate exposure in USD(4)	$3,957,582	$772,139	$708,539	$307,892

(1)Our floating rate investments and related liabilities are indexed to the various benchmark rates relevant in each case in terms of currency and payment frequency. Therefore the net exposure to each benchmark rate is in direct proportion to our net assets indexed to that rate.
(2)As of March 31, 2022, $14.7 billion and $3.4 billion of floating rate loans were indexed to USD LIBOR and SOFR, respectively. As of March 31, 2022, $9.9 billion and $4.2 billion of floating rate debt was indexed to USD LIBOR and SOFR, respectively. As of March 31, 2022, one-month SOFR was 0.30% and one-month USD LIBOR was 0.45%.
(3)Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(4)Represents the U.S. Dollar equivalent as of March 31, 2022.
(5)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and December 31, 2021 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2022	December 31, 2021	$
Income from loans and other investments
Interest and related income	$234,432	$270,749	$(36,317)
Less: Interest and related expenses	100,714	96,809	3,905
Income from loans and other investments, net	133,718	173,940	(40,222)
Other expenses
Management and incentive fees	23,486	28,373	(4,887)
General and administrative expenses	12,360	11,060	1,300
Total other expenses	35,846	39,433	(3,587)
Decrease (increase) in current expected credit loss reserve	2,537	(9,568)	12,105
Income before income taxes	100,409	124,939	(24,530)
Income tax provision	146	77	69
Net income	100,263	124,862	(24,599)
Net income attributable to non-controlling interests	(576)	(922)	346
Net income attributable to Blackstone Mortgage Trust, Inc.	$99,687	$123,940	$(24,253)
Net income per share of common stock
Basic	$0.59	$0.76	$(0.17)
Diluted	$0.58	$0.76	$(0.18)
Weighted-average shares of common stock outstanding
Basic	169,254,059	162,056,782	7,197,277
Diluted	175,602,905	162,056,782	13,546,123
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $40.2 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021. The decrease was primarily due to (i) a decrease in prepayment fee income, (ii) an increase in the weighted-average principal balance of our outstanding financing arrangements by $1.0 billion for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, and (iii) two days less of net interest income accrued during the three months ended March 31, 2022, as compared to the three months ended December 31, 2021. This was offset by an increase in the weighted-average principal balance of our loan portfolio by $1.5 billion for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $3.6 million during the three months ended March 31, 2022 compared to the three months ended December 31, 2021 due to a decrease of $5.7 million of incentive fees payable to our Manager, primarily due to a decrease in Distributable Earnings. This was offset by an increase of (i) $1.2 million of additional non-cash restricted stock amortization related to shares awarded under our long-term incentive plans, (ii) $824,000 of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during the three months ended March 31, 2022, and (iii) $113,000 of other general operating expenses.

Changes in current expected credit loss reserve
During the three months ended March 31, 2022, we recorded a $2.5 million decrease in the CECL reserve, as compared to a $9.6 million increase during the three months ended December 31, 2021. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the three months ended March 31, 2022 and December 31, 2021, we recorded $576,000 and $922,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended March 31, 2022, we declared aggregate dividends of $0.62 per share, or $105.6 million. During the three months ended December 31, 2021, we declared aggregate dividends of $0.62 per share, or $104.3 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2022 and March 31, 2021 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	$
Income from loans and other investments
Interest and related income	$234,432	$187,524	$46,908
Less: Interest and related expenses	100,714	78,372	22,342
Income from loans and other investments, net	133,718	109,152	24,566
Other expenses
Management and incentive fees	23,486	19,207	4,279
General and administrative expenses	12,360	10,597	1,763
Total other expenses	35,846	29,804	6,042
Decrease in current expected credit loss reserve	2,537	1,293	1,244
Income before income taxes	100,409	80,641	19,768
Income tax provision	146	101	45
Net income	100,263	80,540	19,723
Net income attributable to non-controlling interests	(576)	(638)	62
Net income attributable to Blackstone Mortgage Trust, Inc.	$99,687	$79,902	$19,785
Net income per share of common stock
Basic	$0.59	$0.54	$0.05
Diluted	$0.58	$0.54	$0.04
Weighted-average shares of common stock outstanding
Basic	169,254,059	147,336,936	21,917,123
Diluted	175,602,905	147,336,936	28,265,969
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $24.6 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase in the weighted-average principal balance of our loan portfolio by $6.0 billion for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $5.3 billion for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $6.0 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to an increase of (i) $2.5 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2021, (ii) $1.8 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (iii) $1.2 million of other general operating expenses, primarily due to an increase in our loan portfolio during 2021 and 2022, and (iv) $563,000 of non-cash restricted stock amortization related to shares issued under our long-term incentive plans.
Changes in current expected credit loss reserve
During the three months ended March 31, 2022, we recorded a $2.5 million decrease in the CECL reserve, as compared to a $1.3 million decrease during the three months ended March 31, 2021. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Net income attributable to non-controlling interests
During the three months ended March 31, 2022 and March 31, 2021 , we recorded $576,000 and $638,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended March 31, 2022, we declared aggregate dividends of $0.62 per share, or $105.6 million. During the three months ended March 31, 2021, we declared aggregate dividends of $0.62 per share, or $91.2 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financing. As of March 31, 2022, our capitalization structure included $4.6 billion of common equity, $2.6 billion of corporate debt, and $18.4 billion of asset-level financing. Our $2.6 billion of corporate debt includes $1.3 billion of term loan borrowings, $400.0 million of senior secured notes, and $857.9 million of convertible notes, of which $337.9 million matures in May 2022. Our $18.4 billion of asset-level financing includes $13.1 billion of secured debt, $2.9 billion of securitizations, and $2.5 billion of asset-specific financings all of which are structured to produce term, currency and index matched funding with no margin call provisions based upon capital markets events.
As of March 31, 2022, we have $1.5 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2022	December 31, 2021
Debt-to-equity ratio(1)	3.4x	3.2x
Total leverage ratio(2)	4.5x	4.2x

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

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$309,425	$551,154
Available borrowings under secured debt	1,190,899	754,900
Loan principal payments held by servicer, net(1)	4,635	17,528
	$1,504,959	$1,323,582

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the three months ended March 31, 2022, we generated cash flow from operating activities of $90.1 million and received $1.2 billion of loan repayments, $887.8 million of net proceeds from secured debt borrowings, $294.0 million of net proceeds from the issuance of convertible notes, $245.3 million from the sale of a senior loan participation, $69.1 million of net proceeds from asset-specific debt, and $52.2 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our 2021 FL4, 2020 FL3, and 2020 FL2 CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,989,151 shares of class A common stock were available for issuance as of March 31, 2022, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $300.9 million of additional shares of our class A common stock as of March 31, 2022. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $13.1 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
As of March 31, 2022, we had unfunded commitments of $4.5 billion related to 126 loans receivable and $2.5 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $2.0 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.5 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2022 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$4,545,691	$335,837	$1,473,713	$1,877,084	$859,057
Principal repayments under secured debt(3)	13,117,249	114,552	4,843,419	7,337,027	822,251
Principal repayments under asset-specific debt(3)	469,766	—	—	469,766	—
Principal repayments of term loans(4)	1,345,837	13,738	27,477	1,304,622	—
Principal repayments of senior secured notes	400,000	—	—	400,000	—
Principal repayments of convertible notes(5)	857,850	557,850	—	300,000	—
Interest payments(3)(6)	1,319,163	384,602	605,962	325,201	3,398
Total(7)	$22,055,556	$1,406,579	$6,950,571	$12,013,700	$1,684,706

(1)Represents known and estimated short-term cash requirements related to our contractual obligations and commitments. Refer to the sources of liquidity section above for our sources of funds to satisfy our short-term cash requirements.
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
(4)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 9 for further details on our term loans.
(5)Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 11 to our consolidated financial statements for further details on our convertible notes.
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2022 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.8 billion of non-consolidated senior interests, and $244.4 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
We are also required to settle our foreign exchange derivatives with our derivative counterparties upon maturity which, depending on exchange rate movements, may result in cash received from or due to the respective counterparty. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 12 to our consolidated financial statements for details regarding our derivative contracts.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by operating activities	$90,098	$83,048
Cash flows used in investing activities	(1,688,750)	(523,591)
Cash flows provided by financing activities	1,360,093	431,693
Net decrease in cash and cash equivalents	$(238,559)	$(8,850)
We experienced a net decrease in cash and cash equivalents of $238.6 million for the three months ended March 31, 2022, compared to a net decrease of $8.9 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received (i) $1.2 billion from loan principal collections and sales proceeds, (ii) $887.8 million of net proceeds from secured debt borrowings, (iii) $294.0 million of net proceeds from the issuance of convertible notes, (iv) $245.3 million from the sale of a senior loan participation, (v) $69.1 million of net proceeds from asset-specific debt, and (vi) $52.2 million of net proceeds from the issuance of shares of class A common stock. We used the proceeds from these activities to fund $2.9 billion of new loans.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 7, 8, 11, and 13 to our consolidated financial statements for additional discussion of our secured debt, asset-specific debt, loan participations sold, convertible notes, and equity, respectively.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2022 and December 31, 2021, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries, or TRSs, are subject to federal, state, and local income tax on their net taxable income. Refer to Note 15 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our annual report on Form 10-K filed with the SEC on February 9, 2022.
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
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2022.
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
These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the three months ended March 31, 2022, we recorded an aggregate $2.5 million decrease in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $128.5 million as of March 31, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

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

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2022 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,160	$1,137	$1,134	+2.55%	+2.96%	12/23/2024	Dublin - IE	Office	$417 / sqft	74%	2
2	Senior Loan	3/22/2018	749	749	748	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
3	Senior Loan(4)	12/9/2021	770	676	387	+2.65%	+2.82%	12/9/2026	New York	Mixed-Use	$222 / sqft	50%	2
4	Senior Loan(4)	8/7/2019	746	544	108	+3.11%	+3.60%	9/9/2025	Los Angeles	Office	$358 / sqft	59%	3
5	Senior Loan	3/30/2021	529	529	525	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$98 / sqft	76%	2
6	Senior Loan	4/9/2018	1,487	523	512	+5.33%	+6.06%	6/9/2025	New York	Office	$525 / sqft	40%	2
7	Senior Loan(4)	8/6/2015	315	315	57	5.74%	5.85%	10/29/2022	Diversified - EUR	Other	n / a	71%	3
8	Senior Loan(4)	12/17/2021	448	440	87	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$13,716 / unit	61%	3
9	Senior Loan	8/22/2018	363	363	362	+3.15%	+3.28%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	2
10	Senior Loan	4/11/2018	355	345	344	+2.85%	+3.10%	5/1/2023	New York	Office	$437 / sqft	71%	3
11	Senior Loan	9/23/2019	387	340	338	+3.00%	+3.22%	11/15/2024	Diversified - Spain	Hospitality	$185,926 / key	62%	4
12	Senior Loan	10/25/2021	337	337	333	+4.30%	+4.62%	10/25/2024	Diversified - AU	Hospitality	$165,939 / key	56%	3
13	Senior Loan	1/11/2019	315	315	314	+4.35%	+4.70%	1/11/2026	Diversified - UK	Other	$312 / sqft	74%	4
14	Senior Loan	7/23/2021	500	307	302	+4.00%	+4.47%	8/9/2027	New York	Multi	$412,117 / unit	58%	3
15	Senior Loan	3/25/2022	306	306	302	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$139,447 / key	65%	3
16	Senior Loan(4)	11/22/2019	470	303	60	+3.70%	+4.17%	12/9/2025	Los Angeles	Office	$296 / sqft	69%	3
17	Senior Loan	2/27/2020	303	300	299	+2.70%	+3.04%	3/9/2025	New York	Multi	$940 / sqft	59%	2
18	Senior Loan	11/30/2018	286	286	285	n/m(7)%	n/m(7)%	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
19	Senior Loan	10/23/2018	290	277	276	+2.80%	+3.04%	11/9/2024	Atlanta	Office	$258 / sqft	64%	2
20	Senior Loan	12/11/2018	310	276	275	+2.55%	+2.77%	12/9/2023	Chicago	Office	$232 / sqft	78%	3
21	Senior Loan	9/30/2021	280	265	263	+2.50%	+2.77%	9/30/2026	Dallas	Multi	$139,884 / unit	74%	3
22	Senior Loan	7/15/2021	319	264	260	+4.25%	+4.73%	7/15/2026	Diversified - EUR	Hospitality	$201,770 / key	53%	3
23	Senior Loan	4/26/2021	264	264	262	+2.45%	+2.63%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
24	Senior Loan	9/29/2021	312	258	256	+2.70%	+2.92%	10/9/2026	Washington, DC	Office	$336 / sqft	66%	2
25	Senior Loan	11/30/2018	264	257	257	+2.80%	+3.03%	12/9/2024	San Francisco	Hospitality	$377,577 / key	73%	4
26	Senior Loan	9/14/2021	259	252	250	+2.50%	+2.76%	9/14/2026	Dallas	Multi	$203,644 / unit	72%	3
27	Senior Loan	2/23/2022	245	227	225	+2.60%	+2.84%	3/9/2027	Reno	Multi	$210,655 / unit	74%	3
28	Senior Loan	7/16/2021	240	223	221	+3.50%	+3.81%	2/15/2027	London - UK	Multi	$252,889 / unit	72%	3
29	Senior Loan	7/20/2017	250	223	222	+3.70%	+4.16%	8/9/2023	San Francisco	Office	$369 / sqft	58%	2
30	Senior Loan	9/16/2021	247	216	215	+3.80%	+4.49%	4/9/2024	San Francisco	Office	$272 / sqft	53%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	4/23/2021	$219	$209	$209	+3.65%	+3.77%	5/9/2024	Washington, DC	Office	$234 / sqft	57%	3
32	Senior Loan	8/31/2017	203	202	202	+2.50%	+2.85%	9/9/2023	Orange County	Office	$235 / sqft	64%	3
33	Senior Loan	6/28/2019	215	200	198	+3.70%	+4.37%	6/27/2024	London - UK	Office	$655 / sqft	71%	3
34	Senior Loan	6/27/2019	212	198	198	+2.80%	+3.16%	8/15/2026	Berlin - DEU	Office	$208 / sqft	62%	3
35	Senior Loan	9/30/2021	195	195	193	+3.75%	+4.10%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
36	Senior Loan	9/30/2021	245	194	192	+4.00%	+4.49%	9/30/2026	Diversified - Spain	Hospitality	$175,076 / key	60%	3
37	Senior Loan	9/25/2019	193	193	193	+4.35%	+4.93%	9/26/2023	London - UK	Office	$881 / sqft	72%	3
38	Senior Loan	11/23/2018	192	192	191	+2.62%	+2.87%	2/15/2024	Diversified - UK	Office	$571 / sqft	50%	3
39	Senior Loan(4)	3/23/2020	256	191	38	+3.75%	+4.47%	1/9/2025	Nashville	Other	$219 / sqft	60%	2
40	Senior Loan	12/22/2016	203	191	191	+3.90%	+4.65%	12/9/2023	New York	Office	$269 / sqft	64%	3
41	Senior Loan	6/4/2018	188	188	188	+3.50%	+3.76%	6/9/2024	New York	Hospitality	$309,308 / key	52%	4
42	Senior Loan	10/1/2019	248	182	181	+3.75%	+4.25%	10/9/2025	Atlanta	Office	$369 / sqft	68%	1
43	Senior Loan	11/5/2019	190	180	180	+3.85%	+4.45%	2/21/2025	Diversified - IT	Office	$405 / sqft	66%	3
44	Senior Loan	3/9/2022	177	177	176	+2.95%	+3.17%	8/15/2027	Various	Retail	$152 / sqft	55%	3
45	Senior Loan	2/15/2022	191	177	175	+2.90%	+3.14%	3/9/2027	Denver	Office	$353 / sqft	61%	3
46	Senior Loan	12/17/2021	178	175	174	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,680 / unit	48%	3
47	Senior Loan	9/5/2019	198	173	172	+2.75%	+3.26%	9/9/2024	New York	Office	$1,076 / sqft	62%	2
48	Senior Loan	9/30/2021	256	172	170	+3.00%	+3.35%	10/9/2028	Chicago	Office	$190 / sqft	74%	3
49	Senior Loan	9/26/2019	165	165	165	+3.10%	+3.34%	7/9/2023	New York	Office	$241 / sqft	65%	3
50	Senior Loan	9/4/2018	173	159	159	+3.00%	+3.39%	9/9/2023	Las Vegas	Hospitality	$192,600 / key	70%	3
51	Senior Loan	10/7/2021	165	159	158	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$323 / sqft	68%	3
52	Senior Loan	3/7/2022	156	156	155	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
53	Senior Loan	5/27/2021	205	154	153	+2.70%	+2.99%	6/9/2026	Atlanta	Office	$130 / sqft	66%	3
54	Senior Loan	8/24/2021	179	153	152	+3.10%	+3.41%	9/9/2026	San Jose	Office	$365 / sqft	65%	3
55	Senior Loan	8/31/2021	150	150	149	+3.15%	+3.42%	9/9/2026	Diversified - US	Retail	$299 / sqft	65%	3
56	Senior Loan	1/27/2022	178	149	147	+3.10%	+3.44%	2/9/2027	Dallas	Multi	$97,259 / unit	71%	3
57	Senior Loan	11/18/2021	149	149	148	+3.25%	+3.51%	10/21/2026	London - UK	Industrial	$203 / sqft	65%	2
58	Senior Loan	12/20/2019	148	148	147	+3.10%	+3.32%	12/18/2026	London - UK	Office	$748 / sqft	75%	2
59	Senior Loan	7/23/2021	244	146	144	+5.00%	+5.39%	8/9/2027	New York	Office	$473 / sqft	53%	3
60	Senior Loan	12/21/2021	141	141	139	+2.75%	+3.11%	12/21/2026	London - UK	Industrial	$489 / sqft	67%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	1/17/2020	$203	$139	$139	+2.75%	+3.07%	2/9/2025	New York	Mixed-Use	$115 / sqft	43%	3
62	Senior Loan	3/10/2020	140	131	131	+2.50%	+2.50%	10/11/2024	New York	Mixed-Use	$797 / sqft	53%	2
63	Senior Loan	9/14/2021	132	127	127	+2.70%	+2.95%	10/9/2026	San Bernardino	Multi	$256,774 / unit	75%	3
64	Senior Loan	11/27/2019	146	127	126	+2.75%	+3.13%	12/9/2024	Minneapolis	Office	$127 / sqft	64%	3
65	Senior Loan	11/17/2021	135	125	124	+2.80%	+3.15%	12/9/2026	Denver	Multi	$323,316 / unit	71%	3
66	Senior Loan	4/3/2018	126	125	125	+2.75%	+2.92%	4/9/2024	Dallas	Mixed-Use	$761 / sqft	64%	3
67	Senior Loan	3/29/2021	134	124	122	+3.90%	+4.49%	3/29/2026	Diversified - UK	Multi	$54,199 / unit	61%	3
68	Senior Loan	2/25/2022	124	124	123	+4.00%	+4.31%	2/25/2027	Copenhagen - DK	Industrial	$87 / sqft	69%	3
69	Senior Loan	3/28/2022	150	123	122	+3.05%	+3.35%	4/9/2027	Miami	Office	$338 / sqft	69%	3
70	Senior Loan	5/13/2021	199	121	120	+3.55%	+3.94%	6/9/2026	Boston	Office	$614 / sqft	64%	3
71	Senior Loan	3/17/2022	285	119	118	+3.75%	+4.51%	6/30/2025	London - UK	Office	$537 / sqft	62%	3
72	Senior Loan	6/1/2021	120	117	117	+2.85%	+3.05%	6/9/2026	Miami	Multi	$291,189 / unit	61%	2
73	Senior Loan	9/14/2018	117	117	117	+3.50%	+3.84%	9/14/2023	Canberra - AU	Mixed-Use	$344 / sqft	68%	3
74	Senior Loan	6/28/2019	125	117	117	+2.75%	+2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
75	Senior Loan	4/6/2021	123	117	116	+3.20%	+3.52%	4/9/2026	Los Angeles	Office	$494 / sqft	65%	3
76	Senior Loan	7/15/2019	145	117	116	+2.90%	+3.25%	8/9/2024	Houston	Office	$211 / sqft	58%	3
77	Senior Loan	10/21/2021	114	114	114	+2.90%	+3.15%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
78	Senior Loan	8/27/2021	122	114	113	+3.00%	+3.29%	9/9/2026	San Diego	Retail	$430 / sqft	58%	3
79	Senior Loan	12/21/2021	120	110	109	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$384 / sqft	68%	3
80	Senior Loan	5/20/2021	148	110	108	+3.60%	+4.00%	6/9/2026	San Jose	Office	$281 / sqft	65%	3
81	Senior Loan	1/7/2022	155	110	109	+3.70%	+3.70%	1/9/2027	Fort Lauderdale	Office	$283 / sqft	55%	2
82	Senior Loan	3/13/2018	123	105	105	+3.00%	+3.27%	4/9/2027	Honolulu	Hospitality	$162,093 / key	50%	3
83	Senior Loan	2/15/2022	106	104	103	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$237,844 / unit	73%	3
84	Senior Loan	2/20/2019	177	103	101	+3.95%	+5.69%	2/19/2024	London - UK	Office	$504 / sqft	61%	3
85	Senior Loan	12/29/2021	110	100	99	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$260 / sqft	64%	3
86	Senior Loan	12/21/2018	108	99	99	+2.60%	+2.85%	1/9/2024	Chicago	Office	$194 / sqft	72%	3
87	Senior Loan	7/1/2021	104	99	98	+3.10%	+3.35%	7/9/2026	Diversified - US	Retail	$281 / sqft	61%	3
88	Senior Loan	6/18/2021	99	99	98	+2.60%	+2.83%	7/9/2026	New York	Industrial	$52 / sqft	55%	2
89	Senior Loan	3/25/2020	118	98	98	+2.40%	+2.78%	3/31/2025	Diversified - NL	Multi	$120,029 / unit	65%	2
90	Senior Loan	10/1/2021	101	98	97	+2.75%	+3.02%	10/1/2026	Phoenix	Multi	$226,852 / unit	77%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	3/29/2022	$103	$98	$97	+2.70%	+2.96%	4/9/2027	Miami	Multi	$272,423 / unit	75%	3
92	Senior Loan	10/16/2018	106	97	97	+3.25%	+3.52%	11/9/2023	San Francisco	Hospitality	$211,959 / key	72%	4
93	Senior Loan	3/28/2019	97	97	97	+3.25%	+3.25%	1/9/2024	New York	Hospitality	$249,463 / key	63%	4
94	Senior Loan	10/28/2021	96	96	95	+2.90%	+3.25%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
95	Senior Loan	12/10/2018	117	95	94	+3.45%	+3.95%	12/3/2024	London - UK	Office	$452 / sqft	72%	3
96	Senior Loan	2/3/2021	111	93	92	+3.20%	+3.57%	2/9/2026	Austin	Office	$385 / sqft	56%	1
97	Senior Loan	10/27/2021	93	93	92	+2.50%	+2.69%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
98	Senior Loan	3/3/2022	92	92	91	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	3
99	Senior Loan	6/14/2021	100	92	92	+3.70%	+4.04%	7/9/2024	Miami	Office	$194 / sqft	65%	3
100	Senior Loan	3/31/2017	97	91	91	+4.30%	+4.54%	4/9/2023	New York	Office	$446 / sqft	64%	3
101	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
102	Senior Loan	12/15/2021	91	87	87	+2.85%	+3.10%	1/9/2027	Charlotte	Multi	$249,000 / unit	76%	3
103	Senior Loan	12/10/2021	135	87	86	+3.00%	+3.37%	1/9/2027	Miami	Office	$291 / sqft	49%	3
104	Senior Loan	6/25/2021	85	85	85	+2.75%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
105	Senior Loan	7/30/2021	87	81	81	+2.50%	+2.84%	8/9/2026	Los Angeles	Multi	$160,993 / unit	70%	3
106	Senior Loan	3/9/2022	92	80	79	+2.90%	+3.43%	3/9/2025	Boston	Office	$209 / sqft	68%	3
107	Senior Loan	7/29/2021	82	78	77	+2.65%	+3.02%	6/9/2026	Charlotte	Multi	$212,295 / unit	78%	3
108	Senior Loan	6/27/2019	84	77	77	+2.50%	+2.66%	7/9/2024	West Palm Beach	Office	$266 / sqft	70%	2
109	Senior Loan	11/23/2021	92	77	76	+2.75%	+3.08%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
110	Senior Loan	4/1/2021	102	76	75	+3.30%	+3.71%	4/9/2026	San Jose	Office	$507 / sqft	67%	3
111	Senior Loan	6/18/2019	75	75	75	+2.75%	+3.15%	7/9/2024	Napa Valley	Hospitality	$785,340 / key	74%	1
112	Senior Loan	12/30/2021	228	73	71	+4.35%	+5.05%	1/9/2028	Santa Monica	Multi	$132,635 / unit	50%	3
113	Senior Loan	7/23/2021	73	71	71	+3.00%	+3.02%	7/9/2024	New York	Multi	$403 / sqft	62%	2
114	Senior Loan	10/28/2021	69	69	69	+2.55%	+2.74%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
115	Senior Loan	1/26/2022	338	69	66	+4.10%	+4.56%	2/9/2027	Seattle	Office	$145 / sqft	56%	3
116	Senior Loan	1/30/2020	104	68	68	+2.85%	+3.22%	2/9/2026	Honolulu	Hospitality	$218,327 / key	63%	3
117	Senior Loan	9/22/2021	67	67	67	+3.00%	+3.16%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
118	Senior Loan	12/21/2021	74	67	66	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$195,588 / unit	77%	3
119	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
120	Senior Loan	12/10/2021	68	65	64	+2.85%	+3.19%	1/9/2027	Austin	Multi	$260,000 / unit	73%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	8/22/2019	$74	$65	$65	+2.55%	+2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
122	Senior Loan	10/5/2018	64	64	64	+5.50%	+5.92%	12/20/2022	Sydney - AU	Office	$683 / sqft	78%	3
123	Senior Loan	3/31/2022	70	62	62	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$136,602 / unit	71%	3
124	Senior Loan	3/31/2021	62	62	62	+3.73%	+3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	2
125	Senior Loan	12/23/2021	62	62	61	+2.18%	+2.99%	9/1/2023	New York	Office	$144 / sqft	71%	3
126	Senior Loan	7/30/2021	62	62	62	+2.75%	+2.94%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
127	Senior Loan	12/15/2021	151	61	59	+3.32%	+4.69%	12/15/2026	Dublin - IE	Multi	$1,089,851 / unit	79%	3
128	Senior Loan	6/29/2017	61	61	61	+3.40%	+4.16%	7/9/2023	New York	Multi	$177,479 / unit	69%	4
129	Senior Loan	8/27/2021	63	61	60	+3.85%	+4.37%	9/9/2026	Diversified - US	Hospitality	$112,208 / key	67%	3
130	Senior Loan	8/14/2019	70	59	58	+2.45%	+2.90%	9/9/2024	Los Angeles	Office	$670 / sqft	57%	3
131	Senior Loan	9/29/2021	62	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
132	Senior Loan	12/17/2021	58	58	57	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
133	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
134	Senior Loan	6/30/2021	65	58	57	+2.90%	+3.19%	7/9/2026	Nashville	Office	$236 / sqft	71%	3
135	Senior Loan	4/15/2021	66	57	57	+3.00%	+3.30%	5/9/2026	Austin	Office	$277 / sqft	73%	3
136	Senior Loan	11/11/2021	59	56	55	+3.95%	+4.74%	8/6/2026	London - UK	Hospitality	$199,416 / key	40%	3
137	Senior Loan	12/10/2020	61	55	55	+3.25%	+3.54%	1/9/2026	Fort Lauderdale	Office	$191 / sqft	68%	3
138	Senior Loan	6/28/2021	55	55	55	+3.60%	+4.86%	2/15/2023	Diversified - Spain	Hospitality	$139,889 / key	56%	3
139	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
140	Senior Loan	12/14/2018	60	52	52	+2.90%	+3.14%	1/9/2024	Diversified - US	Industrial	$39 / sqft	57%	2
141	Senior Loan	11/30/2016	61	52	52	+3.10%	+3.22%	12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
142	Senior Loan	6/26/2019	67	52	52	+3.35%	+3.66%	6/20/2024	London - UK	Office	$586 / sqft	61%	3
143	Senior Loan	7/30/2021	59	51	51	+2.75%	+2.96%	8/9/2026	Tampa	Multi	$128,174 / unit	71%	3
144	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
145	Senior Loan	2/17/2021	53	51	51	+3.55%	+3.75%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
146	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
147	Senior Loan	8/5/2021	57	49	49	+2.90%	+3.04%	8/9/2026	Denver	Office	$186 / sqft	70%	3
148	Senior Loan	12/17/2021	66	49	48	+4.35%	+4.93%	1/9/2026	Diversified - US	Other	$3,693 / unit	37%	3
149	Senior Loan	2/20/2019	54	48	48	+3.50%	+3.92%	3/9/2024	Calgary - CAN	Office	$133 / sqft	52%	2
150	Senior Loan	7/20/2021	48	48	48	+2.75%	+3.09%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 203	Senior Loan(4)	Various	2,791	1,735	1,685	+3.05%	+3.52%	3.7 yrs	Various	Various	Various	62%	2.7
	CECL reserve				(122)
	Loans receivable, net		$30,827	$25,628	$23,587	+3.25%	+3.60%	3.5 yrs				65%	2.8

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
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2022, seven loans in our portfolio have been financed with an aggregate $1.8 billion of non-consolidated senior interest, which are included in the table above.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of March 31, 2022, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 1% of our loans earned a fixed rate of interest, which we reflect as a spread over the relevant floating benchmark rates, as of March 31, 2022, for purposes of the weighted-averages. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)Loan is accounted for under the cost-recovery method.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2022, 99% of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. As of March 31, 2022 the remaining 1% of our investments by total investment exposure earned a fixed rate of interest.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, and the Swiss Average Rate Overnight, or SARON, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts that mature after June 30, 2023 which do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of March 31, 2022, one-month SOFR is utilized as the floating benchmark rate on 37 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, and certain borrowings under eight of our credit facilities. As of March 31, 2022, the one-month SOFR was 0.30% and one-month USD LIBOR was 0.45%. Additionally, as of March 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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

Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of our Annual Report on Form 10-K filed on February 9, 2022.

The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following March 31, 2022, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended March 31, 2022 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of March 31, 2022(2)
		Increase in Rates				Decrease in Rates
		50 Basis Points	100 Basis Points	150 Basis Points	200 Basis Points	50 Basis Points
Floating rate assets	$25,275,100	$64,894	$144,804	$235,503	$333,463	$(20,823)
Floating rate liabilities(3)	(19,528,948)	(63,426)	(136,772)	(211,633)	(289,280)	27,082
Net exposure	$5,746,152	$1,468	$8,032	$23,870	$44,183	$6,259

(1)Reflects the USD equivalent value of floating rate assets and liabilities denominated in foreign currencies.
(2)Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 14 to our consolidated financial statements for additional details of our incentive fee calculation.
(3)Includes amounts outstanding under secured debt, securitizations, asset-specific financings, and term loans.
Investment Portfolio Value
As of March 31, 2022, 1% of our portfolio by total loan exposure earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. We generally hold all of our loans to maturity and so do not expect to realize gains or losses on our fixed rate loan portfolio as a result of movements in market interest rates.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the additional debt service payments due from our borrowers may strain the operating cash flows of the collateral real estate assets and, potentially, contribute to non-performance or, in severe cases, default. This risk is partially mitigated by various facts we consider during our underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party.
Credit Risks
Our loans are also subject to credit risk. The performance and value of our loans depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our Manager’s asset management team reviews our loan portfolios and in certain instances is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility, such as the COVID-19 pandemic. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low origination weighted-average LTV of 64.6% as of March 31, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans.

Our Manager’s portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from its position as part of Blackstone’s real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
The nature of our loans also exposes us to the risk that our counterparties do not make required interest and principal payments on scheduled due dates. We seek to manage this risk through a comprehensive credit analysis prior to making a loan and active monitoring of the asset portfolios that serve as our collateral, as further discussed above.
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our foreign currency assets to the currency of the borrowings that finance those assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of March 31, 2022.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2022
	EUR	GBP	All Other(4)
Foreign currency assets(1)(2)	€2,806,434	£2,450,287	$1,285,343
Foreign currency liabilities(1)	(2,070,637)	(1,835,418)	(969,402)
Foreign currency contracts – notional	(718,782)	(609,787)	(307,956)
Net exposure to exchange rate fluctuations	€17,015	£5,082	$7,985
Net exposure to exchange rate fluctuations in USD(3)	$18,831	$6,677	$7,985

(1)Balances include non-consolidated senior interests of £196.3 million.
(2)British Pound Sterling balance includes a loan that is partially denominated in Euros, with an outstanding principal balance of €8.3 million as of March 31, 2022, that is hedged to British Pound Sterling exposure through a foreign currency forward contract. Refer to Note 12 to our consolidated financial statements for additional discussion of our foreign currency derivatives.
(3)Represents the U.S. Dollar equivalent as of March 31, 2022.
(4)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a–15(f) of the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
Master Repurchase Agreement and Securities Contract with MUFG Bank, Ltd.
On February 11, 2022, Parlex 18 Finco, LLC, a wholly-owned subsidiary of the Company, or the Seller, entered into a Master Repurchase Agreement and Securities Contract with MUFG Bank, Ltd., New York Branch, or the Master Repurchase Agreement. The Master Repurchase Agreement provides for advances of up to $1.0 billion in the aggregate, which we expect to use to finance the acquisition and origination of eligible loans. The foregoing description does not purport to be complete and is qualified in its entirety by reference to complete terms of the agreement, which is filed as Exhibit 10.2 to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

4.1
Fourth Supplemental Indenture, dated March 29, 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on March 29, 2022 and incorporated herein by reference)

4.2	Form of 5.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.1)

10.1	Amendment No. 14 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.2	Master Repurchase Agreement, dated as of February 11, 2022, by and between Parlex 18 Finco, LLC and MUFG Bank, Ltd., New York Branch

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________
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

BLACKSTONE MORTGAGE TRUST, INC.

April 27, 2022	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

April 27, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)