Form 10-Q
period 2022-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2022-07-27
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of July 20, 2022 was 170,297,049.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$283,580	$551,154
Loans receivable	24,831,546	22,003,017
Current expected credit loss reserve	(133,024)	(124,679)
Loans receivable, net	24,698,522	21,878,338
Other assets	461,145	273,797
Total Assets	$25,443,247	$22,703,289
Liabilities and Equity
Secured debt, net	$13,905,949	$12,280,042
Securitized debt obligations, net	2,841,901	2,838,062
Asset-specific debt, net	860,007	393,824
Loan participations sold, net	225,884	—
Term loans, net	1,809,942	1,327,406
Senior secured notes, net	394,562	394,010
Convertible notes, net	512,994	619,876
Other liabilities	229,021	231,358
Total Liabilities	20,780,260	18,084,578
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 170,295,049 and 168,179,798 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,703	1,682
Additional paid-in capital	5,440,364	5,373,029
Accumulated other comprehensive income	7,078	8,308
Accumulated deficit	(811,554)	(794,832)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,637,591	4,588,187
Non-controlling interests	25,396	30,524
Total Equity	4,662,987	4,618,711
Total Liabilities and Equity	$25,443,247	$22,703,289

Note: The consolidated balance sheets as of June 30, 2022 and December 31, 2021 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both June 30, 2022 and December 31, 2021, assets of the consolidated VIEs totaled $3.5 billion, and liabilities of the consolidated VIEs totaled $2.8 billion. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from loans and other investments
Interest and related income	$283,687	$196,303	$518,119	$383,827
Less: Interest and related expenses	136,619	82,352	237,333	160,723
Income from loans and other investments, net	147,068	113,951	280,786	223,104
Other expenses
Management and incentive fees	27,065	21,545	50,551	40,752
General and administrative expenses	12,409	10,669	24,769	21,267
Total other expenses	39,474	32,214	75,320	62,019
(Increase) decrease in current expected credit loss reserve	(12,983)	50,906	(10,446)	52,199
Income before income taxes	94,611	132,643	195,020	213,284
Income tax provision	746	175	892	276
Net income	93,865	132,468	194,128	213,008
Net income attributable to non-controlling interests	(615)	(873)	(1,191)	(1,511)
Net income attributable to Blackstone Mortgage Trust, Inc.	$93,250	$131,595	$192,937	$211,497
Net income per share of common stock
Basic	$0.55	$0.89	$1.14	$1.44
Diluted	$0.54	$0.89	$1.12	$1.44
Weighted-average shares of common stock outstanding
Basic	170,665,601	147,342,822	169,963,730	147,339,895
Diluted	185,009,805	147,342,822	180,332,341	147,339,895
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$93,865	$132,468	$194,128	$213,008
Other comprehensive (loss) income
Unrealized (loss) gain on foreign currency translation	(130,207)	15,553	(175,429)	(19,404)
Realized and unrealized gain (loss) on derivative financial instruments	128,685	(16,094)	174,199	18,977
Other comprehensive loss	(1,522)	(541)	(1,230)	(427)
Comprehensive income	92,343	131,927	192,898	212,581
Comprehensive income attributable to non-controlling interests	(615)	(873)	(1,191)	(1,511)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$91,728	$131,054	$191,707	$211,070
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06, See Note 2	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	21	52,138	—	—	52,159	—	52,159
Restricted class A common stock earned	—	8,472	—	—	8,472	—	8,472
Dividends reinvested	—	246	—	—	246	—	246
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	99,687	99,687	576	100,263
Other comprehensive income	—	—	292	—	292	—	292
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,801)	(105,801)	—	(105,801)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(9,241)	(9,241)
Balance at March 31, 2022	$1,703	$5,431,627	$8,600	$(798,992)	$4,642,938	$26,899	$4,669,837
Restricted class A common stock earned	—	8,245	—	—	8,245	—	8,245
Dividends reinvested	—	319	—	—	319	—	319
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	93,250	93,250	615	93,865
Other comprehensive loss	—	—	(1,522)	—	(1,522)	—	(1,522)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,812)	(105,812)	—	(105,812)
Distributions to non-controlling interests	—	—	—	—	—	(2,118)	(2,118)
Balance at June 30, 2022	$1,703	$5,440,364	$7,078	$(811,554)	$4,637,591	$25,396	$4,662,987

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	7,958	—	—	7,958	—	7,958
Dividends reinvested	—	204	—	—	204	—	204
Deferred directors’ compensation	—	125	—	—	125	—	125
Net income	—	—	—	79,902	79,902	638	80,540
Other comprehensive income	—	—	114	—	114	—	114
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(91,349)	(91,349)	—	(91,349)
Contributions from non-controlling interests	—	—	—	—	—	13,448	13,448
Distributions to non-controlling interests	—	—	—	—	—	(11,180)	(11,180)
Balance at March 31, 2021	$1,470	$4,711,000	$11,284	$(840,731)	$3,883,023	$21,070	$3,904,093
Restricted class A common stock earned	—	7,895	—	—	7,895	—	7,895
Dividends reinvested	—	211	—	—	211	—	211
Deferred directors’ compensation	—	125	—	—	125	—	125
Net income	—	—	—	131,595	131,595	873	132,468
Other comprehensive loss	—	—	(541)	—	(541)	—	(541)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(91,347)	(91,347)	—	(91,347)
Contributions from non-controlling interests	—	—	—	—	—	14,745	14,745
Distributions to non-controlling interests	—	—	—	—	—	(10,694)	(10,694)
Balance at June 30, 2021	$1,470	$4,719,231	$10,743	$(800,483)	$3,930,961	$25,994	$3,956,955

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$194,128	$213,008
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	17,068	16,105
Amortization of deferred fees on loans and debt securities	(38,740)	(28,674)
Amortization of deferred financing costs and premiums/ discount on debt obligations	22,059	19,277
Increase (decrease) in current expected credit loss reserve	10,446	(52,199)
Unrealized gain on assets denominated in foreign currencies, net	(31)	(7,065)
Unrealized (gain) loss on derivative financial instruments, net	(713)	635
Realized (gain) loss on derivative financial instruments, net	(4,326)	3,119
Changes in assets and liabilities, net
Other assets	(39,865)	(4,261)
Other liabilities	23,570	5,428
Net cash provided by operating activities	183,596	165,373
Cash flows from investing activities
Principal fundings of loans receivable	(5,589,977)	(3,636,063)
Principal collections and sales proceeds from loans receivable and debt securities	2,004,323	2,670,773
Origination and exit fees received on loans receivable	58,716	41,262
Receipts under derivative financial instruments	129,010	23,194
Payments under derivative financial instruments	(6,528)	(72,478)
Collateral deposited under derivative agreements	—	(81,430)
Return of collateral deposited under derivative agreements	—	129,770
Net cash used in investing activities	(3,404,456)	(924,972)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from financing activities
Borrowings under secured debt	$4,246,219	$4,230,404
Repayments under secured debt	(2,183,131)	(3,332,395)
Proceeds from issuance of securitized debt obligations	—	803,750
Repayment of securitized debt obligations	—	(888,763)
Borrowings under asset-specific debt	551,893	77,975
Repayments under asset-specific debt	(78,659)	(178,073)
Proceeds from sale of loan participations	245,278	—
Net proceeds from issuance of term loans	492,500	298,500
Repayments of term loans	(6,869)	(6,625)
Net proceeds from issuance of convertible notes	294,000	—
Repayment of convertible notes	(402,500)	—
Payment of deferred financing costs	(30,489)	(22,811)
Contributions from non-controlling interests	5,040	28,193
Distributions to non-controlling interests	(11,359)	(21,874)
Net proceeds from issuance of class A common stock	52,155	—
Dividends paid on class A common stock	(209,847)	(182,163)
Net cash provided by financing activities	2,964,231	806,118
Net (decrease) increase in cash, cash equivalents, and restricted cash	(256,629)	46,519
Cash, cash equivalents, and restricted cash at beginning of period	551,154	289,970
Effects of currency translation on cash, cash equivalents, and restricted cash	(10,945)	3,063
Cash, cash equivalents, and restricted cash at end of period	$283,580	$339,552
Supplemental disclosure of cash flows information
Payments of interest	$(188,611)	$(140,601)
(Payments) receipts of income taxes	$(407)	$141
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(105,583)	$(91,150)
Loan principal payments held by servicer, net	$189,909	$27,612
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. During the six months ended June 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion of our VIEs.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. During the course of the pandemic, many countries have re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available as of June 30, 2022, however uncertainty over the ultimate impact of COVID-19, rising inflation and increases in interest rates on the global economy generally, and our business in particular, makes any estimates and assumptions as of June 30, 2022 inherently less certain than they would be absent the current and potential impacts of COVID-19, macroeconomic changes, and geopolitical events. Actual results may ultimately differ materially from those estimates.
Revenue Recognition
Interest income from our loans receivable portfolio and debt securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan or debt security as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash on our consolidated balance sheets to the total amount shown on our consolidated statements of cash flows ($ in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$283,580	$289,552
2021 FL4 CLO restricted cash	—	50,000
Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$283,580	$339,552
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $623.3 million and $531.2 million as of June 30, 2022 and December 31, 2021, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Impaired Loans: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Credit Quality Indicator
Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. We perform a quarterly risk review of our portfolio of loans, and assigns each loan a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “l” through “5,” from less risk to greater risk, relative to our loan portfolio in the aggregate, which ratings are defined as follows:
1 -Very Low Risk
2 -Low Risk
3 -Medium Risk
4 -High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.
5 -Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2022.

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
The estimated value of each asset reported at fair value using Level 3 inputs is determined by an internal committee composed of members of our senior management, including our Chief Executive Officer, Chief Financial Officer, and other senior officers.
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 17. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-party dealers. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.
As of June 30, 2022, we had a $54.9 million CECL reserve specifically related to one of our loans receivable with an outstanding principal balance of $286.3 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2022. This loan receivable is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used to estimate the fair value of this loan receivable include the exit capitalization rate assumption of 4.80% used to forecast the future sale price of the underlying real estate collateral and the unlevered discount rate of 8.30%, in addition to reviewing comparable sales on a per-key basis.
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

•Loans receivable, net: The fair values of these loans were estimated using a discounted cash flow methodology, taking into consideration various factors including capitalization rates, discount rates, leasing, credit worthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.

•Debt securities held-to-maturity: The fair value of these instruments was estimated by utilizing third-party pricing service providers assuming the securities are not sold prior to maturity. In determining the value of a particular

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are currently evaluating the impact ASU 2022-02 will have on our consolidated financial statements.
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
In August 2020, the FASB issued ASU 2020-06, described above under “Convertible Notes.” We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, of $476,000, as of January 1, 2022. In addition, the adoption of ASU 2020-06 decreased our diluted earnings per share by $0.02 for the six months ended June 30, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 43 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, and certain borrowings under eight of our credit facilities. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2022	December 31, 2021
Number of loans	205	188
Principal balance	$25,001,207	$22,156,437
Net book value	$24,698,522	$21,878,338
Unfunded loan commitments(1)	$4,623,298	$4,180,128
Weighted-average cash coupon(2)	+ 3.28%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.64%	+ 3.52%
Weighted-average maximum maturity (years)(3)	3.5	3.4

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices, as applicable to each loan. As of June 30, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. As of December 31, 2021, 99.5% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.5% of our loans earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2022, 58% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 42% were open to repayment by the borrower without penalty. As of December 31, 2021, 56% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.

The following table details the index rate floors for our loans receivable portfolio as of June 30, 2022 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$—	$37,500
0.00% or no floor(2)	3,929,778	7,416,949	11,346,727
0.01% to 1.00% floor	9,483,006	700,123	10,183,129
1.01% to 1.50% floor	2,421,615	59,366	2,480,981
1.51% to 2.00% floor	687,584	—	687,584
2.01% or more floor	216,126	49,160	265,286
Total(3)	$16,775,609	$8,225,598	$25,001,207

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes a $286.3 million loan accounted for under the cost-recovery method.
(3)As of June 30, 2022, the weighted-average index rate floor of our loan portfolio was 0.32%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.58%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2021	$22,156,437	$(153,420)	$22,003,017
Loan fundings	5,589,977	—	5,589,977
Loan repayments and sales	(2,101,793)	—	(2,101,793)
Unrealized (loss) gain on foreign currency translation	(643,414)	4,851	(638,563)
Deferred fees and other items	—	(58,716)	(58,716)
Amortization of fees and other items	—	37,624	37,624
Loans Receivable, as of June 30, 2022	$25,001,207	$(169,661)	$24,831,546
CECL reserve			(133,024)
Loans Receivable, net, as of June 30, 2022			$24,698,522

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

June 30, 2022
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	67	$9,735,435	$10,771,841	41%
Multifamily	83	6,392,372	6,500,608	25
Hospitality	29	4,979,191	5,014,033	19
Industrial	8	1,547,660	1,636,239	6
Retail	9	1,105,177	1,145,756	4
Other	9	1,071,711	1,440,984	5
Total loans receivable	205	$24,831,546	$26,509,461	100%
CECL reserve		(133,024)
Loans receivable, net		$24,698,522

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Sunbelt	78	$6,530,957	$6,792,543	26%
Northeast	40	5,341,968	5,667,952	21
West	34	3,476,401	4,394,168	17
Midwest	10	1,001,165	1,107,264	4
Northwest	6	317,396	321,937	1
Subtotal	168	16,667,887	18,283,864	69
International
United Kingdom	20	3,179,066	3,210,116	12
Australia	5	1,451,073	1,463,974	6
Spain	4	1,241,840	1,247,087	5
Ireland	2	1,103,546	1,109,382	4
Sweden	1	482,377	486,202	2
Canada	1	49,071	49,160	—
Other Europe	4	656,686	659,676	2
Subtotal	37	8,163,659	8,225,597	31
Total loans receivable	205	$24,831,546	$26,509,461	100%
CECL reserve		(133,024)
Loans receivable, net		$24,698,522

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests as of June 30, 2022.

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

Loan Risk Ratings
As further described in Note 2, we evaluate our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan, and assign a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, risk of loss, current LTV, debt yield, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	June 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	12	$836,222	$868,722	8	$642,776	$645,854
2	39	5,856,051	6,178,959	28	5,200,533	5,515,250
3	143	15,773,096	17,089,166	141	13,604,027	14,944,045
4	10	2,081,368	2,086,305	10	2,270,872	2,277,653
5	1	284,809	286,309	1	284,809	286,309
Total loans receivable	205	$24,831,546	$26,509,461	188	$22,003,017	$23,669,111
CECL reserve		(133,024)			(124,679)
Loans receivable, net		$24,698,522			$21,878,338

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests as of both June 30, 2022 and December 31, 2021, respectively.
(2)Excludes investment exposure to the 2018 Single Asset Securitization of $379.3 million as of December 31, 2021. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.
The weighted-average risk rating of our total loan exposure was 2.8 as of both June 30, 2022 and December 31, 2021.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Decrease in CECL reserve	(644)	(54)	(1,760)	—	(2,458)
CECL reserve as of March 31, 2022	$26,241	$10,209	$30,897	$54,874	$122,221
Increase in CECL reserve	7,070	1,135	2,598	—	10,803
CECL reserve as of June 30, 2022	$33,311	$11,344	$33,495	$54,874	$133,024

CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Increase (decrease) in CECL reserve	1,539	(3,134)	146	—	(1,449)
CECL reserve as of March 31, 2021	$44,534	$24,600	$33,305	$69,661	$172,100
Decrease in CECL reserve	(26,861)	(15,771)	(523)	—	(43,155)
CECL reserve as of June 30, 2021	$17,673	$8,829	$32,782	$69,661	$128,945

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Previously, we entered into loan modifications related to a multifamily asset in New York City, which were classified as troubled debt restructurings under GAAP. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million, which remains unchanged as of June 30, 2022. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of June 30, 2022. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021. No income was recorded on this loan during the six months ended June 30, 2021.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of June 30, 2022, this loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, and a CECL reserve of $54.9 million, which was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2022. No income was recorded on this loan during both the six months ended June 30, 2022 and 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of June 30, 2022 and December 31, 2021, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of June 30, 2022
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
U.S. loans
1	$114,778	$469,851	$6,700	$199,931	$—	$44,962	$836,222
2	—	1,782,773	488,540	152,672	1,384,866	—	3,808,851
3	2,056,145	6,111,427	266,095	941,151	1,110,221	519,455	11,004,494
4	—	—	—	96,542	535,707	150,331	782,580
5	—	—	—	—	—	—	—
Total U.S. loans	$2,170,923	$8,364,051	$761,335	$1,390,296	$3,030,794	$714,748	$16,432,147
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	163,027	619,169	92,847	1,172,157	—	—	2,047,200
3	971,870	1,495,245	—	847,533	146,416	—	3,461,064
4	—	—	—	325,688	—	—	325,688
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$1,134,897	$2,114,414	$92,847	$2,345,378	$146,416	$—	$5,833,952
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	1,130,039	—	—	—	177,499	—	1,307,538
4	—	—	—	290,945	682,155	—	973,100
5	—	—	—	—	—	—	—
Total unique loans	$1,130,039	$—	$—	$290,945	$859,654	$—	$2,280,638
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	284,809	—	284,809
Total impaired loans	$—	$—	$—	$—	$284,809	$—	$284,809
Total loans receivable
1	$114,778	$469,851	$6,700	$199,931	$—	$44,962	$836,222
2	163,027	2,401,942	581,387	1,324,829	1,384,866	—	5,856,051
3	4,158,054	7,606,672	266,095	1,788,684	1,434,136	519,455	15,773,096
4	—	—	—	713,175	1,217,862	150,331	2,081,368
5	—	—	—	—	284,809	—	284,809
Total loans receivable	$4,435,859	$10,478,465	$854,182	$4,026,619	$4,321,673	$714,748	$24,831,546
CECL reserve							(133,024)
Loans receivable, net							$24,698,522

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of June 30, 2022 and December 31, 2021, our Multifamily Joint Venture held $802.2 million and $746.9 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2022	December 31, 2021
Loan portfolio payments held by servicer(1)	$252,401	$77,624
Accrued interest receivable	123,517	86,101
Derivative assets	83,982	30,531
Accounts receivable and other assets	503	572
Prepaid expenses	742	956
Debt securities held-to-maturity(2)	—	78,083
CECL reserve	—	(70)
Debt securities held-to-maturity, net	—	78,013
Total	$461,145	$273,797

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $379.3 million as of December 31, 2021, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. During the six months ended June 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

Debt Securities Held-To-Maturity Total
CECL reserve as of December 31, 2021	$70
Decrease in CECL reserve	(70)
CECL reserve as March 31, 2022	$—
Decrease in CECL reserve	—
CECL reserve as of June 30, 2022	$—

CECL reserve as of December 31, 2020	$1,723
Decrease in CECL reserve	(834)
CECL reserve as of March 31, 2021	$889
Decrease in CECL reserve	(767)
CECL reserve as of June 30, 2021	$122

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2022	December 31, 2021
Accrued dividends payable	$105,583	$104,271
Accrued interest payable	55,334	29,851
Accrued management and incentive fees payable	27,065	28,373
Secured debt repayments pending servicer remittance(1)	22,117	47,664
Current expected credit loss reserve for unfunded loan commitments(2)	8,434	6,263
Accounts payable and other liabilities	7,899	9,046
Derivative liabilities	2,589	5,890
Total	$229,021	$231,358

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2022, we had unfunded commitments of $4.6 billion related to 125 loans receivable. The expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and six months ended June 30, 2022 and 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Unfunded Loan Commitments
CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase (decrease) in CECL reserve	209	(218)	—	—	(9)
CECL reserve as of March 31, 2022	$4,281	$1,973	$—	$—	$6,254
Increase in CECL reserve	2,042	138	—	—	2,180
CECL reserve as of June 30, 2022	$6,323	$2,111	$—	$—	$8,434

CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Increase (decrease) in CECL reserve	216	778	(4)	—	990
CECL reserve as of March 31, 2021	$7,169	$3,772	$80	$—	$11,021
Decrease in CECL reserve	(4,315)	(2,632)	(37)	—	(6,984)
CECL reserve as of June 30, 2021	$2,854	$1,140	$43	$—	$4,037

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and acquisition facility. During the six months ended June 30, 2022, we obtained approval for $3.7 billion of new borrowings against $4.7 billion of collateral assets. Additionally, during the six months ended June 30, 2022, we (i) entered into one new secured credit facility providing $1.0 billion of credit capacity and (ii) we increased the size of six existing secured credit facilities providing an aggregate $1.4 billion of additional credit capacity. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2022	December 31, 2021
Secured credit facilities	$13,932,436	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,932,436	$12,299,580
Deferred financing costs(1)	(26,487)	(19,538)
Net book value of secured debt	$13,905,949	$12,280,042

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
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2022 ($ in thousands):

June 30, 2022
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$8,101,964	2/8/2026	142	$11,873,368	2/8/2026	34%	25% - 100%
EUR	6	2,119,463	7/9/2025	10	2,818,786	7/17/2025	45%	25% - 100%
GBP	6	2,057,777	1/15/2026	18	2,698,806	1/17/2026	26%	25% - 50%
Others(5)	4	1,653,232	5/23/2027	8	2,094,593	5/8/2027	25%	25%
Total	14	$13,932,436	2/27/2026	177	$19,485,553	2/24/2026	34%	25% - 100%

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
(5)Includes Australian Dollar, Canadian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of June 30, 2022 and December 31, 2021 ($ in thousands):

	Six Months Ended June 30, 2022	June 30, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,670	$8,110,825	+1.52%	$10,957,198	+3.19%	+1.67%
+ 1.51% to + 1.75%	322,306	2,630,077	+1.88%	3,986,106	+3.58%	+1.70%
+ 1.76% to + 2.00%	480,738	1,404,894	+2.16%	2,077,065	+4.15%	+1.99%
+ 2.01% or more	927,553	1,786,640	+2.57%	2,465,184	+4.84%	+2.27%
Total	$3,060,267	$13,932,436	+1.79%	$19,485,553	+3.58%	+1.79%

	Year Ended December 31, 2021	December 31, 2021
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$5,306,925	$7,746,026	+1.52%	$10,193,801	+3.18%	+1.66%
+ 1.51% to + 1.75%	1,477,177	2,710,587	+1.88%	3,977,492	+3.55%	+1.67%
+ 1.76% to + 2.00%	668,470	998,781	+2.13%	1,458,074	+4.28%	+2.15%
+ 2.01% or more	310,991	844,186	+2.49%	1,413,014	+4.75%	+2.26%
Total	$7,763,563	$12,299,580	+1.72%	$17,042,381	+3.49%	+1.77%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of June 30, 2022 and December 31, 2021, respectively, for new financings during the six months ended June 30, 2022 and year ended December 31, 2021, respectively, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(4)Represents the weighted-average all-in cost as of June 30, 2022 and December 31, 2021, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of June 30, 2022, there was an aggregate $1.0 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 4, 2023.
During the six months ended June 30, 2022, we had no borrowings under the acquisition facility. During the three months ended June 30, 2022, we recorded interest expense of $303,000, including $81,000 of amortization of deferred fees and expenses. During the six months ended June 30, 2022, we recorded interest expense of $608,000, including $168,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the year ended December 31, 2021, we had no borrowings under the acquisition facility. During the three months ended June 30, 2021, we recorded interest expense of $221,000 including $96,000 of amortization of deferred fees and expenses. During the six months ended June 30, 2021 we recorded interest expense of $618,000, including $178,000 of amortization of deferred fees and expenses.
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.5 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to June 30, 2022; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2022 and December 31, 2021, we were in compliance with these covenants.

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
The following tables detail our securitized debt obligations ($ in thousands):

	June 30, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	32	$1,000,000	$1,000,000	+ 3.51%	April 2025
Financing provided	1	803,750	798,466	+ 1.57%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	16	1,000,000	1,000,000	+ 3.21%	October 2024
Financing provided	1	808,750	805,362	+ 2.03%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	18	1,500,000	1,500,000	+ 3.31%	September 2024
Financing provided	1	1,243,125	1,238,073	+ 1.39%	February 2038
Total
Collateral assets	66	$3,500,000	$3,500,000	+ 3.34%
Financing provided(4)	3	$2,855,625	$2,841,901	+ 1.62%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and one-month SOFR, as applicable to each securitized debt obligation. As of June 30, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of June 30, 2022, one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and six months ended June 30, 2022, we recorded $15.5 million and $26.5 million, respectively, of interest expense related to our securitized debt obligations.

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
(4)During the three and six months ended June 30, 2021, we recorded $12.4 million and $24.5 million, respectively, of interest expense related to our securitized debt obligations.
7. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	June 30, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$1,022,146	$1,003,394	+ 4.30%	March 2026
Financing provided	4	$870,684	$860,007	+ 3.02%	March 2026

	December 31, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$446,276	$435,727	+ 4.04%	March 2025
Financing provided	4	$400,699	$393,824	+ 2.78%	March 2025

(1)These floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our asset-specific debt is term-matched in each case to the corresponding collateral loans.

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

The following tables detail our loan participations sold ($ in thousands):

	June 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Total Loan	1	$283,139	$280,560	+ 4.86%	March 2027
Senior Participation	1	$226,511	$225,884	+ 3.22%	March 2027

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.
(2)The term is determined based on the on maximum maturity of the loan, assuming all extension options are exercised by the borrower.

We did not have any loan participations sold as of December 31, 2021.
9. TERM LOANS, NET

During the six months ended June 30, 2022, we entered into a $500.0 million term loan facility, or the B-4 Term Loan. The B-4 Term Loan bears interest at SOFR plus 3.50% and matures in May 2029. As of June 30, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$925,121	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$417,280	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$500,000	+ 3.50%	+ 3.98%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $7.5 million and $5.9 million, respectively. These discounts and expenses will be amortized into interest expense over the life of each Term Loan.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	June 30, 2022	December 31, 2021
Face value	$1,842,401	$1,349,271
Unamortized discount	(15,494)	(9,209)
Deferred financing costs	(16,965)	(12,656)
Net book value	$1,809,942	$1,327,406
The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2022 and December 31, 2021, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
10. SENIOR SECURED NOTES, NET
As of June 30, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

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
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2022	December 31, 2021
Face value	$400,000	$400,000
Deferred financing costs	(5,438)	(5,990)
Net book value	$394,562	$394,010
The covenants under our Senior Secured Notes require us to maintain a total debt to total assets ratio, as defined in the agreements, of not greater than 83.33% and, in certain circumstances, a total unencumbered assets to total unsecured indebtedness ratio, as defined in the agreements, of 1.20 or greater. As of June 30, 2022 and December 31, 2021, we were in compliance with these covenants.
11. CONVERTIBLE NOTES, NET
During the six months ended June 30, 2022, we issued $300.0 million aggregate principal amount of 5.50% convertible senior notes due 2027, or the March 2022 convertible notes. In connection with this offering, we repurchased $64.7 million aggregate principal amount of our May 2017 convertible senior notes at a price of 100.25% per $1,000 principal amount. We repaid the remaining $337.9 million aggregate principal amount of our May 2017 convertible senior notes at maturity on May 5, 2022. As of June 30, 2022, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.6052 and 27.5702, respectively, for the March 2018 and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective March 2018 and March 2022 convertible notes supplemental indentures have not been exceeded as of June 30, 2022.

Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2022 and December 14, 2026 for the March 2018 and March 2022 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $27.67 on June 30, 2022 was less than the per share conversion price of the March 2018 and March 2022 convertible notes.

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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2022	December 31, 2021
Face value	$520,000	$622,500
Unamortized discount	(6,950)	(2,472)
Deferred financing costs	(56)	(152)
Net book value	$512,994	$619,876
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash coupon	$8,132	$7,015	$15,384	$14,030
Discount and issuance cost amortization	790	869	1,578	1,722
Total interest expense	$8,922	$7,884	$16,962	$15,752
Accrued interest payable for the Convertible Notes was $7.3 million and $6.0 million as of June 30, 2022 and December 31, 2021, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

June 30, 2022				December 31, 2021
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	1	kr	995,700	Buy USD / Sell SEK Forward	1	kr	999,500
Buy USD / Sell EUR Forward	5		€707,092	Buy USD / Sell EUR Forward	7		€731,182
Buy USD / Sell GBP Forward	3		£670,013	Buy USD / Sell GBP Forward	2		£489,204
Buy USD / Sell AUD Forward	5	A$	514,500	Buy USD / Sell AUD Forward	3	A$	188,600
Buy USD / Sell DKK Forward	2	kr.	167,200	Buy USD / Sell CAD Forward	2	C$	22,100
Buy USD / Sell CAD Forward	2	C$	18,300	Buy USD / Sell CHF Forward	1	CHF	5,200
Buy USD / Sell CHF Forward	1	CHF	5,200

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amount in thousands):

June 30, 2022			December 31, 2021
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	1	€18,000	Buy GBP / Sell USD Forward	3		£170,600
Buy USD / Sell EUR Forward	2	€18,000	Buy USD / Sell GBP Forward	3		£170,600
Buy GBP / Sell EUR	1	£8,410	Buy EUR / Sell USD Forward	2		€165,560
Buy EUR / Sell GBP	1	€8,410	Buy USD / Sell EUR Forward	3		€165,560
Buy GBP / Sell USD Forward	1	£7,026	Buy CHF / Sell USD Forward	1	CHF	20,300
Buy USD / Sell GBP Forward	1	£7,026	Buy USD / Sell CHF Forward	1	CHF	20,300
			Buy GBP / Sell EUR Forward	1		€8,410

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
		Three Months Ended June 30,		Six Months Ended June 30,
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized	2022	2021	2022	2021
Designated Hedges	Interest Income(1)	$3,238	$1,703	$4,982	$3,752
Non-Designated Hedges	Interest Income(1)	(7)	(99)	(8)	(374)
Non-Designated Hedges	Interest Expense(2)	55	2,197	65	(7,131)
Total		$3,286	$3,801	$5,039	$(3,753)

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and USD LIBOR. These forward contracts effectively convert the rate exposure to USD LIBOR, resulting in additional interest income earned in U.S. dollar terms.
(2)Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
Foreign Exchange Contracts	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Designated Hedges	$83,143	$23,423	$1,807	$1,383
Non-Designated Hedges	839	7,108	782	4,507
Total Derivatives	$83,982	$30,531	$2,589	$5,890

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022		Three Months Ended June 30, 2022	Six Months Ended June 30, 2022

Net Investment Hedges
Foreign exchange contracts(1)	$128,685	$174,195	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	—	—	Interest Expense(2)	—	(4)
Total	$128,685	$174,195		$—	$(4)

(1)During the three and six months ended June 30, 2022, we received net cash settlements of $96.2 million and $122.5 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the six months ended June 30, 2022, we recorded total interest and related expenses of $237.3 million, which included $4,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2022, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts. As of December 31, 2021, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of June 30, 2022, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2022 and December 31, 2021.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our issuance of class A common stock during the six months ended June 30, 2022 ($ in thousands, except share and per share data):

Class A Common Stock Offerings
June 30, 2022
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2022	2021
Beginning balance	168,543,370	147,086,722
Issuance of class A common stock(2)(3)	1,678,420	949
Issuance of restricted class A common stock, net(4)	436,831	234,838
Issuance of deferred stock units	27,455	21,374
Ending balance	170,686,076	147,343,883

(1)Includes 391,027 and 328,065 deferred stock units held by members of our board of directors as of June 30, 2022 and 2021, respectively.
(2)Includes 3,420 and 949 shares issued under our dividend reinvestment program during the six months ended June 30, 2022 and 2021, respectively.
(3)Includes 13,197 restricted shares issued to our board of directors during the six months ended June 30, 2022.
(4)Net of 4,000 and 28,971 shares of restricted class A common stock forfeited under our stock-based incentive plans during the six months ended June 30, 2022 and 2021, respectively. See Note 16 for further discussion of our stock-based incentive plans.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and six months ended June 30, 2022 we issued 2,781 shares and 3,420 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 434 shares and 949 shares, respectively, for the same periods in 2021. As of June 30, 2022, a total of 9,986,370 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of June 30, 2022, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $500.0 million of our class A common stock. Sales of class A

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months June 30, 2022, we issued and sold 1,675,000 shares of class A common stock under ATM Agreements, generating net proceeds totaling $52.2 million. During the six months ended June 30, 2021, we did not issue any shares of our class A common stock under ATM Agreements. As of June 30, 2022, sales of our class A common stock with an aggregate sales price of $300.9 million remained available for issuance under our ATM Agreements.
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
On June 15, 2022, we declared a dividend of $0.62 per share, or $105.6 million in aggregate, that was paid on July 15, 2022 to stockholders of record as of June 30, 2022.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Class A common stock dividends declared	$105,583	$91,150	$211,158	$182,309
Deferred stock unit dividends declared	229	197	455	387
Total dividends declared	$105,812	$91,347	$211,613	$182,696
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic Earnings:
Net income(1)	$93,250	$131,595	$192,937	$211,497
Weighted-average shares outstanding, basic	170,665,601	147,342,822	169,963,730	147,339,895
Per share amount, basic	$0.55	$0.89	$1.14	$1.44

Diluted Earnings:
Net income(1)	$93,250	$131,595	$192,937	$211,497
Add back: Interest expense on Convertible Notes, net(2)(3)	5,913	—	8,313	—
Diluted earnings	$99,163	$131,595	$201,250	$211,497
Weighted-average shares outstanding, basic	170,665,601	147,342,822	169,963,730	147,339,895
Effect of dilutive securities - Convertible Notes(3)(4)	14,344,204	—	10,368,611	—
Weighted-average common shares outstanding, diluted	185,009,805	147,342,822	180,332,341	147,339,895
Per share amount, diluted	$0.54	$0.89	$1.12	$1.44

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our convertible notes, net of incentive fees.
(3)For the three and six months ended June 30, 2021, prior to the adoption of ASU 2020-06, our convertible notes were not assessed for dilution as we had the intent and ability to settle the convertible notes in cash. Refer to Note 2 and Note 11 for further discussion of ASU 2020-06 and our convertible notes, respectively.
(4)For the three months ended June 30, 2022, represents 8.3 million and 6.1 million of weighted-average shares, using the if-converted method, related to our March 2022 and March 2018 Convertible Notes, respectively. For the six months ended June 30, 2022, represents 4.3 million and 6.1 million of weighted-average shares, using the in-converted method, related to our March 2022 convertible notes, which were issued on March 29, 2022, and our March 2018 convertible notes, respectively. Our May 2017 convertible notes were elected to be settled in cash and were repaid during the six months ended June 30, 2022. Therefore, the May 2017 convertible notes do not have any impact on our diluted earnings per share.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2022, total accumulated other comprehensive income was $7.1 million, primarily representing $260.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $253.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2021, total accumulated other comprehensive income was $8.3 million, primarily representing $86.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $78.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of June 30, 2022, our Multifamily Joint Venture’s total equity was $169.3 million, of which $143.9 million was owned by us, and $25.4 million was allocated to non-controlling interests. As of December 31, 2021, our Multifamily

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Joint Venture’s total equity was $203.5 million, of which $173.0 million was owned by us, and $30.5 million was allocated to non-controlling interests.
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
During the three and six months ended June 30, 2022, we incurred $18.2 million and $36.3 million, respectively, of management fees payable to our manager, compared with $15.6 million and $31.1 million during the same period in 2021. In addition, during the three and six months ended June 30, 2022, we incurred $8.8 million and $14.3 million respectively, of incentive fees payable to our Manager, compared to $6.0 million and $9.6 million during the same period in 2021.
As of June 30, 2022 and December 31, 2021 we had accrued management and incentive fees payable to our Manager of $27.1 million and $28.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Professional services	$2,693	$2,043	$5,390	$3,861
Operating and other costs	1,298	606	2,311	1,301
Subtotal(1)	3,991	2,649	7,701	5,162
Non-cash compensation expenses
Restricted class A common stock earned	8,245	7,895	16,723	15,855
Director stock-based compensation	173	125	345	250
Subtotal	8,418	8,020	17,068	16,105
Total general and administrative expenses	$12,409	$10,669	$24,769	$21,267

(1)During the three and six months ended June 30, 2022, we recognized an aggregate $227,000 and $544,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and six months ended June 30, 2021, we recognized an aggregate $197,000 and $433,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.
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
During the three and six months ended June 30, 2022, we recorded a current income tax provision of $746,000 and $892,000 respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and six months ended June 30, 2021, we recorded a current income tax provision of $175,000 and $276,000, respectively. We did not have any deferred tax assets or liabilities as of June 30, 2022 or December 31, 2021.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of June 30, 2022, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. We have a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of June 30, 2022, tax years 2018 through 2021 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2022, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Prior to the adoption and shareholder approval of our new stock incentive plans, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding DSUs under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards (other than DSUs) previously issued thereunder until such awards become vested or expire. Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2022, there were 10,011,288 shares available under our current stock incentive plans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	1,706,121	$31.19
Granted	440,831	30.96
Vested	(521,692)	32.05
Forfeited	(4,000)	31.57
Balance as of June 30, 2022	1,621,260	$30.85
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,621,260 shares of restricted class A common stock outstanding as of June 30, 2022 will vest as follows: 514,871 shares will vest in 2022; 697,797 shares will vest in 2023; and 408,592 shares will vest in 2024. As of June 30, 2022, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $48.1 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2022.
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$83,982	$—	$83,982	$—	$30,531	$—	$30,531
Liabilities
Derivatives	$—	$2,589	$—	$2,589	$—	$5,890	$—	$5,890
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2022			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$283,580	$283,580	$283,580	$551,154	$551,154	$551,154
Loans receivable, net	24,698,522	25,001,207	24,609,487	21,878,338	22,156,437	22,013,762
Debt securities held-to-maturity, net(1)	—	—	—	78,013	79,200	77,229
Financial liabilities
Secured debt, net	13,905,949	13,932,436	13,679,307	12,280,042	12,299,580	12,299,580
Securitized debt obligations, net	2,841,901	2,855,625	2,783,170	2,838,062	2,855,625	2,850,399
Asset-specific debt, net	860,007	870,684	863,919	393,824	400,699	400,699
Loan participations sold, net	225,884	226,511	226,511	—	—	—
Secured term loans, net	1,809,942	1,842,401	1,745,307	1,327,406	1,349,271	1,335,844
Senior secured notes, net	394,562	400,000	349,212	394,010	400,000	399,012
Convertible notes, net	512,994	520,000	490,006	619,876	622,500	630,821

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
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2022	December 31, 2021
Assets:
Loans receivable	$3,449,500	$3,486,750
Current expected credit loss reserve	(5,950)	(4,502)
Loans receivable, net	3,443,550	3,482,248
Other assets	59,745	20,746
Total assets	$3,503,295	$3,502,994
Liabilities:
Securitized debt obligations, net	$2,841,901	$2,838,062
Other liabilities	3,316	1,800
Total liabilities	$2,845,217	$2,839,862
Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income.
Non-Consolidated Variable Interest Entities
During the six months ended June 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that was included in other assets on our consolidated balance sheets.
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
As of June 30, 2022 and December 31, 2021, our consolidated balance sheets included $27.1 million and $28.4 million of accrued management and incentive fees payable to our Manager, respectively. During the three and six months ended June 30, 2022, we paid aggregate management and incentive fees of $23.5 million and $51.9 million, respectively, to our Manager, compared to $19.2 million and $38.4 million during the same period of 2021. In addition, during the three and six months ended June 30, 2022, we incurred expenses of $367,000 and $560,000, respectively, that were paid by our Manager and will be reimbursed by us, compared to $145,000 and $185,000 of such expenses during the same period of 2021.
As of June 30, 2022, our Manager held 807,636 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $25.1 million, and vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2022, we recorded non-cash expenses related to shares held by our Manager of $4.2 million and $8.4 million, respectively, compared to $4.1 million and $8.1 million during the same period of 2021. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the six months ended June 30, 2022 or 2021.
During the three and six months ended June 30, 2022, we incurred $95,000 and $192,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager, compared to $92,000 and $192,000 during the same period of 2021.
In the second quarter of 2022, we participated in AUD 1.3 billion, or 24.5%, of an aggregate AUD 5.4 billion senior loan that was originated by an unaffiliated third party to a borrower that is wholly-owned by Blackstone-advised investment vehicles. Another Blackstone-advised investment vehicle participated in an additional AUD 1.3 billion, or 24.5%, of the loan. We will forgo all non-economic rights under the loan, including voting rights, so long as we are an affiliate of the borrower. The senior loan terms were negotiated by a third-party without our involvement and our 24.5% interest in the senior loan was made on such market terms.
In the second quarter of 2022, we co-originated £250.0 million of an aggregate £500.0 million senior loan to an unaffiliated third-party. A Blackstone-advised investment vehicle co-originated the additional pari passu £250.0 million of the loan.
In the second quarter of 2022, a Blackstone-advised investment vehicle acquired an aggregate $15.0 million participation, or 3%, of the aggregate $500.0 million B-4 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $500,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
In the second quarter of 2021, we acquired an aggregate €50.0 million of a total €491.0 million senior loan to a borrower that is majority owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by the original lenders prior to our acquisition of the loan without our involvement
In the second quarter of 2021, a Blackstone-advised investment vehicle acquired an aggregate $15.0 million participation, or 15%, of the $100.0 million increase to our B-3 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $100,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
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
In the first quarter of 2021, a Blackstone-advised investment vehicle acquired an aggregate $5.5 million participation, or 3%, of the $200 million increase to our B-1 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $200,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
20. COMMITMENTS AND CONTINGENCIES
Impact of COVID-19
As further discussed in Note 2, the full extent of the impact of COVID-19 on the global economy generally, and our business in particular, is uncertain. As of June 30, 2022, no contingencies have been recorded on our consolidated balance sheet as a result of COVID-19, however as the global pandemic continues and the economic implications worsen, it may have long-term impacts on our financial condition, results of operations, and cash flows. Refer to Note 2 for further discussion of COVID-19.
Unfunded Commitments Under Loans Receivable
As of June 30, 2022, we had aggregate unfunded commitments of $4.6 billion across 125 loans receivable, and $2.7 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.9 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.9 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2022 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2022 (remaining)	$81,734	$—	$9,369	$—	$—	$91,103
2023	570,343	—	18,738	—	220,000	809,081
2024	3,312,465	—	18,738	—	—	3,331,203
2025	1,275,006	632,308	18,738	—	—	1,926,052
2026	4,738,331	—	1,299,318	—	—	6,037,649
2027	3,221,663	238,376	5,000	400,000	300,000	4,165,039
Thereafter	732,894	—	472,500	—	—	1,205,394
Total obligation	$13,932,436	$870,684	$1,842,401	$400,000	$520,000	$17,565,521

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
(4)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.5 billion of non-consolidated senior interests, and $226.5 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of June 30, 2022, of the nine members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 will be paid in the form of cash and $115,000 will be paid in the form of deferred stock units or, beginning in 2022, at their election, shares of restricted common stock. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.

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
Recent Developments

COVID-19

As the novel coronavirus, or COVID-19, pandemic has evolved from its emergence in early 2020, so has its global impact. Many countries have at times re-instituted, or strongly encouraged, varying levels of quarantines and restrictions on travel and in some cases have at times limited operations of certain businesses and taken other restrictive measures designed to help slow the spread of COVID-19 and its variants. Governments and businesses have also instituted vaccine mandates and testing requirements for employees. While vaccine availability and uptake has increased, the longer-term macro-economic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of COVID-19 or outbreaks of other infectious diseases, governments and businesses may re-impose aggressive measures to help slow the spread of infectious diseases in the future. For this reason, among others, as the COVID-19 pandemic continues, the potential global impacts are uncertain and difficult to assess.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 43 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, and certain borrowings under eight of our credit facilities. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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

Macroeconomic Environment

The U.S. Federal Reserve’s recent actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended June 30, 2022, we recorded basic earnings per share of $0.55, declared a dividend of $0.62 per share, and reported $0.67 per share of Distributable Earnings. In addition, our book value as of June 30, 2022 was $27.17 per share, which is net of an $0.83 per share cumulative CECL reserve.
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

Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2022	March 31, 2022
Basic Earnings:
Net income(1)	$93,250	$99,687
Weighted-average shares outstanding, basic	170,665,601	169,254,059
Per share amount, basic	$0.55	$0.59
Dividends declared per share	$0.62	$0.62

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three months ended
	June 30, 2022	March 31, 2022
Net income(1)	$93,250	$99,687
Increase (decrease) in current expected credit loss reserve	12,983	(2,537)
Non-cash compensation expense	8,418	8,650
Realized hedging and foreign currency loss, net(2)	(829)	(200)
Other items	(65)	(30)
Adjustments attributable to non-controlling interests, net	(46)	(4)
Distributable Earnings	$113,711	$105,566
Weighted-average shares outstanding, basic(3)	170,665,601	169,254,059
Distributable Earnings per share, basic	$0.67	$0.62

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents realized gains (losses) on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.
(3)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our Convertible Notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs.
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2022	March 31, 2022
Stockholders’ equity	$4,637,591	$4,642,938
Shares
Class A common stock	170,295,049	170,283,071
Deferred stock units	391,027	370,635
Total outstanding	170,686,076	170,653,706
Book value per share(1)	$27.17	$27.21

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
During the three months ended June 30, 2022, we originated or acquired $3.0 billion of loans. Loan fundings during the quarter totaled $2.8 billion and loan repayments and sales during the quarter totaled $1.4 billion. We generated interest income of $283.7 million and incurred interest expense of $136.6 million during the quarter, which resulted in $147.1 million of net interest income during the three months ended June 30, 2022.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Loan originations(1)	$2,977,374	$6,384,898
Loan fundings(2)	$2,752,067	$5,768,619
Loan repayments and sales(3)	(1,371,524)	(2,643,041)
Total net fundings	$1,380,543	$3,125,578

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three and six months ended June 30, 2022, include $101.1 million and $193.2 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three and six months ended June 30, 2022, include $390.5 million and $731.7 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests and the loan held by our non-consolidated securitized debt obligation.

The following table details overall statistics for our loan portfolio as of June 30, 2022 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	205	205
Principal balance	$25,001,207	$26,509,461
Net book value	$24,698,522	$24,698,522
Unfunded loan commitments(2)	$4,623,298	$5,301,593
Weighted-average cash coupon(3)	+ 3.28%	+ 3.29%
Weighted-average all-in yield(3)	+ 3.64%	+ 3.65%
Weighted-average maximum maturity (years)(4)	3.5	3.5
Origination loan to value (LTV)(5)	64.2%	63.9%

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
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of June 30, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of June 30, 2022, 61% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The following table details the index rate floors for our loans receivable portfolio as of June 30, 2022 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$—	$37,500
0.00% or no floor(2)	3,974,316	7,416,949	11,391,265
0.01% to 1.00% floor	10,184,375	700,123	10,884,498
1.01% to 1.50% floor	2,894,351	59,366	2,953,717
1.51% to 2.00% floor	977,195	—	977,195
2.01% or more floor	216,126	49,160	265,286
Total(3)(4)	$18,283,863	$8,225,598	$26,509,461

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
(4)As of June 30, 2022, the weighted-average index rate floor of our loan portfolio was 0.35%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.61%. As of December 31, 2021, the weighted-average index rate floor of our loan portfolio was 0.42%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.70%.
The following table details the floating benchmark rates for our loan portfolio as of June 30, 2022 (total investment portfolio amounts in thousands):

Investment Count	Currency	Total Loan Portfolio	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
167	$	$18,283,863	USD LIBOR / SOFR(3)	+ 3.15%	+ 3.49%
10	€	£2,728,387	EURIBOR	+ 3.03%	+ 3.43%
20	£	£2,644,945	SONIA	+ 3.67%	+ 4.13%
8	Various	$2,144,142	Other(4)	+ 4.23%	+ 4.53%
205		$26,509,461	Applicable Index	+ 3.29%	+ 3.65%

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
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(3)As of June 30, 2022, $14.2 billion and $4.0 billion of loans were indexed to USD LIBOR and SOFR, respectively. As of June 30, 2022, one-month USD LIBOR was 1.79% and SOFR was 1.69%.
(4)Includes floating rate loans indexed to STIBOR, BBSY, CDOR, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of June 30, 2022:
Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the three months ended June 30, 2022, we collected 100.0% of the contractual interest payments that were due under our loans, with no interest deferrals, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.9% as of June 30, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
Our portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from our position as part of Blackstone’s real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 2.8 as of both June 30, 2022 and December 31, 2021, respectively.

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	12	$836,222	$868,722
2	39	5,856,051	6,178,959
3	143	15,773,096	17,089,166
4	10	2,081,368	2,086,305
5	1	284,809	286,309
Loans receivable	205	$24,831,546	$26,509,461
CECL reserve		(133,024)
Loans receivable, net		$24,698,522

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.5 billion of such non-consolidated senior interests as of June 30, 2022.
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
During the three months ended June 30, 2022, we recorded an aggregate $13.0 million increase in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $141.5 million as of June 30, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Previously, we entered into loan modifications related to a multifamily asset in New York City, which were classified as troubled debt restructurings under GAAP. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million, which remains unchanged as of June 30, 2022. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of June 30, 2022. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of June 30, 2022, this loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, and a CECL reserve of $54.9 million, which was recorded based on our estimation of the fair value of the loan’s underlying collateral as of June 30, 2022. No income was recorded on this loan during the six months ended June 30, 2022.

Multifamily Joint Venture
As of June 30, 2022, our Multifamily Joint Venture held $802.2 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2022	December 31, 2021
Secured debt	$13,932,436	$12,299,580
Securitizations(1)	2,855,625	3,155,727
Asset-specific financings(2)	2,605,449	1,913,374
Total portfolio financing	$19,393,510	$17,368,681

(1)Includes our consolidated securitized debt obligations of $2.9 billion as of June 30, 2022. Includes our consolidated securitized debt obligations of $2.9 billion and non-consolidated securitized debt of $300.1 million as of December 31, 2021. The non-consolidated securitized debt obligation represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the six months ended June 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(2)Includes our consolidated asset-specific debt of $870.7 million, our loan participations sold of $226.5 million, and our non-consolidated senior interests of $1.5 billion, as of June 30, 2022. Includes our consolidated asset-specific debt of $400.7 million and our non-consolidated senior interests of $1.5 billion, as of December 31, 2021. The loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2022	December 31, 2021
Secured credit facilities	$13,932,436	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,932,436	$12,299,580

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2022 ($ in thousands):

	Six Months Ended June 30, 2022	June 30, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(6)	Net Interest Margin(7)
+ 1.50% or less	$1,329,670	$8,110,825	+1.52%	$10,957,198	+3.19%	+1.67%
+ 1.51% to + 1.75%	322,306	2,630,077	+1.88%	3,986,106	+3.58%	+1.70%
+ 1.76% to + 2.00%	480,738	1,404,894	+2.16%	2,077,065	+4.15%	+1.99%
+ 2.01% or more	927,553	1,786,640	+2.57%	2,465,184	+4.84%	+2.27%
Total	$3,060,267	$13,932,436	+1.79%	$19,485,553	+3.58%	+1.79%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of June 30, 2022 for new financings during the six months ended June 30, 2022, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings.
(4)Represents the weighted-average all-in cost as of June 30, 2022 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(7)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The maturity date of the facility is April 4, 2023. As of June 30, 2022, we had no assets pledged to our acquisition facility.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	June 30, 2022	December 31, 2021
Securitized debt obligations	$2,855,625	2,855,625
Non-consolidated securitized debt obligation(1)	—	300,102
Total securitizations	$2,855,625	$3,155,727

(1)These non-consolidated securitized debt obligations represent the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the six months ended June 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO, or collectively, the CLOs. The following table details our securitized debt obligations ($ in thousands):

	June 30, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	32	$1,000,000	$1,000,000	+ 3.51%	April 2025
Financing provided	1	803,750	798,466	+ 1.57%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	16	1,000,000	1,000,000	+ 3.21%	October 2024
Financing provided	1	808,750	805,362	+ 2.03%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	18	1,500,000	1,500,000	+ 3.31%	September 2024
Financing provided	1	1,243,125	1,238,073	+ 1.39%	February 2038
Total
Collateral assets	66	$3,500,000	$3,500,000	+ 3.34%
Financing provided(4)	3	$2,855,625	$2,841,901	+ 1.62%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of June 30, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and six months ended June 30, 2022, we recorded $15.5 million and $26.5 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.
Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	June 30, 2022	December 31, 2021
Asset-specific debt	$870,684	$400,699
Loan participations sold(1)	226,511	—
Non-consolidated senior interests(1)	1,508,254	1,512,675
Total asset-specific financings	$2,605,449	$1,913,374

(1)These loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	June 30, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$1,022,146	$1,003,394	+ 4.30%	March 2026
Financing provided	4	$870,684	$860,007	+ 3.02%	March 2026

(1)These floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees / financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our asset-specific debt is term-matched in each case to the corresponding collateral loans.
Loan Participations Sold
The following table details our loan participations sold ($ in thousands):

	June 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Total loan	1	$283,139	$280,560	+ 4.86%	March 2027
Senior participation	1	$226,511	$225,884	+ 3.22%	March 2027

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.
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
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests ($ in thousands):

	June 30, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term
Total loan	7	1,866,308	n/a	+ 3.67%	February 2026
Senior participation	7	1,508,254	n/a	+ 2.64%	February 2026

(1)The weighted-average spread and all-in yield are expressed as a spread over the relevant floating benchmark rates, which includes USD LIBOR and SOFR, as applicable to each investment. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees / financing costs.

Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	June 30, 2022	December 31, 2021
Term loans	$1,842,401	$1,349,271
Senior secured notes	400,000	400,000
Convertible notes	520,000	622,500
Total corporate financing	$2,762,401	$2,371,771
Term Loans
As of June 30, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$925,121	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$417,280	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$500,000	+ 3.50%	+ 3.98%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Note 2 and Note 9 to our consolidated financial statements for additional discussion of our Term Loans.
Senior Secured Notes
As of June 30, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.
Convertible Notes
As of June 30, 2022 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Rate(2)	Maturity
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.6052 and 27.5702, respectively, for the March 2018 and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective March 2018 and March 2022 convertible notes supplemental indentures have not been exceeded as of June 30, 2022.
Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.

Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s net exposure to interest rates by currency as of June 30, 2022 (amounts in thousands):

	USD	GBP	EUR	All Other(5)
Floating rate loans(1)(2)	$18,246,363	£2,644,945	€2,728,387	$2,144,142
Floating rate debt(1)(2)(3)	(15,007,850)	(1,990,577)	(2,051,416)	(1,653,232)
Net floating rate exposure	$3,238,513	£654,368	€676,971	$490,910
Net floating rate exposure in USD(4)	$3,238,513	$796,889	$709,737	$490,910

(1)Our floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement.
(2)As of June 30, 2022, $14.2 billion and $4.0 billion of floating rate loans were indexed to USD LIBOR and SOFR, respectively. As of June 30, 2022, $9.4 billion and $5.6 billion of floating rate debt was indexed to USD LIBOR and SOFR, respectively. As of June 30, 2022, one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%.
(3)Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(4)Represents the U.S. Dollar equivalent as of June 30, 2022.
(5)Includes Australian Dollar, Canadian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2022 and March 31, 2022 ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2022	March 31, 2022	$
Income from loans and other investments
Interest and related income	$283,687	$234,432	$49,255
Less: Interest and related expenses	136,619	100,714	35,905
Income from loans and other investments, net	147,068	133,718	13,350
Other expenses
Management and incentive fees	27,065	23,486	3,579
General and administrative expenses	12,409	12,360	49
Total other expenses	39,474	35,846	3,628
(Increase) decrease in current expected credit loss reserve	(12,983)	2,537	(15,520)
Income before income taxes	94,611	100,409	(5,798)
Income tax provision	746	146	600
Net income	93,865	100,263	(6,398)
Net income attributable to non-controlling interests	(615)	(576)	(39)
Net income attributable to Blackstone Mortgage Trust, Inc.	$93,250	$99,687	$(6,437)
Net income per share of common stock
Basic	$0.55	$0.59	$(0.04)
Diluted	$0.54	$0.58	$(0.04)
Weighted-average shares of common stock outstanding
Basic	170,665,601	169,254,059	1,411,542
Diluted	185,009,805	175,602,905	9,406,900
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $13.4 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022. The increase was primarily due to (i) an increase in USD LIBOR, SOFR, SONIA, and other floating rate indices, (ii) an increase in the weighted-average principal balance of our loan portfolio by $1.5 billion for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, and (iii) an increase in prepayment fee income. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $1.4 billion for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $3.6 million during the three months ended June 30, 2022 compared to the three months ended March 31, 2022 due to an increase of (i) $3.4 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (ii) $280,000 of other general operating expenses, and (iii) $152,000 of management fees payable to our Manager. This was offset by a decrease of non-cash restricted stock amortization of $231,000 related to shares awarded under our long-term incentive plans.

Changes in current expected credit loss reserve
During the three months ended June 30, 2022, we recorded a $13.0 million increase in the CECL reserve, as compared to a $2.5 million decrease during the three months ended March 31, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the three months ended June 30, 2022 and March 31, 2022, we recorded $615,000 and $576,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended June 30, 2022, we declared aggregate dividends of $0.62 per share, or $105.6 million. During the three months ended March 31, 2022, we declared aggregate dividends of $0.62 per share, or $105.6 million.
The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2022 and June 30, 2021 ($ in thousands, except per share data):

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	$
Income from loans and other investments
Interest and related income	$518,119	$383,827	$134,292
Less: Interest and related expenses	237,333	160,723	76,610
Income from loans and other investments, net	280,786	223,104	57,682
Other expenses
Management and incentive fees	50,551	40,752	9,799
General and administrative expenses	24,769	21,267	3,502
Total other expenses	75,320	62,019	13,301
(Increase) decrease in current expected credit loss reserve	(10,446)	52,199	(62,645)
Income before income taxes	195,020	213,284	(18,264)
Income tax provision	892	276	616
Net income	194,128	213,008	(18,880)
Net income attributable to non-controlling interests	(1,191)	(1,511)	320
Net income attributable to Blackstone Mortgage Trust, Inc.	$192,937	$211,497	$(18,560)
Net income per share of common stock
Basic	$1.14	$1.44	$(0.30)
Diluted	$1.12	$1.44	$(0.32)
Weighted-average shares of common stock outstanding
Basic	169,963,730	147,339,895	22,623,835
Diluted	180,332,341	147,339,895	32,992,446
Dividends declared per share	$1.24	$1.24	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $57.7 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to (i) an increase in USD LIBOR, SOFR, SONIA, and other floating rate indices during 2022 and (ii) an increase in the weighted-average principal balance of our loan portfolio by $6.4 billion for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $5.6 billion for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $13.3 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to an increase of (i) $5.1 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2021, (ii) $4.7 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (iii) $2.5 million of other general operating expenses, and (iv) $961,000 of non-cash restricted stock amortization related to shares issued under our long-term incentive plans.
Changes in current expected credit loss reserve
During the six months ended June 30, 2022, we recorded a $10.4 million increase in the CECL reserve, as compared to a $52.2 million decrease during the six months ended June 30, 2021. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the six months ended June 30, 2022 and June 30, 2021, we recorded $1.2 million and $1.5 million, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the six months ended June 30, 2022, we declared aggregate dividends of $1.24 per share, or $211.2 million. During the six months ended June 30, 2021, we declared aggregate dividends of $1.24 per share, or $182.3 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financing. As of June 30, 2022, our capitalization structure included $4.6 billion of common equity, $2.8 billion of corporate debt, and $19.4 billion of asset-level financing. Our $2.8 billion of corporate debt includes $1.8 billion of term loan borrowings, $400.0 million of senior secured notes, and $520.0 million of convertible notes. Our $19.4 billion of asset-level financing includes $13.9 billion of secured debt, $2.9 billion of securitizations, and $2.6 billion of asset-specific financings all of which are structured to produce term, currency and index matched funding with no margin call provisions based upon capital markets events.
As of June 30, 2022, we have $1.5 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2022	December 31, 2021
Debt-to-equity ratio(1)	3.7x	3.2x
Total leverage ratio(2)	4.7x	4.2x

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

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$283,580	$551,154
Available borrowings under secured debt	1,034,824	754,900
Loan principal payments held by servicer, net(1)	189,909	17,528
	$1,508,313	$1,323,582

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the six months ended June 30, 2022, we generated cash flow from operating activities of $183.6 million and received (i) $2.1 billion of net proceeds from secured debt borrowings, (ii) $2.0 billion from loan principal collections and sales proceeds, (iii) $551.9 million of proceeds from asset-specific debt, (iv) $492.5 million of net proceeds from secured term loan borrowings, (v) $294.0 million of net proceeds from the issuance of convertible notes, (vi) $245.3 million from the sale of a senior loan participation, and (vii) $52.2 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through a dividend reinvestment plan and direct stock purchase plan, under which 9,986,370 shares of class A common stock were available for issuance as of June 30, 2022, and our at-the-market stock offering program, pursuant to which we may sell, from time to time, up to $300.9 million of additional shares of our class A common stock as of June 30, 2022. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $13.9 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
As of June 30, 2022, we had unfunded commitments of $4.6 billion related to 125 loans receivable and $2.7 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.9 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.9 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2022 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$4,623,298	$181,763	$1,549,288	$1,571,954	$1,320,293
Principal repayments under secured debt(3)	13,932,436	351,670	4,026,092	8,365,385	1,189,289
Principal repayments under asset-specific debt(3)	870,684	—	439,800	363,586	67,298
Principal repayments of term loans(4)	1,842,401	18,738	37,477	1,311,186	475,000
Principal repayments of senior secured notes	400,000	—	—	400,000	—
Principal repayments of convertible notes(5)	520,000	220,000	—	300,000	—
Interest payments(3)(6)	2,114,794	585,381	952,744	506,129	70,540
Total(7)	$24,303,613	$1,357,552	$7,005,401	$12,818,240	$3,122,420

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
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2022 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.5 billion of non-consolidated senior interests, and $226.5 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flows provided by operating activities	$183,596	$165,373
Cash flows used in investing activities	(3,404,456)	(924,972)
Cash flows provided by financing activities	2,964,231	806,118
Net (decrease) increase in cash and cash equivalents	$(256,629)	$46,519
We experienced a net decrease in cash and cash equivalents of $256.6 million for the six months ended June 30, 2022, compared to a net increase of $46.5 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, we (i) funded $5.6 billion of loans, (ii) repaid $402.5 million of convertible notes, and (iii) paid $209.8 million of dividends on our class A common stock. During the six months ended June 30, 2022, we received (i) $2.1 billion of net proceeds from secured debt borrowings, (ii) $2.0 billion from loan principal collections and sales proceeds, (iii) $551.9 million of proceeds from asset-specific debt, (iv) $492.5 million of net proceeds from secured term loan borrowings, (v) $294.0 million of net proceeds from the issuance of convertible notes, (vi) $245.3 million from the sale of a senior loan participation, and (vii) $52.2 million of net proceeds from the issuance of shares of class A common stock.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 7, 8, 9, 11, and 13 to our consolidated financial statements for additional discussion of our secured debt, asset-specific debt, loan participations sold, term loans, convertible notes, and equity, respectively.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.
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

Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Current credit quality of our portfolio: Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. We perform a quarterly risk review of our portfolio of loans, and assigns each loan a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship.
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. These estimations require significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2022.
•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to realize the impairment losses if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the six months ended June 30, 2022, we recorded an aggregate $13.0 million increase in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $141.5 million as of June 30, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Revenue Recognition
Interest income from our loans receivable portfolio and debt securities is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan or debt security as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2022 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,141	$1,040	$1,036	+2.59%	+3.22%	12/23/2024	Dublin - IE	Office	$381 / sqft	74%	2
2	Senior Loan	6/24/2022	913	913	904	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$416 / sqft	59%	3
3	Senior Loan	4/9/2018	1,487	702	692	+4.81%	+5.68%	6/9/2025	New York	Office	$525 / sqft	48%	2
4	Senior Loan(4)	12/9/2021	770	685	393	+2.65%	+2.82%	12/9/2026	New York	Mixed-Use	$226 / sqft	50%	2
5	Senior Loan	3/22/2018	683	683	682	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
6	Senior Loan(4)	8/7/2019	746	593	119	+3.12%	+3.60%	9/9/2025	Los Angeles	Office	$401 / sqft	59%	3
7	Senior Loan	3/30/2021	486	486	482	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$90 / sqft	76%	2
8	Senior Loan(4)	12/17/2021	448	440	88	+3.95%	+4.35%	1/9/2026	Diversified - US	Other	$13,716 / unit	61%	3
9	Senior Loan	8/22/2018	363	363	363	+3.15%	+3.28%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	2
10	Senior Loan	7/23/2021	500	348	343	+4.00%	+4.44%	8/9/2027	New York	Multi	$467,033 / unit	58%	3
11	Senior Loan	4/11/2018	355	345	344	+2.85%	+3.10%	5/1/2023	New York	Office	$437 / sqft	71%	3
12	Senior Loan(4)	11/22/2019	470	328	65	+3.70%	+4.17%	12/9/2025	Los Angeles	Office	$328 / sqft	69%	3
13	Senior Loan	9/23/2019	367	328	326	+3.00%	+3.22%	11/15/2024	Diversified - Spain	Hospitality	$179,097 / key	62%	4
14	Senior Loan	10/25/2021	311	311	308	+4.30%	+4.62%	10/25/2024	Diversified - AU	Hospitality	$153,098 / key	56%	3
15	Senior Loan	5/6/2022	305	305	302	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$95 / sqft	53%	3
16	Senior Loan	2/27/2020	303	302	301	+2.70%	+3.04%	3/9/2025	New York	Multi	$948 / sqft	59%	2
17	Senior Loan	1/11/2019	292	292	291	+4.35%	+4.70%	1/11/2026	Diversified - UK	Other	$289 / sqft	74%	4
18	Senior Loan	11/30/2018	286	286	285	n/m(7)%	n/m(7)%	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
19	Senior Loan	3/25/2022	283	283	281	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$129,257 / key	65%	3
20	Senior Loan	12/11/2018	310	279	279	+2.55%	+2.77%	12/9/2023	Chicago	Office	$235 / sqft	78%	3
21	Senior Loan	10/23/2018	290	278	278	+2.80%	+3.04%	11/9/2024	Atlanta	Office	$259 / sqft	64%	2
22	Senior Loan	9/29/2021	312	272	270	+2.70%	+2.92%	10/9/2026	Washington, DC	Office	$355 / sqft	66%	2
23	Senior Loan	9/30/2021	280	267	266	+2.50%	+2.77%	9/30/2026	Dallas	Multi	$141,128 / unit	74%	3
24	Senior Loan	4/26/2021	264	264	262	+2.45%	+2.63%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
25	Senior Loan	11/30/2018	262	257	256	+2.80%	+3.03%	12/9/2024	San Francisco	Hospitality	$373,895 / key	73%	4
26	Senior Loan	9/14/2021	259	253	252	+2.50%	+2.76%	9/14/2026	Dallas	Multi	$204,908 / unit	72%	3
27	Senior Loan	7/15/2021	299	247	244	+4.25%	+4.73%	7/15/2026	Diversified - EUR	Hospitality	$189,099 / key	53%	3
28	Senior Loan	4/29/2022	228	228	226	+3.45%	+3.68%	3/3/2027	Diversified - UK	Hospitality	n / a	41%	3
29	Senior Loan	2/23/2022	245	227	225	+2.60%	+2.84%	3/9/2027	Reno	Multi	$210,655 / unit	74%	3
30	Senior Loan	9/16/2021	247	220	219	+3.80%	+4.49%	4/9/2024	San Francisco	Office	$277 / sqft	53%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	6/8/2022	$272	$217	$214	+3.35%	+3.70%	6/9/2027	New York	Office	$1,223 / sqft	75%	3
32	Senior Loan	4/23/2021	219	209	209	+3.65%	+3.77%	5/9/2024	Washington, DC	Office	$234 / sqft	57%	3
33	Senior Loan	7/16/2021	222	207	205	+3.25%	+3.81%	2/15/2027	London - UK	Multi	$234,410 / unit	69%	3
34	Senior Loan	8/31/2017	203	202	202	+2.50%	+2.85%	9/9/2023	Orange County	Office	$236 / sqft	64%	3
35	Senior Loan	6/28/2019	199	199	198	+3.70%	+4.37%	6/27/2024	London - UK	Office	$652 / sqft	71%	3
36	Senior Loan	9/30/2021	195	195	194	+3.75%	+4.10%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
37	Senior Loan	10/1/2019	248	193	191	+3.75%	+4.25%	10/9/2025	Atlanta	Office	$369 / sqft	68%	1
38	Senior Loan	12/22/2016	202	190	190	+3.90%	+4.65%	12/9/2023	New York	Office	$267 / sqft	64%	3
39	Senior Loan	6/27/2019	201	188	188	+2.80%	+3.16%	8/15/2026	Berlin - DEU	Office	$197 / sqft	62%	3
40	Senior Loan	9/30/2021	232	184	182	+4.00%	+4.49%	9/30/2026	Diversified - Spain	Hospitality	$165,853 / key	60%	3
41	Senior Loan	6/4/2018	183	183	182	+3.50%	+3.76%	6/9/2024	New York	Hospitality	$301,071 / key	52%	4
42	Senior Loan	9/25/2019	179	179	179	+4.35%	+4.93%	9/26/2023	London - UK	Office	$817 / sqft	72%	3
43	Senior Loan	11/23/2018	178	178	178	+2.62%	+2.87%	2/15/2024	Diversified - UK	Office	$530 / sqft	50%	3
44	Senior Loan	2/15/2022	191	177	175	+2.90%	+3.14%	3/9/2027	Denver	Office	$353 / sqft	61%	3
45	Senior Loan	12/21/2021	183	176	175	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$362 / sqft	67%	3
46	Senior Loan	9/30/2021	256	172	170	+3.00%	+3.35%	10/9/2028	Chicago	Office	$190 / sqft	74%	3
47	Senior Loan	9/26/2019	165	165	165	+3.10%	+3.34%	7/9/2023	New York	Office	$241 / sqft	65%	3
48	Senior Loan	12/17/2021	168	165	164	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,680 / unit	48%	2
49	Senior Loan	3/9/2022	164	164	163	+2.95%	+3.17%	8/15/2027	Various	Retail	$141 / sqft	55%	2
50	Senior Loan	9/4/2018	173	159	159	+3.00%	+3.39%	9/9/2023	Las Vegas	Hospitality	$192,600 / key	70%	3
51	Senior Loan	10/7/2021	165	159	158	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$324 / sqft	68%	3
52	Senior Loan	3/7/2022	156	156	155	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
53	Senior Loan	5/27/2021	205	155	154	+2.70%	+2.99%	6/9/2026	Atlanta	Office	$131 / sqft	66%	3
54	Senior Loan	8/24/2021	179	154	152	+3.10%	+3.41%	9/9/2026	San Jose	Office	$366 / sqft	65%	3
55	Senior Loan	7/23/2021	244	153	151	+5.00%	+5.39%	8/9/2027	New York	Office	$494 / sqft	53%	3
56	Senior Loan	1/27/2022	178	151	149	+3.10%	+3.44%	2/9/2027	Dallas	Multi	$98,430 / unit	71%	3
57	Senior Loan	8/31/2021	150	150	149	+3.15%	+3.42%	9/9/2026	Diversified - US	Retail	$299 / sqft	65%	2
58	Senior Loan	1/17/2020	203	142	142	+2.75%	+3.07%	2/9/2025	New York	Mixed-Use	$118 / sqft	43%	3
59	Senior Loan	11/18/2021	138	138	137	+3.25%	+3.51%	10/21/2026	London - UK	Other	$188 / sqft	65%	2
60	Senior Loan	12/20/2019	137	137	136	+3.10%	+3.32%	12/18/2026	London - UK	Office	$693 / sqft	75%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	11/5/2019	$146	$136	$136	+3.85%	+3.90%	2/21/2025	Diversified - IT	Office	$3,639 / sqft	66%	3
62	Senior Loan	5/13/2021	199	133	131	+3.55%	+3.94%	6/9/2026	Boston	Office	$672 / sqft	64%	3
63	Senior Loan	6/30/2022	131	131	131	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$493 / sqft	60%	3
64	Senior Loan	3/10/2020	140	131	131	+2.50%	+2.50%	10/11/2024	New York	Mixed-Use	$800 / sqft	53%	2
65	Senior Loan	9/14/2021	132	127	127	+2.70%	+2.95%	10/9/2026	San Bernardino	Multi	$256,774 / unit	75%	3
66	Senior Loan	11/27/2019	146	127	126	+2.75%	+3.13%	12/9/2024	Minneapolis	Office	$127 / sqft	64%	3
67	Senior Loan	4/3/2018	126	125	125	+2.75%	+2.92%	4/9/2024	Dallas	Retail	$761 / sqft	64%	3
68	Senior Loan	3/28/2022	150	123	122	+3.05%	+3.35%	4/9/2027	Miami	Office	$338 / sqft	69%	3
69	Senior Loan	6/1/2021	120	120	120	+2.85%	+3.05%	6/9/2026	Miami	Multi	$297,767 / unit	61%	2
70	Senior Loan	4/6/2021	123	119	118	+3.20%	+3.52%	4/9/2026	Los Angeles	Office	$501 / sqft	65%	3
71	Senior Loan	4/29/2022	118	118	117	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,235,602 / key	66%	3
72	Senior Loan	2/25/2022	118	118	117	+4.00%	+4.31%	2/25/2027	Copenhagen - DK	Industrial	$83 / sqft	69%	3
73	Senior Loan	6/28/2019	125	117	117	+2.75%	+2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
74	Senior Loan	7/15/2019	145	117	116	+2.90%	+3.25%	8/9/2024	Houston	Office	$211 / sqft	58%	3
75	Senior Loan	1/7/2022	155	116	115	+3.70%	+3.70%	1/9/2027	Fort Lauderdale	Office	$299 / sqft	55%	1
76	Senior Loan	3/29/2021	124	116	115	+3.90%	+4.49%	3/29/2026	Diversified - UK	Multi	$50,660 / unit	61%	3
77	Senior Loan	8/27/2021	122	115	114	+3.00%	+3.29%	9/9/2026	San Diego	Retail	$434 / sqft	58%	3
78	Senior Loan	10/21/2021	114	114	114	+2.90%	+3.15%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	1
79	Senior Loan	5/20/2021	148	112	111	+3.60%	+4.00%	6/9/2026	San Jose	Office	$287 / sqft	65%	3
80	Senior Loan	3/17/2022	264	111	109	+3.75%	+4.51%	6/30/2025	London - UK	Office	$497 / sqft	62%	3
81	Senior Loan	12/21/2021	120	110	109	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$384 / sqft	68%	3
82	Senior Loan	3/13/2018	123	105	105	+3.00%	+3.27%	4/9/2027	Honolulu	Hospitality	$162,657 / key	50%	3
83	Senior Loan	2/15/2022	106	104	103	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$237,844 / unit	73%	3
84	Senior Loan	2/20/2019	164	101	100	+3.95%	+5.69%	2/19/2024	London - UK	Office	$495 / sqft	61%	3
85	Senior Loan	12/29/2021	110	100	99	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$260 / sqft	64%	3
86	Senior Loan	12/21/2018	108	100	100	+2.60%	+2.85%	1/9/2024	Chicago	Office	$195 / sqft	72%	3
87	Senior Loan	7/1/2021	104	99	99	+3.10%	+3.35%	7/9/2026	Diversified - US	Retail	$281 / sqft	61%	3
88	Senior Loan	6/18/2021	99	99	98	+2.60%	+2.83%	7/9/2026	New York	Industrial	$52 / sqft	55%	1
89	Senior Loan	10/1/2021	101	98	98	+2.75%	+3.02%	10/1/2026	Phoenix	Multi	$227,497 / unit	77%	3
90	Senior Loan	3/29/2022	103	98	97	+2.70%	+2.96%	4/9/2027	Miami	Multi	$272,423 / unit	75%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	10/16/2018	$106	$97	$97	+3.25%	+3.52%	11/9/2023	San Francisco	Hospitality	$211,959 / key	72%	4
92	Senior Loan	3/28/2019	97	97	97	+3.25%	+3.25%	1/9/2024	New York	Hospitality	$249,463 / key	63%	4
93	Senior Loan	2/3/2021	111	96	95	+3.20%	+3.57%	2/9/2026	Austin	Office	$396 / sqft	56%	1
94	Senior Loan	10/28/2021	96	96	95	+2.90%	+3.25%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
95	Senior Loan	3/25/2020	112	93	93	+2.40%	+2.78%	3/31/2025	Diversified - NL	Multi	$113,706 / unit	65%	2
96	Senior Loan	10/27/2021	93	93	92	+2.50%	+2.69%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
97	Senior Loan	6/14/2021	100	92	92	+3.70%	+4.04%	7/9/2024	Miami	Office	$195 / sqft	65%	3
98	Senior Loan	3/3/2022	92	92	91	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	3
99	Senior Loan	12/10/2021	135	91	90	+3.00%	+3.37%	1/9/2027	Miami	Office	$303 / sqft	49%	3
100	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
101	Senior Loan	3/31/2017	96	90	91	+4.30%	+4.54%	4/9/2023	New York	Office	$444 / sqft	64%	3
102	Senior Loan	12/10/2018	108	88	87	+3.45%	+3.95%	12/3/2024	London - UK	Office	$419 / sqft	72%	3
103	Senior Loan	12/15/2021	91	88	87	+2.85%	+3.10%	1/9/2027	Charlotte	Multi	$250,224 / unit	76%	3
104	Senior Loan	6/25/2021	85	85	85	+2.75%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
105	Senior Loan	6/28/2022	675	84	77	+4.60%	+5.01%	7/9/2029	Austin	Mixed-Use	$70 / sqft	53%	3
106	Senior Loan	7/30/2021	87	82	81	+2.50%	+2.84%	8/9/2026	Los Angeles	Multi	$161,927 / unit	70%	3
107	Senior Loan	3/9/2022	92	80	79	+2.90%	+3.43%	3/9/2025	Boston	Office	$209 / sqft	68%	3
108	Senior Loan	6/14/2022	106	79	79	+2.95%	+3.30%	7/9/2027	San Francisco	Industrial	$166 / sqft	76%	3
109	Senior Loan	6/27/2019	84	78	78	+2.50%	+2.66%	7/9/2024	West Palm Beach	Office	$269 / sqft	70%	2
110	Senior Loan	7/29/2021	82	78	78	+2.65%	+3.02%	6/9/2026	Charlotte	Multi	$213,979 / unit	78%	3
111	Senior Loan	4/1/2021	102	78	77	+3.30%	+3.71%	4/9/2026	San Jose	Office	$518 / sqft	67%	3
112	Senior Loan	11/23/2021	92	77	76	+2.75%	+3.08%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
113	Senior Loan	8/27/2021	79	76	76	+3.85%	+4.43%	9/9/2026	Diversified - US	Hospitality	$113,285 / key	67%	3
114	Senior Loan(4)	12/30/2021	228	73	14	+4.35%	+5.17%	1/9/2028	Los Angeles	Multi	$132,635 / unit	50%	3
115	Senior Loan	7/23/2021	73	72	72	+3.00%	+3.02%	7/9/2024	New York	Multi	$404 / sqft	62%	1
116	Senior Loan	12/15/2021	143	69	68	+3.42%	+4.53%	12/15/2026	Dublin - IE	Multi	$174,020 / unit	79%	3
117	Senior Loan	10/28/2021	69	69	69	+2.55%	+2.74%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
118	Senior Loan	1/26/2022	338	69	66	+4.10%	+4.56%	2/9/2027	Seattle	Office	$145 / sqft	56%	3
119	Senior Loan	1/30/2020	104	69	69	+2.85%	+3.22%	2/9/2026	Honolulu	Hospitality	$222,308 / key	63%	3
120	Senior Loan	9/22/2021	67	67	67	+3.00%	+3.16%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	12/21/2021	$74	$67	$66	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$195,588 / unit	77%	3
122	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
123	Senior Loan	12/10/2021	68	65	64	+2.85%	+3.19%	1/9/2027	Austin	Multi	$260,000 / unit	73%	2
124	Senior Loan	8/22/2019	74	65	65	+2.55%	+2.93%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
125	Senior Loan	3/31/2022	70	63	62	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$137,212 / unit	71%	3
126	Senior Loan	3/31/2021	62	62	62	+3.73%	+3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	2
127	Senior Loan	7/30/2021	62	62	62	+2.75%	+2.94%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
128	Senior Loan	12/23/2021	62	62	61	+2.18%	+2.99%	9/1/2023	New York	Office	$144 / sqft	71%	3
129	Senior Loan	6/29/2017	61	61	61	+3.40%	+4.16%	7/9/2022	New York	Multi	$177,479 / unit	69%	4
130	Senior Loan	10/5/2018	59	59	59	+5.50%	+5.92%	12/20/2022	Sydney - AU	Office	$630 / sqft	78%	3
131	Senior Loan	8/14/2019	70	59	59	+2.45%	+2.90%	9/9/2024	Los Angeles	Office	$677 / sqft	57%	3
132	Senior Loan	9/29/2021	62	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
133	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
134	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
135	Senior Loan	6/30/2021	65	58	57	+2.90%	+3.19%	7/9/2026	Nashville	Office	$238 / sqft	71%	3
136	Senior Loan	4/15/2021	66	57	57	+3.00%	+3.30%	5/9/2026	Austin	Office	$279 / sqft	73%	3
137	Senior Loan(4)	11/10/2021	362	56	11	+4.00%	+4.59%	12/9/2026	San Francisco	Office	$106 / sqft	66%	3
138	Senior Loan	12/10/2020	61	55	55	+3.25%	+3.54%	1/9/2026	Fort Lauderdale	Office	$191 / sqft	68%	3
139	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
140	Senior Loan	12/23/2021	314	53	48	+4.25%	+5.42%	6/23/2028	London - UK	Multi	$58,144 / unit	59%	3
141	Senior Loan	12/14/2018	60	53	53	+2.90%	+3.14%	1/9/2024	Diversified - US	Industrial	$39 / sqft	57%	2
142	Senior Loan	6/28/2021	52	52	52	+3.60%	+4.86%	2/15/2023	Diversified - Spain	Hospitality	$132,520 / key	56%	3
143	Senior Loan	11/30/2016	61	52	52	+3.10%	+3.22%	12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
144	Senior Loan	11/11/2021	55	52	52	+3.95%	+4.74%	8/6/2026	London - UK	Hospitality	$184,845 / key	40%	3
145	Senior Loan	7/30/2021	59	51	51	+2.75%	+2.96%	8/9/2026	Tampa	Multi	$128,174 / unit	71%	3
146	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
147	Senior Loan	2/17/2021	53	51	51	+3.55%	+3.75%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
148	Senior Loan	12/15/2021	90	50	49	+5.25%	+6.17%	12/15/2026	Melbourne - AU	Multi	$36,167 / unit	38%	3
149	Senior Loan	8/5/2021	57	49	49	+2.90%	+3.04%	8/9/2026	Denver	Office	$187 / sqft	70%	3
150	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 205	Senior Loan(4)	Various	2,292	1,859	1,817	+3.04%	+3.48%	3.3 yrs	Various	Various	Various	61%	2.5
	CECL reserve				(133)
	Loans receivable, net		$31,811	$26,509	$24,699	+ 3.29%	+ 3.65%	3.5 yrs				64%	2.8

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
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of June 30, 2022, seven loans in our portfolio have been financed with an aggregate $1.5 billion of non-consolidated senior interest, which are included in the table above.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of June 30, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)Loan is accounted for under the cost-recovery method.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, are the subject of recent national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of all non-USD LIBOR and the one-week and two-month USD LIBOR and, as and previously announced, intends to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 43 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, and certain borrowings under eight of our credit facilities. As of June 30, 2022, the one-month SOFR was 1.69% and one-month USD LIBOR was 1.79%. Additionally, market participants have started to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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

The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following June 30, 2022, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended June 30, 2022 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of June 30, 2022(2)
		Increase in Rates				Decrease in Rates
		50 Basis Points	100 Basis Points	150 Basis Points	200 Basis Points	50 Basis Points
Floating rate assets	$26,471,960	$81,835	$182,663	$286,929	$391,672	$(70,641)
Floating rate liabilities(3)	(21,235,911)	(73,979)	(157,443)	(242,387)	(327,330)	71,346
Net exposure	$5,236,049	$7,856	$25,220	$44,542	$64,342	$705

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
Investment Portfolio Value
As of June 30, 2022, substantially all of our portfolio earned a floating rate of interest, and so the value of our investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses on our loan portfolio.

Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which in certain cases include a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third-party, provide an interest reserve deposit, or provide other structural guarantees.
Credit Risks
Our loans are also subject to credit risk. The performance and value of our loans depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team reviews our loan portfolios and, in certain instances, is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.

The COVID-19 pandemic significantly impacted the commercial real estate markets, causing reduced occupancy, requests from tenants for rent deferral or abatement, and delays in construction and development projects. While the economy has improved, macroeconomic trends associated with the COVID-19 pandemic have persisted and could continue to persist and impair our borrowers’ ability to pay principal and interest due to us under our loan agreements. In addition, the U.S. Federal Reserve’s recent actions to increase interest rates in order to control inflation have created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. It is difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low origination weighted-average LTV of 63.9% as of June 30, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans.
Our portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from our position as part of Blackstone’s real estate platform. Blackstone has built the world's preeminent global real estate business, with a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of June 30, 2022.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2022
	EUR	GBP	All Other(2)
Foreign currency assets	€2,802,691	£2,684,277	$2,165,717
Foreign currency liabilities	(2,074,034)	(1,999,181)	(1,657,869)
Foreign currency contracts – notional	(707,092)	(670,013)	(495,777)
Net exposure to exchange rate fluctuations	€21,565	£15,083	$12,071
Net exposure to exchange rate fluctuations in USD(1)	$22,609	$18,368	$12,071

(1)Represents the U.S. Dollar equivalent as of June 30, 2022.
(2)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
Master Repurchase Agreement and Securities Contract with Barclays Bank, PLC
On May 31, 2022, Parlex 3A Finco, LLC, Barclays Bank PLC and the other parties named thereto entered into a Master Repurchase Agreement and Securities Contract, or the Master Repurchase Agreement. The Master Repurchase Agreement provides for advances of up to $3.0 billion in the aggregate, which we expect to use to finance the acquisition and origination of eligible loans. The foregoing description does not purport to be complete and is qualified in its entirety by reference to complete terms of the agreement, which is filed as Exhibit 10.1 to this quarterly report on Form 10-Q.

ITEM 6.	EXHIBITS

10.1
Master Repurchase Agreement, dated as of May 31, 2022, by and between Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, Gloss Finco 1, LLC and Barclays Bank PLC

10.2
Guaranty, dated as of May 31, 2021, made by Blackstone Mortgage Trust, Inc., for the benefit of Parlex 3 USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company and Parlex 3A SEK IE Issuer Designated Activity Company

10.3
Sixth Amendment to Term Loan Credit Agreement, dated as of May 9, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent

10.4	Amendment No. 15 to Amended and Restated Master Repurchase and Securities Contract, dated as of June 29, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

10.5
Third Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of May 25, 2022, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A.

10.6+
Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on June 17, 2022 and incorporated herein by reference)

10.7+
Blackstone Mortgage Trust, Inc. Manager Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-14788) filed with the Commission on June 17, 2022 and incorporated herein by reference)

10.8+	Form of Non-Employee Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan

10.9+	Form of Non-Employee Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Stock Incentive Plan

10.10+	Form of Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Stock Incentive Plan

10.11+	Form of Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Manager Incentive Plan

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 ++	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 ++	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE MORTGAGE TRUST, INC.

July 27, 2022	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

July 27, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)