Form 10-Q
period 2022-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2022-10-26
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of October 19, 2022 was 170,899,090.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021	5
	Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2022 and 2021, June 30, 2022 and 2021, and September 30, 2022 and 2021	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	8
	Notes to Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	50
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	78
ITEM 4.	CONTROLS AND PROCEDURES	81
PART II.	OTHER INFORMATION	82
ITEM 1.	LEGAL PROCEEDINGS	82
ITEM 1A.	RISK FACTORS	82
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	82
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	82
ITEM 4.	MINE SAFETY DISCLOSURES	82
ITEM 5.	OTHER INFORMATION	82
ITEM 6.	EXHIBITS	83
SIGNATURES		84

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$271,899	$551,154
Loans receivable	24,423,133	22,003,017
Current expected credit loss reserve	(144,431)	(124,679)
Loans receivable, net	24,278,702	21,878,338
Other assets	248,028	273,797
Total Assets	$24,798,629	$22,703,289
Liabilities and Equity
Secured debt, net	$13,188,692	$12,280,042
Securitized debt obligations, net	2,844,032	2,838,062
Asset-specific debt, net	949,891	393,824
Loan participations sold, net	207,225	—
Term loans, net	1,807,017	1,327,406
Senior secured notes, net	394,864	394,010
Convertible notes, net	513,626	619,876
Other liabilities	209,375	231,358
Total Liabilities	20,114,722	18,084,578
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 170,896,268 and 168,179,798 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,709	1,682
Additional paid-in capital	5,467,372	5,373,029
Accumulated other comprehensive income	3,830	8,308
Accumulated deficit	(814,505)	(794,832)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,658,406	4,588,187
Non-controlling interests	25,501	30,524
Total Equity	4,683,907	4,618,711
Total Liabilities and Equity	$24,798,629	$22,703,289

Note: The consolidated balance sheets as of September 30, 2022 and December 31, 2021 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both September 30, 2022 and December 31, 2021, assets of the consolidated VIEs totaled $3.5 billion, and liabilities of the consolidated VIEs totaled $2.8 billion. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from loans and other investments
Interest and related income	$358,557	$200,114	$876,676	$583,941
Less: Interest and related expenses	202,375	82,690	439,708	243,413
Income from loans and other investments, net	156,182	117,424	436,968	340,528
Other expenses
Management and incentive fees	25,911	19,342	76,462	60,094
General and administrative expenses	12,932	10,841	37,701	32,108
Total other expenses	38,843	30,183	114,163	92,202
(Increase) decrease in current expected credit loss reserve	(12,248)	(2,767)	(22,694)	49,432
Income before income taxes	105,091	84,474	300,111	297,758
Income tax provision	1,172	70	2,064	346
Net income	103,919	84,404	298,047	297,412
Net income attributable to non-controlling interests	(673)	(647)	(1,864)	(2,158)
Net income attributable to Blackstone Mortgage Trust, Inc.	$103,246	$83,757	$296,183	$295,254
Net income per share of common stock
Basic	$0.60	$0.56	$1.74	$2.00
Diluted	$0.59	$0.56	$1.71	$2.00
Weighted-average shares of common stock outstanding
Basic	170,971,874	149,214,819	170,303,470	147,971,737
Diluted	185,316,078	149,214,819	182,011,842	147,971,737
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$103,919	$84,404	$298,047	$297,412
Other comprehensive loss
Unrealized loss on foreign currency translation	(158,097)	(46,952)	(333,526)	(66,356)
Realized and unrealized gain on derivative financial instruments	154,849	46,083	329,048	65,059
Other comprehensive loss	(3,248)	(869)	(4,478)	(1,297)
Comprehensive income	100,671	83,535	293,569	296,115
Comprehensive income attributable to non-controlling interests	(673)	(647)	(1,864)	(2,158)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$99,998	$82,888	$291,705	$293,957
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06, See Note 2	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	21	52,138	—	—	52,159	—	52,159
Restricted class A common stock earned	—	8,472	—	—	8,472	—	8,472
Dividends reinvested	—	246	—	—	246	—	246
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	99,687	99,687	576	100,263
Other comprehensive income	—	—	292	—	292	—	292
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,801)	(105,801)	—	(105,801)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(9,241)	(9,241)
Balance at March 31, 2022	$1,703	$5,431,627	$8,600	$(798,992)	$4,642,938	$26,899	$4,669,837
Restricted class A common stock earned	—	8,245	—	—	8,245	—	8,245
Dividends reinvested	—	319	—	—	319	—	319
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	93,250	93,250	615	93,865
Other comprehensive loss	—	—	(1,522)	—	(1,522)	—	(1,522)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,812)	(105,812)	—	(105,812)
Distributions to non-controlling interests	—	—	—	—	—	(2,118)	(2,118)
Balance at June 30, 2022	$1,703	$5,440,364	$7,078	$(811,554)	$4,637,591	$25,396	$4,662,987
Shares of class A common stock issued, net	6	18,490			18,496		18,496
Restricted class A common stock earned	—	8,046	—	—	8,046	—	8,046
Dividends reinvested	—	299	—	—	299	—	299
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	103,246	103,246	673	103,919
Other comprehensive loss	—	—	(3,248)	—	(3,248)	—	(3,248)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(106,197)	(106,197)	—	(106,197)
Distributions to non-controlling interests	—	—	—	—	—	(568)	(568)
Balance at September 30, 2022	$1,709	$5,467,372	$3,830	$(814,505)	$4,658,406	$25,501	$4,683,907

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	2	—	—	—	2	—	2
Restricted class A common stock earned	—	7,958	—	—	7,958	—	7,958
Dividends reinvested	—	204	—	—	204	—	204
Deferred directors’ compensation	—	125	—	—	125	—	125
Net income	—	—	—	79,902	79,902	638	80,540
Other comprehensive income	—	—	114	—	114	—	114
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(91,349)	(91,349)	—	(91,349)
Contributions from non-controlling interests	—	—	—	—	—	13,448	13,448
Distributions to non-controlling interests	—	—	—	—	—	(11,180)	(11,180)
Balance at March 31, 2021	$1,470	$4,711,000	$11,284	$(840,731)	$3,883,023	$21,070	$3,904,093
Restricted class A common stock earned	—	7,895	—	—	7,895	—	7,895
Dividends reinvested	—	211	—	—	211	—	211
Deferred directors’ compensation	—	125	—	—	125	—	125
Net income	—	—	—	131,595	131,595	873	132,468
Other comprehensive loss	—	—	(541)	—	(541)	—	(541)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(91,347)	(91,347)	—	(91,347)
Contributions from non-controlling interests	—	—	—	—	—	14,745	14,745
Distributions to non-controlling interests	—	—	—	—	—	(10,694)	(10,694)
Balance at June 30, 2021	$1,470	$4,719,231	$10,743	$(800,483)	$3,930,961	$25,994	$3,956,955
Shares of class A common stock issued, net	100	311,855	—	—	311,955	—	311,955
Restricted class A common stock earned	—	7,907	—	—	7,907	—	7,907
Dividends reinvested	—	218	—	—	218	—	218
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	83,757	83,757	647	84,404
Other comprehensive loss	—	—	(869)	—	(869)	—	(869)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(97,552)	(97,552)	—	(97,552)
Contributions from non-controlling interests	—	—	—	—	—	19,068	19,068
Distributions to non-controlling interests	—	—	—	—	—	(11,707)	(11,707)
Balance at September 30, 2021	$1,570	$5,039,384	$9,874	$(814,278)	$4,236,550	$34,002	$4,270,552

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$298,047	$297,412
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	25,286	24,184
Amortization of deferred fees on loans and debt securities	(59,285)	(43,299)
Amortization of deferred financing costs and premiums/discounts on debt obligations	35,455	29,698
Increase (decrease) in current expected credit loss reserve	22,694	(49,432)
Unrealized gain on assets denominated in foreign currencies, net	(31)	(7,088)
Unrealized gain on derivative financial instruments, net	(3,227)	(3,298)
Realized (gain) loss on derivative financial instruments, net	(8,418)	5,483
Changes in assets and liabilities, net
Other assets	(72,769)	(12,106)
Other liabilities	28,858	13,468
Net cash provided by operating activities	266,610	255,022
Cash flows from investing activities
Principal fundings of loans receivable	(6,210,880)	(7,449,491)
Principal collections and sales proceeds from loans receivable and debt securities	2,670,902	3,423,460
Origination and exit fees received on loans receivable	67,950	79,971
Receipts under derivative financial instruments	279,343	44,428
Payments under derivative financial instruments	(7,385)	(75,458)
Collateral deposited under derivative agreements	(56,330)	(94,060)
Return of collateral deposited under derivative agreements	56,330	145,110
Net cash used in investing activities	(3,200,070)	(3,926,040)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities
Borrowings under secured debt	$4,857,829	$7,701,481
Repayments under secured debt	(3,090,429)	(4,239,614)
Proceeds from issuance of securitized debt obligations	—	803,750
Repayment of securitized debt obligations	—	(888,763)
Borrowings under asset-specific debt	654,578	106,443
Repayments under asset-specific debt	(78,659)	(178,073)
Proceeds from sale of loan participations	245,278	—
Net proceeds from issuance of term loans	492,500	298,500
Repayments of term loans	(11,554)	(10,060)
Net proceeds from issuance of convertible notes	294,000	—
Repayment of convertible notes	(402,500)	—
Payment of deferred financing costs	(37,747)	(29,339)
Contributions from non-controlling interests	5,040	47,261
Distributions to non-controlling interests	(11,927)	(33,581)
Net proceeds from issuance of class A common stock	70,651	311,955
Dividends paid on class A common stock	(315,430)	(273,311)
Net cash provided by financing activities	2,671,630	3,616,649
Net decrease in cash, cash equivalents, and restricted cash	(261,830)	(54,369)
Cash, cash equivalents, and restricted cash at beginning of period	551,154	289,970
Effects of currency translation on cash, cash equivalents, and restricted cash	(17,425)	579
Cash, cash equivalents, and restricted cash at end of period	$271,899	$236,180
Supplemental disclosure of cash flows information
Payments of interest	$(374,646)	$(207,293)
(Payments) receipts of income taxes	$(730)	$107
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(105,956)	$(97,552)
Loan principal payments held by servicer, net	$1,902	$299
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
In the third quarter of 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that is included in other assets on our consolidated

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
balance sheets. During the nine months ended September 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion of our VIEs.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash on our consolidated balance sheets to the total amount shown on our consolidated statements of cash flows ($ in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$271,899	$211,180
2021 FL4 CLO restricted cash	—	25,000
Total cash, cash equivalents, and restricted cash shown in our consolidated statements of cash flows	$271,899	$236,180
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $498.8 million and $531.2 million as of September 30, 2022 and December 31, 2021, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
Credit Quality Indicator
Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. We perform a quarterly risk review of our portfolio of loans, and assign each loan a risk rating based on a variety of factors, including, without limitation, LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “l” through “5,” from less risk to greater risk, relative to our loan portfolio in the aggregate, which ratings are defined as follows:
1 -Very Low Risk
2 -Low Risk
3 -Medium Risk
4 -High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.
5 -Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2022.

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
Senior Loan Participations
In certain instances, we finance our loans through the non-recourse syndication of a senior loan interest to a third-party. Depending on the particular structure of the syndication, the senior loan interest may remain on our GAAP balance sheet or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in our consolidated financial statements. When these sales are not recognized under GAAP we reflect the transaction by recording a loan participations sold liability on our consolidated balance sheet, however this gross presentation does not impact stockholders’ equity or net income. When the sales are recognized, our balance sheet only includes our remaining subordinate loan, and excludes the non-consolidated senior interest in the loan that we sold.

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
Convertible Notes
In August 2020, the FASB issued ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” or ASU 2020-06. ASU 2020-06 simplified the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. ASU 2020-06 also updated the earnings per share calculation and required entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 was effective for fiscal years beginning after December 15, 2021, and we adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method of transition.
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
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 17. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-parties. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.
As of September 30, 2022, we had a $54.9 million CECL reserve specifically related to one of our loans receivable with an outstanding principal balance of $286.3 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loan’s underlying collateral as of September 30, 2022. This loan receivable is therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and is classified as a Level 3 asset in the fair value hierarchy. We estimated the fair value of this loan receivable by reviewing comparable sales on a per-key basis, and the significant unobservable inputs used include the exit capitalization rate assumption of 4.50% used to forecast the future sale price of the underlying real estate collateral and the unlevered discount rate of 7.50%.
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
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 16 for additional information.
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
In August 2020, the FASB issued ASU 2020-06, described above under “Convertible Notes.” We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, of $476,000, as of January 1, 2022. In addition, the adoption of ASU 2020-06 decreased our diluted earnings per share by $0.03 for the nine months ended September 30, 2022.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 49 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
nine of our credit facilities, and our B-4 Term Loan. As of September 30, 2022, the one-month SOFR was 3.04% and one-month USD LIBOR was 3.14%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of September 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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

3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2022	December 31, 2021
Number of loans	205	188
Principal balance	$24,576,601	$22,156,437
Net book value	$24,278,702	$21,878,338
Unfunded loan commitments(1)	$4,126,886	$4,180,128
Weighted-average cash coupon(2)	+ 3.30%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.67%	+ 3.52%
Weighted-average maximum maturity (years)(3)	3.3	3.4

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices, as applicable to each loan. As of September 30, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. As of December 31, 2021, 99.5% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.5% of our loans earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2022, 61% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 39% were open to repayment by the borrower without penalty. As of December 31, 2021, 56% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of September 30, 2022 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$37,500	$—	$37,500
0.00% or no floor(2)	3,759,111	7,072,364	10,831,475
0.01% to 1.00% floor	9,425,418	661,899	10,087,317
1.01% to 1.50% floor	2,458,655	55,040	2,513,695
1.51% to 2.00% floor	692,036	—	692,036
2.01% or more floor	366,129	48,449	414,578
Total(3)	$16,738,849	$7,837,752	$24,576,601

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes a $286.3 million loan accounted for under the cost-recovery method.
(3)As of September 30, 2022, the weighted-average index rate floor of our loan portfolio was 0.34%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.60%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2021	$22,156,437	$(153,420)	$22,003,017
Loan fundings	6,210,880	—	6,210,880
Loan repayments and sales	(2,520,175)	—	(2,520,175)
Unrealized (loss) gain on foreign currency translation	(1,270,541)	9,733	(1,260,808)
Deferred fees and other items	—	(67,950)	(67,950)
Amortization of fees and other items	—	58,169	58,169
Loans Receivable, as of September 30, 2022	$24,576,601	$(153,468)	$24,423,133
CECL reserve			(144,431)
Loans Receivable, net, as of September 30, 2022			$24,278,702

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2022
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	67	$9,609,121	$10,697,145	41%
Multifamily	81	6,210,730	6,313,319	24
Hospitality	30	4,840,022	4,871,384	19
Industrial	10	1,659,162	1,752,418	7
Retail	9	1,093,758	1,134,337	4
Other	8	1,010,340	1,367,403	5
Total loans receivable	205	$24,423,133	$26,136,006	100%
CECL reserve		(144,431)
Loans receivable, net		$24,278,702

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Sunbelt	76	$6,439,282	$6,688,040	26%
Northeast	38	5,365,371	5,694,075	22
West	34	3,516,562	4,484,044	17
Midwest	10	1,005,315	1,110,161	4
Northwest	6	317,617	321,937	1
Subtotal	164	16,644,147	18,298,257	70
International
United Kingdom	22	3,122,227	3,153,449	12
Australia	6	1,362,111	1,373,933	5
Spain	4	1,147,064	1,151,521	5
Ireland	3	1,117,526	1,122,990	4
Sweden	1	444,948	448,264	2
Canada	1	48,396	48,449	—
Other Europe	4	536,714	539,143	2
Subtotal	41	7,778,986	7,837,749	30
Total loans receivable	205	$24,423,133	$26,136,006	100%
CECL reserve		(144,431)
Loans receivable, net		$24,278,702

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests as of September 30, 2022.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	September 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	12	$1,059,274	$1,081,961	8	$642,776	$645,854
2	42	6,323,262	7,008,246	28	5,200,533	5,515,250
3	137	14,070,849	15,072,206	141	13,604,027	14,944,045
4	13	2,684,939	2,687,284	10	2,270,872	2,277,653
5	1	284,809	286,309	1	284,809	286,309
Total loans receivable	205	$24,423,133	$26,136,006	188	$22,003,017	$23,669,111
CECL reserve		(144,431)			(124,679)
Loans receivable, net		$24,278,702			$21,878,338

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion and $1.5 billion of such non-consolidated senior interests as of September 30, 2022 and December 31, 2021, respectively.
(2)Excludes investment exposure to the 2018 Single Asset Securitization of $379.3 million as of December 31, 2021. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.
The weighted-average risk rating of our total loan exposure was 2.8 as of both September 30, 2022 and December 31, 2021.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total

CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Decrease in CECL reserve	(644)	(54)	(1,760)	—	(2,458)
CECL reserve as of March 31, 2022	$26,241	$10,209	$30,897	$54,874	$122,221
Increase in CECL reserve	7,070	1,135	2,598	—	10,803
CECL reserve as of June 30, 2022	$33,311	$11,344	$33,495	$54,874	$133,024
Increase in CECL reserve	8,280	45	3,082	—	11,407
CECL reserve as of September 30, 2022	$41,591	$11,389	$36,577	$54,874	$144,431

CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Increase (decrease) in CECL reserve	1,539	(3,134)	146	—	(1,449)
CECL reserve as of March 31, 2021	$44,534	$24,600	$33,305	$69,661	$172,100
Decrease in CECL reserve	(26,861)	(15,771)	(523)	—	(43,155)
CECL reserve as of June 30, 2021	$17,673	$8,829	$32,782	$69,661	$128,945
Increase (decrease) in CECL reserve	3,253	(283)	(1,527)	—	1,443
CECL reserve as of September 30, 2021	$20,926	$8,546	$31,255	$69,661	$130,388

(1) Includes Canadian loans, which have similar risk characteristics as U.S. loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Previously, we entered into loan modifications related to a multifamily asset in New York City, which were classified as troubled debt restructurings under GAAP. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million, which remains unchanged as of September 30, 2022. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of September 30, 2022. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021. No income was recorded on this loan during the nine months ended September 30, 2021.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of September 30, 2022, this loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, and a CECL reserve of $54.9 million, which was recorded based on our estimation of the fair value of the loan’s underlying collateral as of September 30, 2022. No income was recorded on this loan during both the nine months ended September 30, 2022 and 2021.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of September 30, 2022 and December 31, 2021, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of September 30, 2022
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
U.S. loans(2)
1	$126,002	$312,208	$4,716	$200,910	$415,438	$—	$1,059,274
2	117,240	1,985,821	489,744	152,102	1,068,623	—	3,813,530
3	1,978,758	5,733,693	273,892	952,167	823,215	283,414	10,045,139
4	—	208,829	—	96,542	819,164	365,254	1,489,789
5	—	—	—	—	—	—	—
Total U.S. loans	$2,222,000	$8,240,551	$768,352	$1,401,721	$3,126,440	$648,668	$16,407,732
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	533,332	570,497	86,895	1,110,962	—	—	2,301,686
3	756,131	1,423,210	—	709,834	135,024	—	3,024,199
4	—	—	—	312,314	—	—	312,314
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$1,289,463	$1,993,707	$86,895	$2,133,110	$135,024	$—	$5,638,199
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	208,046	—	—	—	—	—	208,046
3	838,610	—	—	—	162,901	—	1,001,511
4	—	—	—	267,077	615,759	—	882,836
5	—	—	—	—	—	—	—
Total unique loans	$1,046,656	$—	$—	$267,077	$778,660	$—	$2,092,393
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	—	284,809	—	284,809
Total impaired loans	$—	$—	$—	$—	$284,809	$—	$284,809
Total loans receivable
1	$126,002	$312,208	$4,716	$200,910	$415,438	$—	$1,059,274
2	858,618	2,556,318	576,639	1,263,064	1,068,623	—	6,323,262
3	3,573,499	7,156,903	273,892	1,662,001	1,121,140	283,414	14,070,849
4	—	208,829	—	675,933	1,434,923	365,254	2,684,939
5	—	—	—	—	284,809	—	284,809
Total loans receivable	$4,558,119	$10,234,258	$855,247	$3,801,908	$4,324,933	$648,668	$24,423,133
CECL reserve							(144,431)
Loans receivable, net							$24,278,702

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Includes Canadian loans, which have similar risk characteristics as U.S. loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	Net Book Value of Loans Receivable by Year of Origination(1)(2)
	As of December 31, 2021
Risk Rating	2021	2020	2019	2018	2017	Prior	Total
U.S. loans(3)
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
(3)Includes Canadian loans, which have similar risk characteristics as U.S. loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2022 and December 31, 2021, our Multifamily Joint Venture held $802.9 million and $746.9 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	September 30, 2022	December 31, 2021
Accrued interest receivable	$146,882	$86,101
Derivative assets	94,352	30,531
Loan portfolio payments held by servicer(1)	4,204	77,624
Accounts receivable and other assets	2,529	572
Prepaid expenses	61	956
Debt securities held-to-maturity(2)	—	78,083
CECL reserve	—	(70)
Debt securities held-to-maturity, net	—	78,013
Total	$248,028	$273,797

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $379.3 million as of December 31, 2021, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. During the nine months ended September 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

Debt Securities Held-To-Maturity Total
CECL reserve as of December 31, 2021	$70
Decrease in CECL reserve	(70)
CECL reserve as March 31, 2022	$—
Decrease in CECL reserve	—
CECL reserve as of June 30, 2022	$—
Decrease in CECL reserve	—
CECL reserve as of September 30, 2022	$—

CECL reserve as of December 31, 2020	$1,723
Decrease in CECL reserve	(834)
CECL reserve as of March 31, 2021	$889
Decrease in CECL reserve	(767)
CECL reserve as of June 30, 2021	$122
Increase in CECL reserve	158
CECL reserve as of September 30, 2021	$280
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	September 30, 2022	December 31, 2021
Accrued dividends payable	$105,956	$104,271
Accrued interest payable	57,680	29,851
Accrued management and incentive fees payable	25,911	28,373
Current expected credit loss reserve for unfunded loan commitments(1)	9,275	6,263
Accounts payable and other liabilities	7,272	9,046
Secured debt repayments pending servicer remittance(2)	2,302	47,664
Derivative liabilities	979	5,890
Total	$209,375	$231,358

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of September 30, 2022, we had unfunded commitments of $4.1 billion related to 122 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and nine months ended September 30, 2022 and 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase (decrease) in CECL reserve	209	(218)	—	—	(9)
CECL reserve as of March 31, 2022	$4,281	$1,973	$—	$—	$6,254
Increase in CECL reserve	2,042	138	—	—	2,180
CECL reserve as of June 30, 2022	$6,323	$2,111	$—	$—	$8,434
Increase in CECL reserve	527	314	—	—	841
CECL reserve as of September 30, 2022	$6,850	$2,425	$—	$—	$9,275

CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Increase (decrease) in CECL reserve	216	778	(4)	—	990
CECL reserve as of March 31, 2021	$7,169	$3,772	$80	$—	$11,021
Decrease in CECL reserve	(4,315)	(2,632)	(37)	—	(6,984)
CECL reserve as of June 30, 2021	$2,854	$1,140	$43	$—	$4,037
Increase (decrease) in CECL reserve	566	643	(43)	—	1,166
CECL reserve as of September 30, 2021	$3,420	$1,783	$—	$—	$5,203
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the nine months ended September 30, 2022, we obtained approval for $4.4 billion of new borrowings against $5.6 billion of collateral assets. Additionally, during the nine months ended September 30, 2022, we (i) entered into two new secured credit facilities providing an aggregate $2.1 billion of credit capacity and (ii) we increased the size of six existing secured credit facilities providing an aggregate $1.4 billion of additional credit capacity. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2022	December 31, 2021
Secured credit facilities	$13,213,212	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,213,212	$12,299,580
Deferred financing costs(1)	(24,520)	(19,538)
Net book value of secured debt	$13,188,692	$12,280,042

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
The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2022 ($ in thousands):

September 30, 2022
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$7,627,832	2/6/2026	149	$11,656,788	2/24/2026	36%	25% - 100%
GBP	7	2,074,791	1/21/2026	21	2,729,052	4/6/2026	27%	25% - 50%
EUR	7	1,977,876	8/1/2025	11	2,631,862	8/6/2025	42%	25% - 100%
Others(5)	4	1,532,713	5/23/2027	8	1,944,598	5/7/2027	25%	25%
Total	15	$13,213,212	3/2/2026	188	$18,962,300	3/19/2026	34%	25% - 100%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of September 30, 2022 and December 31, 2021 ($ in thousands):

	Nine Months Ended September 30, 2022	September 30, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,194,022	$7,635,918	+1.52%	$10,764,384	+3.20%	+1.68%
+ 1.51% to + 1.75%	359,518	2,403,030	+1.88%	3,734,985	+3.59%	+1.71%
+ 1.76% to + 2.00%	467,917	1,319,127	+2.17%	1,904,840	+4.18%	+2.01%
+ 2.01% or more	1,036,182	1,855,137	+2.66%	2,558,091	+4.92%	+2.26%
Total	$3,057,639	$13,213,212	+1.81%	$18,962,300	+3.61%	+1.80%

	Year Ended December 31, 2021	December 31, 2021
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$5,306,925	$7,746,026	+1.52%	$10,193,801	+3.18%	+1.66%
+ 1.51% to + 1.75%	1,477,177	2,710,587	+1.88%	3,977,492	+3.55%	+1.67%
+ 1.76% to + 2.00%	668,470	998,781	+2.13%	1,458,074	+4.28%	+2.15%
+ 2.01% or more	310,991	844,186	+2.49%	1,413,014	+4.75%	+2.26%
Total	$7,763,563	$12,299,580	+1.72%	$17,042,381	+3.49%	+1.77%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of September 30, 2022 and December 31, 2021, respectively, for new financings during the nine months ended September 30, 2022 and year ended December 31, 2021, respectively, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(4)Represents the weighted-average all-in cost as of September 30, 2022 and December 31, 2021, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2022, there was an aggregate $1.4 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 4, 2023.
During the nine months ended September 30, 2022, we had no borrowings under the acquisition facility. During the three months ended September 30, 2022, we recorded interest expense of $306,000, including $82,000 of amortization of deferred fees and expenses. During the nine months ended September 30, 2022, we recorded interest expense of $914,000, including $250,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the year ended December 31, 2021, we had no borrowings under the acquisition facility. During the three months ended September 30, 2021, we recorded interest expense of $307,000 including $84,000 of amortization of deferred fees and expenses. During the nine months ended September 30, 2021 we recorded interest expense of $925,000, including $262,000 of amortization of deferred fees and expenses.
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to September 30, 2022; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2022 and December 31, 2021, we were in compliance with these covenants.
6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO or collectively, the CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 18 for further discussion of our CLOs.
The following tables detail our securitized debt obligations ($ in thousands):

	September 30, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	+ 3.51%	May 2025
Financing provided	1	803,750	799,063	+ 1.57%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	16	1,000,000	1,000,000	+ 3.21%	October 2024
Financing provided	1	808,750	806,068	+ 2.03%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	18	1,500,000	1,500,000	+ 3.39%	September 2024
Financing provided	1	1,243,125	1,238,901	+ 1.39%	February 2038
Total
Collateral assets	65	$3,500,000	$3,500,000	+ 3.37%
Financing provided(4)	3	$2,855,625	$2,844,032	+ 1.62%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of September 30, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of September 30, 2022, one-month SOFR was 3.04% and one-month USD LIBOR was 3.14%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and nine months ended September 30, 2022, we recorded $26.1 million and $52.6 million, respectively, of interest expense related to our securitized debt obligations.

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
(4)During the three and nine months ended September 30, 2021, we recorded $10.7 million and $35.2 million, respectively, of interest expense related to our securitized debt obligations.
7. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	September 30, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$1,125,108	$1,108,063	+ 4.56%	March 2026
Financing provided	4	$959,762	$949,891	+ 3.09%	March 2026

	December 31, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$446,276	$435,727	+ 4.04%	March 2025
Financing provided	4	$400,699	$393,824	+ 2.78%	March 2025

(1)These floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our asset-specific debt is term-matched in each case to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
8. LOAN PARTICIPATIONS SOLD, NET

The financing of a loan by the non-recourse sale of a senior interest in the loan through a participation agreement generally does not qualify as a sale under GAAP. Therefore, in the instance of such sales, we present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. The obligation to pay principal and interest on these liabilities is generally based on the performance of the related loan obligation, and does not require an actual cash outlay from us. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

The following table details our loan participations sold ($ in thousands):

	September 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Total Loan	1	$259,703	$257,556	+ 4.86%	March 2027
Senior Participation	1	$207,762	$207,225	+ 3.20%	March 2027

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(2)The term is determined based on the on maximum maturity of the loan, assuming all extension options are exercised by the borrower.

We did not have any loan participations sold as of December 31, 2021.
9. TERM LOANS, NET

During the nine months ended September 30, 2022, we entered into a $500.0 million term loan facility, or the B-4 Term Loan. The B-4 Term Loan bears interest at SOFR plus 3.50% and matures in May 2029. As of September 30, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$922,743	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$416,224	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$498,750	+ 3.50%	+ 3.98%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The B-1 Term Loan and B-3 Term Loan are indexed to one-month USD LIBOR and the B-4 Term Loan is indexed to one-month SOFR.
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
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	September 30, 2022	December 31, 2021
Face value	$1,837,717	$1,349,271
Unamortized discount	(14,686)	(9,209)
Deferred financing costs	(16,014)	(12,656)
Net book value	$1,807,017	$1,327,406

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2022 and December 31, 2021, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
10. SENIOR SECURED NOTES, NET
As of September 30, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

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
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2022	December 31, 2021
Face value	$400,000	$400,000
Deferred financing costs	(5,136)	(5,990)
Net book value	$394,864	$394,010
The covenants under our Senior Secured Notes require us to maintain a total debt to total assets ratio, as defined in the agreements, of not greater than 83.33% and, in certain circumstances, a total unencumbered assets to total unsecured indebtedness ratio, as defined in the agreements, of 1.20 or greater. As of September 30, 2022 and December 31, 2021, we were in compliance with these covenants.
11. CONVERTIBLE NOTES, NET
During the nine months ended September 30, 2022, we issued $300.0 million aggregate principal amount of 5.50% convertible senior notes due 2027, or the March 2022 convertible notes. In connection with this offering, we repurchased $64.7 million aggregate principal amount of our May 2017 convertible senior notes at a price of 100.25% per $1,000 principal amount. We repaid the remaining $337.9 million aggregate principal amount of our May 2017 convertible senior notes at maturity on May 5, 2022. As of September 30, 2022, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.6052 and 27.5702, respectively, for the March 2018 and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective March 2018 and March 2022 convertible notes supplemental indentures have not been exceeded as of September 30, 2022.

Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2022 and December 14, 2026 for the March 2018 and March 2022 convertible notes, respectively, at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $23.34 on September 30, 2022 was less than the per share conversion price of the March 2018 and March 2022 convertible notes.
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
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2022	December 31, 2021
Face value	$520,000	$622,500
Unamortized discount	(6,336)	(2,472)
Deferred financing costs	(38)	(152)
Net book value	$513,626	$619,876
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash coupon	$6,737	$7,015	$22,122	$21,045
Discount and issuance cost amortization	644	873	2,222	2,595
Total interest expense	$7,381	$7,888	$24,344	$23,640

Accrued interest payable for the Convertible Notes was $1.2 million and $6.0 million as of September 30, 2022 and December 31, 2021, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

September 30, 2022				December 31, 2021
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	1	kr	995,700	Buy USD / Sell SEK Forward	1	kr	999,500
Buy USD / Sell EUR Forward	7		€701,392	Buy USD / Sell EUR Forward	7		€731,182
Buy USD / Sell GBP Forward	3		£684,613	Buy USD / Sell GBP Forward	2		£489,204
Buy USD / Sell AUD Forward	5	A$	536,100	Buy USD / Sell AUD Forward	3	A$	188,600
Buy USD / Sell DKK Forward	1	kr.	167,200	Buy USD / Sell CAD Forward	2	C$	22,100
Buy USD / Sell CAD Forward	2	C$	22,000	Buy USD / Sell CHF Forward	1	CHF	5,200
Buy USD / Sell CHF Forward	1	CHF	5,200

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amount in thousands):

September 30, 2022			December 31, 2021
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	2	€25,700	Buy GBP / Sell USD Forward	3		£170,600
Buy USD / Sell EUR Forward	2	€25,700	Buy USD / Sell GBP Forward	3		£170,600
Buy GBP / Sell USD Forward	1	£13,000	Buy EUR / Sell USD Forward	2		€165,560
Buy USD / Sell GBP Forward	1	£13,000	Buy USD / Sell EUR Forward	3		€165,560
			Buy CHF / Sell USD Forward	1	CHF	20,300
			Buy USD / Sell CHF Forward	1	CHF	20,300
			Buy GBP / Sell EUR Forward	1		€8,410

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
		Three Months Ended September 30,		Nine Months Ended September 30,
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized	2022	2021	2022	2021
Designated Hedges	Interest Income(1)	$6,603	$1,542	$11,585	$5,294
Non-Designated Hedges	Interest Income(1)	(8)	34	(15)	(340)
Non-Designated Hedges	Interest Expense(2)	11	(8)	75	(7,139)
Total		$6,606	$1,568	$11,645	$(2,185)

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(2)Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
Foreign Exchange Contracts	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Designated Hedges	$92,815	$23,423	$—	$1,383
Non-Designated Hedges	1,537	7,108	979	4,507
Total Derivatives	$94,352	$30,531	$979	$5,890

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022		Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022

Net Investment Hedges
Foreign exchange contracts(1)	$154,849	$329,044	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	—	—	Interest Expense(2)	—	(4)
Total	$154,849	$329,044		$—	$(4)

(1)During the three and nine months ended September 30, 2022, we received net cash settlements of $149.5 million and $272.0 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the nine months ended September 30, 2022, we recorded total interest and related expenses of $439.7 million, which included $4,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of both September 30, 2022 and December 31, 2021, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of September 30, 2022, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2022 and December 31, 2021.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our issuance of class A common stock during the nine months ended September 30, 2022 ($ in thousands, except per share data):

Class A Common Stock Offerings
September 30, 2022
Shares issued(1)	2,303,469
Gross / net issue price per share(2)	$31.23 / $30.92
Net proceeds(3)	$70,651

(1)Represents shares issued under our at-the-market program.
(2)Represents the gross price per share issued, as well as the net proceeds per share after underwriting or sales discounts and commissions.
(3)Net proceeds represent proceeds received from the underwriters less applicable transaction costs.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 16 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2022	2021
Beginning balance	168,543,370	147,086,722
Issuance of class A common stock(2)	2,308,889	10,001,429
Issuance of restricted class A common stock, net(3)(4)	407,581	234,229
Issuance of deferred stock units	35,940	50,009
Ending balance	171,295,780	157,372,389

(1)Includes 399,512 and 356,700 deferred stock units held by members of our board of directors as of September 30, 2022 and 2021, respectively.
(2)Includes 5,420 and 1,429 shares issued under our dividend reinvestment program during the nine months ended September 30, 2022 and 2021, respectively.
(3)Includes 13,197 restricted shares issued to our board of directors during the nine months ended September 30, 2022.
(4)Net of 33,250 and 29,580 shares of restricted class A common stock forfeited under our stock-based incentive plans during the nine months ended September 30, 2022 and 2021, respectively. See Note 16 for further discussion of our stock-based incentive plans.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three and nine months ended September 30, 2022 we issued 2,000 shares and 5,420 shares, respectively, of class A common stock under the dividend reinvestment component of the plan compared to 480 shares and 1,429 shares, respectively, for the same periods in 2021. As of September 30, 2022, a total of 9,984,370 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

At the Market Stock Offering Program
As of September 30, 2022, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2022, we issued and sold 2,303,469 shares of class A common stock under ATM Agreements, generating net proceeds totaling $70.7 million. During the nine months ended September 30, 2021, we did not issue any shares of our class A common stock under ATM Agreements. As of September 30, 2022, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On September 15, 2022, we declared a dividend of $0.62 per share, or $106.0 million in aggregate, that was paid on October 14, 2022 to stockholders of record as of September 30, 2022.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86
Class A common stock dividends declared	$105,956	$97,350	$317,114	$279,659
Deferred stock unit dividends declared	241	202	698	591
Total dividends declared	$106,197	$97,552	$317,812	$280,250
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings
Net income(1)	$103,246	$83,757	$296,183	$295,254
Weighted-average shares outstanding, basic	170,971,874	149,214,819	170,303,470	147,971,737
Per share amount, basic	$0.60	$0.56	$1.74	$2.00

Diluted Earnings
Net income(1)	$103,246	$83,757	$296,183	$295,254
Add back: Interest expense on Convertible Notes, net(2)(3)	5,905	—	14,218	—
Diluted earnings	$109,151	$83,757	$310,401	$295,254
Weighted-average shares outstanding, basic	170,971,874	149,214,819	170,303,470	147,971,737
Effect of dilutive securities - Convertible Notes(3)(4)	14,344,204	—	11,708,372	—
Weighted-average common shares outstanding, diluted	185,316,078	149,214,819	182,011,842	147,971,737
Per share amount, diluted	$0.59	$0.56	$1.71	$2.00

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our convertible notes, net of incentive fees.
(3)For the three and nine months ended September 30, 2021, prior to the adoption of ASU 2020-06, our convertible notes were not assessed for dilution as we had the intent and ability to settle the convertible notes in cash. Refer to Note 2 and Note 11 for further discussion of ASU 2020-06 and our convertible notes, respectively.
(4)For the three months ended September 30, 2022, represents 8.3 million and 6.1 million of weighted-average shares, using the if-converted method, related to our March 2022 and March 2018 Convertible Notes, respectively. For the nine months ended September 30, 2022, represents 5.6 million and 6.1 million of weighted-average shares, using the in-converted method, related to our March 2022 convertible notes, which were issued on March 29, 2022, and our March 2018 convertible notes, respectively. Our May 2017 convertible notes were elected to be settled in cash and were repaid during the nine months ended September 30, 2022. Therefore, the May 2017 convertible notes do not have any impact on our diluted earnings per share.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of September 30, 2022, total accumulated other comprehensive income was $3.8 million, primarily representing $415.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $411.6 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2021, total accumulated other comprehensive income was $8.3 million, primarily representing $86.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $78.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of September 30, 2022, our Multifamily Joint Venture’s total equity was $170.0 million, of which $144.5 million was owned by us, and $25.5 million was allocated to non-controlling interests. As of December 31, 2021,

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
our Multifamily Joint Venture’s total equity was $203.5 million, of which $173.0 million was owned by us, and $30.5 million was allocated to non-controlling interests.
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
During the three and nine months ended September 30, 2022, we incurred $18.3 million and $54.6 million, respectively, of management fees payable to our manager, compared with $15.8 million and $46.9 million during the same period in 2021. In addition, during the three and nine months ended September 30, 2022, we incurred $7.6 million and $21.9 million respectively, of incentive fees payable to our Manager, compared to $3.6 million and $13.2 million during the same period in 2021.
As of September 30, 2022 and December 31, 2021 we had accrued management and incentive fees payable to our Manager of $25.9 million and $28.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Professional services	$2,695	$1,969	$8,086	$5,831
Operating and other costs	2,018	792	4,329	2,093
Subtotal(1)	4,713	2,761	12,415	7,924
Non-cash compensation expenses
Restricted class A common stock earned	8,046	7,907	24,768	23,762
Director stock-based compensation	173	173	518	422
Subtotal	8,219	8,080	25,286	24,184
Total general and administrative expenses	$12,932	$10,841	$37,701	$32,108

(1)During the three and nine months ended September 30, 2022, we recognized an aggregate $239,000 and $783,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2021, we recognized an aggregate $110,000 and $543,000, respectively, of expenses related to our Multifamily Joint Venture.
15. INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings that we distribute. To the extent that we

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.
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
During the three and nine months ended September 30, 2022, we recorded a current income tax provision of $1.2 million and $2.1 million respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2021, we recorded a current income tax provision of $70,000 and $346,000, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2022 or December 31, 2021.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of September 30, 2022, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of September 30, 2022, tax years 2018 through 2021 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2022, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2022, there were 10,018,856 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding DSUs under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	1,706,121	$31.19
Granted	440,831	30.96
Vested	(774,257)	32.06
Forfeited	(33,250)	30.95
Balance as of September 30, 2022	1,339,445	$30.62
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,339,445 shares of restricted class A common stock outstanding as of September 30, 2022 will vest as follows: 252,556 shares will vest in 2022; 684,797 shares will vest in 2023; and 402,092 shares will vest in 2024. As of September 30, 2022, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $39.1 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.0 years from September 30, 2022.
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$94,352	$—	$94,352	$—	$30,531	$—	$30,531
Liabilities
Derivatives	$—	$979	$—	$979	$—	$5,890	$—	$5,890
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2022			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$271,899	$271,899	$271,899	$551,154	$551,154	$551,154
Loans receivable, net	24,278,702	24,576,601	24,067,484	21,878,338	22,156,437	22,013,762
Debt securities held-to-maturity, net(1)	—	—	—	78,013	79,200	77,229
Financial liabilities
Secured debt, net	13,188,692	13,213,212	12,887,200	12,280,042	12,299,580	12,299,580
Securitized debt obligations, net	2,844,032	2,855,625	2,785,573	2,838,062	2,855,625	2,850,399
Asset-specific debt, net	949,891	959,762	948,263	393,824	400,699	400,699
Loan participations sold, net	207,225	207,762	203,025	—	—	—
Secured term loans, net	1,807,017	1,837,717	1,746,369	1,327,406	1,349,271	1,335,844
Senior secured notes, net	394,864	400,000	340,008	394,010	400,000	399,012
Convertible notes, net	513,626	520,000	477,134	619,876	622,500	630,821

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
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2022	December 31, 2021
Assets
Loans receivable	$3,500,000	$3,486,750
Current expected credit loss reserve	(9,743)	(4,502)
Loans receivable, net	3,490,257	3,482,248
Other assets	12,389	20,746
Total assets	$3,502,646	$3,502,994
Liabilities
Securitized debt obligations, net	$2,844,032	$2,838,062
Other liabilities	5,547	1,800
Total liabilities	$2,849,579	$2,839,862

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
Non-Consolidated Variable Interest Entities
During the nine months ended September 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that was included in other assets on our consolidated balance sheets.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated VIEs.
19. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2022, and will be automatically renewed for a one year term upon such date and each anniversary thereafter unless earlier terminated.
As of September 30, 2022 and December 31, 2021, our consolidated balance sheets included $25.9 million and $28.4 million of accrued management and incentive fees payable to our Manager, respectively. During the three and nine months ended September 30, 2022, we paid aggregate management and incentive fees of $27.1 million and $78.9 million, respectively, to our Manager, compared to $21.5 million and $59.9 million during the same periods of 2021. In addition, during the three and nine months ended September 30, 2022, we incurred expenses of $163,000 and $723,000, respectively, that were paid by our Manager and will be reimbursed by us, compared to $141,000 and $325,000 of such expenses during the same periods of 2021.
As of September 30, 2022, our Manager held 677,582 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $20.9 million, and vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2022, we recorded non-cash expenses related to shares held by our Manager of $4.1 million and $12.5 million, respectively, compared to $4.1 million and $12.2 million during the same periods of 2021. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the nine months ended September 30, 2022 or 2021.
During the three and nine months ended September 30, 2022, we incurred $88,000 and $280,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager, compared to $100,000 and $291,000 during the same periods of 2021.
Affiliates of our Manager own interests in the controlling entity of BTIG, LLC. We engaged BTIG, LLC as a sales agent to sell shares of our class A common stock under our ATM Agreements. During the three months ended September 30, 2022, BTIG, LLC received aggregate fees of $191,000 in such capacity. The fees paid were on terms equivalent to those of other sales agents engaged to sell shares under our ATM Agreements.
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
In the third quarter of 2021, we participated in $246.6 million, or 49.0%, of a total $503.3 million senior loan that was originated by an unaffiliated third party, which was part of a total financing that included a mezzanine loan originated by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under our loan, including voting rights, so long as any Blackstone-advised investment vehicle controls the mezzanine loan. The senior loan terms, with respect to the mezzanine lender, were negotiated by a third party without our involvement and our 49.0% interest in the senior loan was made on such market terms. The borrower is an unaffiliated third party.
In the third quarter of 2021, we acquired an aggregate £186.0 million, or 49.0%, of a total £379.6 million senior loan to a borrower that is majority owned by a Blackstone-advised investment vehicle. We will forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The senior loan terms were negotiated by the original lender prior to our acquisition of the loan without our involvement, and we acquired the loan on such market terms.
In the third quarter of 2021, we participated in $243.6 million, or 25.0%, of an aggregate $974.5 million senior loan that was originated by an unaffiliated third party as part of a broadly marketed process. A Blackstone-advised investment vehicle participated in an additional $243.6 million, or 25.0%, of the loan. The loan proceeds were used by the borrower to repay an existing loan previously owned by us.
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
20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of September 30, 2022, we had aggregate unfunded commitments of $4.1 billion across 122 loans receivable, and $2.7 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.4 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.9 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2022 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2022 (remaining)	$110,784	$—	$4,685	$—	$—	$115,469
2023	343,531	—	18,738	—	220,000	582,269
2024	3,369,857	—	18,738	—	—	3,388,595
2025	1,189,147	719,225	18,738	—	—	1,927,110
2026	4,500,298	—	1,299,318	—	—	5,799,616
2027	2,979,756	157,471	5,000	400,000	300,000	3,842,227
Thereafter	719,839	83,066	472,500	—	—	1,275,405
Total obligation	$13,213,212	$959,762	$1,837,717	$400,000	$520,000	$16,930,691

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
(4)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.6 billion of non-consolidated senior interests, and $207.8 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of September 30, 2022, of the nine members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.

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
Recent Developments

Macroeconomic Environment

This year has been characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to mounting inflationary pressure.

Inflation continues to rise and has caused the Federal Reserve to continue raising interest rates, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors, coupled with economic contraction in the U.S. in 2022, indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 49 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under nine of our credit facilities, and our B-4 Term Loan. As of September 30, 2022, the one-month SOFR was 3.04% and one-month USD LIBOR was 3.14%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of September 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended September 30, 2022, we recorded basic earnings per share of $0.60, declared a dividend of $0.62 per share, and reported $0.71 per share of Distributable Earnings. In addition, our book value as of September 30, 2022 was $27.20 per share, which is net of a $0.90 per share cumulative CECL reserve.
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

Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2022	June 30, 2022
Net income(1)	$103,246	$93,250
Weighted-average shares outstanding, basic	170,971,874	170,665,601
Per share amount, basic	$0.60	$0.55
Dividends declared per share	$0.62	$0.62

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three months ended
	September 30, 2022	June 30, 2022
Net income(1)	$103,246	$93,250
Increase in current expected credit loss reserve	12,248	12,983
Non-cash compensation expense	8,219	8,418
Realized hedging and foreign currency loss, net(2)	(1,698)	(829)
Adjustments attributable to non-controlling interests, net	(43)	(46)
Other items	(10)	(65)
Distributable Earnings	$121,962	$113,711
Weighted-average shares outstanding, basic(3)	170,971,874	170,665,601
Distributable Earnings per share, basic	$0.71	$0.67

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
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2022	June 30, 2022
Stockholders’ equity	$4,658,406	$4,637,591
Shares
Class A common stock	170,896,268	170,295,049
Deferred stock units	399,512	391,027
Total outstanding	171,295,780	170,686,076
Book value per share(1)	$27.20	$27.17

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
During the three months ended September 30, 2022, we originated or acquired $438.5 million of loans. Loan fundings during the quarter totaled $696.6 million and loan repayments and sales during the quarter totaled $443.0 million. We generated interest income of $358.6 million and incurred interest expense of $202.4 million during the quarter, which resulted in $156.2 million of net interest income during the three months ended September 30, 2022.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Loan originations(1)	$438,454	$6,823,352
Loan fundings(2)	$696,642	$6,465,261
Loan repayments and sales(3)	(442,970)	(3,086,011)
Total net fundings	$253,672	$3,379,250

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three and nine months ended September 30, 2022, include $61.1 million and $254.4 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three and nine months ended September 30, 2022, include $10.0 million and $741.7 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests and the loan held by our non-consolidated securitized debt obligation.

The following table details overall statistics for our loan portfolio as of September 30, 2022 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	205	205
Principal balance	$24,576,601	$26,136,007
Net book value	$24,278,702	$24,278,702
Unfunded loan commitments(2)	$4,126,886	$4,923,241
Weighted-average cash coupon(3)	+ 3.30%	+ 3.31%
Weighted-average all-in yield(3)	+ 3.67%	+ 3.68%
Weighted-average maximum maturity (years)(4)	3.3	3.3
Origination loan to value (LTV)(5)	64.0%	63.8%

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of September 30, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes a loan accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of September 30, 2022, 63% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 37% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of September 30, 2022 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$37,500	$—	$37,500
0.00% or no floor(3)	3,815,590	7,072,364	10,887,954
0.01% to 1.00% floor	10,134,223	661,899	10,796,122
1.01% to 1.50% floor	2,960,631	55,040	3,015,671
1.51% to 2.00% floor	984,182	—	984,182
2.01% or more floor	366,129	48,449	414,578
Total(4)	$18,298,255	$7,837,752	$26,136,007

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(3)Includes a $286.3 million loan accounted for under the cost-recovery method.
(4)As of September 30, 2022, the weighted-average index rate floor of our loan portfolio was 0.37%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.63%. As of December 31, 2021, the weighted-average index rate floor of our loan portfolio was 0.42%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.70%.
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of September 30, 2022 (total investment portfolio amounts in thousands):

Investment Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
163	$	$18,298,255	USD LIBOR / SOFR(4)	+ 3.17%	+ 3.53%
11	€	€2,724,758	EURIBOR	+ 3.02%	+ 3.40%
22	£	£2,828,801	SONIA	+ 3.73%	+ 4.24%
9	Various	$2,007,173	Other(5)	+ 4.24%	+ 4.55%
205		$26,136,007	Applicable Index	+ 3.31%	+ 3.68%

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(3)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(4)As of September 30, 2022, $13.5 billion and $4.8 billion of loans were indexed to USD LIBOR and SOFR, respectively. As of September 30, 2022, one-month USD LIBOR was 3.14% and SOFR was 3.04%.
(5)Includes floating rate loans indexed to STIBOR, BBSY, CDOR, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of September 30, 2022:
Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the three months ended September 30, 2022, we collected 100.0% of the contractual interest payments that were due under our loans, with no interest deferrals, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.8% as of September 30, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 2.8 as of both September 30, 2022 and December 31, 2021, respectively.

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	12	$1,059,274	$1,081,961
2	42	6,323,262	7,008,246
3	137	14,070,849	15,072,206
4	13	2,684,939	2,687,284
5	1	284,809	286,309
Loans receivable	205	$24,423,133	$26,136,006
CECL reserve		(144,431)
Loans receivable, net		$24,278,702

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests as of September 30, 2022.
Current Expected Credit Loss Reserve
The CECL reserve required by GAAP reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. Other than a few narrow exceptions, GAAP requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principle underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
During the three months ended September 30, 2022, we recorded an aggregate $12.2 million increase in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $153.7 million as of September 30, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Previously, we entered into loan modifications related to a multifamily asset in New York City, which were classified as troubled debt restructurings under GAAP. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million, which remains unchanged as of September 30, 2022. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. We have no remaining asset-specific CECL reserve against this loan as of September 30, 2022. The loan is paying interest income current and we resumed income accrual for this loan as of December 31, 2021.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of September 30, 2022, this loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds, and a CECL reserve of $54.9 million, which was recorded based on our estimation of the fair value of the loan’s underlying collateral as of September 30, 2022. No income was recorded on this loan during the nine months ended September 30, 2022.

Multifamily Joint Venture
As of September 30, 2022, our Multifamily Joint Venture held $802.9 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2022	December 31, 2021
Secured debt	$13,213,212	$12,299,580
Securitizations(1)	2,855,625	3,155,727
Asset-specific financings(2)	2,726,929	1,913,374
Total portfolio financing	$18,795,766	$17,368,681

(1)Includes our consolidated securitized debt obligations of $2.9 billion as of September 30, 2022. Includes our consolidated securitized debt obligations of $2.9 billion and non-consolidated securitized debt of $300.1 million as of December 31, 2021. The non-consolidated securitized debt obligation represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the nine months ended September 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(2)Includes our asset-specific debt of $959.8 million, our loan participations sold of $207.8 million, and our non-consolidated senior interests of $1.6 billion, as of September 30, 2022. Includes our asset-specific debt of $400.7 million and our non-consolidated senior interests of $1.5 billion, as of December 31, 2021. The loan participations sold and non-consolidated senior interests are non-debt financings that provide structural leverage for our whole loan investments.
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2022	December 31, 2021
Secured credit facilities	$13,213,212	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,213,212	$12,299,580

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2022 ($ in thousands):

	Nine Months Ended September 30, 2022	September 30, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,194,022	$7,635,918	+1.52%	$10,764,384	+3.20%	+1.68%
+ 1.51% to + 1.75%	359,518	2,403,030	+1.88%	3,734,985	+3.59%	+1.71%
+ 1.76% to + 2.00%	467,917	1,319,127	+2.17%	1,904,840	+4.18%	+2.01%
+ 2.01% or more	1,036,182	1,855,137	+2.66%	2,558,091	+4.92%	+2.26%
Total	$3,057,639	$13,213,212	+1.81%	$18,962,300	+3.61%	+1.80%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of September 30, 2022 for new financings during the nine months ended September 30, 2022, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(4)Represents the weighted-average all-in cost as of September 30, 2022 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The maturity date of the facility is April 4, 2023. As of September 30, 2022, we had no assets pledged to our acquisition facility.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	September 30, 2022	December 31, 2021
Securitized debt obligations	$2,855,625	2,855,625
Non-consolidated securitized debt obligation(1)	—	300,102
Total securitizations	$2,855,625	$3,155,727

(1)These non-consolidated securitized debt obligations represent the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the nine months ended September 30, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO, or collectively, the CLOs. The following table details our securitized debt obligations ($ in thousands):

	September 30, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Collateral assets	31	$1,000,000	$1,000,000	+ 3.51%	May 2025
Financing provided	1	803,750	799,063	+ 1.57%	May 2038
2020 FL3 Collateralized Loan Obligation
Collateral assets	16	1,000,000	1,000,000	+ 3.21%	October 2024
Financing provided	1	808,750	806,068	+ 2.03%	November 2037
2020 FL2 Collateralized Loan Obligation
Collateral assets	18	1,500,000	1,500,000	+ 3.39%	September 2024
Financing provided	1	1,243,125	1,238,901	+ 1.39%	February 2038
Total
Collateral assets	65	$3,500,000	$3,500,000	+ 3.37%
Financing provided(4)	3	$2,855,625	$2,844,032	+ 1.62%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of September 30, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR, plus a credit spread adjustment of 0.11%. As of September 30, 2022, the one-month SOFR was 3.04% and one-month USD LIBOR was 3.14%.
(3)Loan term represents weighted-average final maturity, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and nine months ended September 30, 2022, we recorded $26.1 million and $52.6 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.
Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	September 30, 2022	December 31, 2021
Asset-specific debt	$959,762	$400,699
Loan participations sold(1)	207,762	—
Non-consolidated senior interests(1)	1,559,405	1,512,675
Total asset-specific financings	$2,726,929	$1,913,374

(1)These loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	September 30, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Collateral assets	4	$1,125,108	$1,108,063	+ 4.56%	March 2026
Financing provided	4	$959,762	$949,891	+ 3.09%	March 2026

(1)These floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our asset-specific debt is term-matched in each case to the corresponding collateral loans.
Loan Participations Sold
The following table details our loan participations sold ($ in thousands):

	September 30, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Total loan	1	$259,703	$257,556	+ 4.86%	March 2027
Senior participation	1	$207,762	$207,225	+ 3.20%	March 2027

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
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
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests ($ in thousands):

	September 30, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term
Total loan	8	$1,929,848	n/a	+ 3.66%	February 2026
Senior participation	8	$1,559,405	n/a	+ 2.63%	February 2026

(1)The weighted-average spread and all-in yield are expressed as a spread over the relevant floating benchmark rates, which includes USD LIBOR and SOFR, as applicable to each investment. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.

Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	September 30, 2022	December 31, 2021
Term loans	$1,837,717	$1,349,271
Senior secured notes	400,000	400,000
Convertible notes	520,000	622,500
Total corporate financing	$2,757,717	$2,371,771
Term Loans
As of September 30, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$922,743	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$416,224	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$498,750	+ 3.50%	+ 3.98%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The B-1 Term Loan and B-3 Term Loan are indexed to one-month USD LIBOR and the B-4 Term Loan is indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Note 2 and Note 9 to our consolidated financial statements for additional discussion of our Term Loans.
Senior Secured Notes
As of September 30, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.
Convertible Notes
As of September 30, 2022 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.6052 and 27.5702, respectively, for the March 2018 and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective March 2018 and March 2022 convertible notes supplemental indentures have not been exceeded as of September 30, 2022.

Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s net exposure to interest rates by currency as of September 30, 2022 (amounts in thousands):

	USD	GBP	EUR	All Other(5)
Floating rate loans(1)(2)	$18,260,755	£2,828,801	€2,724,758	$2,007,173
Floating rate debt(1)(2)(3)	(14,682,870)	(2,158,295)	(2,047,629)	(1,532,713)
Net floating rate exposure	$3,577,885	£670,506	€677,129	$474,460
Net floating rate exposure in USD(4)	$3,577,885	$748,956	$663,722	$474,460

(1)Our floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement.
(2)As of September 30, 2022, $13.5 billion and $4.8 billion of floating rate loans were indexed to USD LIBOR and SOFR, respectively. As of September 30, 2022, $8.5 billion and $6.2 billion of floating rate debt was indexed to USD LIBOR and SOFR, respectively. As of September 30, 2022, one-month SOFR was 3.04% and one-month USD LIBOR was 3.14%.
(3)Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(4)Represents the U.S. Dollar equivalent as of September 30, 2022.
(5)Includes Australian Dollar, Canadian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022 and June 30, 2022 ($ in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2022	June 30, 2022	$
Income from loans and other investments
Interest and related income	$358,557	$283,687	$74,870
Less: Interest and related expenses	202,375	136,619	65,756
Income from loans and other investments, net	156,182	147,068	9,114
Other expenses
Management and incentive fees	25,911	27,065	(1,154)
General and administrative expenses	12,932	12,409	523
Total other expenses	38,843	39,474	(631)
Increase in current expected credit loss reserve	(12,248)	(12,983)	735
Income before income taxes	105,091	94,611	10,480
Income tax provision	1,172	746	426
Net income	103,919	93,865	10,054
Net income attributable to non-controlling interests	(673)	(615)	(58)
Net income attributable to Blackstone Mortgage Trust, Inc.	$103,246	$93,250	$9,996
Net income per share of common stock
Basic	$0.60	$0.55	$0.05
Diluted	$0.59	$0.54	$0.05
Weighted-average shares of common stock outstanding
Basic	170,971,874	170,665,601	306,273
Diluted	185,316,078	185,009,805	306,273
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $9.1 million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022. The increase was primarily due to (i) an increase in USD LIBOR, SOFR, SONIA, and other floating rate indices and (ii) an increase in the weighted-average principal balance of our loan portfolio by $764.1 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $681.8 million for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $631,000 during the three months ended September 30, 2022 compared to the three months ended June 30, 2022 due to a decrease of (i) $1.2 million of incentive fees payable to our Manager and (ii) non-cash restricted stock amortization of $199,000 related to shares awarded under our long-term incentive plans. This was offset by an increase of (i) $723,000 of general operating expenses, and (iii) $70,000 of management fees payable to our Manager.

Changes in current expected credit loss reserve
During the three months ended September 30, 2022, we recorded a $12.2 million increase in the CECL reserve, as compared to a $13.0 million increase during the three months ended June 30, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the three months ended September 30, 2022 and June 30, 2022, we recorded $673,000 and $615,000, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the three months ended September 30, 2022, we declared aggregate dividends of $0.62 per share, or $106.0 million. During the three months ended June 30, 2022, we declared aggregate dividends of $0.62 per share, or $105.6 million.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2022 and September 30, 2021 ($ in thousands, except per share data):

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	$
Income from loans and other investments
Interest and related income	$876,676	$583,941	$292,735
Less: Interest and related expenses	439,708	243,413	196,295
Income from loans and other investments, net	436,968	340,528	96,440
Other expenses
Management and incentive fees	76,462	60,094	16,368
General and administrative expenses	37,701	32,108	5,593
Total other expenses	114,163	92,202	21,961
(Increase) decrease in current expected credit loss reserve	(22,694)	49,432	(72,126)
Income before income taxes	300,111	297,758	2,353
Income tax provision	2,064	346	1,718
Net income	298,047	297,412	635
Net income attributable to non-controlling interests	(1,864)	(2,158)	294
Net income attributable to Blackstone Mortgage Trust, Inc.	$296,183	$295,254	$929
Net income per share of common stock
Basic	$1.74	$2.00	$(0.26)
Diluted	$1.71	$2.00	$(0.29)
Weighted-average shares of common stock outstanding
Basic	170,303,470	147,971,737	22,331,733
Diluted	182,011,842	147,971,737	34,040,105
Dividends declared per share	$1.86	$1.86	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $96.4 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to (i) an increase in USD LIBOR, SOFR, SONIA, and other floating rate indices during 2022, (ii) an increase in the weighted-average principal balance of our loan portfolio by $6.4 billion for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, and (iii) an increase in prepayment fee income. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $5.7 billion for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $22.0 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to an increase of (i) $8.7 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (ii) $7.7 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2021, (iii) $4.5 million of general operating expenses, and (iv) $1.0 million of non-cash restricted stock amortization related to shares issued under our long-term incentive plans.
Changes in current expected credit loss reserve
During the nine months ended September 30, 2022, we recorded a $22.7 million increase in the CECL reserve, as compared to a $49.4 million decrease during the nine months ended September 30, 2021. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Net income attributable to non-controlling interests
During the nine months ended September 30, 2022 and September 30, 2021, we recorded $1.9 million and $2.2 million, respectively, of net income attributable to non-controlling interests related to our Multifamily Joint Venture.
Dividends per share
During the nine months ended September 30, 2022, we declared aggregate dividends of $1.86 per share, or $317.1 million. During the nine months ended September 30, 2021, we declared aggregate dividends of $1.86 per share, or $279.7 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of September 30, 2022, our capitalization structure included $4.7 billion of common equity, $2.8 billion of corporate debt, and $18.8 billion of asset-level financings. Our $2.8 billion of corporate debt includes $1.8 billion of term loan borrowings, $400.0 million of senior secured notes, and $520.0 million of convertible notes. Our $18.8 billion of asset-level financings includes $13.2 billion of secured debt, $2.9 billion of securitizations, and $2.7 billion of asset-specific financings all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of September 30, 2022, we have $1.7 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2022	December 31, 2021
Debt-to-equity ratio(1)	3.6x	3.2x
Total leverage ratio(2)	4.6x	4.2x

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

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$271,899	$551,154
Available borrowings under secured debt	1,398,058	754,900
Loan principal payments held by servicer, net(1)	1,902	17,528
	$1,671,859	$1,323,582

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the nine months ended September 30, 2022, we generated cash flow from operating activities of $266.6 million and received (i) $2.7 billion from loan principal collections and sales proceeds, (ii) $1.8 billion of net proceeds from secured debt borrowings, (iii) $575.9 million of net proceeds from asset-specific debt, (iv) $492.5 million of net proceeds from secured term loan borrowings, (v) $294.0 million of net proceeds from the issuance of convertible notes, (vi) $272.0 million of net cash settlements on our foreign currency forward contracts, (vii) $245.3 million from the sale of a senior loan participation, and (viii) $70.7 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We have access to further liquidity through public offerings of debt and equity securities. To facilitate such offerings, in July 2022, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2025. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii) preferred stock; (iii) depositary shares representing preferred stock; (iv) debt securities; (v) warrants; (vi) subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,984,370 shares of class A common stock were available for issuance as of September 30, 2022, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of September 30, 2022. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $13.2 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
As of September 30, 2022, we had unfunded commitments of $4.1 billion related to 122 loans receivable and $2.7 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.4 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.9 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2022 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$4,126,886	$134,565	$1,395,292	$1,240,732	$1,356,297
Principal repayments under secured debt(3)	13,213,212	400,435	4,255,279	7,837,659	719,839
Principal repayments under asset-specific debt(3)	959,762	—	521,838	354,858	83,066
Principal repayments of term loans(4)	1,837,717	18,738	37,477	1,307,752	473,750
Principal repayments of senior secured notes	400,000	—	—	400,000	—
Principal repayments of convertible notes(5)	520,000	220,000	—	300,000	—
Interest payments(3)(6)	2,596,262	765,801	1,219,051	535,582	75,828
Total(7)	$23,653,839	$1,539,539	$7,428,937	$11,976,583	$2,708,780

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
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2022 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.9 billion of consolidated securitized debt obligations, $1.6 billion of non-consolidated senior interests, and $207.8 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flows provided by operating activities	$266,610	$255,022
Cash flows used in investing activities	(3,200,070)	(3,926,040)
Cash flows provided by financing activities	2,671,630	3,616,649
Net decrease in cash and cash equivalents	$(261,830)	$(54,369)
We experienced a net decrease in cash and cash equivalents of $261.8 million for the nine months ended September 30, 2022, compared to a net decrease of $54.4 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we (i) funded $6.2 billion of loans, (ii) repaid $402.5 million of convertible notes, and (iii) paid $315.4 million of dividends on our class A common stock. During the nine months ended September 30, 2022, we received (i) $2.7 billion from loan principal collections and sales proceeds, (ii) $1.8 billion of net proceeds from secured debt borrowings, (iii) $575.9 million of net proceeds from asset-specific debt, (iv) $492.5 million of net proceeds from secured term loan borrowings, (v) $294.0 million of net proceeds from the issuance of convertible notes, (vi) $272.0 million of net cash settlements on our foreign currency forward contracts, (vii) $245.3 million from the sale of a senior loan participation, and (viii) $70.7 million of net proceeds from the issuance of shares of class A common stock.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2022 and December 31, 2021, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income. Refer to Note 15 to our consolidated financial statements for additional discussion of our income taxes.
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

Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2022.
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

These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the three months ended September 30, 2022, we recorded an aggregate $12.2 million increase in the CECL reserve related to our loans receivable and unfunded loan commitments, bringing our total reserve to $153.7 million as of September 30, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

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

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2022 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,067	$989	$986	+2.62%	+3.22%	12/23/2024	Dublin - IE	Office	$369 / sqft	74%	2
2	Senior Loan	6/24/2022	847	847	839	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$385 / sqft	59%	3
3	Senior Loan	4/9/2018	1,487	799	790	+4.64%	+5.84%	6/9/2025	New York	Office	$525 / sqft	48%	2
4	Senior Loan(4)	12/9/2021	770	702	403	+2.65%	+2.81%	12/9/2026	New York	Mixed-Use	$232 / sqft	50%	2
5	Senior Loan(4)	8/7/2019	746	630	127	+3.12%	+3.61%	9/9/2025	Los Angeles	Office	$426 / sqft	59%	3
6	Senior Loan	3/22/2018	616	616	616	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
7	Senior Loan	3/30/2021	448	448	445	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$83 / sqft	76%	2
8	Senior Loan(4)	12/17/2021	448	440	88	+3.95%	+4.35%	1/9/2026	Diversified - US	Other	$13,716 / unit	61%	2
9	Senior Loan	7/23/2021	500	372	367	+4.00%	+4.42%	8/9/2027	New York	Multi	$498,816 / unit	58%	3
10	Senior Loan	8/22/2018	363	363	363	+3.40%	+3.40%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	1
11	Senior Loan	4/11/2018	355	345	344	+2.85%	+3.10%	5/1/2023	New York	Office	$437 / sqft	71%	3
12	Senior Loan(4)	11/22/2019	470	341	68	+3.70%	+4.14%	12/9/2025	Los Angeles	Office	$342 / sqft	69%	3
13	Senior Loan	9/23/2019	343	314	312	+3.00%	+3.20%	11/15/2024	Diversified - Spain	Hospitality	$171,617 / key	62%	4
14	Senior Loan	2/27/2020	303	302	302	+2.70%	+3.04%	3/9/2025	New York	Multi	$948 / sqft	59%	2
15	Senior Loan	10/25/2021	288	288	286	+4.30%	+4.62%	10/25/2024	Diversified - AU	Hospitality	$141,942 / key	56%	3
16	Senior Loan	11/30/2018	286	286	285	n/m(7)%	n/m(7)%	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
17	Senior Loan	9/29/2021	312	284	282	+2.70%	+2.91%	10/9/2026	Washington, DC	Office	$370 / sqft	66%	2
18	Senior Loan	12/11/2018	310	280	281	+2.55%	+2.77%	12/9/2023	Chicago	Office	$236 / sqft	78%	4
19	Senior Loan	10/23/2018	290	279	279	+2.80%	+3.04%	11/9/2024	Atlanta	Office	$260 / sqft	64%	2
20	Senior Loan	5/6/2022	277	277	275	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$86 / sqft	53%	2
21	Senior Loan	9/30/2021	280	271	269	+2.50%	+2.77%	9/30/2026	Dallas	Multi	$142,933 / unit	74%	3
22	Senior Loan	1/11/2019	268	268	267	+4.35%	+4.70%	1/11/2026	Diversified - UK	Other	$265 / sqft	74%	4
23	Senior Loan	4/26/2021	264	264	262	+2.45%	+2.63%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
24	Senior Loan	3/25/2022	260	260	258	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$118,559 / key	65%	3
25	Senior Loan	11/30/2018	263	259	259	+2.80%	+3.03%	12/9/2024	San Francisco	Hospitality	$377,489 / key	73%	4
26	Senior Loan	9/14/2021	259	254	253	+2.50%	+2.76%	9/14/2026	Dallas	Multi	$205,828 / unit	72%	3
27	Senior Loan	7/15/2021	278	232	229	+4.25%	+4.74%	7/15/2026	Diversified - EUR	Hospitality	$177,004 / key	53%	3
28	Senior Loan	2/23/2022	245	227	225	+2.60%	+2.84%	3/9/2027	Reno	Multi	$210,655 / unit	74%	3
29	Senior Loan	9/16/2021	247	225	224	+3.80%	+4.49%	4/9/2024	San Francisco	Office	$273 / sqft	53%	3
30	Senior Loan	6/8/2022	272	225	223	+3.35%	+3.70%	6/9/2027	New York	Office	$1,259 / sqft	75%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	4/29/2022	$210	$210	$208	+3.45%	+3.68%	3/3/2027	Diversified - UK	Hospitality	n / a	41%	2
32	Senior Loan	4/23/2021	219	209	209	+3.65%	+3.77%	5/9/2024	Washington, DC	Office	$234 / sqft	57%	4
33	Senior Loan	8/31/2017	203	203	203	+2.50%	+2.74%	9/9/2023	Orange County	Office	$236 / sqft	64%	3
34	Senior Loan	10/1/2019	248	197	196	+3.75%	+4.28%	10/9/2025	Atlanta	Office	$369 / sqft	68%	1
35	Senior Loan	9/30/2021	195	195	194	+3.75%	+4.10%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
36	Senior Loan	12/22/2016	202	191	192	+3.90%	+4.65%	12/9/2023	New York	Office	$268 / sqft	64%	4
37	Senior Loan	7/16/2021	204	189	188	+3.25%	+3.81%	2/15/2027	London - UK	Multi	$215,007 / unit	69%	3
38	Senior Loan	6/28/2019	183	183	182	+3.70%	+4.37%	6/27/2024	London - UK	Office	$598 / sqft	71%	3
39	Senior Loan	6/4/2018	183	183	182	+3.50%	+3.76%	6/9/2024	New York	Hospitality	$301,071 / key	52%	4
40	Senior Loan	2/15/2022	191	177	176	+2.90%	+3.14%	3/9/2027	Denver	Office	$353 / sqft	61%	3
41	Senior Loan	6/27/2019	188	175	175	+2.80%	+2.80%	8/15/2026	Berlin - DEU	Office	$184 / sqft	62%	3
42	Senior Loan	9/30/2021	217	172	170	+4.00%	+4.49%	9/30/2026	Diversified - Spain	Hospitality	$155,064 / key	60%	3
43	Senior Loan	9/30/2021	256	172	170	+3.00%	+3.35%	10/9/2028	Chicago	Office	$190 / sqft	74%	3
44	Senior Loan	9/26/2019	165	165	165	+3.10%	+3.34%	7/9/2023	New York	Office	$241 / sqft	65%	3
45	Senior Loan	12/17/2021	168	165	164	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,680 / unit	48%	2
46	Senior Loan	9/25/2019	164	164	164	+4.35%	+4.87%	9/26/2024	London - UK	Office	$749 / sqft	72%	3
47	Senior Loan	11/23/2018	164	164	163	+2.62%	+2.87%	2/15/2024	Diversified - UK	Office	$486 / sqft	50%	3
48	Senior Loan	12/21/2021	168	162	160	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$332 / sqft	67%	3
49	Senior Loan	7/23/2021	244	160	158	+5.00%	+5.39%	8/9/2027	New York	Office	$519 / sqft	53%	3
50	Senior Loan	10/7/2021	165	159	159	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$325 / sqft	68%	3
51	Senior Loan	5/27/2021	205	159	158	+2.70%	+2.99%	6/9/2026	Atlanta	Office	$134 / sqft	66%	3
52	Senior Loan	3/7/2022	156	156	155	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
53	Senior Loan	8/24/2021	179	154	153	+3.10%	+3.41%	9/9/2026	San Jose	Office	$367 / sqft	65%	3
54	Senior Loan	1/27/2022	178	154	153	+3.10%	+3.44%	2/9/2027	Dallas	Multi	$100,663 / unit	71%	3
55	Senior Loan	3/9/2022	151	151	150	+2.95%	+3.17%	8/15/2027	Various	Retail	$129 / sqft	55%	2
56	Senior Loan	8/31/2021	150	150	149	+3.15%	+3.42%	9/9/2026	Diversified - US	Retail	$299 / sqft	65%	2
57	Senior Loan	9/4/2018	163	150	149	+4.25%	+4.50%	9/9/2024	Las Vegas	Hospitality	$181,054 / key	70%	3
58	Senior Loan	5/13/2021	199	145	143	+3.55%	+3.94%	6/9/2026	Boston	Office	$733 / sqft	64%	3
59	Senior Loan	1/17/2020	203	144	144	+2.75%	+3.16%	2/9/2025	New York	Mixed-Use	$119 / sqft	43%	3
60	Senior Loan	7/29/2022	246	143	139	+4.60%	+5.78%	7/27/2027	London - UK	Industrial	$201 / sqft	52%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	3/10/2020	$140	$132	$132	+2.50%	+2.50%	10/11/2024	New York	Mixed-Use	$805 / sqft	53%	2
62	Senior Loan	9/14/2021	132	128	127	+2.70%	+2.95%	10/9/2026	San Bernardino	Multi	$257,631 / unit	75%	3
63	Senior Loan	1/7/2022	155	127	126	+3.70%	+3.96%	1/9/2027	Fort Lauderdale	Office	$327 / sqft	55%	1
64	Senior Loan	11/27/2019	146	127	127	+2.75%	+3.13%	12/9/2024	Minneapolis	Office	$127 / sqft	64%	3
65	Senior Loan	11/18/2021	126	126	126	+3.25%	+3.51%	10/21/2026	London - UK	Other	$173 / sqft	65%	2
66	Senior Loan	12/20/2019	126	126	125	+3.10%	+3.32%	12/18/2026	London - UK	Office	$636 / sqft	75%	2
67	Senior Loan	4/3/2018	126	125	125	+2.75%	+2.92%	4/9/2024	Dallas	Retail	$761 / sqft	64%	3
68	Senior Loan	3/28/2022	150	124	123	+3.05%	+3.35%	4/9/2027	Miami	Office	$341 / sqft	69%	3
69	Senior Loan	6/30/2022	122	122	121	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$493 / sqft	60%	3
70	Senior Loan	6/1/2021	120	120	120	+2.85%	+3.05%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
71	Senior Loan	4/6/2021	123	120	119	+3.20%	+3.52%	4/9/2026	Los Angeles	Office	$505 / sqft	65%	3
72	Senior Loan	4/29/2022	118	118	117	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,235,602 / key	66%	2
73	Senior Loan	6/28/2019	125	117	117	+2.75%	+2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
74	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	3
75	Senior Loan	5/20/2021	148	115	114	+3.60%	+4.00%	6/9/2026	San Jose	Office	$295 / sqft	65%	3
76	Senior Loan	8/27/2021	122	115	114	+3.00%	+3.29%	9/9/2026	San Diego	Retail	$434 / sqft	58%	3
77	Senior Loan	10/21/2021	114	114	114	+2.90%	+3.15%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	1
78	Senior Loan	12/21/2021	120	111	110	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$380 / sqft	68%	3
79	Senior Loan	2/25/2022	110	110	109	+4.00%	+4.31%	2/25/2027	Copenhagen - DK	Industrial	$78 / sqft	69%	2
80	Senior Loan	3/29/2021	114	109	108	+3.90%	+4.49%	3/29/2026	Diversified - UK	Multi	$47,517 / unit	61%	3
81	Senior Loan	3/13/2018	123	106	106	+3.00%	+3.27%	4/9/2027	Honolulu	Hospitality	$163,717 / key	50%	3
82	Senior Loan	2/15/2022	106	104	103	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$238,308 / unit	73%	3
83	Senior Loan	6/28/2022	675	104	97	+4.60%	+5.04%	7/9/2029	Austin	Mixed-Use	$86 / sqft	53%	3
84	Senior Loan	3/17/2022	242	101	100	+3.75%	+4.51%	6/30/2025	London - UK	Office	$456 / sqft	62%	3
85	Senior Loan	12/29/2021	110	100	99	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$260 / sqft	64%	3
86	Senior Loan	12/21/2018	108	100	100	+2.60%	+2.85%	1/9/2024	Chicago	Office	$194 / sqft	72%	3
87	Senior Loan	3/29/2022	103	99	99	+2.70%	+2.96%	4/9/2027	Miami	Multi	$276,762 / unit	75%	3
88	Senior Loan	7/1/2021	104	99	99	+3.10%	+3.35%	7/9/2026	Diversified - US	Retail	$281 / sqft	61%	2
89	Senior Loan	10/1/2021	101	99	98	+2.75%	+3.02%	10/1/2026	Phoenix	Multi	$228,201 / unit	77%	3
90	Senior Loan	6/18/2021	99	99	98	+2.60%	+2.83%	7/9/2026	New York	Industrial	$52 / sqft	55%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	10/16/2018	$106	$97	$97	+3.25%	+3.52%	11/9/2024	San Francisco	Hospitality	$211,959 / key	72%	4
92	Senior Loan	2/20/2019	151	97	96	+3.95%	+6.00%	2/19/2024	London - UK	Office	$475 / sqft	61%	3
93	Senior Loan	3/28/2019	97	97	97	+3.25%	+3.25%	1/9/2024	New York	Hospitality	$249,463 / key	63%	4
94	Senior Loan	10/28/2021	96	96	95	+2.90%	+3.25%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
95	Senior Loan	12/10/2021	135	93	92	+3.00%	+3.37%	1/9/2027	Miami	Office	$311 / sqft	49%	3
96	Senior Loan	10/27/2021	93	93	92	+2.50%	+2.69%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
97	Senior Loan	6/14/2021	100	93	92	+3.70%	+4.04%	7/9/2024	Miami	Office	$195 / sqft	65%	3
98	Senior Loan	3/3/2022	92	92	91	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	3
99	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
100	Senior Loan	12/15/2021	91	88	87	+2.85%	+3.10%	1/9/2027	Charlotte	Multi	$251,107 / unit	76%	3
101	Senior Loan	3/25/2020	105	87	87	+2.40%	+2.78%	3/31/2025	Diversified - NL	Multi	$106,309 / unit	65%	2
102	Senior Loan	6/25/2021	85	85	85	+2.75%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
103	Senior Loan	3/31/2017	89	84	84	+4.30%	+4.54%	4/9/2023	New York	Office	$403 / sqft	64%	4
104	Senior Loan	7/30/2021	87	82	82	+2.50%	+2.84%	8/9/2026	Los Angeles	Multi	$162,678 / unit	70%	3
105	Senior Loan	12/10/2018	99	81	80	+3.45%	+3.95%	12/3/2024	London - UK	Office	$384 / sqft	72%	3
106	Senior Loan	3/9/2022	92	80	79	+2.90%	+3.43%	3/9/2025	Boston	Office	$211 / sqft	68%	3
107	Senior Loan	6/14/2022	106	80	79	+2.95%	+3.30%	7/9/2027	San Francisco	Industrial	$167 / sqft	76%	3
108	Senior Loan	4/1/2021	102	80	79	+3.30%	+3.74%	4/9/2026	San Jose	Office	$535 / sqft	67%	3
109	Senior Loan	6/27/2019	88	79	79	+2.75%	+2.66%	7/9/2024	West Palm Beach	Office	$270 / sqft	70%	2
110	Senior Loan	7/29/2021	82	78	78	+2.65%	+3.02%	6/9/2026	Charlotte	Multi	$214,126 / unit	78%	3
111	Senior Loan	11/23/2021	92	77	76	+2.75%	+3.08%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
112	Senior Loan	8/27/2021	79	77	76	+3.85%	+4.43%	9/9/2026	Diversified - US	Hospitality	$113,865 / key	67%	3
113	Senior Loan	1/30/2020	104	75	74	+2.85%	+3.31%	2/9/2026	Honolulu	Hospitality	$239,478 / key	63%	3
114	Senior Loan(4)	12/30/2021	228	73	14	+4.35%	+5.17%	1/9/2028	Los Angeles	Multi	$132,635 / unit	50%	3
115	Senior Loan	12/15/2021	133	72	70	+3.46%	+4.44%	12/15/2026	Dublin - IE	Multi	$179,745 / unit	79%	3
116	Senior Loan(4)	11/10/2021	362	71	14	+4.00%	+4.63%	12/9/2026	San Francisco	Office	$134 / sqft	66%	3
117	Senior Loan	10/28/2021	69	69	69	+2.55%	+2.74%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
118	Senior Loan	1/26/2022	338	69	66	+4.10%	+4.56%	2/9/2027	Seattle	Office	$145 / sqft	56%	3
119	Senior Loan	12/21/2021	74	68	67	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$199,635 / unit	77%	2
120	Senior Loan	9/22/2021	67	67	67	+3.00%	+3.16%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	3/24/2022	$65	$65	$65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
122	Senior Loan	8/22/2019	65	65	65	+2.55%	+2.69%	9/9/2024	Los Angeles	Office	$389 / sqft	63%	3
123	Senior Loan	3/31/2022	70	63	63	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$139,018 / unit	71%	3
124	Senior Loan	12/15/2021	83	63	62	+5.25%	+6.17%	12/15/2026	Melbourne - AU	Multi	$45,675 / unit	38%	3
125	Senior Loan	8/17/2022	70	62	62	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$98 / sqft	72%	3
126	Senior Loan	3/31/2021	62	62	62	+3.73%	+3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	2
127	Senior Loan	7/30/2021	62	62	62	+2.75%	+2.94%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
128	Senior Loan	12/23/2021	62	62	61	+2.18%	+2.99%	9/1/2023	New York	Office	$143 / sqft	71%	3
129	Senior Loan	8/14/2019	70	60	60	+2.56%	+2.78%	9/9/2024	Los Angeles	Office	$684 / sqft	57%	3
130	Senior Loan	12/23/2021	288	60	55	+4.25%	+5.46%	6/24/2028	London - UK	Multi	$65,799 / unit	59%	3
131	Senior Loan	6/30/2021	65	59	59	+2.90%	+3.19%	7/9/2026	Nashville	Office	$242 / sqft	71%	3
132	Senior Loan	4/15/2021	66	58	58	+3.00%	+3.30%	5/9/2026	Austin	Office	$282 / sqft	73%	3
133	Senior Loan	9/29/2021	62	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
134	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
135	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
136	Senior Loan	12/10/2020	61	56	56	+3.25%	+3.54%	1/9/2026	Fort Lauderdale	Office	$192 / sqft	68%	3
137	Senior Loan	10/5/2018	55	55	55	+5.50%	+5.92%	12/20/2022	Sydney - AU	Office	$584 / sqft	78%	3
138	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
139	Senior Loan	12/14/2018	60	53	53	+2.90%	+3.14%	1/9/2024	Diversified - US	Industrial	$39 / sqft	57%	1
140	Senior Loan	7/30/2021	59	53	52	+2.75%	+2.96%	8/9/2026	Tampa	Multi	$131,486 / unit	71%	3
141	Senior Loan	12/17/2021	66	53	52	+4.35%	+4.93%	1/9/2026	Diversified - US	Other	$3,693 / unit	37%	2
142	Senior Loan	11/30/2016	61	52	52	+3.10%	+3.22%	12/9/2023	Chicago	Retail	$1,014 / sqft	54%	4
143	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
144	Senior Loan	2/17/2021	53	51	51	+3.55%	+3.75%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
145	Senior Loan	11/5/2019	56	50	50	+3.85%	+3.90%	2/21/2025	Diversified - IT	Office	$1,758 / sqft	66%	3
146	Senior Loan	1/21/2022	68	50	49	+3.70%	+4.11%	2/9/2027	Denver	Office	$296 / sqft	65%	3
147	Senior Loan	8/5/2021	57	50	50	+2.90%	+3.04%	8/9/2026	Denver	Office	$188 / sqft	70%	3
148	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
149	Senior Loan	6/28/2021	49	49	49	+3.60%	+4.86%	2/15/2023	Diversified - Spain	Hospitality	$123,899 / key	56%	3
150	Senior Loan	2/20/2019	48	48	48	+3.50%	+3.72%	3/9/2024	Calgary - CAN	Office	$134 / sqft	52%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 205	Senior Loan(4)	Various	2,206	1,785	1,753	+3.04%	+3.48%	3.2 yrs	Various	Various	Various	61%	2.6
	CECL reserve				(144)
	Loans receivable, net		$31,059	$26,136	$24,279	+3.31%	+3.68%	3.3 yrs				64%	2.8

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
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of September 30, 2022, eight loans in our portfolio have been financed with an aggregate $1.6 billion of non-consolidated senior interest, which are included in the table above.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of September 30, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes one loan accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)Loan is accounted for under the cost-recovery method.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.

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

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, has identified the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2022, one-month SOFR is utilized as the floating benchmark rate on 49 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under nine of our credit facilities, and our B-4 Term Loan. As of September 30, 2022, the one-month SOFR was 3.04% and one-month USD LIBOR was 3.14%. Additionally, market participants have transitioned from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of September 30, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings.

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

The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following September 30, 2022, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2022 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of September 30, 2022(2)
		Increase in Rates				Decrease in Rates
		50 Basis Points	100 Basis Points	150 Basis Points	200 Basis Points	50 Basis Points
Floating rate assets	$26,098,506	$103,170	$206,419	$309,668	$412,916	$(99,839)
Floating rate liabilities(3)	(20,633,483)	(82,471)	(165,005)	(247,539)	(330,073)	80,862
Net exposure	$5,465,023	$20,699	$41,414	$62,129	$82,843	$(18,977)

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
Investment Portfolio Value
As of September 30, 2022, substantially all of our portfolio earned a floating rate of interest, and so the value of our investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.

Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third-party, provide an interest reserve deposit, and/or provide other structural guarantees.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low origination weighted-average LTV of 63.8% as of September 30, 2022 reflects significant equity value that our sponsors are motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans.

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
This year has been characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to mounting inflationary pressure.

Inflation continues to rise and has caused the Federal Reserve to continue raising interest rates, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors, coupled with economic contraction in the U.S. in 2022, indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of September 30, 2022.

The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2022
	EUR	GBP	All Other(2)
Foreign currency assets	€2,770,998	£2,869,542	$2,032,144
Foreign currency liabilities	(2,047,845)	(2,169,689)	(1,548,087)
Foreign currency contracts – notional	(701,392)	(684,613)	(476,110)
Net exposure to exchange rate fluctuations	€21,761	£15,240	$7,947
Net exposure to exchange rate fluctuations in USD(1)	$21,331	$17,022	$7,947

(1)Represents the U.S. Dollar equivalent as of September 30, 2022.
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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

10.1	Guaranty, dated as of February 11, 2022, made by Blackstone Mortgage Trust, Inc., in favor of MUFG Bank, Ltd., New York Branch.

10.2
First Amendment to Master Repurchase Agreement, dated as of August 22, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC.

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

BLACKSTONE MORTGAGE TRUST, INC.

October 26, 2022	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

October 26, 2022	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)