Form 10-K
period 2022-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2023-02-08
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately 4.5 billion as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.

As of February 1, 2023, there were 172,284,118 outstanding shares of class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2023 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•Our results of operations, financial condition, liquidity position, and business could be materially adversely affected if we experience (i) difficulty accessing financing or raising capital, including due to a significant dislocation in or shut-down of the capital markets, (ii) a reduction in the yield on our investments, (iii) an increase in the cost of our financing, (iv) an inability to borrow incremental amounts or an obligation to repay amounts under our financing arrangements, or (v) defaults by borrowers in paying debt service on outstanding loans.
•Events giving rise to increases in our current expected credit loss reserve, including the impact of the current economic environment, have had an adverse effect on our business and results of operations and could in the future have a material adverse effect on our business, financial condition and results of operations.
•Our lending and investment activities subject us to the general political, economic, capital markets, competitive and other conditions in the United States and foreign jurisdictions where we invest, including with respect to the long-term macroeconomic effects of the COVID-19 pandemic and other events that markedly impact United States or foreign financial markets.
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
•If we do not maintain our qualification as a real estate investment trust, or REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.
•If we do not maintain our exemption from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act, we will be subject to significant regulation and restrictions on our business and investments.
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
Our Company
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing CLOs or single-asset securitizations, and syndicating senior loan participations, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154. We were incorporated in Maryland in 1998, when we reorganized from a California common law business trust into a Maryland corporation.
We conduct our operations as a REIT for U.S. federal income tax purposes. We generally will not be subject to U.S. federal income taxes on our taxable income to the extent that we annually distribute all of our net taxable income to stockholders and maintain our qualification as a REIT. We also operate our business in a manner that permits us to maintain an exclusion from registration under the Investment Company Act. We are organized as a holding company and conduct our business primarily through our various subsidiaries. We operate our business as one segment, which originates and acquires commercial mortgage loans and related investments.
Our Manager
We are externally managed and advised by our Manager, which is responsible for administering our business activities, day-to-day operations, and providing us the services of our executive management team, investment team, and appropriate support personnel.

Our Manager is a part of Blackstone’s alternative asset management business, which is the world's largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of $974.7 billion as of December 31, 2022.
In connection with the performance of its duties, our Manager benefits from the resources, relationships, and expertise of the 787 professionals in Blackstone’s global real estate group. Blackstone has built the world's preeminent global real estate business with $326.1 billion of investor capital under management as of December 31, 2022. Kenneth Caplan and Kathleen McCarthy, who are the global co-heads of Blackstone’s real estate group, are members of our Manager’s investment committee.
Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. Michael Nash, the global chairman of BREDS, serves as the executive chairman of our board of directors and is a member of our Manager’s investment committee. In addition, Jonathan Pollack, the global head of Structured Finance, which includes BREDS, and Tim Johnson, global head of BREDS, each serve as members of our Manager’s investment committee and Mr. Pollack also serves as one of our directors. As of December 31, 2022, 136 dedicated BREDS professionals, including 31 investment professionals based in London and Australia, managed $58.8 billion of investor capital.
Our chief executive officer, chief financial officer, and other officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager is obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 14 and 19 to our consolidated financial statements and the information disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2023 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K, for more detail on the terms of the Management Agreement.
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
Our Portfolio
Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets in North America, Europe, and Australia. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we may also originate and acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed to generate attractive current income while protecting investors’ capital.
During the year ended December 31, 2022, we originated or acquired $7.1 billion of loans. Loan fundings during the year totaled $7.2 billion, with repayments of $3.7 billion, for net fundings of $3.4 billion.

The following table details overall statistics for our investment portfolio as of December 31, 2022 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	203	203
Principal balance	$25,160,343	$26,810,281
Net book value	$24,691,743	$24,691,743
Unfunded loan commitments(2)	$3,806,153	$4,511,975
Weighted-average cash coupon(3)	+ 3.44%	+ 3.37%
Weighted-average all-in yield(3)	+ 3.84%	+ 3.76%
Weighted-average maximum maturity (years)(4)	3.1	3.1
Origination loan to value (LTV)(5)	64.1%	63.9%

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
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR and SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2022, 53% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 47% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2022:

(1)States comprising less than 1% of total loan portfolio are excluded.
For additional information regarding our loan portfolio as of December 31, 2022, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.
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
During the year ended December 31, 2022, we (i) borrowed an additional $825.0 million under our term loan facilities with an interest rate of SOFR plus 3.50% and maturity in 2029, (ii) issued $300.0 million aggregate principal amount of 5.50% convertible senior notes due 2027, and (iii) issued 2.3 million shares of our class A common stock, providing aggregate net proceeds of $70.7 million.
Additionally, during the year ended December 31, 2022, we (i) entered into two new secured credit facilities providing an aggregate $2.2 billion of credit capacity and (ii) increased the size of six existing secured credit facilities providing an aggregate $1.4 billion of additional credit capacity.

The following table details our outstanding portfolio financing arrangements as of December 31, 2022 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2022
Secured debt	$13,549,748
Securitizations	2,673,541
Asset-specific financings(1)	2,824,961
Total portfolio financing	$19,048,250

(1)Includes our asset-specific debt of $950.3 million, our loan participations sold of $224.7 million, and our non-consolidated senior interests of $1.6 billion, each as of December 31, 2022. The loan participations sold and non-consolidated senior interests are non-debt financings that provide structural leverage for our whole loan investments.
The amount of leverage we employ for particular assets will depend upon our assessment of the credit, liquidity, price volatility, and other risks of those assets and the related financing structure, the availability of particular types of financing at the time, and the financial covenants under our credit facilities. Our decision to use leverage to finance our assets will be at the discretion of our Manager and will not be subject to the approval of our stockholders. We currently expect that our leverage, on a debt to equity basis, will generally be below a ratio of 4-to-1. We will endeavor to match the tenor, currency, and indices of our assets and liabilities, including in certain instances through the use of derivatives. We will also seek to limit the risks associated with recourse borrowing.
From time to time, we engage in hedging transactions that seek to mitigate the effects of fluctuations in currencies or interest rates on our cash flows. These hedging transactions could take a variety of forms, including swaps or cap agreements, options, futures contracts, forward rate or currency agreements, or similar financial instruments.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments." of this Annual Report on Form 10-K.
Investment Guidelines
Our board of directors has approved the following investment guidelines:
•we shall seek to invest our capital in a broad range of investments in, or relating to, public and/or private debt, non-controlling equity, loans and/or other interests (including “mezzanine” interests and/or options or derivatives related thereto) relating to real estate assets (including pools thereof), real estate companies, and/or real estate-related holdings;
•prior to the deployment of capital into investments, we may cause our capital to be invested in any short-term investments in money market funds, bank accounts, overnight repurchase agreements with primary federal reserve bank dealers collateralized by direct U.S. government obligations and other instruments or investments reasonably determined to be of high quality;
•not more than 25% of our equity, as defined in the Management Agreement, will be invested in any individual investment without the approval of a majority of the investment risk management committee of our board of directors (it being understood, however, that for purposes of the foregoing concentration limit, in the case of any investment that is comprised (whether through a structured investment vehicle or other arrangement) of securities, instruments or assets of multiple portfolio issuers, such investment for purposes of the foregoing limitation shall be deemed to be multiple investments in such underlying securities, instruments and assets and not such particular vehicle, product or other arrangement in which they are aggregated);
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
In the face of this competition, we have access to Blackstone’s professionals and their industry expertise and relationships, which we believe provide us with a competitive advantage and help us assess risks and determine appropriate pricing for potential investments. We believe these relationships will enable us to compete more effectively for attractive investment opportunities. However, we may not be able to achieve our business goals or expectations due to the competitive risks that we face. For additional information concerning these competitive risks, see Item 1A—“Risk Factors—Risks Related to Our Lending and Investment Activities.”
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
Human Capital
We do not have any employees. We are externally managed by our Manager pursuant to our Management Agreement. Our executive officers serve as officers of our Manager, and are employed by an affiliate of our Manager. See “Item 1—Our Manager.”

Government Regulation
Our operations in North America, Europe, and Australia are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We are also required to comply with certain provisions of the Equal Credit Opportunity Act that are applicable to commercial loans. We intend to continue to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
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
For more information on government regulation, refer to “Part I – Item 1A. Risk Factors – Risks Related to Our Company.”
Taxation of the Company
We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
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
Website Access to Reports
We maintain a website at www.blackstonemortgagetrust.com. We are providing the address to our website solely for the information of investors. The information on our website is not a part of, nor is it incorporated by reference into this report. Through our website, we make available, free of charge, our annual proxy statement, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish them to, the Securities and Exchange Commission, or the SEC. The SEC maintains a website that contains these reports at www.sec.gov.

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
We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in interest rates, changes in inflation rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. Recent concerns about the real estate market, rising interest rates, inflation, energy costs and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and markets going forward.
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
We invest in commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured by commercial properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
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
•any liabilities relating to environmental matters at the property;
•acts of God, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
In addition, we are exposed to the risk of judicial proceedings with our borrowers and entities we invest in, including bankruptcy or other litigation, as a strategy to avoid foreclosure or enforcement of other rights by us as a lender or investor. In the event that any of the properties or entities underlying or collateralizing our loans or investments experiences or continues to experience any of the other foregoing events or occurrences, the value of, and return on, such investments could be reduced, which would adversely affect our results of operations and financial condition.
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay distributions to our stockholders.
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In 2022, the U.S. Federal Reserve raised benchmark overnight interest rates on multiple occasions and may further increase rates in 2023. Such increases have increased, and any further increases would increase our borrowers’ interest payments and for certain borrowers may lead to defaults and losses to us. Such increases could also adversely affect commercial real estate property values.
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
The timing of loan repayment is difficult to predict and may adversely affect our financial performance and cash flows.

Our business is currently focused on originating floating-rate mortgage loans secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets with lower yields than the assets that were prepaid. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance.

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
We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets or acquire or otherwise enter into new lines of business, including through joint ventures. We may be unable to successfully and efficiently integrate newly-acquired assets or businesses into our existing operations or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets or lines of business may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in size effectively could adversely affect our results of operations and financial condition.
The lack of liquidity in certain of our assets may adversely affect our business.
The illiquidity of certain of our assets may make it difficult for us to sell such investments if needed. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, are potentially unsuitable for securitization and have a greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, non-public information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our results of operations and financial condition.
Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks, which could include bankruptcy proceedings.
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
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructure and improve the operations of our borrower entities. The activity of identifying and implementing successful restructuring programs and operating improvements entails a high degree of uncertainty. There can be no assurance that the loan modifications we effected during the year ended December 31, 2022 will be successful or that (i) we will be able to identify and implement successful restructuring programs and improvements with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such programs and improvements in times of widespread market challenges.
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
We may find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. If we foreclose on an asset, we may take title to the property securing that asset, and if we do not or cannot sell the property, we would then come to own and operate it as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning an asset secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.
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
While ASU 2016-13 does not require any particular method for determining the CECL allowance, it does specify the allowance should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining CECL allowances may differ from the methodologies employed by other companies, our CECL allowances may not be comparable with the CECL allowances reported by other companies. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. For example, during the year ended December 31, 2022, we recorded an aggregate $211.5 million increase in the CECL reserve related to loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $342.5 million as of December 31, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions, including inflationary pressures and market volatility. We may be required to make further increases to our CECL reserve in the future, depending on the performance of our portfolio and broader market conditions. Accordingly, the adoption of the CECL model materially affected how we determine our allowance for loan losses and requires us to increase our allowance and recognize provisions for loan losses earlier in the credit cycle. Moreover the CECL model has created more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to the risk of a borrower’s inability to obtain permanent financing to repay the transitional loan and to the broader availability of conventional mortgages at amenable rates. In the event of any default under transitional loans that may be held by us, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the transitional loan. To the extent we suffer such losses with respect to these transitional loans, it could adversely affect our results of operations and financial condition.
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
We invest a material portion of our capital in assets outside the United States and may increase the percentage of our investments outside the United States over time. Our investments in non-domestic real estate-related assets subject us to certain risks associated with international investments generally, including, among others:

•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another, which, if not adequately hedged, may have an adverse impact on the valuation of our assets or income, including for purposes of our REIT requirements;
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
•war or other hostilities;
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
Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. More recently, Russia’s invasion of Ukraine has disrupted energy prices and the movement of goods in Europe resulting in rising energy costs and inflation more generally, particularly in Europe. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.
Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, including due to war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
Concerns regarding the stability of the sovereign debt of certain European countries and other geopolitical issues and market perceptions concerning the instability of the Euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the Euro entirely, could adversely affect our business, results of operations and financial condition.
A portion of our investments consists of assets secured by European collateral. The sovereign debt crisis experienced by several European Union (E.U.) countries in 2008-2012, together with the risk of contagion to other more financially stable countries, raised a number of uncertainties regarding the stability and overall standing of the European Monetary Union. Concern over such uncertainties has been exacerbated by other geopolitical issues that may affect the Eurozone. Any deterioration in the global or Eurozone economy could have a significant adverse effect on our activities and the value of any European collateral.
In addition, we currently hold assets and may acquire additional assets that are denominated in British Pounds Sterling. Euros, Swedish Kronor, Swiss Francs, and Danish Kroner. Any deterioration in the Eurozone economy could have a material adverse effect on the value of our investment in such assets and amplify the currency risks faced by us.
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
The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, have been the subject of national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of most non-USD LIBOR settings. IBA also previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate, or SOFR, based replacement rate identified by the Board of Governors of the Federal Reserve System, or Federal Reserve. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no regulations have been promulgated.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, or ARRC, a steering committee composed of large U.S. financial institutions, identified SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities, as its preferred alternative rate for USD LIBOR. According to the ARRC, data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR, and SOFR is currently predominant across cash and derivatives markets. As of December 31, 2022, one-month term SOFR is utilized as the floating benchmark rate on 76 of our loans, the financing provided by the 2020 FL3 and the 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under twelve of our credit facilities, and our B-4 Term Loan. As of December 31, 2022, one-month term SOFR was 4.36% and the one-month USD LIBOR was 4.39%. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of December 31, 2022, 63.5% of our aggregate loan principal balance has either transitioned to the applicable replacement benchmark rate, or its existing benchmark rate is not expected to be replaced, and we expect to transition the remaining 36.5% in 2023.
At this time, it is not possible to predict how markets will respond in the future to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
As of December 31, 2022, our loan portfolio included $9.6 billion of floating rate investments with maximum maturities extending past 2023 for which the interest rate was tied to USD LIBOR. Additionally, we had $8.3 billion of floating rate debt with maximum maturities extending past 2023 tied to USD LIBOR. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from IBOR benchmarks. This uncertainty and timing can materially impact our approach to IBOR transition efforts, which we have monitored and evaluated throughout 2022 and expect to have to continuously monitor and evaluate through the expected transition by end of year 2023. In addition, any IBOR benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. We may need to renegotiate certain of our loan agreements with lenders and borrowers that extend past 2023, which could require us to incur significant expense and may subject us to disputes or litigation over the appropriateness or comparability to the relevant IBOR benchmark of the replacement reference rates. Moreover, the elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “-Risks Related to Our Financing and Hedging-Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing”. In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of IBOR.
Transactions denominated in foreign currencies subject us to foreign currency risks.
We hold assets denominated in various foreign currencies, including, without limitation, British Pounds Sterling, Euros, Swedish Kronor, Swiss Francs, Danish Kroner, Canadian Dollars and Australian Dollars, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and cash flows. While we have not experienced any adverse impacts during the year ended December 31, 2022 due to our use of derivative instruments, we cannot assure that we will continue to utilize such measures or that such measures will be successful. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

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
Moreover, investment analyses and decisions by our Manager may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to our Manager at the time of making an investment decision may be limited, and they may not have access to detailed information regarding such investment. Further, some matters covered by our Manager’s diligence, such as ESG, are continuously evolving and our Manager may not accurately or fully anticipate such evolution. For instance, our Manager’s ESG framework does not represent a universally recognized standard for assessing ESG considerations as there are different frameworks and methodologies being implemented by other asset managers, in addition to numerous international initiatives on the subject. There has also been recent regulatory focus on the marketing of socially conscious investment strategies and the methodology used to evaluate ESG, which has resulted in fines and penalties related to insufficient assessment processes around the marketing of investments marketed as ESG. Therefore, we cannot assure you that our Manager will have knowledge of all circumstances that may adversely affect such investment.

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
Terrorist attacks including cyber sabotage or similar attacks, the anticipation of any such attacks, and the consequences of any military or other response by the United States and its allies may have an adverse impact on the global financial markets and the economy in general. We cannot predict the severity of the effect that any such future events would have on the global financial markets, the economy or our business. Any future terrorist attacks could adversely affect the credit quality of some of our loans and investments. Some of our loans and investments will be more susceptible to such adverse effects than others, particularly those secured by properties in major cities or properties that are prominent landmarks or public attractions. We may suffer losses as a result of the adverse impact of any future terrorist attacks and these losses may adversely impact our results of operations.
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
Climate change and climate change-related regulation may adversely affect our business and financial results and damage our reputation.
There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to environmental, social and governance matters, that could expose us to numerous risks.
Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives such as the European Commission’s May 2018 “action plan on financing sustainable growth” and Taskforce on Climate-related Financial Disclosures (TCFD)-aligned disclosure requirements in the U.K.
These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. ESG, the ESG Proposed Rules and other sustainability matters and our response to these matters could harm our business, including in areas such as diversity, equity and inclusion, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Further, we may choose to communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG related matters, in our SEC filings or in other public disclosures. These initiatives and goals within the scope of ESG could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If we are unable to adequately address such ESG matters or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, or if we or our borrowers fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
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
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.
We have made, and may in the future make, investments through joint ventures. Such joint venture investments may involve risks not otherwise present when we originate or acquire investments without partners, including the following:

•we may not have exclusive control over the investment or the joint venture, which may prevent us from taking actions that are in our best interest and could create the potential risk of creating impasses on decisions, such as with respect to acquisitions or dispositions;

•joint venture agreements often restrict the transfer of a partner’s interest or may otherwise restrict our ability to sell the interest when we desire and/or on advantageous terms;
•joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals;

•a partner may fail to fund its share of required capital contributions or may become bankrupt, which may mean that we and any other remaining partners generally would remain liable for the joint venture’s liabilities;

•disputes between us and a partner may result in litigation or arbitration that could increase our expenses and prevent our Manager and our officers and directors from focusing their time and efforts on our business and could result in subjecting the investments owned by the joint venture to additional risk; or

•we may, in certain circumstances, be liable for the actions of a partner, and the activities of a partner could adversely affect our ability to qualify as a REIT or maintain our exclusion from registration under the Investment Company Act, even though we do not control the joint venture.

Any of the above may subject us to liabilities in excess of those contemplated and adversely affect the value of our joint venture investments.

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
To the extent that our financing costs are determined by reference to floating rates, such as IBORs, SOFR, SONIA, or any other replacement rate, or a Treasury index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.
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
Our master repurchase agreements, credit facilities, or other financing that we may use in the future to finance our assets currently require, or in the future may require, us to provide additional collateral or pay down debt.
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
We also seek to structure our leverage such that we minimize the variability between the interest rate of our investments and the interest rate of our leverage - financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such a product is not available to us from our lenders on reasonable terms, we may use hedging instruments to effectively create such a match. For example, in the case of fixed rate investments, we may finance such investments with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.
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
Our assets include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month LIBOR or SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month LIBOR or SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to the recent and expected discontinuation of currently used financial reference rates, see “The transition away from financial reference rates and the use of alternative replacement reference rates may adversely affect interest expense related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” above. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. Hedging transactions involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.
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
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. If we are unable to access funding, we may not have the funds available at such future date(s) to meet our funding obligations under a loan. In that event, we would likely be in breach of our agreement under such loan. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets which we are currently experiencing, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. In addition, the inability to securitize our portfolio may hurt our performance and our ability to grow our business.
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
As of December 31, 2022, we were party to outstanding derivative agreements with an aggregate notional value of $2.1 billion. We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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
In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to

December 19, 2023 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to execute our business plan. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.
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
Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or the Manager’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financed or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.
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
We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Three Blackstone employees serve on our board of directors, including Michael B. Nash, the executive chairman of our board of directors and chairman of Blackstone Real Estate Debt Strategies, or BREDS, Katharine A. Keenan, our chief executive officer, and Jonathan Pollack, the global head of Structured Finance, which includes BREDS. In addition, our chief financial officer and each of our other officers are also employees of Blackstone and/or one or more of its affiliates, and we are managed by our Manager, a Blackstone affiliate. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict and to act in accordance with our Management Agreement. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:
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
•Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto, and portfolio companies/entities), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and certain of the Blackstone Vehicles overlap, in whole or in part, and where there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies IV L.P. and potential successor funds and related separately managed accounts, or, collectively, BREDS Debt Funds, and Blackstone Real Estate Income Trust, Inc., or BREIT, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS Debt Funds generally seeks to invest primarily in real estate-related debt with a high-yield risk profile such as junior mortgage debt, mezzanine debt, and other subordinate structured debt investments, BREIT generally seeks to invest primarily in real estate equity with a minority of its portfolio invested in liquid debt securities, a significant portion of the capital of BREDS Debt Funds and BREIT (and/or other Blackstone Vehicles) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.
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

•Obtaining Financing from Other Blackstone Vehicles. We may from time to time obtain financing from other Blackstone Vehicles (including the BREDS Debt Funds). We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.
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
•Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate related information technology and other industries that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies/entities. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among us, Blackstone and Blackstone Vehicles and other Blackstone clients which may result in a termination fee or similar payments being due and payable from one such entity to another. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone Vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. For example, we have engaged a portfolio company owned by a Blackstone advised fund, to provide corporate support services (including, without limitation, accounting/audit (including valuation support services), account management, cash management, data management, environmental due diligence support and engineering assessments, information technology/systems support, reporting, legal, tax, and treasury, as applicable) and transaction support services (including, without limitation, loan diligence, underwriting and processing, assembling relevant information, conducting financial and market analyses) to certain of our investments directly. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.
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
•Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone Vehicles. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Blackstone Vehicle or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations. While our Manager shall seek to engage in a marketed process, or otherwise benchmark the price and terms of any such transaction, there can be no assurance that any assets sold by us to another Blackstone Vehicle will not be valued or allocated a price that is lower than might otherwise have been the case if such asset was acquired by a third-party rather than another Blackstone Vehicle .
•Loan Refinancings. We may from time to time seek to participate in investments relating to the refinancing of loans held by the Blackstone Vehicles (including the BREDS Debt Funds). While it is expected that our participation in connection with such refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest and there can be no assurance that such financing will not be valued or allocated a price that is lower than might otherwise have been the case if such financing was provided by a third-party rather than to another Blackstone Vehicle (or that the pricing and terms of any financing provided by another Blackstone Vehicle will be as favorable as those provided by third parties).
•Other Affiliate Transactions. Our Manager may on our behalf acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone or its other affiliates, including the BREDS Debt Funds. In connection with investments in which we participate alongside other Blackstone Vehicles (including the BREDS Debt Funds), we may from time to time share certain rights with such other Blackstone Vehicles relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.
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
Pursuant to our Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow its advice or recommendations. Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of the Management Agreement, our Manager and its affiliates and their respective directors, officers, employees and stockholders are not liable to us, our directors, our stockholders or any subsidiary of ours, or their directors, officers, employees or stockholders for any acts or omissions performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. We have agreed to indemnify our Manager and its affiliates and their respective directors, officers, employees and stockholders with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts or omissions of our Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed or not performed in good faith in accordance with and pursuant to the Management Agreement. As a result, we could experience poor performance or losses for which our Manager would not be liable.
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
We hold our assets primarily through direct or indirect wholly owned or majority-owned subsidiaries, certain of which are excluded from the definition of investment company pursuant to Section 3(c)(5)(C) of the Investment Company Act, which provides an exclusion for companies engaged primarily in acquiring mortgages and other liens on or interests in real estate. In order to qualify for this exclusion, such subsidiaries must maintain, on the basis of positions taken by the SEC’s Division of Investment Management, or the Division, in interpretive and no-action letters, a minimum of 55% of the value of their total assets in real property, mortgage loans and certain mezzanine loans and other assets that the Division in various no-action letters and other guidance has determined are the functional equivalent of liens on or interests in real estate, which we refer to as Qualifying Interests, and a minimum of 80% in Qualifying Interests and real estate-related assets. In the absence of SEC or Division guidance that supports the treatment of other investments as Qualifying Interests, we will treat those other investments appropriately as real estate-related assets or miscellaneous assets depending on the circumstances. With respect to our subsidiaries that maintain this exclusion or another exclusion or exemption under the Investment Company Act (other than Section 3(c)(1) or Section 3(c)(7) thereof), our interests in these subsidiaries do not and will not constitute “investment securities.”
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
Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, then-President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the change in administration has led to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ ongoing policy priorities and has led, and may lead in the future, to increased regulatory enforcement activity in the financial services industry. Although there is a substantial lack of clarity regarding the likelihood, timing and details of further potential changes or reforms by the new administration and U.S. Congress, such changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the effect of any such reforms.
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
In addition, the Iran Threat Reduction and Syria Human Rights Act of 2012, or ITRA, expands the scope of U.S. sanctions against Iran and Syria. In particular, Section 219 of the ITRA amended the Exchange Act to require companies subject to SEC reporting obligations under Section 13 of the Exchange Act to disclose in their periodic reports specified dealings or transactions involving Iran or other individuals and entities targeted by certain sanctions promulgated by the Office of Foreign Assets Control of the U.S. Department of the Treasury, or Treasury, engaged in by the reporting company or any of its affiliates during the period covered by the relevant periodic report. These companies are required to separately file with the SEC a notice that such activities have been disclosed in the relevant periodic reports, and the SEC is required to post this notice of disclosure on its website and send the report to the U.S. President and certain U.S. Congressional committees. The U.S. President thereafter is required to initiate an investigation and, within 180 days of initiating such an investigation with respect to certain disclosed activities, to determine whether sanctions should be imposed. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business. Beginning in February 2022, the United States and other countries began imposing meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. We are required to comply with these and potentially additional sanctions imposed by the United States and by other countries, for which the full costs, burdens, and limitations on our business and prospects are currently unknown.
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
In July 2010, the Dodd-Frank Act was signed into law, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-

called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also directs the applicable federal regulatory agencies to subject, by rule, nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council (“FSOC”) to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. In December 2019, the FSOC issued interpretive guidance regarding the designation of nonbank financial companies as systemically important financial institutions, or SIFIs. This guidance implemented a number of reforms to the FSOC’s SIFI designation approach by shifting from an “entity-based” approach to an “activities-based” approach whereby the FSOC would primarily focus on regulating activities that pose systematic risk to the financial stability of the United States, rather than designations of individual firms. Under the final 2019 guidance, designation of an individual firm as a SIFI would only occur if, after engaging with the firm’s primary federal and state regulators, the FSOC determines that those regulators’ actions are inadequate to address the identified potential risk to U.S. financial stability. There can be no assurance that the FSOC will not adopt further modifications to its interpretive guidance regarding the designation of nonbank financial companies as SIFIs, including to primarily focus on an “entity-based” approach to such designations. If such designation were to occur with respect to the nonbank financial industry (under an “activities-based” approach) or with respect to us (under an “entity-based” approach), we could be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.
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
We rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks, which may continue to increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. Our information and technology systems as well as those of Blackstone, its portfolio entities and other related parties, such as service providers, may be vulnerable to damage or interruption from cyber security breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders. There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently or are not recognized until successful.
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
In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. The SEC recently proposed amendments to its rules related to cybersecurity risk management, strategy, governance, and incident reporting, and many jurisdictions in which we and Blackstone operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that became effective on January 1, 2020 and is being amended by the California Privacy Rights Act, which will become effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that will go into effect in 2023. Some jurisdictions have also enacted laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our or Blackstone’s, its employees’, or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our or Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, or our investors’, our counterparties’ or third parties’ operations, which could result in significant losses, increased costs, disruption of our business, liability to our investors and other counterparties, regulatory intervention or reputational damage. Furthermore, if we or Blackstone fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of a breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our investors or Blackstone’s fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.
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
We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;
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
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a properly and timely identified hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that we must satisfy in order to maintain our qualification as a REIT. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of these gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
For us to qualify as a REIT under the Internal Revenue Code, not more than 50% of the value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (including certain entities treated as individuals for this purpose) during the last half of a taxable year. For the purpose of preserving our qualification as a REIT for U.S. federal income tax purposes, among other purposes, our charter prohibits beneficial or constructive ownership by any individual (including certain entities treated as individuals for this purpose) of more than a certain percentage, currently 9.9%, by value or number of shares, whichever is more restrictive, of the outstanding shares of our class A common stock or our capital stock, which we refer to as the “Ownership Limit.” The constructive ownership rules under the Internal Revenue Code and our charter are complex and may cause shares of the outstanding class A common stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual. As a result, the acquisition of less than 9.9% of our outstanding class A common stock or our capital stock by an individual or entity could cause an individual to constructively own in excess of 9.9% of our outstanding class A common stock or our capital stock, respectively, and thus violate the Ownership Limit. There can be no assurance that our board of directors, as permitted in the charter, will increase, or will not decrease, this Ownership Limit in the future. Any attempt to own or transfer shares of our class A common stock in excess of the Ownership Limit without the consent of our board of directors will result in either the shares being transferred by operation of our charter to a charitable trust, and the person who attempted to acquire such excess shares not having any rights in such excess shares, or in the transfer being void.
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
In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our class A common stock at the election of each stockholder. As a publicly offered REIT, if at least 20% of the total dividend is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes). This threshold has been temporarily reduced in the past, and may be reduced in the future, by IRS guidance. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our class A common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our class A common stock.
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
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, current law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.
Any domestic TRS we own will pay U.S. federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us. Although we plan to monitor our investments in TRSs, there can be no assurance that we will be able to comply with the limitations discussed above or to avoid application of the 100% excise tax discussed above.
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
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Our TRSs operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business; however, the effect of these changes on the value of our assets, shares of our class A common stock or market conditions generally, is uncertain.

Risks Related to Our Class A Common Stock
The market price of our class A common stock has recently fluctuated significantly and may continue to do so.
The capital and credit markets have on occasion experienced periods of extreme volatility and disruption. The market price and liquidity of the market for shares of our class A common stock has been, and may in the future be, significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. Some of the factors that could negatively affect the market price of our class A common stock include:
•our actual or projected operating results, financial condition, cash flows and liquidity, or changes in business strategy or prospects;
•actual or perceived conflicts of interest with our Manager or other affiliates of Blackstone and individuals, including our executives;
•equity issuances by us, or share resales by our stockholders, or the perception that such issuances or resales may occur;
•loss of a major funding source;
•increases in market interest rates, which may lead investors to demand a higher distribution yield for our class A common stock, and would result in increased interest expenses on our certain of our indebtedness;
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
As noted above, market factors unrelated to our performance could also negatively impact the market price of our class A common stock. One of the factors that investors may consider in deciding whether to buy or sell our class A common stock is our distribution rate as a percentage of our stock price relative to market interest rates. If market interest rates continue to increase, prospective investors may demand a higher distribution rate or seek alternative investments paying higher dividends or interest. As a result, interest rate fluctuations and conditions in the capital markets may affect the market value of our class A common stock.
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
The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that an interested stockholder becomes an interested stockholder. Our board of directors has exempted any business combination involving Huskies Acquisition LLC, or Huskies Acquisition, an affiliate of Blackstone, or its affiliates as of September 27, 2012 or Blackstone and its affiliates beginning as of September 27, 2012; provided, however, that Huskies Acquisition or any of its affiliates as of September 27, 2012 and Blackstone and any of its affiliates beginning as of September 27, 2012 may not enter into any “business combination” with us without the prior approval of at least a majority of the members of our board of directors who are not affiliates or associates of Huskies Acquisition or Blackstone. As a result, Huskies Acquisition or its affiliates may enter into business combinations with us without compliance with the five-year prohibition or the super-majority vote requirements and the other provisions of the statute.
We are also subject to the Maryland Control Share Acquisition Act. With certain exceptions, the Maryland General Corporation Law provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights with respect to those shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiring person or by our officers or by our directors who are our employees. Our bylaws contain a provision exempting Huskies Acquisition, or any person or entity that was an affiliate of Huskies Acquisition as of September 27, 2012 or by Blackstone or any of its affiliates from this statute.
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
The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 4.75% Convertible Senior Notes due 2023 and/or our outstanding 5.50% Convertible Senior Notes due 2027, through equity distribution agreements we have entered into pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock or in connection with other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. As of December 31, 2022, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our equity distribution agreements. If we issue equity or debt securities which rank senior to our class A common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Therefore holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

General Risk Factors
The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the collateral underlying certain of our loans. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.

Long-term macroeconomic effects from a pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate may have an adverse impact on our portfolio which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses increasingly permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which could have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments. For more information on the concentration of credit risk in our loan portfolio property type and geographic region, see Note 3 to our consolidated financial statements.

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay distributions.

We invest in derivative instruments, which would subject us to increased risk of loss.

Subject to maintaining our qualification as a REIT, we have and may invest in derivative instruments. A derivative instrument, especially one of a large notional size or referencing a less common underlying rate, index, instrument or asset, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, which commonly include swaps, futures, forwards and options, may be highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or asset or the level of the reference market rate or index. Derivative instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and position limits on the exchanges or over-the-counter, or OTC, markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments that are purchased or sold OTC as bilateral transactions and not traded on an exchange. The risk of nonperformance by the obligor on such an OTC derivative instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “asked” prices for OTC derivative instruments. Such OTC derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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
ITEM 3.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 1, 2023 there were 235 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
We did not purchase any shares of our class A common stock during the three months or year ended December 31, 2022.

ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Part, 1. Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
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
Recent Developments

Macroeconomic Environment

The year ended December 31, 2022 has been characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.

Inflation continues to rise and has caused the Federal Reserve to raise interest rates with indications of future increases, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors, coupled with recent periods of economic contraction in the U.S., indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the

Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, have been the subject of national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of most non-USD LIBOR settings. IBA also previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate, or SOFR, based replacement rate identified by the Board of Governors of the Federal Reserve System, or Federal Reserve. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no regulations have been promulgated.

The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, or ARRC, a steering committee composed of large U.S. financial institutions, identified SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. According to the ARRC, data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR, and SOFR is currently predominant across cash and derivatives markets. As of December 31, 2022, one-month term SOFR is utilized as the floating benchmark rate on 76 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under twelve of our credit facilities, and our B-4 Term Loan. As of December 31, 2022, one-month term SOFR was 4.36% and one-month USD LIBOR was 4.39%. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of December 31, 2022, 63.5% of our aggregate loan principal balance has either transitioned to the applicable replacement benchmark rate, or its existing benchmark rate is not expected to be replaced, and we expect to transition the remaining 36.5% in 2023.

At this time, it is not possible to predict how markets will respond in the future to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.
Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form 10-K.

2022 Highlights
Operating results:
•Net income of $248.6 million, or $1.46 per share, and Distributable Earnings of $489.8 million, or $2.87 per share, with dividends declared of $423.6 million, or $2.48 per share. Net income includes a $211.5 million increase to the current expected credit loss, or CECL, reserve that is excluded from Distributable Earnings, as further described below.
•Book value per share of $26.26 as of December 31, 2022, which is net of a $1.99 cumulative CECL reserve, and is within 1% of our book value of $26.42 as of December 31, 2020, despite an increase of $171.6 million in our CECL reserve since that time.
•Increased our liquidity to $1.8 billion as of December 31, 2022.
Loan portfolio:
•Loan originations of $7.1 billion. During the year we had loan fundings of $7.2 billion and loan repayments of $3.7 billion, resulting in net fundings of $3.4 billion.

•Portfolio of 203 investments as of December 31, 2022, with a weighted-average origination loan-to-value ratio of 63.9% and weighted-average all-in yield of + 3.76%.
Capital markets and financing activity:
•Closed $4.6 billion of new financings under our secured debt facilities, adding two new credit facilities with innovative structures to finance our investments.
•Borrowed an additional $825.0 million under our term loan facilities with an interest rate of SOFR plus 3.50% and maturity in 2029, issued $300.0 million aggregate principal amount of 5.50% convertible senior notes due 2027, and issued an aggregate 2.3 million shares of our class A common stock, providing aggregate net proceeds of $70.7 million.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended December 31, 2022, we recorded a net loss per share of $0.28, declared a dividend of $0.62 per share, and reported $0.87 per share of Distributable Earnings. In addition, our book value as of December 31, 2022 was $26.26 per share, which is net of a $1.99 per share cumulative CECL reserve. For the year ended December 31, 2022, we recorded earnings per share of $1.46, declared aggregate dividends of $2.48 per share, and reported $2.87 per share of Distributable Earnings.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended December 31, 2022	Year Ended December 31,
		2022	2021
Net (loss) income(1)	$(47,540)	$248,642	$419,193
Weighted-average shares outstanding, basic	171,604,533	170,631,410	151,521,941
Per share amount, basic	$(0.28)	$1.46	$2.77
Dividends declared per share	$0.62	$2.48	$2.48

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
The following table provides a reconciliation of Distributable Earnings to GAAP net income (loss) ($ in thousands, except per share data):

	Three Months Ended December 31, 2022	Year Ended December 31,
		2022	2021
Net (loss) income(1)	$(47,540)	$248,642	$419,193
Charge-offs of current expected credit loss reserve(2)	—	—	(14,427)
Increase (decrease) in current expected credit loss reserve	188,811	211,505	(39,864)
Non-cash compensation expense	8,128	33,414	31,647
Realized hedging and foreign currency loss, net(3)	(511)	(3,239)	(521)
Adjustments attributable to non-controlling interests, net	(268)	(361)	132
Other items	(25)	(131)	561
Distributable Earnings	$148,595	$489,830	$396,721
Weighted-average shares outstanding, basic(4)	171,604,533	170,631,410	151,521,941
Distributable Earnings per share, basic	$0.87	$2.87	$2.62

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents a realized loss related to loan principal amounts deemed nonrecoverable following a realization event during the year ended December 31, 2021. This amount was previously recognized as a component of GAAP net income as an increase in our current expected credit loss reserve.
(3)Represents realized (losses) on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.
(4)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our Convertible Notes. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2022	December 31, 2021
Stockholders’ equity	$4,518,794	$4,588,187
Shares
Class A common stock	171,695,985	168,179,798
Deferred stock units	410,608	363,572
Total outstanding	172,106,593	168,543,370
Book value per share(1)	$26.26	$27.22

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
During the year ended December 31, 2022, we originated or acquired $7.1 billion of loans. Loan fundings during the year totaled $7.2 billion and loan repayments and sales during the year totaled $3.7 billion. We generated interest income of $1.3 billion and incurred interest expense of $710.9 million during the year, which resulted in $628.1 million of net interest income during the year ended December 31, 2022.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2022	Year Ended December 31, 2022
Loan originations(1)	$235,467	$7,058,819
Loan fundings(2)	$689,872	$7,155,133
Loan repayments and sales(3)	(647,980)	(3,733,990)
Total net fundings	$41,892	$3,421,143

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three months and year ended December 31, 2022, include $90.5 million and $344.9 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the year ended December 31, 2022 include $441.6 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. Loan repayments and sales during the year ended December 31, 2022 include $300.1 million of additional repayments by the loan held by our non-consolidated securitized debt obligation. There were no such related loan repayments during the three months ended December 31, 2022.

The following table details overall statistics for our loan portfolio as of December 31, 2022 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	203	203
Principal balance	$25,160,343	$26,810,281
Net book value	$24,691,743	$24,691,743
Unfunded loan commitments(2)	$3,806,153	$4,511,975
Weighted-average cash coupon(3)	+ 3.44%	+ 3.37%
Weighted-average all-in yield(3)	+ 3.84%	+ 3.76%
Weighted-average maximum maturity (years)(4)	3.1	3.1
Origination loan to value (LTV)(5)	64.1%	63.9%

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
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR and SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2022, 53% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 47% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of December 31, 2022 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$38,160	$—	$38,160
0.00% or no floor	4,562,239	6,973,651	11,535,890
0.01% to 1.00% floor	9,837,376	858,247	10,695,623
1.01% to 1.50% floor	2,637,027	153,453	2,790,480
1.51% to 2.00% floor	1,000,252	343,841	1,344,093
2.01% or more floor	356,603	49,432	406,035
Total(3)	$18,431,657	$8,378,624	$26,810,281

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
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(3)As of December 31, 2022, the weighted-average index rate floor of our loan portfolio was 0.38%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.65%. As of December 31, 2021, the weighted-average index rate floor of our loan portfolio was 0.42%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.70%.
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of December 31, 2022 (total investment portfolio amounts in thousands):

Investment Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
160	$	$18,431,659	USD LIBOR / SOFR(4)	+ 3.21%	+ 3.58%
12	€	€2,717,778	EURIBOR	+ 3.20%	+ 3.63%
23	£	£2,782,967	SONIA	+ 3.82%	+ 4.36%
8	Various	$2,106,582	Other(5)	+ 4.21%	+ 4.52%
203		$26,810,281	Applicable Index	+ 3.37%	+ 3.76%

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing U.S. interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(3)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)As of December 31, 2022, $10.4 billion and $8.0 billion of loans were indexed to USD LIBOR and SOFR, respectively. As of December 31, 2022, one-month USD LIBOR was 4.39% and SOFR was 4.36%.
(5)Includes floating rate loans indexed to STIBOR, BBSY, CDOR, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of December 31, 2022:
Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the year ended December 31, 2022, we collected 100.0% of the contractual interest payments that were due under our loans, with no interest deferrals, which we believe demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.9% as of December 31, 2022 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. The weighted-average risk rating of our total loan exposure was 2.8 as of both December 31, 2022 and December 31, 2021, respectively.

The following table allocates the principal balance and total loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)
1	17	$1,403,185	$1,428,232
2	36	5,880,424	6,562,852
3	134	14,128,133	15,209,018
4	11	2,677,027	2,680,145
5	5	929,111	930,034
Loans receivable	203	$25,017,880	$26,810,281
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests as of December 31, 2022.
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
During the year ended December 31, 2022, we recorded an increase of $201.5 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $326.1 million as of December 31, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions, including inflationary pressures and market volatility.
During the year ended December 31, 2022, we recorded an increase of $134.9 million in the CECL reserve specifically related to four of our loans receivable with an aggregate net book value of $644.3 million as of December 31, 2022. As of December 31, 2022, the income accrual was suspended on these four loans as recovery of income and principal was doubtful. During the three months ended December 31, 2022, we recorded $11.3 million of interest income on these loans. As of December 31, 2022, we had an aggregate $189.8 million CECL reserve specifically related to five of our loans receivable, with an aggregate net book value of $929.1 million. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of December 31, 2022. As of December 31, 2021, we had a $54.9 million CECL reserve specifically related to one of our loans receivable, with a net book value of $284.8 million. No income was recorded on this loan during the years ended December 31, 2022 and 2021. As of December 31, 2022, all borrowers were current with all contractual terms of each respective loan, including payments of interest. Refer to Note 2 for further discussion of our revenue recognition policy and CECL reserve.
During the fourth quarter of 2022, we entered into a loan modification related to an office asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan's contractual interest payments, an incremental exit fee, and an extension of the loan's maturity date. This loan has an outstanding principal balance of $193.6 million, with commitments to fund an additional $8.2 million, at our discretion, as of December 31, 2022. As of December 31, 2022, this loan was deemed impaired and we recorded an asset-specific CECL reserve against this loan.
Previously, we entered into loan modifications related to a multifamily asset in New York City, which were classified as troubled debt restructurings under GAAP. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. As of December 31, 2022, this loan has an outstanding principal balance of $38.2 million, net of cost-recovery proceeds. As of December 31, 2022, this loan was deemed impaired and we recorded an asset-specific CECL reserve against this loan.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of December 31, 2022, this loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds. As of June 30, 2020 this loan was deemed impaired and we recorded an asset-specific CECL reserve against this loan. This asset-specific CECL reserve has not changed as of December 31, 2022.
Multifamily Joint Venture
As of December 31, 2022, our Multifamily Joint Venture held $795.6 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2022	December 31, 2021
Secured debt	$13,549,748	$12,299,580
Securitizations(1)	2,673,541	3,155,727
Asset-specific financings(2)	2,824,961	1,913,374
Total portfolio financing	$19,048,250	$17,368,681

(1)Includes our consolidated securitized debt obligations of $2.7 billion as of December 31, 2022. Includes our consolidated securitized debt obligations of $2.9 billion and non-consolidated securitized debt of $300.1 million as of December 31, 2021. The non-consolidated securitized debt obligation represents the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the year ended December 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.
(2)Includes our asset-specific debt of $950.3 million, our loan participations sold of $224.7 million, and our non-consolidated senior interests of $1.6 billion, as of December 31, 2022. Includes our asset-specific debt of $400.7 million and our non-consolidated senior interests of $1.5 billion, as of December 31, 2021. The loan participations sold and non-consolidated senior interests are non-debt financings that provide structural leverage for our whole loan investments.
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2022	December 31, 2021
Secured credit facilities	$13,549,748	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,549,748	$12,299,580

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of December 31, 2022 ($ in thousands):

	Year Ended December 31, 2022	December 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,508	$7,433,204	+1.53%	$10,465,647	+3.24%	+1.71%
+ 1.51% to + 1.75%	368,265	2,246,223	+1.88%	3,538,815	+3.73%	+1.85%
+ 1.76% to + 2.00%	405,723	1,514,541	+2.16%	2,483,240	+4.14%	+1.98%
+ 2.01% or more	1,246,650	2,355,780	+2.63%	3,207,088	+4.78%	+2.15%
Total	$3,350,146	$13,549,748	+1.85%	$19,694,790	+3.70%	+1.85%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of December 31, 2022 for new financings during the year ended December 31, 2022, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost recovery method.
(4)Represents the weighted-average all-in cost as of December 31, 2022 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The maturity date of the facility is April 4, 2023. As of December 31, 2022, we had no assets pledged to our acquisition facility and no outstanding borrowings.

Securitizations
The following table details our outstanding securitizations ($ in thousands):

	Securitizations Outstanding
	December 31, 2022	December 31, 2021
Securitized debt obligations	$2,673,541	2,855,625
Non-consolidated securitized debt obligation(1)	—	300,102
Total securitizations	$2,673,541	$3,155,727

(1)These non-consolidated securitized debt obligations represent the senior non-consolidated investment exposure to the 2018 Single Asset Securitization. We owned the related subordinate position, which was classified as a held-to-maturity debt security on our balance sheet. During the year ended December 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 4 and Note 18 to our consolidated financial statements for details of the 2018 Single Asset Securitization.

Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO, or collectively, the CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed ($ in thousands):

	December 31, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$799,626	+ 1.57%	May 2038
Underlying Collateral Assets	30	1,000,000	1,000,000	+ 3.47%	May 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	806,757	+ 2.14%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.25%	November 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,061,041	1,057,627	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,317,916	1,317,916	+ 3.42%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,673,541	$2,664,010	+ 1.73%
Underlying Collateral Assets	63	$3,317,916	$3,317,916	+ 3.38%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of December 31, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR. As of December 31, 2022, one-month SOFR was 4.36% and one-month USD LIBOR was 4.39%. Excludes loans accounted for under the cost recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the year ended December 31, 2022, we recorded $87.6 million of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	December 31, 2022	December 31, 2021
Asset-specific debt	$950,278	$400,699
Loan participations sold(1)	224,744	—
Non-consolidated senior interests(1)	1,649,939	1,512,675
Total asset-specific financings	$2,824,961	$1,913,374

(1)These loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	December 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	4	$950,278	$942,503	+ 3.29%	January 2026
Collateral assets	4	$1,094,450	$1,081,035	+ 4.73%	January 2026

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
Loan Participations Sold
The following table details our loan participations sold ($ in thousands):

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior participation(3)	1	$224,744	$224,232	+ 3.22%	March 2027
Total loan	1	$280,930	$278,843	+ 4.86%	March 2027

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(2)The term is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower. Our loan participation sold is inherently non-recourse and term-matched to the corresponding collateral loan.
(3)During the year ended December 31, 2022, we recorded $7.9 million of interest expense related to our loan participations sold.

Non-Consolidated Senior Interests
In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. These non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations. Our non-consolidated senior interests are inherently term-matched and non-recourse.
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests ($ in thousands):

	December 31, 2022
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term
Senior participation	8	$1,649,939	n/a	+ 2.65%	March 2026
Total loan	8	$2,042,929	n/a	+ 3.71%	March 2026

(1)The weighted-average spread and all-in yield are expressed as a spread over the relevant floating benchmark rates, which includes USD LIBOR and SOFR, as applicable to each investment. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	December 31, 2022	December 31, 2021
Term loans	$2,157,218	$1,349,271
Senior secured notes	400,000	400,000
Convertible notes	520,000	622,500
Total corporate financing	$3,077,218	$2,371,771
Term Loans
As of December 31, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$920,365	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$415,168	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$821,685	+ 3.50%	+ 4.11%	May 9, 2029

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
As of December 31, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.
Convertible Notes
As of December 31, 2022 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.6052 and 27.5702, respectively, for the March 2018 and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective March 2018 and March 2022 convertible notes supplemental indentures have not been exceeded as of December 31, 2022.
Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s net exposure to interest rates by currency as of December 31, 2022 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)	$18,393,500	£2,782,967	€2,717,778	$2,106,582
Floating rate debt(2)(3)(4)	(14,897,068)	(2,106,649)	(2,017,887)	(1,602,787)
Net floating rate exposure	$3,496,432	£676,318	€699,891	$503,795
Net floating rate exposure in USD(5)	$3,496,432	$817,195	$749,233	$503,795

(1)Includes Australian Dollar, Canadian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and indexed matched to the applicable benchmark rate relevant in each arrangement.
(3)As of December 31, 2022, $10.4 billion and $8.0 billion of floating rate loans were indexed to USD LIBOR and SOFR, respectively. As of December 31, 2022, $8.3 billion and $6.6 billion of floating rate debt was indexed to USD LIBOR and SOFR, respectively. As of December 31, 2022, one-month SOFR was 4.36% and one-month USD LIBOR was 4.39%.
(4)Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(5)Represents the U.S. Dollar equivalent as of December 31, 2022.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except per share data):

	Year Ended December 31,		2022 vs 2021	Year Ended December 31,		2021 vs 2020
	2022	2021	$	2021	2020	$
Income from loans and other investments
Interest and related income	$1,338,954	$854,690	$484,264	$854,690	$779,648	$75,042
Less: Interest and related expenses	710,904	340,223	370,681	340,223	347,471	(7,248)
Income from loans and other investments, net	628,050	514,467	113,583	514,467	432,177	82,290
Other expenses
Management and incentive fees	110,292	88,467	21,825	88,467	77,916	10,551
General and administrative expenses	52,193	43,168	9,025	43,168	45,871	(2,703)
Total other expenses	162,485	131,635	30,850	131,635	123,787	7,848
(Increase) decrease in current expected credit loss reserve	(211,505)	39,864	(251,369)	39,864	(167,653)	207,517
Income before income taxes	254,060	422,696	(168,636)	422,696	140,737	281,959
Income tax provision	3,003	423	2,580	423	323	100
Net income	251,057	422,273	(171,216)	422,273	140,414	281,859
Net income attributable to non-controlling interests	(2,415)	(3,080)	665	(3,080)	(2,744)	(336)
Net income attributable to Blackstone Mortgage Trust, Inc.	$248,642	$419,193	$(170,551)	$419,193	$137,670	$281,523
Net income per share of common stock basic and diluted	$1.46	$2.77	$(1.31)	$2.77	$0.97	$1.80
Weighted-average shares of common stock outstanding, basic and diluted	170,631,410	151,521,941	19,109,469	151,521,941	141,795,977	9,725,964
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.48	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $113.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to (i) an increase in USD LIBOR, SOFR, SONIA, and other floating rate indices during 2022 and (ii) an increase in the weighted-average principal balance of our loan portfolio by $5.7 billion for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This was primarily offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $5.0 billion for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
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
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $30.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to an increase of (i) $13.0 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (ii) $8.8 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2022 and 2021, (iii) $7.3 million of general operating expenses, and (iv) $1.7 million of non-cash restricted stock amortization related to shares issued under our long-term incentive plans.
Other expenses increased by $7.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 due to an increase of (i) $6.8 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, and (ii) $3.8 million of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2021 and 2020. This was offset by a decrease of $3.0 million of non-cash restricted stock amortization related to shares issued under our long-term incentive plans in 2021 and 2020, primarily due to the difference in the grant date share price.
Changes in current expected credit loss reserve
During the year ended December 31, 2022, we recorded a $211.5 million increase in the CECL reserve, as compared to a $39.9 million decrease during the year ended December 31, 2021. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions, including inflationary pressures and market volatility.
During year ended December 31, 2021, we recorded a $39.9 million decrease in the CECL reserve, as compared to a $167.7 million increase during the year ended December 31, 2020. This CECL reserve reflected the macroeconomic impact of the COVID-19 pandemic on commercial real estate markets generally, as well as certain loans assessed for impairment in our portfolio. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Dividends per share
During the year ended December 31, 2022, we declared aggregate dividends of $2.48 per share, or $423.6 million. During 2021, we declared aggregate dividends of $2.48 per share, or $383.9 million. During 2020, we declared aggregate dividends of $2.48 per share, or $356.2 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2022 and September 30, 2022 ($ in thousands, except per share data):

	Three Months Ended		Change
	December 31, 2022	September 30, 2022	$
Income from loans and other investments
Interest and related income	$462,278	$358,557	$103,721
Less: Interest and related expenses	271,196	202,375	68,821
Income from loans and other investments, net	191,082	156,182	34,900
Other expenses
Management and incentive fees	33,830	25,911	7,919
General and administrative expenses	14,492	12,932	1,560
Total other expenses	48,322	38,843	9,479
Increase in current expected credit loss reserve	(188,811)	(12,248)	(176,563)
Income before income taxes	(46,051)	105,091	(151,142)
Income tax provision	938	1,172	(234)
Net income	(46,989)	103,919	(150,908)
Net income attributable to non-controlling interests	(551)	(673)	122
Net income attributable to Blackstone Mortgage Trust, Inc.	$(47,540)	$103,246	$(150,786)
Net income per share of common stock
Basic	$(0.28)	$0.60	$(0.88)
Diluted	$(0.28)	$0.59	$(0.87)
Weighted-average shares of common stock outstanding
Basic	171,604,533	170,971,874	632,659
Diluted	171,604,533	185,316,078	(13,711,545)
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $34.9 million during the three months ended December 31, 2022 compared to the three months ended September 30, 2022. The increase was primarily due to (i) an increase in USD LIBOR, SOFR, SONIA, EURIBOR, and other floating rate indices for the three months ended December 31, 2022 and (ii) an increase in prepayment fee income.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $9.5 million during the three months ended December 31, 2022 compared to the three months ended September 30, 2022 primarily due to an increase of (i) $7.8 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, and (ii) $1.7 million of general operating expenses.
Changes in current expected credit loss reserve
During the three months ended December 31, 2022, we recorded a $188.8 million increase in the CECL reserve, as compared to a $12.2 million increase during the three months ended September 30, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions, including inflationary pressures and market volatility. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Dividends per share
During the three months ended December 31, 2022, we declared aggregate dividends of $0.62 per share, or $106.5 million. During the three months ended September 30, 2022, we declared aggregate dividends of $0.62 per share, or $106.0 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of December 31, 2022, our capitalization structure included $4.5 billion of common equity, $3.1 billion of corporate debt, and $19.0 billion of asset-level financings. Our $3.1 billion of corporate debt includes $2.2 billion of term loan borrowings, $400.0 million of senior secured notes, and $520.0 million of convertible notes. Our $19.0 billion of asset-level financings includes $13.5 billion of secured debt, $2.7 billion of securitizations, and $2.8 billion of asset-specific financings, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of December 31, 2022, we have $1.8 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2022	December 31, 2021
Debt-to-equity ratios
Debt-to-equity ratio(1)	3.8x	3.2x
Adjusted debt-to-equity ratio(2)	3.6x	3.1x
Total leverage ratios
Total leverage ratio(3)	4.8x	4.2x
Adjusted total leverage ratio(4)	4.5x	4.1x

(1)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(2)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, excluding our aggregate CECL reserve of $342.5 million and $131.0 million, as of December 31, 2022, and December 31, 2021, respectively.
(3)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific financings, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(4)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific financings, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, excluding our aggregate CECL reserve of $342.5 million and $131.0 million, as of December 31, 2022, and December 31, 2021, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$291,340	$551,154
Available borrowings under secured debt	1,536,638	754,900
Loan principal payments held by servicer, net(1)	7,425	17,528
	$1,835,403	$1,323,582

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the year ended December 31, 2022, we generated cash flow from operating activities of $396.8 million and received (i) $3.3 billion from loan principal collections and sales proceeds, (ii) $1.7 billion of net proceeds from secured debt borrowings, (iii) $807.8 million of net proceeds from secured term loan borrowings, (iv) $562.0 million of net proceeds from asset-specific debt, (v) $294.0 million of net proceeds from the issuance of convertible notes, (vi) $330.3 million of net cash settlements on our foreign currency forward contracts, (vii) $245.3 million from the sale of a senior loan participation, and (viii) $70.7 million of net proceeds from the issuance of shares of class A common stock. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,981,548 shares of class A common stock were available for issuance as of December 31, 2022, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of December 31, 2022. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination and funding activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $13.5 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
As of December 31, 2022, we had unfunded commitments of $3.8 billion related to 121 loans receivable and $2.4 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.4 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.0 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2022 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$3,806,153	$452,531	$1,553,697	$1,143,845	$656,080
Principal repayments under secured debt(3)	13,549,748	397,365	4,434,180	7,939,746	778,457
Principal repayments under asset-specific debt(3)	950,278	—	816,434	31,900	101,944
Principal repayments of term loans(4)	2,157,218	21,997	43,994	1,310,832	780,395
Principal repayments of senior secured notes	400,000	—	—	400,000	—
Principal repayments of convertible notes(5)	520,000	220,000	—	300,000	—
Interest payments(3)(6)	3,502,067	1,037,275	1,634,923	674,749	155,120
Total(7)	$24,885,464	$2,129,168	$8,483,228	$11,801,072	$2,471,996

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
(3)Our secured debt and asset-specific debt agreements are generally term-matched to their underlying collateral. Therefore, the allocation of both principal and interest payments under such agreements is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective debt agreement is used.
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
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2022 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.7 billion of consolidated securitized debt obligations, $1.6 billion of non-consolidated senior interests, and $224.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2022	2021	2020
Cash flows provided by operating activities	$396,825	$382,483	$336,607
Cash flows used in investing activities	(3,253,535)	(5,627,461)	(88,251)
Cash flows provided by (used in) financing activities	2,607,224	5,508,224	(110,769)
Net (decrease) increase in cash and cash equivalents	$(249,486)	$263,246	$137,587
We experienced a net decrease in cash and cash equivalents of $249.5 million for the year ended December 31, 2022, compared to a net increase of $263.2 million for the year ended December 31, 2021. During the year ended December 31, 2022, we (i) funded $6.8 billion of loans, (ii) repaid $402.5 million of convertible notes, and (iii) paid $421.4 million of dividends on our class A common stock. During the year ended December 31, 2022, we received (i) $3.3 billion from loan principal collections and sales proceeds, (ii) $1.7 billion of net proceeds from secured debt borrowings, (iii) $807.8 million of net proceeds from secured term loan borrowings, (iv) $562.0 million of net proceeds from asset-specific debt, (v) $330.3 million of net cash settlements on our foreign currency forward contracts, (vi) $294.0 million of net proceeds from the issuance of convertible notes, (vii) $245.3 million from the sale of a senior loan participation, and (viii) $70.7 million of net proceeds from the issuance of shares of class A common stock.
We experienced a net increase in cash and cash equivalents of $263.2 million for the year ended December 31, 2021, compared to a net increase of $137.6 million for the year ended December 31, 2020. During the year ended December 31, 2021, we received (i) $6.7 billion from loan principal collections and sales proceeds, (ii) $4.7 billion of net proceeds from secured debt borrowings, (iii) $638.0 million of net proceeds from the issuance of shares of class A common stock, (iv) $395.0 million of net proceeds from the issuance of senior secured notes, and (v) $298.5 million of net proceeds from secured term loan borrowings. We used the proceeds from these activities to fund $12.6 billion of new loans.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 7, 8, 9, 11, and 13 to our consolidated financial statements for additional discussion of our secured debt, asset-specific debt, loan participations sold, term loans, convertible notes, and equity, respectively.
V. Other Items
Income Taxes
We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2022 and 2021, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income. Refer to Note 15 to our consolidated financial statements for additional discussion of our income taxes.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2022, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans and debt securities included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2022.
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
These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the year ended December 31, 2022, we recorded an aggregate $211.5 million increase in the CECL reserve related to our loans receivable, debt securities, and unfunded loan commitments, bringing our total reserve to $342.5 million as of December 31, 2022. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

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

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2022 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,171	$1,033	$1,029	+3.06%	+3.78%	12/23/2024	Dublin - IE	Mixed-Use	$386 / sqft	74%	2
2	Senior Loan	4/9/2018	1,487	905	899	+4.49%	+5.72%	6/9/2025	New York	Office	$525 / sqft	48%	2
3	Senior Loan	6/24/2022	901	901	893	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$410 / sqft	59%	3
4	Senior Loan(4)	12/9/2021	770	710	408	+2.65%	+2.82%	12/9/2026	New York	Mixed-Use	$219 / sqft	50%	2
5	Senior Loan(4)	8/7/2019	746	668	135	+3.12%	+3.61%	9/9/2025	Los Angeles	Office	$451 / sqft	59%	3
6	Senior Loan	3/22/2018	655	655	654	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
7	Senior Loan	3/30/2021	477	477	473	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$88 / sqft	76%	2
8	Senior Loan(4)	12/17/2021	448	440	88	+3.95%	+4.35%	1/9/2026	Diversified - US	Other	$13,716 / unit	61%	2
9	Senior Loan	7/23/2021	500	401	396	+4.00%	+4.42%	8/9/2027	New York	Multi	$538,046 / unit	58%	3
10	Senior Loan	8/22/2018	363	363	363	+3.42%	+3.42%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	1
11	Senior Loan(4)	11/22/2019	470	353	70	+3.70%	+4.15%	12/9/2025	Los Angeles	Office	$622 / sqft	69%	3
12	Senior Loan	9/23/2019	375	346	344	+3.00%	+3.23%	8/15/2024	Diversified - Spain	Hospitality	$122,667 / key	62%	4
13	Senior Loan	4/11/2018	355	345	344	+2.85%	+3.10%	5/1/2023	New York	Office	$437 / sqft	71%	4
14	Senior Loan	10/25/2021	307	307	304	+4.30%	+4.62%	10/25/2024	Diversified - AU	Hospitality	$151,102 / key	56%	3
15	Senior Loan	2/27/2020	303	302	302	+2.70%	+3.04%	3/9/2025	New York	Multi	$795,074 / unit	59%	2
16	Senior Loan	5/6/2022	297	297	295	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$92 / sqft	53%	2
17	Senior Loan	1/11/2019	290	290	289	+4.40%	+4.75%	1/11/2026	Diversified - UK	Other	$286 / sqft	74%	4
18	Senior Loan	9/29/2021	312	288	286	+2.70%	+2.91%	10/9/2026	Washington, DC	Office	$375 / sqft	66%	2
19	Senior Loan	11/30/2018	286	286	285	+2.35%	+2.35%	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
20	Senior Loan	12/11/2018	310	284	285	+2.55%	+3.24%	12/9/2023	Chicago	Office	$239 / sqft	78%	4
21	Senior Loan	3/25/2022	281	281	279	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$123,867 / key	65%	3
22	Senior Loan	10/23/2018	290	281	280	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$261 / sqft	64%	2
23	Senior Loan	9/30/2021	280	273	271	+2.50%	+2.77%	9/30/2026	Dallas	Multi	$143,960 / unit	74%	3
24	Senior Loan	4/26/2021	264	264	262	+2.56%	+2.75%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
25	Senior Loan	11/30/2018	262	260	259	+2.80%	+3.04%	12/9/2024	San Francisco	Hospitality	$379,015 / key	73%	4
26	Senior Loan	7/15/2021	301	256	253	+4.25%	+4.68%	7/16/2026	Diversified - EUR	Hospitality	$195,728 / key	53%	3
27	Senior Loan	9/14/2021	259	255	254	+2.50%	+2.76%	9/14/2026	Dallas	Multi	$206,310 / unit	72%	3
28	Senior Loan	9/16/2021	247	235	234	+3.80%	+4.51%	4/9/2024	San Francisco	Office	$285 / sqft	53%	3
29	Senior Loan	6/8/2022	272	234	232	+3.65%	+4.01%	6/9/2027	New York	Office	$1,312 / sqft	75%	3
30	Senior Loan	2/23/2022	245	230	228	+2.60%	+2.84%	3/9/2027	Reno	Multi	$213,047 / unit	74%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	4/23/2021	$219	$209	$209	+3.65%	+3.65%	5/9/2024	Washington, DC	Office	$234 / sqft	57%	5
32	Senior Loan	7/16/2021	221	205	203	+3.25%	+3.81%	2/15/2027	London - UK	Multi	$228,087 / unit	69%	3
33	Senior Loan	10/1/2019	248	204	203	+3.75%	+4.28%	10/9/2025	Atlanta	Office	$380 / sqft	68%	1
34	Senior Loan	8/31/2017	203	203	203	+2.50%	+2.50%	9/9/2023	Orange County	Office	$238 / sqft	64%	5
35	Senior Loan	6/28/2019	198	198	197	+3.82%	+4.49%	6/26/2024	London - UK	Office	$647 / sqft	71%	3
36	Senior Loan	6/27/2019	205	197	197	+2.80%	+2.80%	8/15/2026	Berlin - DEU	Office	$423 / sqft	62%	3
37	Senior Loan	9/30/2021	195	195	194	+3.75%	+4.10%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
38	Senior Loan	12/22/2016	202	194	195	+2.00%	+2.00%	12/9/2023	New York	Office	$286 / sqft	64%	5
39	Senior Loan	9/30/2021	237	188	186	+4.00%	+4.49%	9/30/2026	Diversified - Spain	Hospitality	$132,783 / key	60%	3
40	Senior Loan	6/4/2018	183	183	183	+3.50%	+3.76%	6/9/2024	New York	Hospitality	$301,071 / key	52%	4
41	Senior Loan	9/30/2021	256	179	177	+3.00%	+3.35%	10/9/2028	Chicago	Office	$197 / sqft	74%	3
42	Senior Loan	9/25/2019	178	178	177	+4.47%	+4.99%	9/26/2024	London - UK	Office	$811 / sqft	72%	3
43	Senior Loan	2/15/2022	191	177	176	+2.90%	+3.14%	3/9/2027	Denver	Office	$353 / sqft	61%	3
44	Senior Loan	11/23/2018	177	177	176	+2.68%	+2.92%	2/15/2024	Diversified - UK	Office	$1,092 / sqft	50%	3
45	Senior Loan	12/21/2021	182	175	174	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$359 / sqft	67%	3
46	Senior Loan	7/23/2021	244	168	167	+5.00%	+5.41%	8/9/2027	New York	Office	$545 / sqft	53%	3
47	Senior Loan	12/17/2021	168	165	164	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,601 / unit	48%	1
48	Senior Loan	3/9/2022	163	163	162	+2.95%	+3.17%	8/15/2027	Various	Retail	$140 / sqft	55%	2
49	Senior Loan	1/27/2022	178	163	162	+3.10%	+3.44%	2/9/2027	Dallas	Multi	$106,318 / unit	71%	3
50	Senior Loan	7/29/2022	266	162	158	+4.60%	+5.78%	7/27/2027	London - UK	Industrial	$228 / sqft	52%	3
51	Senior Loan	5/27/2021	205	160	159	+2.70%	+2.99%	6/9/2026	Atlanta	Office	$134 / sqft	66%	3
52	Senior Loan	10/7/2021	165	160	159	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$326 / sqft	68%	3
53	Senior Loan	5/13/2021	199	156	155	+3.55%	+3.99%	6/9/2026	Boston	Office	$793 / sqft	64%	3
54	Senior Loan	3/7/2022	156	156	155	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
55	Senior Loan	8/24/2021	179	156	155	+3.10%	+3.41%	9/9/2026	San Jose	Office	$371 / sqft	65%	3
56	Senior Loan	8/31/2021	150	150	149	+3.15%	+3.42%	9/9/2026	Diversified - US	Retail	$299 / sqft	65%	2
57	Senior Loan	9/4/2018	163	150	149	+4.25%	+4.50%	9/9/2024	Las Vegas	Hospitality	$181,054 / key	70%	3
58	Senior Loan	1/7/2022	155	146	145	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$377 / sqft	55%	1
59	Senior Loan	1/17/2020	203	146	145	+2.75%	+3.16%	2/9/2025	New York	Mixed-Use	$120 / sqft	43%	3
60	Senior Loan	11/18/2021	137	137	136	+3.25%	+3.51%	11/18/2026	London - UK	Other	$174 / sqft	65%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	12/20/2019	$136	$136	$135	+3.22%	+3.44%	12/18/2026	London - UK	Office	$688 / sqft	75%	3
62	Senior Loan	2/25/2022	135	135	134	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$91 / sqft	69%	2
63	Senior Loan	3/10/2020	140	132	132	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$806 / sqft	53%	3
64	Senior Loan	6/30/2022	129	129	129	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$251,353 / key	60%	3
65	Senior Loan	9/14/2021	132	128	128	+2.70%	+2.95%	10/9/2026	San Bernardino	Multi	$258,709 / unit	75%	3
66	Senior Loan	6/28/2022	675	127	121	+4.60%	+5.04%	7/9/2029	Austin	Mixed-Use	$106 / sqft	53%	3
67	Senior Loan	3/28/2022	150	126	125	+3.05%	+3.35%	4/9/2027	Miami	Office	$341 / sqft	69%	3
68	Senior Loan	4/3/2018	126	125	125	+2.86%	+3.03%	4/9/2024	Dallas	Retail	$761 / sqft	64%	3
69	Senior Loan	4/6/2021	123	121	120	+3.20%	+3.52%	4/9/2026	Los Angeles	Office	$510 / sqft	65%	3
70	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.17%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
71	Senior Loan	4/29/2022	118	118	117	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	2
72	Senior Loan	3/29/2021	123	118	117	+4.02%	+4.61%	3/29/2026	Diversified - UK	Multi	$51,680 / unit	61%	3
73	Senior Loan	5/20/2021	150	118	117	+3.76%	+4.19%	6/9/2026	San Jose	Office	$302 / sqft	65%	3
74	Senior Loan	6/28/2019	125	117	117	+2.75%	+2.91%	2/1/2024	Los Angeles	Office	$591 / sqft	48%	3
75	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	3
76	Senior Loan	8/27/2021	122	115	114	+3.00%	+3.29%	9/9/2026	San Diego	Retail	$434 / sqft	58%	3
77	Senior Loan	10/21/2021	114	114	114	+3.01%	+3.26%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	1
78	Senior Loan	2/20/2019	163	111	111	+4.07%	+6.12%	2/19/2024	London - UK	Office	$545 / sqft	61%	3
79	Senior Loan	12/21/2021	120	111	110	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$380 / sqft	68%	3
80	Senior Loan	3/17/2022	262	110	108	+3.87%	+4.63%	6/30/2025	London - UK	Office	$494 / sqft	62%	3
81	Senior Loan	3/13/2018	123	108	108	+3.00%	+3.27%	4/9/2027	Honolulu	Hospitality	$167,020 / key	50%	3
82	Senior Loan	11/8/2022	107	107	106	+3.88%	+4.53%	11/8/2027	London - UK	Multi	$166,047 / unit	60%	3
83	Senior Loan	11/27/2019	109	107	106	+2.86%	+3.20%	12/9/2024	Minneapolis	Office	$107 / sqft	64%	3
84	Senior Loan	2/15/2022	106	104	104	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$239,117 / unit	73%	3
85	Senior Loan(4)	11/10/2021	362	104	20	+4.00%	+4.68%	12/9/2026	San Francisco	Office	$198 / sqft	66%	3
86	Senior Loan	12/29/2021	110	102	101	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$174,662 / unit	64%	3
87	Senior Loan	3/29/2022	103	101	100	+2.70%	+2.96%	4/9/2027	Miami	Multi	$280,418 / unit	75%	3
88	Senior Loan	7/1/2021	104	99	99	+3.10%	+3.35%	7/9/2026	Diversified - US	Retail	$281 / sqft	61%	2
89	Senior Loan	10/1/2021	101	99	99	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$229,212 / unit	77%	3
90	Senior Loan	6/18/2021	99	99	98	+2.60%	+2.83%	7/9/2026	New York	Industrial	$51 / sqft	55%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	12/15/2021	$146	$98	$96	+3.44%	+4.52%	12/9/2026	Dublin - IE	Multi	$245,972 / unit	79%	3
92	Senior Loan	12/10/2021	135	98	97	+3.00%	+3.35%	1/9/2027	Miami	Office	$327 / sqft	49%	3
93	Senior Loan	3/28/2019	97	97	97	+3.25%	+3.25%	1/9/2024	New York	Hospitality	$249,463 / key	63%	4
94	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
95	Senior Loan	3/25/2020	114	95	95	+2.40%	+2.78%	3/31/2025	Diversified - NL	Multi	$116,103 / unit	65%	2
96	Senior Loan	6/14/2021	100	93	93	+3.70%	+4.04%	7/9/2024	Miami	Office	$196 / sqft	65%	3
97	Senior Loan	10/27/2021	93	93	92	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
98	Senior Loan	3/3/2022	92	92	91	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	3
99	Senior Loan	12/21/2018	98	91	91	+2.60%	+2.85%	1/9/2024	Chicago	Office	$176 / sqft	72%	3
100	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
101	Senior Loan	10/16/2018	99	90	90	+3.36%	+3.64%	11/9/2024	San Francisco	Hospitality	$196,325 / key	72%	4
102	Senior Loan	12/15/2021	91	89	88	+2.85%	+3.10%	1/9/2027	Charlotte	Multi	$253,585 / unit	76%	3
103	Senior Loan	12/10/2018	87	87	87	+4.57%	+5.28%	12/3/2024	London - UK	Office	$416 / sqft	72%	3
104	Senior Loan	6/25/2021	85	85	85	+2.75%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
105	Senior Loan	3/31/2017	89	84	84	+4.30%	+4.54%	4/9/2023	New York	Office	$403 / sqft	64%	4
106	Senior Loan	4/1/2021	102	83	83	+3.30%	+3.74%	4/9/2026	San Jose	Office	$558 / sqft	67%	3
107	Senior Loan	7/30/2021	87	83	83	+2.50%	+2.84%	8/9/2026	Los Angeles	Multi	$164,314 / unit	70%	3
108	Senior Loan	7/29/2021	82	82	81	+2.65%	+3.02%	6/9/2026	Charlotte	Multi	$222,630 / unit	78%	3
109	Senior Loan	3/9/2022	92	80	80	+2.90%	+3.43%	3/9/2025	Boston	Office	$211 / sqft	68%	3
110	Senior Loan	6/14/2022	106	80	79	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$166 / sqft	76%	3
111	Senior Loan	12/15/2021	89	80	79	+5.25%	+6.19%	12/15/2026	Melbourne - AU	Multi	$58,341 / unit	38%	3
112	Senior Loan	6/27/2019	88	79	79	+2.75%	+3.04%	7/9/2024	West Palm Beach	Office	$274 / sqft	70%	2
113	Senior Loan	1/30/2020	104	79	79	+2.96%	+3.41%	2/9/2026	Honolulu	Hospitality	$254,250 / key	63%	3
114	Senior Loan	8/27/2021	79	77	77	+3.85%	+4.43%	9/9/2026	Diversified - US	Hospitality	$114,079 / key	67%	3
115	Senior Loan	11/23/2021	92	77	76	+2.75%	+3.08%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
116	Senior Loan	12/23/2021	312	73	69	+4.25%	+5.37%	6/24/2028	London - UK	Multi	$81,145 / unit	59%	3
117	Senior Loan(4)	12/30/2021	228	73	14	+4.35%	+5.29%	1/9/2028	Los Angeles	Multi	$209,770 / unit	50%	3
118	Senior Loan	12/21/2021	74	72	71	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$210,663 / unit	77%	2
119	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
120	Senior Loan	1/26/2022	338	69	66	+4.10%	+4.56%	2/9/2027	Seattle	Office	$145 / sqft	56%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	8/17/2022	$76	$68	$67	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$107 / sqft	72%	3
122	Senior Loan	9/22/2021	67	67	67	+3.00%	+3.16%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
123	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
124	Senior Loan	3/31/2022	70	64	63	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$139,394 / unit	71%	3
125	Senior Loan	8/14/2019	70	62	62	+2.56%	+2.78%	9/9/2024	Los Angeles	Office	$606 / sqft	57%	3
126	Senior Loan	3/31/2021	62	62	62	+3.73%	+3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
127	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
128	Senior Loan	12/23/2021	61	61	61	+2.18%	+2.99%	9/1/2023	New York	Office	$240 / sqft	71%	3
129	Senior Loan	6/30/2021	65	59	59	+2.90%	+3.19%	7/9/2026	Nashville	Office	$244 / sqft	71%	3
130	Senior Loan	4/15/2021	66	59	59	+3.00%	+3.30%	5/9/2026	Austin	Office	$286 / sqft	73%	3
131	Senior Loan	12/17/2021	66	58	58	+4.35%	+4.83%	1/9/2026	Diversified - US	Other	$4,404 / unit	37%	1
132	Senior Loan	9/29/2021	62	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
133	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
134	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
135	Senior Loan	8/22/2019	57	57	56	+2.66%	+3.01%	9/9/2024	Los Angeles	Office	$317 / sqft	63%	3
136	Senior Loan	12/10/2020	61	56	56	+3.25%	+3.54%	1/9/2026	Fort Lauderdale	Office	$193 / sqft	68%	3
137	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
138	Senior Loan	6/28/2021	54	54	53	+3.60%	+4.86%	2/15/2023	Diversified - Spain	Hospitality	$122,727 / key	56%	3
139	Senior Loan	12/14/2018	60	53	53	+2.90%	+3.14%	1/9/2024	Diversified - US	Industrial	$39 / sqft	57%	1
140	Senior Loan	7/30/2021	59	53	52	+2.86%	+3.07%	8/9/2026	Tampa	Multi	$129,859 / unit	71%	2
141	Senior Loan	1/21/2022	68	52	52	+3.70%	+4.11%	2/9/2027	Denver	Office	$308 / sqft	65%	3
142	Senior Loan	8/16/2022	64	52	51	+4.75%	+5.35%	8/16/2027	London - UK	Hospitality	$382,807 / key	64%	3
143	Senior Loan	11/11/2021	54	51	51	+4.07%	+4.86%	8/12/2026	London - UK	Hospitality	$183,403 / key	40%	3
144	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
145	Senior Loan	8/5/2021	57	51	51	+2.90%	+3.04%	8/9/2026	Denver	Office	$193 / sqft	70%	3
146	Senior Loan	2/17/2021	53	51	51	+3.55%	+3.75%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
147	Senior Loan	2/20/2019	49	49	49	+3.50%	+3.72%	3/9/2024	Calgary - CAN	Office	$136 / sqft	52%	2
148	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
149	Senior Loan	11/30/2016	57	49	48	+3.18%	+3.40%	12/9/2023	Chicago	Retail	$946 / sqft	54%	4
150	Senior Loan	7/20/2021	48	48	47	+2.75%	+3.09%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 203	Senior Loan(4)	Various	2,099	1,719	1,668	+3.06%	+3.46%	3.0 yrs	Various	Various	Various	63%	2.6
	CECL reserve				(326)
	Loans receivable, net		$31,322	$26,810	$24,692	+ 3.37%	+ 3.76%	3.1 yrs				64%	2.8

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
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of December 31, 2022, eight loans in our portfolio have been financed with an aggregate $1.6 billion of non-consolidated senior interest, which are included in the table above.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of December 31, 2022, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to USD LIBOR and SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2022, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form 10-K.
The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following December 31, 2022, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the year ended December 31, 2022 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of December 31, 2022(2)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$26,772,122	$103,521	$207,042	$(102,042)	$(203,889)
Floating rate liabilities(3)	(21,205,467)	(84,822)	(169,644)	84,342	168,644
Net exposure	$5,566,655	$18,699	$37,398	$(17,700)	$(35,245)

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
Investment Portfolio Value
As of December 31, 2022, substantially all of our portfolio earned a floating rate of interest, and so the value of our investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.

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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we will benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low origination weighted-average LTV of 63.9% as of December 31, 2022 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans.
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
The year ended December 31, 2022 has been characterized by steep declines and significant volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth and geopolitical uncertainty. Inflation across many key economies reached generational highs, prompting central banks to take monetary policy tightening actions that are likely to create headwinds to economic growth. The ongoing war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.

Inflation continues to rise and has caused the Federal Reserve to raise interest rates with indications of future increases, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else being equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. While there is debate among economists as to whether such factors, coupled with recent periods of economic contraction in the U.S. indicate that the U.S. has entered, or in the near term will enter, a recession, it remains difficult to predict the full impact of recent changes and any future changes in interest rates or inflation.

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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of December 31, 2022.
The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2022
	EUR	GBP	All Other(2)
Foreign currency assets	€2,825,694	£2,827,531	$2,138,380
Foreign currency liabilities	(2,080,867)	(2,120,269)	(1,614,464)
Foreign currency contracts – notional	(722,311)	(690,912)	(515,512)
Net exposure to exchange rate fluctuations	€22,516	£16,350	$8,404
Net exposure to exchange rate fluctuations in USD(1)	$24,102	$19,756	$8,404

(1)Represents the U.S. Dollar equivalent as of December 31, 2022.
(2)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.

	December 31, 2021
	EUR	GBP	All Other(4)
Foreign currency assets(1)(2)	€2,845,833	£1,789,220	$1,168,242
Foreign currency liabilities(1)	(2,097,126)	(1,293,241)	(890,386)
Foreign currency contracts – notional	(731,182)	(489,204)	(270,555)
Net exposure to exchange rate fluctuations	€17,525	£6,775	$7,301
Net exposure to exchange rate fluctuations in USD(3)	$19,926	$9,168	$7,301

(1)Balances include non-consolidated senior interests of £196.8 million.
(2)British Pound Sterling balance includes a loan denominated in Euro, with an outstanding principal balance of £8.3 million as of December 31, 2021, that is hedged to British Pound Sterling exposure through a foreign currency forward contract. Refer to Note 11 to our consolidated financial statements for additional discussion of our foreign currency derivatives.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a–15(f) of the Exchange Act) that occurred during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2022, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2022, which is included herein.
ITEM 9B.OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	410,608	(2)	$—	9,210,865
Equity compensation plans not approved by security holders(3)	—		—	—
Total	410,608		$—	9,210,865

(1)The number of securities remaining for future issuances consists of an aggregate 9,210,865 shares issuable under our stock incentive plan and our manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.
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
The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2023 with the SEC pursuant to Regulation 14A under the Exchange Act.

PART IV.
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (2)	Consolidated Financial Statement Schedules

See the accompanying Index to Financial Statement Schedule on page F-1.

(a) (3)	Exhibits

EXHIBIT INDEX

Exhibit No.		Exhibit Description

2.1
Purchase and Sale Agreement, dated September 27, 2012, by and between Capital Trust, Inc. and Huskies Acquisition LLC (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 3, 2012 and incorporated herein by reference)

2.2
Amendment No. 1 to Purchase and Sale Agreement, dated July 21, 2021, by and between Blackstone Mortgage Trust, Inc. (formerly known as Capital Trust, Inc.) and Huskies Acquisition LLC (filed as Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 9, 2022 and incorporated herein by reference)

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

3.1.d		Articles of Amendment (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

3.1.e		Articles of Amendment (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 7, 2013 and incorporated herein by reference)

3.1.f		Articles Supplementary (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on May 29, 2013 and incorporated herein by reference)

3.1.g		Articles of Amendment, dated April 13, 2015 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 13, 2015 and incorporated herein by reference)

3.1.h		Articles of Amendment dated June 8, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 11, 2020 and incorporated herein by reference)

3.2
Sixth Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 21, 2022 and incorporated herein by reference

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

4.5
Third Supplemental Indenture, dated as of March 27, 2018, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on March 27, 2018 and incorporated herein by reference)

4.6		Form of 4.75% Convertible Senior Notes due 2023 (included as Exhibit A in Exhibit 4.5)

4.7
Fourth Supplemental Indenture, dated March 29, 2022, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 29, 2022 and incorporated herein by reference)

4.8		Form of 5.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.7)

4.9
Indenture, dated October 5, 2021, among Blackstone Mortgage Trust, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

4.10		Form of 3.750% Senior Secured Notes due 2027 (included as Exhibit B to Exhibit 4.9)

4.11
Pledge and Security Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., the other grantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

4.12
First Lien Intercreditor Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., JPMorgan Chase Bank, N.A., as agent under the Term Loan Credit Agreement, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

10.1
Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.2
Amended and Restated Trademark License Agreement, dated as of December 21, 2017, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 13, 2018 and incorporated herein by reference)

10.3
Assignment Agreement, dated as of December 19, 2012, by and among Huskies Acquisition LLC, Blackstone Holdings III L.P. and Capital Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.4
Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

10.5	+
Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 21, 2018 and incorporated herein by reference)

10.6	+
Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.7	+
Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 21, 2018 and incorporated herein by reference)

10.8	+
Form of Restricted Stock Award of Blackstone Mortgage Trust, Inc. 2018 Manager Incentive Plan (filed as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 11, 2020 and incorporated herein by reference)

10.9	+
Form of Non-Employee Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (filed No. 1-14788) filed on July 27, 2022 and incorporated herein by reference).

10.10	+
Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2022 and incorporated herein by reference)

10.11	+
Blackstone Mortgage Trust, Inc. Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2022 and incorporated herein by reference)

10.12	+
Form of Non-Employee Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference

10.13	+
Form of Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference

10.14	+
Form of Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Manager Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporate herein by reference

10.15	+	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.16
Fifth Amended and Restated Master Repurchase Agreement, dated as of April 16, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File NO. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.17
First Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of August 26, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2021 and incorporated herein by reference)

10.18
Second Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 24, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 9, 2022 and incorporated herein by reference)

10.19
Third Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of May 25, 2022, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-4788) filed on July 27, 2022 and incorporated herein by reference)

10.20
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.21
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.22
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.23
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.24
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.25
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.26
Sixth Amendment to Limited Guaranty, dated as of April 16, 2021, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.27
Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.28
Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.29
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.30
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.31
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.32
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.33
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.34
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference

10.35
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by referenc

10.36
Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.37
Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.38
Amendment No. 10 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 13, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.39
Amendment No. 11 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 23, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.40
Amendment No. 12 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2020, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.41
Amendment No. 13 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 12, 2021, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.42
Amendment No. 14 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 27, 2022 and incorporated herein by reference)

10.43
Amendment No. 15 to Amended and Restated Master Repurchase and Securities Contract, dated as of June 29, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.44
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.45
Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.46
Term Loan Credit Agreement, dated as of April 23, 2019, among Blackstone Mortgage Trust, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank Plc, Deutsche Bank Securities Inc. and Blackstone Advisory Partners LP, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.47
First Amendment to Term Loan Credit Agreement, dated as of November 19, 2019, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.48
Second Amendment to Term Loan Credit Agreement, dated as of May 20, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.49
Third Amendment to Term Loan Credit Agreement, dated as of June 11, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.50
Fourth Amendment to Term Loan Credit Agreement, dated as of February 19, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.51
Fifth Amendment to Term Loan Credit Agreement, dated as of June 21, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.52
Sixth Amendment to Term Loan Credit Agreement, dated as of May 9, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.53	*
Seventh Amendment to Term Loan Credit Agreement, dated as of November 4, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.54
Loan Guaranty, entered into as of April 23, 2019, by and among the subsidiary guarantors and other persons from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.55
Pledge and Security Agreement, entered into as of April 23, 2019, by and among Blackstone Mortgage Trust, Inc., the grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.56
Master Repurchase Agreement, dated as of February 11, 2022, by and between Parlex 18 Finco, LLC and MUFG Bank, Ltd., New York Branch (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 27, 2022 and incorporated herein by reference)

10.57	*	First Amendment to Master Repurchase Agreement, dated as of December 6, 2022, by and between Parlex 18 Finco, LLC and MUFG Bank, New York Branch

10.58
Guaranty, dated as of February 11, 2022, made by Blackstone Mortgage Trust, Inc., in favor of MUFG Bank, Ltd., New York Branch (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 26, 2022 and incorporated herein by reference)

10.59
Master Repurchase Agreement, dated as of May 31, 2022, by and between Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, Gloss Finco 1, LLC and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference

10.60
First Amendment to Master Repurchase Agreement, dated as of August 22, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 26, 2022 and incorporated herein by reference)

10.61	*
Second Amendment to Master Repurchase Agreement, dated as of December 23, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC

10.62
Guaranty, dated as of May 31, 2021, made by Blackstone Mortgage Trust, Inc., for the benefit of Parlex 3 USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company and Parlex 3A SEK IE Issuer Designated Activity Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

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

BLACKSTONE MORTGAGE TRUST, INC.

February 8, 2023	By:	/s/ Katharine A. Keenan
Date		Katharine A. Keenan Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 8, 2023	/s/ Michael B. Nash
Date	Michael B. Nash Executive Chairman of the Board of Directors

February 8, 2023	/s/ Katharine A. Keenan
Date	Katharine A. Keenan Chief Executive Officer and Director (Principal Executive Officer)

February 8, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 8, 2023	/s/ Leonard W. Cotton
Date	Leonard W. Cotton, Director

February 8, 2023	/s/ Thomas E. Dobrowksi
Date	Thomas E. Dobrowski, Director

February 8, 2023	/s/ Nnenna J. Lynch
Date	Nnenna J. Lynch, Director

February 8, 2023	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

February 8, 2023	/s/ Gilda Perez-Alvarado
Date	Gilda Perez-Alvarado, Director

February 8, 2023	/s/ Jonathan L. Pollack
Date	Jonathan L. Pollack, Director

February 8, 2023	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

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
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

•We evaluated the appropriateness and consistency of the methods and assumptions used by management to develop the adjustments and assessed macro-economic and industry trends.

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
February 8, 2023
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$291,340	$551,154
Loans receivable	25,017,880	22,003,017
Current expected credit loss reserve	(326,137)	(124,679)
Loans receivable, net	24,691,743	21,878,338
Other assets	370,902	273,797
Total Assets	$25,353,985	$22,703,289
Liabilities and Equity
Secured debt, net	$13,528,164	$12,280,042
Securitized debt obligations, net	2,664,010	2,838,062
Asset-specific debt, net	942,503	393,824
Loan participations sold, net	224,232	—
Term loans, net	2,114,549	1,327,406
Senior secured notes, net	395,166	394,010
Convertible notes, net	514,257	619,876
Other liabilities	426,904	231,358
Total Liabilities	20,809,785	18,084,578
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 171,695,985 and 168,179,798 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1,717	1,682
Additional paid-in capital	5,475,804	5,373,029
Accumulated other comprehensive income	10,022	8,308
Accumulated deficit	(968,749)	(794,832)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,518,794	4,588,187
Non-controlling interests	25,406	30,524
Total Equity	4,544,200	4,618,711
Total Liabilities and Equity	$25,353,985	$22,703,289

Note: The consolidated balance sheets as of December 31, 2022 and December 31, 2021 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2022 and December 31, 2021, assets of the consolidated VIEs totaled $3.2 billion and $3.5 billion, respectively, and liabilities of the consolidated VIEs totaled $2.7 billion and $2.8 billion, respectively. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Income from loans and other investments
Interest and related income	$1,338,954	$854,690	$779,648
Less: Interest and related expenses	710,904	340,223	347,471
Income from loans and other investments, net	628,050	514,467	432,177
Other expenses
Management and incentive fees	110,292	88,467	77,916
General and administrative expenses	52,193	43,168	45,871
Total other expenses	162,485	131,635	123,787
(Increase) decrease in current expected credit loss reserve	(211,505)	39,864	(167,653)
Income before income taxes	254,060	422,696	140,737
Income tax provision	3,003	423	323
Net income	251,057	422,273	140,414
Net income attributable to non-controlling interests	(2,415)	(3,080)	(2,744)
Net income attributable to Blackstone Mortgage Trust, Inc.	$248,642	$419,193	$137,670
Net income per share of common stock basic and diluted	$1.46	$2.77	$0.97
Weighted-average shares of common stock outstanding, basic and diluted	170,631,410	151,521,941	141,795,977
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$251,057	$422,273	$140,414
Other comprehensive income (loss)
Unrealized (loss) gain on foreign currency translation	(171,652)	(84,470)	87,113
Realized and unrealized gain (loss) on derivative financial instruments	173,366	81,608	(59,710)
Other comprehensive income (loss)	1,714	(2,862)	27,403
Comprehensive income	252,771	419,411	167,817
Comprehensive income attributable to non-controlling interests	(2,415)	(3,080)	(2,744)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$250,356	$416,331	$165,073
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2019	$1,350	$4,370,014	$(16,233)	$(592,548)	$3,762,583	$22,098	$3,784,681
Adoption of ASU 2016-13	—	—	—	(17,565)	(17,565)	(85)	(17,650)
Shares of class A common stock issued, net	118	297,491	—	—	297,609	—	297,609
Restricted class A common stock earned	—	34,023	—	—	34,023	—	34,023
Dividends reinvested	—	685	—	51	736	—	736
Deferred directors’ compensation	—	500	—	—	500	—	500
Net income	—	—	—	137,670	137,670	2,744	140,414
Other comprehensive income	—	—	27,403	—	27,403	—	27,403
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(356,892)	(356,892)	—	(356,892)
Contributions from non-controlling interests	—	—	—	—	—	8,431	8,431
Distributions to non-controlling interests	—	—	—	—	—	(15,024)	(15,024)
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	214	637,802	—	—	638,016	—	638,016
Restricted class A common stock earned	—	31,040	—	—	31,040	—	31,040
Dividends reinvested	—	879	—	—	879	—	879
Deferred directors’ compensation	—	595	—	—	595	—	595
Net income	—	—	—	419,193	419,193	3,080	422,273
Other comprehensive income	—	—	(2,862)	—	(2,862)	—	(2,862)
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(384,741)	(384,741)	—	(384,741)
Contributions from non-controlling interests	—	—	—	—	—	55,912	55,912
Distributions to non-controlling interests	—	—	—	—	—	(46,632)	(46,632)
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06, See Note 2	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	23	70,628	—	—	70,651	—	70,651
Restricted class A common stock earned	12	32,712	—	—	32,724	—	32,724
Dividends reinvested	—	1,176	—	—	1,176	—	1,176
Deferred directors’ compensation	—	690	—	—	690	—	690
Net income	—	—	—	248,642	248,642	2,415	251,057
Other comprehensive loss	—	—	1,714	—	1,714	—	1,714
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(424,513)	(424,513)	—	(424,513)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(12,573)	(12,573)
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$251,057	$422,273	$140,414
Adjustments to reconcile net income to net cash provided by operating activities
Satisfaction of management and incentive fees in stock	—	—	19,277
Non-cash compensation expense	33,414	31,647	34,532
Amortization of deferred fees on loans and debt securities	(81,748)	(68,905)	(56,844)
Amortization of deferred financing costs and premiums/discounts on debt obligations	50,020	41,002	37,403
Increase (decrease) in current expected credit loss reserve	211,505	(39,864)	167,653
Unrealized gain on assets denominated in foreign currencies, net	(31)	(6,866)	(3,366)
Unrealized gain on derivative financial instruments, net	(4,339)	(3,934)	(867)
Realized (gain) loss on derivative financial instruments, net	(15,609)	3,890	1,364
Changes in assets and liabilities, net
Other assets	(106,372)	(21,616)	3,352
Other liabilities	58,928	24,856	(6,311)
Net cash provided by operating activities	396,825	382,483	336,607
Cash flows from investing activities
Principal fundings of loans receivable	(6,810,218)	(12,550,463)	(1,896,276)
Principal collections and sales proceeds from loans receivable and debt securities	3,254,595	6,730,339	1,850,003
Origination and exit fees received on loans receivable	74,930	143,002	21,275
Receipts under derivative financial instruments	353,325	76,383	90,427
Payments under derivative financial instruments	(23,057)	(77,772)	(133,430)
Collateral deposited under derivative agreements	(217,220)	(109,670)	(346,640)
Return of collateral deposited under derivative agreements	114,110	160,720	326,390
Net cash used in investing activities	(3,253,535)	(5,627,461)	(88,251)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities
Borrowings under secured debt	$5,282,882	$12,475,664	$2,567,834
Repayments under secured debt	(3,578,806)	(7,801,330)	(4,690,607)
Proceeds from issuance of securitized debt obligations	—	803,750	2,051,875
Repayment of securitized debt obligations	(182,084)	(888,763)	(300,879)
Borrowings under asset-specific debt	770,665	272,065	161,960
Repayments under asset-specific debt	(208,644)	(271,065)	(82,754)
Proceeds from sale of loan participations	245,278	—	—
Net proceeds from issuance of term loans	807,750	298,500	315,438
Repayments of term loans	(17,053)	(13,495)	(9,113)
Net proceeds from issuance of convertible notes	294,000	—	—
Repayment of convertible notes	(402,500)	—	—
Proceeds from issuance of senior secured notes	—	400,000	—
Payment of deferred financing costs	(45,996)	(43,725)	(47,345)
Contributions from non-controlling interests	5,040	55,912	8,431
Distributions to non-controlling interests	(12,573)	(46,632)	(15,024)
Net proceeds from issuance of class A common stock	70,651	638,005	278,322
Dividends paid on class A common stock	(421,386)	(370,662)	(348,907)
Net cash provided by (used in) financing activities	2,607,224	5,508,224	(110,769)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(249,486)	263,246	137,587
Cash, cash equivalents, and restricted cash at beginning of year	551,154	289,970	150,090
Effects of currency translation on cash, cash equivalents, and restricted cash	(10,328)	(2,062)	2,293
Cash, cash equivalents, and restricted cash at end of year	$291,340	$551,154	$289,970
Supplemental disclosure of cash flows information
Payments of interest	$(608,259)	$(287,715)	$(312,093)
(Payments) refunds of income taxes	$(676)	$73	$(232)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(106,455)	$(104,271)	$(91,004)
Satisfaction of management and incentive fees in stock	$—	$—	$19,277
Loan principal payments held by servicer, net	$7,425	$17,528	$19,460
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
In 2018, we contributed a loan to a single asset securitization vehicle, or the 2018 Single Asset Securitization, which is a VIE, and invested in the related subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that is included in other assets on our consolidated balance sheets. During the year ended December 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion of our VIEs.
In 2017, we entered into a joint venture, or our Multifamily Joint Venture, with Walker & Dunlop Inc. to originate, hold, and finance multifamily bridge loans. Pursuant to the terms of the agreements governing the joint venture, Walker & Dunlop contributed 15% of the venture’s equity capital and we contributed 85%. We consolidate the Multifamily Joint Venture as we have a controlling financial interest. The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are owned by Walker & Dunlop. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on Walker & Dunlop’s pro rata ownership of our Multifamily Joint Venture.

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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both December 31, 2022 and December 31, 2021, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $459.6 million and $531.2 million as of December 31, 2022 and December 31, 2021, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2022. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2022.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
As of December 31, 2022, we had an aggregate $189.8 million CECL reserve specifically related to five of our loans receivable with an aggregate outstanding principal balance of $930.0 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loan's underlying collateral as of December 31, 2022. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of these loan receivables by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.00% to 7.50%, and the unlevered discount rate, which ranged from 7.50% to 9.00%.

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
Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Upon adoption of ASU 2022-02 on January 1, 2023, we do not expect it will have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In the first quarter of 2020, we have elected to apply the hedge accounting expedients, related to probability and the assessments of effectiveness, for future IBOR-indexed cash flows, to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with our past presentation. We plan to apply the contract modification expedients for our applicable loan and debt modifications that relate to the market transition from IBORs. Therefore, our loan and debt modifications that are in accordance with ASU 2020-04 do not require a remeasurement at the modification date nor a reassessment of a previous accounting determination. The application of the ASU 2020-04 expedients have not had a material impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, described above under “Convertible Notes.” We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, of $477,000, as of January 1, 2022.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, have been the subject of national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of most non-USD LIBOR settings. IBA also previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate, or SOFR, based replacement rate identified by the Board of Governors of the Federal Reserve System, or Federal Reserve. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In July 2022, the Federal Reserve issued a notice of proposed rulemaking implementing the LIBOR Act. As of December 31, 2022, no regulations have been promulgated.
The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, or ARRC, a steering committee composed of large U.S. financial institutions, identified SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. According to the ARRC, data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR, and SOFR is currently predominant across cash and derivatives markets. As of December 31, 2022, one-month term SOFR is utilized as the floating benchmark rate on 76 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under twelve of our credit facilities, and our B-4 Term Loan. As of December 31, 2022, one-month term SOFR was 4.36% and one-month USD LIBOR was 4.39%. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of December 31, 2022, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of December 31, 2022, 63.5% of our aggregate loan principal balance has either transitioned to the applicable replacement benchmark rate, or its existing benchmark rate is not expected to be replaced, and we expect to transition the remaining 36.5% in 2023.
At this time, it is not possible to predict how markets will respond in the future to SOFR, SONIA, or other alternative reference rates as the transition away from USD LIBOR and GBP LIBOR proceeds. Despite the LIBOR transition in other markets, benchmark rate methodologies in Europe, Australia, Canada, Switzerland and Denmark have been reformed and rates such as EURIBOR, STIBOR, BBSY, CDOR, SARON and CIBOR may persist as International Organization of Securities Commissions, or IOSCO, compliant reference rates moving forward. However, multi-rate environments may persist in these markets as regulators and working groups have suggested market participants adopt alternative reference rates.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2022	December 31, 2021
Number of loans	203	188
Principal balance	$25,160,343	$22,156,437
Net book value	$24,691,743	$21,878,338
Unfunded loan commitments(1)	$3,806,153	$4,180,128
Weighted-average cash coupon(2)	+ 3.44%	+ 3.19%
Weighted-average all-in yield(2)	+ 3.84%	+ 3.52%
Weighted-average maximum maturity (years)(3)	3.1	3.4

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices, as applicable to each loan. As of December 31, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR and SOFR. As of December 31, 2021, 99.5% of our loans by principal balance earned a floating rate of interest, primarily indexed to USD LIBOR. The other 0.5% of our loans earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2022, 50% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 50% were open to repayment by the borrower without penalty. As of December 31, 2021, 56% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 44% were open to repayment by the borrower without penalty.

The following table details the index rate floors for our loans receivable portfolio as of December 31, 2022 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$38,160	$—	$38,160
0.00% or no floor	4,478,852	6,973,651	11,452,503
0.01% to 1.00% floor	9,106,174	858,247	9,964,421
1.01% to 1.50% floor	2,104,805	153,453	2,258,258
1.51% to 2.00% floor	697,125	343,841	1,040,966
2.01% or more floor	356,603	49,432	406,035
Total(2)	$16,781,719	$8,378,624	$25,160,343

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)As of December 31, 2022, the weighted-average index rate floor of our loan portfolio was 0.36%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.64%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2020	$16,652,824	$(80,109)	$16,572,715
Loan fundings	12,550,463	—	12,550,463
Loan repayments and sales proceeds	(6,733,105)	—	(6,733,105)
Principal charge-offs	(14,427)	—	(14,427)
Unrealized (loss) gain on foreign currency translation	(299,318)	1,424	(297,894)
Deferred fees and other items	—	(143,002)	(143,002)
Amortization of fees and other items	—	68,267	68,267
Loans Receivable, as of December 31, 2021	$22,156,437	$(153,420)	$22,003,017
Loan fundings	6,810,218	—	6,810,218
Loan repayments and sales	(3,168,155)	—	(3,168,155)
Unrealized (loss) gain on foreign currency translation	(638,157)	5,255	(632,902)
Deferred fees and other items	—	(74,930)	(74,930)
Amortization of fees and other items	—	80,632	80,632
Loans Receivable, as of December 31, 2022	$25,160,343	$(142,463)	$25,017,880
CECL reserve			(326,137)
Loans Receivable, net, as of December 31, 2022			$24,691,743

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2022
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
Office	64	$9,441,622	$10,593,584	40%
Multifamily	80	6,214,123	6,330,153	24
Hospitality	30	4,879,314	4,908,583	18
Industrial	12	2,140,636	2,236,716	8
Retail	9	1,098,315	1,141,932	4
Other	8	1,243,870	1,599,313	6
Total loans receivable	203	$25,017,880	$26,810,281	100%
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Percentage of Portfolio
United States
Sunbelt	75	$6,538,034	$6,802,928	26%
Northeast	36	5,339,874	5,666,968	21
West	33	3,515,517	4,547,946	17
Midwest	10	987,718	1,091,882	4
Northwest	6	317,863	321,937	1
Subtotal	160	16,699,006	18,431,661	69
International
United Kingdom	23	3,362,629	3,393,126	13
Australia	5	1,405,601	1,417,318	5
Spain	4	1,237,446	1,241,808	5
Ireland	3	1,192,220	1,199,406	4
Sweden	1	473,374	476,673	2
Canada	1	49,409	49,432	—
Other Europe	6	598,195	600,857	2
Subtotal	43	8,318,874	8,378,620	31
Total loans receivable	203	$25,017,880	$26,810,281	100%
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests as of December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table allocates the principal balance and net book value of our loans receivable based on our internal risk ratings ($ in thousands):

	December 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Number of Loans	Net Book Value	Total Loan Exposure(1)(2)
1	17	$1,403,185	$1,428,232	8	$642,776	$645,854
2	36	5,880,424	6,562,852	28	5,200,533	5,515,250
3	134	14,128,133	15,209,018	141	13,604,027	14,944,045
4	11	2,677,027	2,680,145	10	2,270,872	2,277,653
5	5	929,111	930,034	1	284,809	286,309
Total loans receivable	203	$25,017,880	$26,810,281	188	$22,003,017	$23,669,111
CECL reserve		(326,137)			(124,679)
Loans receivable, net		$24,691,743			$21,878,338

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion and $1.5 billion of such non-consolidated senior interests as of December 31, 2022 and December 31, 2021, respectively.
(2)Excludes investment exposure to the 2018 Single Asset Securitization of $379.3 million as of December 31, 2021. See Note 4 for details of the subordinate position we own in the 2018 Single Asset Securitization.
The weighted-average risk rating of our total loan exposure was 2.8 as of both December 31, 2022 and December 31, 2021.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the year ended December 31, 2022 and 2021 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Increase in CECL reserve	40,995	12,256	13,303	134,904	201,458
CECL reserve as of December 31, 2022	67,880	22,519	45,960	189,778	326,137

CECL reserve as of December 31, 2020	$42,995	$27,734	$33,159	$69,661	$173,549
Decrease in CECL reserve	(16,110)	(17,471)	(502)	(360)	(34,443)
Charge-offs of CECL reserve	—	—	—	(14,427)	(14,427)
CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679

(1) Includes Canadian loans, which have similar risk characteristics as U.S. loans.
During the year ended December 31, 2022, we recorded an increase of $201.5 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $326.1 million as of December 31, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions, including inflationary pressures and market volatility.
During the year ended December 31, 2022, we recorded an increase of $134.9 million in the CECL reserve specifically related to four of our loans receivable with an aggregate net book value of $644.3 million as of December 31, 2022. As of December 31, 2022, the income accrual was suspended on these four loans as recovery of income and principal was doubtful. During the three months ended December 31, 2022, we recorded $11.3 million of interest income on these loans. As of December 31, 2022, we had an aggregate $189.8 million CECL reserve specifically related to five of our loans receivable, with an aggregate net book value of $929.1 million. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of December 31, 2022. As of December 31, 2021, we had a

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
$54.9 million CECL reserve specifically related to one of our loans receivable, with a net book value of $284.8 million. No income was recorded on this loan during the years ended December 31, 2022 and 2021. As of December 31, 2022, all borrowers were current with all contractual terms of each respective loan, including payments of interest. Refer to Note 2 for further discussion of our revenue recognition policy and CECL reserve.
During the fourth quarter of 2022, we entered into a loan modification related to an office asset in New York City, which is classified as a troubled debt restructuring under GAAP. This modification included, among other changes, a reduction in the loan's contractual interest payments, an incremental exit fee, and an extension of the loan's maturity date. This loan has an outstanding principal balance of $193.6 million, with commitments to fund an additional $8.2 million, at our discretion, as of December 31, 2022. As of December 31, 2022, this loan was deemed impaired and we recorded an asset-specific CECL reserve against this loan.
Previously, we entered into loan modifications related to a multifamily asset in New York City, which were classified as troubled debt restructurings under GAAP. During the three months ended December 31, 2021, the borrower committed significant additional capital to the property and engaged new management to oversee property operations, and we reduced the loan's outstanding principal balance to $37.5 million. As a result of the modification, during the three months ended December 31, 2021, we charged-off $14.4 million of the $14.8 million asset-specific CECL reserve we recorded on this loan, and reversed the remaining $360,000 CECL reserve. As of December 31, 2022, this loan has an outstanding principal balance of $38.2 million, net of cost-recovery proceeds. As of December 31, 2022, this loan was deemed impaired and we recorded an asset-specific CECL reserve against this loan.
Previously, we entered into a loan modification related to a hospitality asset in New York City, which is classified as a troubled debt restructuring under GAAP. As of December 31, 2022, this loan has an outstanding principal balance of $286.3 million, net of cost-recovery proceeds. As of June 30, 2020 this loan was deemed impaired and we recorded an asset-specific CECL reserve against this loan. This asset-specific CECL reserve has not changed as of December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of December 31, 2022 and December 31, 2021, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2022
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
U.S. loans(2)
1	$145,152	$563,426	$5,075	$231,894	$415,471	$—	$1,361,018
2	117,314	1,742,289	362,062	156,478	1,178,721	—	3,556,864
3	2,035,111	5,776,346	411,880	735,772	472,134	80,323	9,511,566
4	—	—	—	96,542	1,160,627	132,687	1,389,856
5	—	—	—	—	—	—	—
Total U.S. loans	$2,297,577	$8,082,061	$779,017	$1,220,686	$3,226,953	$213,010	$15,819,304
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	590,580	609,270	94,995	1,028,715	—	—	2,323,560
3	977,767	1,586,266	—	896,392	86,706	—	3,547,131
4	—	—	—	344,089	—	—	344,089
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$1,568,347	$2,195,536	$94,995	$2,269,196	$86,706	$—	$6,214,780
Unique loans
1	$42,167	$—	$—	$—	$—	$—	$42,167
2	—	—	—	—	—	—	—
3	893,114	—	—	—	176,322	—	1,069,436
4	—	—	—	289,141	653,941	—	943,082
5	—	—	—	—	—	—	—
Total unique loans	$935,281	$—	$—	$289,141	$830,263	$—	$2,054,685
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	208,894	—	—	284,809	435,408	929,111
Total impaired loans	$—	$208,894	$—	$—	$284,809	$435,408	$929,111
Total loans receivable
1	$187,319	$563,426	$5,075	$231,894	$415,471	$—	$1,403,185
2	707,894	2,351,559	457,057	1,185,193	1,178,721	—	5,880,424
3	3,905,992	7,362,612	411,880	1,632,164	735,162	80,323	14,128,133
4	—	—	—	729,772	1,814,568	132,687	2,677,027
5	—	208,894	—	—	284,809	435,408	929,111
Total loans receivable	$4,801,205	$10,486,491	$874,012	$3,779,023	$4,428,731	$648,418	$25,017,880
CECL reserve							(326,137)
Loans receivable, net							$24,691,743

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2022 and December 31, 2021, our Multifamily Joint Venture held $795.6 million and $746.9 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	December 31, 2022	December 31, 2021
Accrued interest receivable	$189,569	$86,101
Collateral deposited under derivative agreements	103,110	—
Loan portfolio payments held by servicer(1)	68,489	77,624
Derivative assets	7,349	30,531
Accounts receivable and other assets	1,318	572
Prepaid expenses	1,067	956
Debt securities held-to-maturity(2)	—	78,083
CECL reserve	—	(70)
Debt securities held-to-maturity, net	—	78,013
Total	$370,902	$273,797

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
(2)Represents the subordinate position we own in the 2018 Single Asset Securitization, which held aggregate loan assets of $379.3 million as of December 31, 2021, with a yield to full maturity of L+10.0% and a maximum maturity date of June 9, 2025, assuming all extension options are exercised by the borrower. During the year ended December 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. Refer to Note 18 for additional discussion.
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans and debt securities included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our debt securities CECL reserve for the year ended December 31, 2022 and 2021 ($ in thousands):

Debt Securities Held-To-Maturity Total
CECL reserve as of December 31, 2021	$70
Decrease in CECL reserve	$(70)
CECL reserve as of December 31, 2022	$—

CECL reserve as of December 31, 2020	$1,723
Decrease in CECL reserve	$(1,653)
CECL reserve as of December 31, 2021	$70

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2022	December 31, 2021
Derivative liabilities	$119,665	$5,890
Accrued dividends payable	106,455	104,271
Accrued interest payable	80,263	29,851
Secured debt repayments pending servicer remittance(1)	60,585	47,664
Accrued management and incentive fees payable	33,830	28,373
Current expected credit loss reserve for unfunded loan commitments(2)	16,380	6,263
Accounts payable and other liabilities	9,726	9,046
Total	$426,904	$231,358

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of December 31, 2022, we had unfunded commitments of $3.8 billion related to 121 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the year ended December 31, 2022 and 2021 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase in CECL reserve	7,676	2,441	—	—	10,117
CECL reserve as of December 31, 2022	$11,748	$4,632	$—	$—	$16,380

CECL reserve as of December 31, 2020	$6,953	$2,994	$84	$—	$10,031
Decrease in CECL reserve	(2,881)	(803)	(84)	—	(3,768)
CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the year ended December 31, 2022, we obtained approval for $4.6 billion of new borrowings against $5.9 billion of collateral assets. Additionally, during the year ended December 31, 2022, we (i) entered into two new secured credit facilities providing an aggregate $2.2 billion of credit capacity and (ii) we increased the size of six existing secured credit facilities providing an aggregate $1.4 billion of additional credit capacity. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2022	December 31, 2021
Secured credit facilities	$13,549,748	$12,299,580
Acquisition facility	—	—
Total secured debt	$13,549,748	$12,299,580
Deferred financing costs(1)	(21,584)	(19,538)
Net book value of secured debt	$13,528,164	$12,280,042

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
The following table details our secured credit facilities by spread over the applicable base rates as of December 31, 2022 ($ in thousands):

December 31, 2022
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$7,497,992	2/21/2026	145	$11,719,558	3/4/2026	36%	25% - 100%
GBP	7	2,320,720	4/7/2026	23	3,081,729	4/30/2026	27%	25% - 50%
EUR	7	2,128,248	8/12/2025	12	2,866,848	8/15/2025	42%	25% - 100%
Others(5)	4	1,602,788	7/4/2027	7	2,026,655	6/23/2027	25%	25%
Total	15	$13,549,748	3/29/2026	185	$19,694,790	4/2/2026	34%	25% - 100%

(1)Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders.
(2)Our secured debt agreements are generally term-matched to their underlying collateral. Therefore, the weighted average maturity is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective secured credit facility is used.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

The following tables detail the spread of our secured debt as of December 31, 2022 and December 31, 2021 ($ in thousands):

	Year Ended December 31, 2022	December 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,508	$7,433,204	+1.53%	$10,465,647	+3.24%	+1.71%
+ 1.51% to + 1.75%	368,265	2,246,223	+1.88%	3,538,815	+3.73%	+1.85%
+ 1.76% to + 2.00%	405,723	1,514,541	+2.16%	2,483,240	+4.14%	+1.98%
+ 2.01% or more	1,246,650	2,355,780	+2.63%	3,207,088	+4.78%	+2.15%
Total	$3,350,146	$13,549,748	+1.85%	$19,694,790	+3.70%	+1.85%

	Year Ended December 31, 2021	December 31, 2021
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$5,306,925	$7,746,026	+1.52%	$10,193,801	+3.18%	+1.66%
+ 1.51% to + 1.75%	1,477,177	2,710,587	+1.88%	3,977,492	+3.55%	+1.67%
+ 1.76% to + 2.00%	668,470	998,781	+2.13%	1,458,074	+4.28%	+2.15%
+ 2.01% or more	310,991	844,186	+2.49%	1,413,014	+4.75%	+2.26%
Total	$7,763,563	$12,299,580	+1.72%	$17,042,381	+3.49%	+1.77%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, GBP LIBOR, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of December 31, 2022 and December 31, 2021, respectively, for new financings during the year ended December 31, 2022 and December 31, 2021, respectively, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees.
(4)Represents the weighted-average all-in cost as of December 31, 2022 and December 31, 2021, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of December 31, 2022, there was an aggregate $1.5 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $250.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 4, 2023.
During the year ended December 31, 2022, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $333,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2021, we had no borrowings under the acquisition facility and we recorded interest

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
expense of $1.2 million, including $354,000 of amortization of deferred fees and expenses. As of December 31, 2021, we had one asset pledged to our acquisition facility and there was an aggregate $147.5 million available to be drawn at our discretion.
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to December 31, 2022; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2022 and December 31, 2021, we were in compliance with these covenants.
6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, which include the 2021 FL4 CLO, 2020 FL3 CLO, and 2020 FL2 CLO or collectively, the CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 18 for further discussion of our CLOs. The following tables detail our securitized debt obligations and the underlying collateral assets that are financed ($ in thousands):

	December 31, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$799,626	+ 1.57%	May 2038
Underlying Collateral Assets	30	1,000,000	1,000,000	+ 3.47%	May 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	806,757	+ 2.14%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.25%	November 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,061,041	1,057,627	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,317,916	1,317,916	+ 3.42%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,673,541	$2,664,010	+1.73%
Underlying Collateral Assets	63	$3,317,916	$3,317,916	+ 3.38%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of December 31, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR. As of December 31, 2022, one-month SOFR was 4.36% and one-month USD LIBOR was 4.39%. Excludes loans accounted for under the cost recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the year ended December 31, 2022, we recorded $87.6 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2021
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$797,373	+ 1.66%	May 2038
Underlying Collateral Assets	34	1,000,000	1,000,000	+ 3.42%	October 2024
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	804,096	+ 2.10%	November 2037
Underlying Collateral Assets	18	1,000,000	1,000,000	+ 3.06%	May 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,243,125	1,236,593	+ 1.45%	February 2038
Underlying Collateral Assets	21	1,500,000	1,500,000	+ 3.15%	March 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,855,625	$2,838,062	+1.69%
Underlying Collateral Assets	73	$3,500,000	$3,500,000	+3.20%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR and SOFR, as applicable to each securitized debt obligation. As of December 31, 2021, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR. As of December 31, 2021, one-month SOFR was 0.05% and one-month USD LIBOR was 0.10%.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the year ended December 31, 2021, we recorded $46.0 million of interest expense related to our securitized debt obligations.
7. ASSET-SPECIFIC DEBT, NET
The following tables detail our asset-specific debt ($ in thousands):

	December 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	4	$950,278	$942,503	+ 3.29%	January 2026
Collateral assets	4	$1,094,450	$1,081,035	+ 4.73%	January 2026

	December 31, 2021
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	4	$400,699	$393,824	+ 2.78%	March 2025
Collateral assets	4	$446,276	$435,727	+ 4.04%	March 2025

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

The following table details our loan participations sold ($ in thousands):

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participation(3)	1	$224,744	$224,232	+ 3.22%	March 2027
Total Loan	1	$280,930	$278,843	+ 4.86%	March 2027

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(2)The term is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower. Our loan participation sold is term-matched to the corresponding collateral loan.
(3)During the year ended December 31, 2022, we recorded $7.9 million of interest expense related to our loan participations sold.

We did not have any loan participations sold as of December 31, 2021.
9. TERM LOANS, NET
During the year ended December 31, 2022, we borrowed an additional $825.0 million under our term loan facilities, or the B-4 Term Loan. The B-4 Term Loan bears interest at SOFR plus 3.50% and matures in May 2029. As of December 31, 2022, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$920,365	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$415,168	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$821,685	+ 3.50%	+ 4.11%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The B-1 Term Loan and B-3 Term Loan are indexed to one-month USD LIBOR and the B-4 Term Loan is indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.2 million, respectively. These discounts and expenses will be amortized into interest expense over the life of each Term Loan. During the year ended December 31, 2022, we recorded $86.6 million of interest expense related to our Term Loans, including $6.7 million of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	December 31, 2022	December 31, 2021
Face value	$2,157,218	$1,349,271
Deferred financing costs and unamortized discount	(42,669)	(21,865)
Net book value	$2,114,549	$1,327,406
The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2022 and December 31, 2021, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
10. SENIOR SECURED NOTES, NET
As of December 31, 2022, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which will be amortized into interest expense over the life of the Senior Secured Notes. During the year ended December 31, 2022, we recorded $16.2 million of interest expense related to our Senior Secured Notes, including $1.2 million of amortization of deferred fees and expenses.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2022	December 31, 2021
Face value	$400,000	$400,000
Deferred financing costs	(4,834)	(5,990)
Net book value	$395,166	$394,010
The covenants under our Senior Secured Notes require us to maintain a total debt to total assets ratio, as defined in the agreements, of not greater than 83.33% and, in certain circumstances, a total unencumbered assets to total unsecured indebtedness ratio, as defined in the agreements, of 1.20 or greater. As of December 31, 2022 and December 31, 2021, we were in compliance with these covenants.
11. CONVERTIBLE NOTES, NET
During the year ended December 31, 2022, we issued $300.0 million aggregate principal amount of 5.50% convertible senior notes due 2027, or the March 2022 convertible notes. In connection with this offering, we repurchased $64.7 million aggregate principal amount of our May 2017 convertible senior notes at a price of 100.25% per $1,000 principal amount. We repaid the remaining $337.9 million aggregate principal amount of our May 2017 convertible senior notes at maturity on May 5, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2022, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2018	$220,000	4.75%	5.33%	$36.23	March 15, 2023
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.6052 and 27.5702, respectively, for the March 2018 and March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the respective March 2018 and March 2022 convertible notes supplemental indentures have not been exceeded as of December 31, 2022.

Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The March 2022 convertible notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the March 2022 convertible notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The March 2018 convertible notes are currently convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. We have elected to settle the March 2018 convertible notes in cash for any conversions that occur during the final conversion period. The last reported sale price of our class A common stock of $21.17 on December 30, 2022, the last trading day in the year ended December 31, 2022, was less than the per share conversion price of the March 2018 and March 2022 convertible notes.
We adopted ASU 2020-06 on January 1, 2022, using the modified retrospective method of transition, which resulted in an aggregate decrease to our additional paid-in capital of $2.4 million, an aggregate decrease to our accumulated deficit of $2.0 million, and an aggregate increase to our convertible notes, net, balance of $477,000, as of January 1, 2022. Subsequent to adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature, will no longer be allocated between debt and equity components. This reduces the issue discount and results in less non-cash interest expense in our consolidated financial statements. Additionally, ASU 2020-06 results in the reporting of diluted earnings per share for shares issuable under our convertible notes in our consolidated financial statements, if the effect is dilutive, regardless of our settlement intent. Refer to Note 2 and Note 13 for additional discussion of ASU 2020-06 and our earnings per share calculation, respectively.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2022	December 31, 2021
Face value	$520,000	$622,500
Deferred financing costs and unamortized discount	(5,743)	(2,624)
Net book value	$514,257	$619,876
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash coupon	$28,859	$28,059	$28,059
Discount and issuance cost amortization	2,853	3,486	3,319
Total interest expense	$31,712	$31,545	$31,378
Accrued interest payable for the Convertible Notes was $7.9 million and $6.0 million as of December 31, 2022 and December 31, 2021, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amount in thousands):

December 31, 2022				December 31, 2021
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	1,003,626	Buy USD / Sell SEK Forward	1	kr	999,500
Buy USD / Sell EUR Forward	8		€722,311	Buy USD / Sell EUR Forward	7		€731,182
Buy USD / Sell GBP Forward	6		£690,912	Buy USD / Sell GBP Forward	2		£489,204
Buy USD / Sell AUD Forward	8	A$	541,813	Buy USD / Sell AUD Forward	3	A$	188,600
Buy USD / Sell DKK Forward	3	kr.	195,019	Buy USD / Sell CAD Forward	2	C$	22,100
Buy USD / Sell CAD Forward	2	C$	22,187	Buy USD / Sell CHF Forward	1	CHF	5,200
Buy USD / Sell CHF Forward	2	CHF	5,263

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amount in thousands):

December 31, 2022				December 31, 2021
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	2		£109,076	Buy GBP / Sell USD Forward	3		£170,600
Buy USD / Sell GBP Forward	2		£109,076	Buy USD / Sell GBP Forward	3		£170,600
Buy AUD / Sell USD Forward	1	A$	23,600	Buy EUR / Sell USD Forward	2		€165,560
Buy USD / Sell AUD Forward	1	A$	23,600	Buy USD / Sell EUR Forward	3		€165,560
				Buy CHF / Sell USD Forward	1	CHF	20,300
				Buy USD / Sell CHF Forward	1	CHF	20,300
				Buy GBP / Sell EUR Forward	1		€8,410

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
		Year Ended December 31,
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized	2022	2021	2020
Designated Hedges	Interest Income(1)	$19,910	$7,296	$4,382
Non-Designated Hedges	Interest Income(1)	(62)	(342)	(522)
Non-Designated Hedges	Interest Expense(2)	100	(6,911)	(4,357)
Total		$19,948	$43	$(497)

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(2)Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
Foreign Exchange Contracts	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Designated Hedges	$501	$23,423	$111,573	$1,383
Non-Designated Hedges	6,848	7,108	8,092	4,507
Total Derivatives	$7,349	$30,531	$119,665	$5,890

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2022	2021	2020		2022	2021	2020
Net Investment Hedges
Foreign exchange contracts(1)	$173,362	$81,603	$(59,609)	Interest Expense	$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	—	(5)	(94)	Interest Expense(2)	(4)	(10)	7
Total	$173,362	$81,598	$(59,703)		$(4)	$(10)	$7

(1)During the year ended December 31, 2022, we received net cash settlements of $330.3 million on our foreign currency forward contracts. During the years ended December 31, 2021, and 2020, we paid net cash settlements of $1.4 million and $43.0 million on our foreign currency contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the year ended December 31, 2022, and 2021, we recorded total interest and related expenses of $710.9 million and $340.2 million, respectively, which included $4,000 and $10,000, respectively, related to our cash flow hedges. During the year ended December 31, 2020, we recorded total interest and related expenses of $347.5 million, which was reduced by $7,000 related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2022, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of December 31, 2022 we had collateral posted of $103.1 million. As of December 31, 2021, we were in a net asset position with both of our derivative counterparties and did not have any collateral posted under these derivative contracts.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of December 31, 2022, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2022 and December 31, 2021.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our issuance of class A common stock during the years ended December 31, 2022, 2021 and 2020 ($ in thousands, except per share data):

	Class A Common Stock Offerings
	2022(1)	2021(2)	2020(3)
Shares issued	2,303,469	20,361,408	10,840,696
Gross / net issue price per share(4)	31.23 / 30.92	31.64 / 31.37	27.79 / 27.52
Net proceeds(5)	$70,651	$638,005	$297,599

(1)Represents shares issued under our at-the-market program.
(2)Issuance includes 296,901 shares issued under our at-the-market program, with a weighted-average gross share issue price of $33.67.
(3)Includes 840,696 shares issued to our Manager in satisfaction of the management and incentive fees accrued in the first quarter of 2020, with a share issue price of $22.93. The per share price was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call.
(4)Represents the gross price per share issued, as well as the net proceeds per share after underwriting or sales discounts and commissions.
(5)Net proceeds represent proceeds received from the underwriters less applicable transaction costs. For the year ended December 31, 2020, includes $19.3 million of net proceeds related to 840,696 shares issued to our Manager in satisfaction of the management and incentives fees accrued in the first quarter of 2020.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2022	2021	2020
Beginning balance	168,543,370	147,086,722	135,263,728
Issuance of class A common stock(2)	2,311,711	20,363,592	10,842,746
Issuance of restricted class A common stock, net(3)(4)	1,204,476	1,036,175	933,623
Issuance of deferred stock units	47,036	56,881	46,625
Ending balance	172,106,593	168,543,370	147,086,722

(1)Includes 410,608, 363,572 and 306,691 deferred stock units held by members of our board of directors as of December 31, 2022, 2021, and 2020, respectively.
(2)Includes 8,242, 2,184, and 2,050 shares issued under our dividend reinvestment program during the years ended December 31, 2022, 2021, and 2020, respectively.
(3)Includes 13,197 restricted shares issued to our board of directors during the year ended December 31, 2022.
(4)Net of 39,655 shares, 29,580 shares, and 879 shares of restricted class A common stock forfeited under our stock-based incentive plans during the years ended December 31, 2022, 2021, and 2020, respectively. See Note 16 for further discussion of our stock-based incentive plans.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2022, 2021, and 2020, we issued 8,242 shares, 2,184 shares, and 2,050 shares, respectively, of class A common stock under the

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
dividend reinvestment component of the plan. As of December 31, 2022, a total of 9,981,548 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of December 31, 2022, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2022, we issued and sold 2,303,469 shares of class A common stock under ATM Agreements, generating net proceeds totaling $70.7 million. During the year ended December 31, 2021, we issued and sold 296,901 shares of class A common stock under ATM Agreements, generating net proceeds totaling $9.9 million. During the year ended December 31, 2020, we did not issue any shares of our class A common stock under ATM Agreements. As of December 31, 2022, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On December 15, 2022, we declared a dividend of $0.62 per share, or $106.5 million in aggregate, that was paid on January 13, 2023 to stockholders of record as of December 30, 2022.
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Dividends declared per share of common stock	$2.48	$2.48	$2.48
Percent taxable as ordinary dividends	100.00%	100.00%	100.00%
Percent taxable as capital gain dividends	—%	—%	—%
	100.00%	100.00%	100.00%
Earnings Per Share
We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any dividends, and therefore have been included in our basic and diluted net income per share calculation. The shares issuable under our Convertible Notes are included in dilutive earnings per share using the if-converted method.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income(1)	$248,642	$419,193	$137,670
Weighted-average shares outstanding, basic and diluted(2)	170,631,410	151,521,941	141,795,977
Per share amount, basic and diluted(2)	$1.46	$2.77	$0.97

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)For the year ended December 31, 2022, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Our Convertible Notes could dilute earnings per share in future periods. For the years ended December 31, 2021 and 2020, prior to the adoption of ASU 2020-06, our convertible notes were not assessed for dilution as we had the intent and ability to settle the convertible notes in cash. Refer to Note 2 and Note 11 for further discussion of ASU 2020-06 and our convertible notes, respectively.

Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of December 31, 2022, total accumulated other comprehensive income was $10.0 million, primarily representing $259.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $249.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2021, total accumulated other comprehensive income was $8.3 million, primarily representing $86.4 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $78.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2022, our Multifamily Joint Venture’s total equity was $169.4 million, of which $144.0 million was owned by us, and $25.4 million was allocated to non-controlling interests. As of December 31, 2021, our Multifamily Joint Venture’s total equity was $203.5 million, of which $173.0 million was owned by us, and $30.5 million was allocated to non-controlling interests.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2022, 2021, and 2020, we incurred $73.0 million, $64.2 million, and $60.4 million, respectively, of management fees payable to our manager. In addition, during the years ended December 31, 2022, 2021, and 2020, we incurred $37.3 million, $24.3 million, and $17.5 million, respectively, of incentive fees payable to our Manager. During the year ended December 31, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020.
As of December 31, 2022 and 2021 we had accrued management and incentive fees payable to our Manager of $33.8 million and $28.4 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2022	2021	2020
Professional services	$10,924	$7,759	$7,324
Operating and other costs	7,855	3,762	4,015
Subtotal(1)	18,779	11,521	11,339
Non-cash compensation expenses
Restricted class A common stock earned	32,724	31,052	34,032
Director stock-based compensation	690	595	500
Subtotal	33,414	31,647	34,532
Total general and administrative expenses	$52,193	$43,168	$45,871

(1)During the years ended December 31, 2022, 2021, and 2020, we recognized an aggregate $1.1 million, $748,000, and $1.1 million, respectively, of expenses related to our Multifamily Joint Venture.
15. INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code for U.S. federal income tax purposes. We generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal income tax not to apply to our earnings. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws.
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2022 and 2021, we were in compliance with all REIT requirements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2022, 2021 and 2020, we recorded a current income tax provision of $3.0 million, $423,000, and $323,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2022 or December 31, 2021.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2022, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of December 31, 2022, tax years 2019 through 2022 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2022, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2022, there were 9,210,865 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding DSUs under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2020	1,627,890	$33.14
Granted	1,065,755	29.93
Vested	(957,944)	33.08
Forfeited	(29,580)	31.52
Balance as of December 31, 2021	1,706,121	$31.19
Granted	1,244,131	26.92
Vested	(1,026,813)	32.06
Forfeited	(39,655)	30.76
Balance as of December 31, 2022	1,883,784	$27.90
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,883,784 shares of restricted class A common stock outstanding as of December 31, 2022 will vest as follows: 948,494 shares will vest in 2023; 667,525 shares will vest in 2024; and 267,765 will vest in 2025. As of December 31, 2022, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $50.7 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$7,349	$—	$7,349	$—	$30,531	$—	$30,531
Liabilities
Derivatives	$—	$119,665	$—	$119,665	$—	$5,890	$—	$5,890
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2022			December 31, 2021
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$291,340	$291,340	$291,340	$551,154	$551,154	$551,154
Loans receivable, net	24,691,743	25,160,343	24,445,042	21,878,338	22,156,437	22,013,762
Debt securities held-to-maturity, net(1)	—	—	—	78,013	79,200	77,229
Financial liabilities
Secured debt, net	13,528,164	13,549,748	13,121,306	12,280,042	12,299,580	12,299,580
Securitized debt obligations, net	2,664,010	2,673,541	2,597,377	2,838,062	2,855,625	2,850,399
Asset-specific debt, net	942,503	950,278	934,815	393,824	400,699	400,699
Loan participations sold, net	224,232	224,744	217,717	—	—	—
Secured term loans, net	2,114,549	2,157,218	2,103,943	1,327,406	1,349,271	1,335,844
Senior secured notes, net	395,166	400,000	343,665	394,010	400,000	399,012
Convertible notes, net	514,257	520,000	478,232	619,876	622,500	630,821

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
to direct the activities that most significantly affect the CLOs, and (ii) have the right to receive benefits and obligation to absorb losses of the CLOs through the subordinate interests we own.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31, 2022	December 31, 2021
Assets
Loans receivable	$3,317,316	$3,486,750
Current expected credit loss reserve	(93,396)	(4,502)
Loans receivable, net	3,223,920	3,482,248
Other assets	15,995	20,746
Total assets	$3,239,915	$3,502,994
Liabilities
Securitized debt obligations, net	$2,664,010	$2,838,062
Other liabilities	7,234	1,800
Total liabilities	$2,671,244	$2,839,862
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
Non-Consolidated Variable Interest Entities
During the year ended December 31, 2022, the 2018 Single Asset Securitization was liquidated upon full repayment of its collateral and all senior securities outstanding. In the third quarter of 2018, we contributed a $517.5 million loan to the $1.0 billion 2018 Single Asset Securitization, which is a VIE, and invested in the related $99.0 million subordinate position. We were not the primary beneficiary of the VIE because we did not have the power to direct the activities that most significantly affected the VIE’s economic performance and, therefore, did not consolidate the 2018 Single Asset Securitization on our balance sheet. We classified the subordinate position we owned as a held-to-maturity debt security that was included in other assets on our consolidated balance sheets.
We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated and non-consolidated VIEs.
19. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2023, and will be automatically renewed for a one year term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2022 and 2021, our consolidated balance sheets included $33.8 million and $28.4 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2022, 2021, and 2020, we paid aggregate management and incentive fees of $104.8 million, $79.3 million, and $78.9 million, respectively, to our Manager. During the year ended December 31, 2020, we issued 840,696 shares of class A common stock to our Manager in satisfaction of our aggregate $19.3 million of management and incentive fees accrued in the first quarter of 2020. The per share price with respect to such issuance was calculated based on the volume-weighted average price on the NYSE of our class A common stock over the five trading days following our April 29, 2020 first quarter 2020 earnings conference call. In addition, during the years ended December 31, 2022, 2021, and 2020, we incurred expenses of $896,000, $601,000, and $1.0 million, respectively, that were paid by our Manager and will be reimbursed by us.
As of December 31, 2022, our Manager held 1,178,855 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $32.3 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2022, 2021, and 2020, we recorded non-cash expenses related to shares held by our Manager

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
of $16.6 million, $15.3 million, and $17.0 million, respectively. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the years ended December 31, 2022, 2021 or 2020.
During the years ended December 31, 2021 and 2020, we originated three loans and two loans, respectively, whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions. There were no similar transactions during the year ended December 31, 2022.
During the years ended December 31, 2022, 2021, and 2020, we incurred $524,000, $385,000, and $487,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager.
Affiliates of our Manager own interests in the controlling entity of BTIG, LLC. We engaged BTIG, LLC as a sales agent to sell shares of our class A common stock under our ATM Agreements. During the year ended December 31, 2022, BTIG, LLC received aggregate fees of $191,000 in such capacity. The fees paid were on terms equivalent to those of other sales agents engaged to sell shares under our ATM Agreements.
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
In the second and fourth quarters of 2022, a Blackstone-advised investment vehicle acquired an aggregate $33.0 million participation, or 4%, of the initial aggregate B-4 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $825,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.

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
In the second quarter of 2021 and 2020, certain Blackstone-advised investment vehicles acquired an aggregate $20.0 million participation, or 15%, of the initial aggregate B-3 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $350,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
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
20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of December 31, 2022, we had aggregate unfunded commitments of $3.8 billion across 121 loans receivable, and $2.4 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.4 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.0 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2022 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2023	397,365	—	21,997	—	220,000	639,362
2024	3,263,819	—	21,997	—	—	3,285,816
2025	1,170,360	816,434	21,997	—	—	2,008,791
2026	4,783,810	—	1,302,574	—	—	6,086,384
2027	3,155,937	31,900	8,258	400,000	300,000	3,896,095
Thereafter	778,457	101,944	780,395	—	—	1,660,796
Total obligation	$13,549,748	$950,278	$2,157,218	$400,000	$520,000	$17,577,244

(1)Our secured debt and asset-specific debt agreements are generally term-matched to their underlying collateral. Therefore, the allocation of payments under such agreements is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective debt agreement is used.
(2)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 9 for further details on our term loans.
(3)Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 11 for further details on our Convertible Notes.
(4)Total does not include $2.7 billion of consolidated securitized debt obligations, $1.6 billion of non-consolidated senior interests, and $224.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of December 31, 2022, of the nine members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we were not involved in any material legal proceedings.

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2022
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Face Amount of Loans	Carrying Amount of Loans(6)(7)
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Mixed-Use / Ireland	+ 3.06%	2024	I/O	$—	$1,033,286	$1,028,715
Borrower B	Office / New York	+ 4.49%	2025	I/O	—	905,355	898,541
Borrower C	Hospitality / Australia	+ 4.75%	2029	I/O		901,360	893,114
Senior loans less than 3% of the carrying amount of total loans
Senior Mortgage Loans	Office / Diversified	+ 2.00% – 5.00%	2023 – 2028	I/O & P/I	—	6,924,092	6,893,477
Senior Mortgage Loans	Multifamily / Diversified	+ 1.60% – 5.45% Fixed 1.50%	2024 – 2028	I/O & P/I	—	6,260,294	6,221,889
Senior Mortgage Loans	Hospitality / Diversified	+ 2.20% – 4.75%	2023 – 2027	I/O & P/I	—	3,958,016	3,938,183
Senior Mortgage Loans	Industrial / Diversified	+ 2.60% – 4.60%	2024 – 2027	I/O & P/I	—	1,587,788	1,573,804
Senior Mortgage Loans	Mixed-Use / Diversified	+ 2.65% – 4.60%	2023 – 2029	I/O	—	1,811,126	1,801,511
Senior Mortgage Loans	Retail / Diversified	+ 2.25% – 3.18%	2023 – 2027	I/O & P/I	—	725,563	721,805
Senior Mortgage Loans	Other / Diversified	+ 3.25% – 4.70%	2024 – 2026	I/O	—	660,473	657,894
					—	21,927,352	21,808,563
Total senior mortgage loans					$—	$24,767,353	$24,628,933
continued…
S-1

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2022
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Face Amount of Loans	Carrying Amount of Loans(6)(7)
Subordinate Loans(8)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	+ 2.65% – 4.50%	2025 – 2028	I/O	$1,649,939	$392,990	$388,947
Total subordinate loans					$1,649,939	$392,990	$388,947
Total loans					$1,649,939	$25,160,343	$25,017,880
CECL reserve(9)							(326,137)
Total loans, net							$24,691,743

(1)Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which include USD LIBOR, SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan.
(3)Maximum maturity date assumes all extension options are exercised.
(4)I/O = interest only, P/I = principal and interest.
(5)Represents only third party liens.
(6)As of December 31, 2022, there were no loans with delinquent principal or interest.
(7)The tax basis of the loans included above is $23.6 billion as of December 31, 2022.
(8)Includes subordinate interests in mortgages and mezzanine loans.
(9)As of December 31, 2022, we had a total CECL reserve of $326.1 million on our loans receivable, of which $189.8 million is specifically related to five of our loans receivable with an aggregate outstanding principal balance of $930.0 million as of December 31, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions, including inflationary pressures and market volatility. Refer to Note 3 for additional information on our CECL reserve.

S-2

Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2022
(in thousands)
1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended:

	2022	2021	2020
Balance at January 1,	$22,003,017	$16,572,715	$16,164,801
Additions during period:
Loan fundings	6,810,218	12,550,463	1,896,276
Amortization of fees and other items	80,632	68,267	56,279
Deductions during period:
Loan repayments and sales proceeds	(3,168,155)	(6,733,105)	(1,862,955)
Principal charge-offs	—	(14,427)	—
Unrealized (loss) gain on foreign currency translation	(632,902)	(297,894)	340,260
Deferred fees and other items	(74,930)	(143,002)	(21,946)
Balance at December 31,	$25,017,880	$22,003,017	$16,572,715
CECL reserve	(326,137)	(124,679)	(173,549)
Net balance at December 31,	$24,691,743	$21,878,338	$16,399,166
S-3