Form 10-Q
period 2023-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2023-04-26
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of April 19, 2023 was 172,286,354.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$515,808	$291,340
Loans receivable	24,896,364	25,017,880
Current expected credit loss reserve	(336,591)	(326,137)
Loans receivable, net	24,559,773	24,691,743
Other assets	310,086	370,902
Total Assets	$25,385,667	$25,353,985
Liabilities and Equity
Secured debt, net	$14,029,486	$13,528,164
Securitized debt obligations, net	2,664,208	2,664,010
Asset-specific debt, net	817,444	942,503
Loan participations sold, net	229,003	224,232
Term loans, net	2,111,232	2,114,549
Senior secured notes, net	395,461	395,166
Convertible notes, net	294,888	514,257
Other liabilities	283,246	426,904
Total Liabilities	20,824,968	20,809,785
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 172,284,118 and 171,695,985 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,723	1,717
Additional paid-in capital	5,483,740	5,475,804
Accumulated other comprehensive income	7,828	10,022
Accumulated deficit	(958,064)	(968,749)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,535,227	4,518,794
Non-controlling interests	25,472	25,406
Total Equity	4,560,699	4,544,200
Total Liabilities and Equity	$25,385,667	$25,353,985

Note: The consolidated balance sheets as of March 31, 2023 and December 31, 2022 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both March 31, 2023 and December 31, 2022, assets of the consolidated VIEs totaled $3.2 billion, and liabilities of the consolidated VIEs totaled $2.7 billion. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Income from loans and other investments
Interest and related income	$491,384	$234,432
Less: Interest and related expenses	317,197	100,714
Income from loans and other investments, net	174,187	133,718
Other expenses
Management and incentive fees	31,050	23,486
General and administrative expenses	12,865	12,360
Total other expenses	43,915	35,846
(Increase) decrease in current expected credit loss reserve	(9,823)	2,537
Income before income taxes	120,449	100,409
Income tax provision	1,893	146
Net income	118,556	100,263
Net income attributable to non-controlling interests	(799)	(576)
Net income attributable to Blackstone Mortgage Trust, Inc.	$117,757	$99,687
Net income per share of common stock
Basic	$0.68	$0.59
Diluted	$0.67	$0.58
Weighted-average shares of common stock outstanding
Basic	172,598,349	169,254,059
Diluted	180,869,409	175,602,905
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$118,556	$100,263
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	21,858	(45,222)
Realized and unrealized (loss) gain on derivative financial instruments	(24,052)	45,514
Other comprehensive (loss) income	(2,194)	292
Comprehensive income	116,362	100,555
Comprehensive income attributable to non-controlling interests	(799)	(576)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$115,563	$99,979
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity
(in thousands) (Unaudited)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06, See Note 2	—	(2,431)		1,954	(477)	—	(477)
Shares of class A common stock issued, net	16	52,138	—	—	52,154	—	52,154
Restricted class A common stock earned	5	8,472	—	—	8,477	—	8,477
Dividends reinvested	—	246	—	—	246	—	246
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	99,687	99,687	576	100,263
Other comprehensive income	—	—	292	—	292	—	292
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,801)	(105,801)	—	(105,801)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(9,241)	(9,241)
Balance at March 31, 2022	$1,703	$5,431,627	$8,600	$(798,992)	$4,642,938	$26,899	$4,669,837
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	6	7,486	—	—	7,492	—	7,492
Dividends reinvested	—	287	—	—	287	—	287
Deferred directors’ compensation	—	163	—	—	163	—	163
Net income	—	—	—	117,757	117,757	799	118,556
Other comprehensive income	—	—	(2,194)	—	(2,194)	—	(2,194)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,072)	(107,072)	—	(107,072)
Distributions to non-controlling interests	—	—	—	—	—	(733)	(733)
Balance at March 31, 2023	$1,723	$5,483,740	$7,828	$(958,064)	$4,535,227	$25,472	$4,560,699

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$118,556	$100,263
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	7,655	8,650
Amortization of deferred fees on loans and debt securities	(21,755)	(18,573)
Amortization of deferred financing costs and premiums/discounts on debt obligations	14,811	10,530
Increase (decrease) in current expected credit loss reserve	9,823	(2,537)
Unrealized gain on assets denominated in foreign currencies, net	—	(21)
Unrealized loss on derivative financial instruments, net	541	684
Realized gain on derivative financial instruments, net	(8,948)	(2,437)
Changes in assets and liabilities, net
Other assets	10,422	(10,319)
Other liabilities	(20,932)	3,858
Net cash provided by operating activities	110,173	90,098
Cash flows from investing activities
Principal fundings of loans receivable	(369,812)	(2,924,418)
Principal collections and sales proceeds from loans receivable and debt securities	562,072	1,179,632
Origination and exit fees received on loans receivable	2,850	29,775
Receipts under derivative financial instruments	5,370	28,981
Payments under derivative financial instruments	(136,689)	(2,720)
Collateral deposited under derivative agreements	(79,970)	—
Return of collateral deposited under derivative agreements	172,710	—
Net cash provided by (used in) investing activities	156,531	(1,688,750)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from financing activities
Borrowings under secured debt	$947,245	$2,093,695
Repayments under secured debt	(521,407)	(1,205,929)
Repayment of securitized debt obligations	(1,807)	—
Borrowings under asset-specific debt	78,496	147,726
Repayments under asset-specific debt	(206,300)	(78,659)
Proceeds from sale of loan participations	—	245,278
Repayments of term loans	(5,499)	(3,435)
Net proceeds from issuance of convertible notes	—	294,000
Repayment of convertible notes	(220,000)	(64,650)
Payment of deferred financing costs	(7,265)	(11,616)
Contributions from non-controlling interests	—	5,040
Distributions to non-controlling interests	(733)	(9,241)
Net proceeds from issuance of class A common stock	—	52,155
Dividends paid on class A common stock	(106,455)	(104,271)
Net cash (used in) provided by financing activities	(43,725)	1,360,093
Net increase (decrease) in cash and cash equivalents	222,979	(238,559)
Cash and cash equivalents at beginning of period	291,340	551,154
Effects of currency translation on cash and cash equivalents	1,489	(3,170)
Cash and cash equivalents at end of period	$515,808	$309,425
Supplemental disclosure of cash flows information
Payments of interest	$(318,185)	$(81,984)
Payments of income taxes	$(900)	$(161)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(106,816)	$(105,576)
Loan principal payments held by servicer, net	$19,756	$4,635
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission, or the SEC.
Basis of Presentation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made in the presentation of the prior period statements of changes in equity related to restricted class A common stock and in the loans receivable disclosures related to risk ratings, property type, and geography in Note 3 to conform to the current period presentation.
Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have an interest with the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2023 and December 31, 2022, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $446.7 million and $459.6 million as of March 31, 2023 and December 31, 2022, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
Loans Receivable
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost.
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Changes to the CECL reserve are recognized through net income on our consolidated statements of operations. While ASU 2016-13 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASU 2016-13 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
Additionally, the expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. The CECL reserve for unfunded loan commitments is adjusted quarterly, as we consider the expected timing of future funding obligations over the estimated life of the loan. The considerations in

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
estimating our CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loans receivable.
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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2023.
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
Convertible Notes
Convertible note proceeds, unless issued with a substantial premium or an embedded conversion feature, are classified as debt. Additionally, shares issuable under our convertible notes are included in diluted earnings per share in our consolidated financial statements, if the effect is dilutive, using the if-converted method, regardless of settlement intent. Where applicable, any issue discount or transaction expenses are deferred and amortized through the maturity date of the convertible notes as additional non-cash interest expense.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
As of March 31, 2023, we had an aggregate $197.3 million asset-specific CECL reserve related to six of our loans receivable with an aggregate outstanding principal balance of $998.1 million, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of March 31, 2023. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of these loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.25% to 7.50%, and the unlevered discount rate, which ranged from 7.50% to 9.75%.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Recent Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” or ASU 2020-04. ASU 2020-04 provides optional expedients and exceptions to GAAP requirements for modifications on debt instruments, leases, derivatives, and other contracts, related to the market transition from LIBOR, and certain other floating rate benchmark indices, or collectively, IBORs, to alternative reference rates. ASU 2020-04 generally considers contract modifications related to reference rate reform to be an event that does not require contract remeasurement at the modification date nor a reassessment of a previous accounting determination. In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848): Scope,” or ASU 2021-01. ASU 2021-01 clarifies that the practical expedients in ASU 2020-04 apply to derivatives impacted by changes in the interest rate used for margining, discounting, or contract price alignment. In December 2022, the FASB issued ASU 2022-06 "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848", or ASU 2022-06. ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 31, 2024. The guidance in ASU 2020-04 is optional and may be elected over time, through December 31, 2024, as reference rate reform activities occur. Once ASU 2020-04 is elected, the guidance must be applied prospectively for all eligible contract modifications. In the first quarter of 2020, we have elected to apply the hedge accounting expedients, related to probability and the assessments of effectiveness, for future IBOR-indexed cash flows, to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with our past presentation. We plan to apply the contract modification expedients for our applicable loan and debt modifications that relate to the market transition from IBORs. Therefore, our loan and debt modifications that are in accordance with ASU 2020-04 do not require a remeasurement at the modification date nor a reassessment of a previous accounting determination. The application of the ASU 2020-04 expedients have not had a material impact on our consolidated financial statements.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, have been the subject of national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of most non-USD LIBOR settings. IBA also

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate, or SOFR, based replacement rate identified by the Board of Governors of the Federal Reserve System, or Federal Reserve. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In December 2022, the Federal Reserve adopted a final rule to implement the LIBOR Act.
The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, or ARRC, a steering committee composed of large U.S. financial institutions, identified SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. According to the ARRC, data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR, and SOFR is currently predominant across cash and derivatives markets. As of March 31, 2023, one-month term SOFR is utilized as the floating benchmark rate on 118 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under 14 of our credit facilities, and our B-4 Term Loan. As of March 31, 2023, one-month term SOFR was 4.80% and one-month USD LIBOR was 4.86%. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of March 31, 2023, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of March 31, 2023, 80% of our aggregate loan principal balance has either transitioned to the applicable replacement benchmark rate, or its existing benchmark rate is not expected to be replaced, and we expect to transition the remaining 20% in 2023.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2023	December 31, 2022
Number of loans	199	203
Principal balance	$25,020,489	$25,160,343
Net book value	$24,559,773	$24,691,743
Unfunded loan commitments(1)	$3,382,489	$3,806,153
Weighted-average cash coupon(2)	+ 3.46%	+ 3.44%
Weighted-average all-in yield(2)	+ 3.85%	+ 3.84%
Weighted-average maximum maturity (years)(3)	2.9	3.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of March 31, 2023 and December 31, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2023, 36% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 64% were open to repayment by the borrower without penalty. As of December 31, 2022, 50% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 50% were open to repayment by the borrower without penalty.

The following table details the index rate floors for our loans receivable portfolio as of March 31, 2023 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$39,588	$—	$39,588
0.00% or no floor	4,592,757	7,031,512	11,624,269
0.01% to 1.00% floor	8,987,071	868,032	9,855,103
1.01% to 1.50% floor	2,044,620	156,283	2,200,903
1.51% to 2.00% floor	499,515	313,008	812,523
2.01% or more floor	438,532	49,571	488,103
Total(2)	$16,602,083	$8,418,406	$25,020,489

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)As of March 31, 2023, the weighted-average index rate floor of our loan portfolio was 0.34%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.61%.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2022	$25,160,343	$(142,463)	$25,017,880
Loan fundings	369,812	—	369,812
Loan repayments and sales	(592,361)	—	(592,361)
Unrealized gain (loss) on foreign currency translation	82,695	(567)	82,128
Deferred fees and other items	—	(2,850)	(2,850)
Amortization of fees and other items	—	21,755	21,755
Loans Receivable, as of March 31, 2023	$25,020,489	$(124,125)	$24,896,364
CECL reserve			(336,591)
Loans Receivable, net, as of March 31, 2023			$24,559,773

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2023
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	58	$9,044,537	$9,993,785	$8,160,735	34%
Multifamily	80	6,309,898	6,437,276	6,276,458	27
Hospitality	29	4,781,063	4,807,007	4,462,406	19
Industrial	12	2,182,281	2,277,667	2,190,900	9
Retail	8	958,158	1,003,736	948,243	4
Life Sciences / Studio	4	373,001	620,980	374,199	2
Other	8	1,247,426	1,602,218	1,218,616	5
Total loans receivable	199	$24,896,364	$26,742,669	$23,631,557	100%
CECL reserve		(336,591)
Loans receivable, net		$24,559,773

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	75	$6,292,774	$6,570,466	$6,184,786	26%
Northeast	35	5,437,995	5,760,805	4,588,703	20
West	32	3,483,559	4,566,903	3,451,543	15
Midwest	10	987,885	1,091,506	983,430	4
Northwest	6	330,761	334,584	332,632	1
Subtotal	158	16,532,974	18,324,264	15,541,094	66
International
United Kingdom	23	3,506,565	3,535,306	3,261,329	14
Australia	5	1,388,484	1,399,171	1,392,851	6
Ireland	3	1,205,717	1,212,182	1,210,638	5
Spain	3	1,129,574	1,133,120	1,095,200	5
Sweden	1	474,690	477,768	477,465	2
Canada	1	49,571	49,571	49,535	—
Other Europe	5	608,789	611,287	603,445	2
Subtotal	41	8,363,390	8,418,405	8,090,463	34
Total loans receivable	199	$24,896,364	$26,742,669	$23,631,557	100%
CECL reserve		(336,591)
Loans receivable, net		$24,559,773

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.7 billion of such non-consolidated senior interests as of March 31, 2023.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2023, which is our total loan exposure net of (i) $1.7 billion of non-consolidated senior interests, (ii) $822.9 million of asset-specific debt, (iii) $229.5 million of loan participations sold, and (iv) our aggregate CECL reserve of $336.6 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

December 31, 2022
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	60	$9,082,946	$10,023,495	$8,099,334	34%
Multifamily	80	6,214,123	6,330,153	6,189,298	26
Hospitality	30	4,879,314	4,908,583	4,552,404	19
Industrial	12	2,140,636	2,236,716	2,150,501	9
Retail	9	1,098,315	1,141,932	1,090,238	5
Life Sciences/Studio	4	358,676	570,089	359,830	2
Other	8	1,243,870	1,599,313	1,217,578	5
Total loans receivable	203	$25,017,880	$26,810,281	$23,659,183	100%
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	75	$6,538,034	$6,802,928	$6,244,886	27%
Northeast	36	5,339,874	5,666,968	4,570,180	19
West	33	3,515,517	4,547,946	3,486,343	15
Midwest	10	987,718	1,091,882	984,151	4
Northwest	6	317,863	321,937	320,156	1
Subtotal	160	16,699,006	18,431,661	15,605,716	66
International
United Kingdom	23	3,362,629	3,393,126	3,123,925	13
Australia	5	1,405,601	1,417,318	1,408,565	6
Spain	4	1,237,446	1,241,808	1,204,218	5
Ireland	3	1,192,220	1,199,406	1,197,892	5
Sweden	1	473,374	476,673	476,367	2
Canada	1	49,409	49,432	49,398	—
Other Europe	6	598,195	600,857	593,102	3
Subtotal	43	8,318,874	8,378,620	8,053,467	34
Total loans receivable	203	$25,017,880	$26,810,281	$23,659,183	100%
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.6 billion of such non-consolidated senior interests as of December 31, 2022.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2022, which is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of loan participations sold, and and (iv) our aggregate CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value, total loan exposure, and net loan exposure of our loans receivable based on our internal risk ratings ($ in thousands):

	March 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	17	$1,158,445	$1,182,278	$1,128,313
2	40	6,462,458	7,689,868	5,808,391
3	123	13,105,735	13,695,326	12,775,551
4	13	3,172,029	3,177,140	3,118,503
5	6	997,697	998,057	800,799
Total loans receivable	199	$24,896,364	$26,742,669	$23,631,557
CECL reserve		(336,591)
Loans receivable, net		$24,559,773

	December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	17	$1,403,185	$1,428,232	$1,170,725
2	36	5,880,424	6,562,852	5,292,933
3	134	14,128,133	15,209,018	13,826,730
4	11	2,677,027	2,680,145	2,628,539
5	5	929,111	930,034	740,256
Total loans receivable	203	$25,017,880	$26,810,281	$23,659,183
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.7 billion and $1.6 billion of such non-consolidated senior interests as of March 31, 2023 and December 31, 2022, respectively.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2023, which is our total loan exposure net of (i) $1.7 billion of non-consolidated senior interests, (ii) $822.9 million of asset-specific debt, (iii) $229.5 million of loan participations sold, and (iv) our aggregate CECL reserve of $336.6 million. Our net loan exposure as of December 31, 2022 is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of loan participations sold, and and (iv) our aggregate CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 2.9 as of both March 31, 2023 and December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the year ended March 31, 2023 and 2022 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase (decrease) in CECL reserve	5,314	(2,823)	483	7,480	10,454
CECL reserve as of March 31, 2023	$73,194	$19,696	$46,443	$197,258	$336,591

CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Decrease in CECL reserve	(644)	(54)	(1,760)	—	(2,458)
CECL reserve as of March 31, 2022	$26,241	$10,209	$30,897	$54,874	$122,221

(1) Includes Canadian loans, which have similar risk characteristics as U.S. loans.
During the three months ended March 31, 2023, we recorded an increase of $10.5 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $336.6 million as of March 31, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
During the three months ended March 31, 2023, we recorded an aggregate net increase of $7.5 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by one additional loan that was impaired during the three months ended March 31, 2023. As of March 31, 2023, the income accrual was suspended on this loan as recovery of income and principal was doubtful. During the three months ended March 31, 2023, we recorded $1.8 million of interest income on this loan.
As of March 31, 2023, we had an aggregate $197.3 million asset-specific CECL reserve related to six of our loans receivable, with an aggregate net book value of $997.7 million. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2023. No income was recorded during the three months ended March 31, 2023 on our loans that were deemed impaired as of December 31, 2022. As of March 31, 2023, all borrowers were current with all contractual terms of each respective loan, including payments of interest. During the three months ended March 31, 2023, we received an aggregate $18.3 million of cash proceeds from such loans that were applied as a reduction to the principal balance of each respective loan. Refer to Note 2 for further discussion of our revenue recognition policy and CECL reserve.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of March 31, 2023 and December 31, 2022, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of March 31, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
U.S. loans(2)
1	$—	$149,285	$489,225	$33,251	$27,597	$416,370	$1,115,728
2	—	117,387	1,793,599	32,182	298,464	1,258,162	3,499,794
3	—	2,095,644	5,199,940	586,456	697,216	508,615	9,087,871
4	—	—	528,048	140,000	—	1,213,404	1,881,452
5	—	—	—	—	—	—	—
Total U.S. loans	$—	$2,362,316	$8,010,812	$791,889	$1,023,277	$3,396,551	$15,584,845
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	834,709	998,823	96,159	1,032,973	—	2,962,664
3	—	801,886	1,147,901	—	922,535	88,680	2,961,002
4	—	—	—	—	349,991	—	349,991
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$1,636,595	$2,146,724	$96,159	$2,305,499	$88,680	$6,273,657
Unique loans
1	$—	$42,717	$—	$—	$—	$—	$42,717
2	—	—	—	—	—	—	—
3	—	876,721	—	—	—	180,141	1,056,862
4	—	—	—	—	295,462	645,124	940,586
5	—	—	—	—	—	—	—
Total unique loans	$—	$919,438	$—	$—	$295,462	$825,265	$2,040,165
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	205,595	—	—	792,102	997,697
Total impaired loans	$—	$—	$205,595	$—	$—	$792,102	$997,697
Total loans receivable
1	$—	$192,002	$489,225	$33,251	$27,597	$416,370	$1,158,445
2	—	952,096	2,792,422	128,341	1,331,437	1,258,162	6,462,458
3	—	3,774,251	6,347,841	586,456	1,619,751	777,436	13,105,735
4	—	—	528,048	140,000	645,453	1,858,528	3,172,029
5	—	—	205,595	—	—	792,102	997,697
Total loans receivable	$—	$4,918,349	$10,363,131	$888,048	$3,624,238	$5,102,598	$24,896,364
CECL reserve							(336,591)
Loans receivable, net							$24,559,773

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Includes Canadian loans, which have similar risk characteristics as U.S. loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2022
Risk Rating	2022	2021	2020	2019	2018	Prior	Total
U.S. loans(2)
1	$145,152	$563,426	$5,075	$231,894	$415,471	$—	$1,361,018
2	117,314	1,742,289	362,062	156,478	1,178,721	—	3,556,864
3	2,035,111	5,776,346	411,880	735,772	472,134	80,323	9,511,566
4	—	—	0	96,542	1,160,627	132,687	1,389,856
5	—	—	—	—	—	—	—
Total U.S. loans	$2,297,577	$8,082,061	$779,017	$1,220,686	$3,226,953	$213,010	$15,819,304
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	590,580	609,270	94,995	1,028,715	—	—	2,323,560
3	977,767	1,586,266	0	896,392	86,706	—	3,547,131
4	—	—	—	344,089	—	—	344,089
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$1,568,347	$2,195,536	$94,995	$2,269,196	$86,706	$—	$6,214,780
Unique loans
1	$42,167	$—	$—	$—	$—	$—	$42,167
2	—	—	—	—	—	—	—
3	893,114	—	—	—	176,322	—	1,069,436
4	—	—	—	289,141	653,941	—	943,082
5	—	—	—	—	—	—	—
Total unique loans	$935,281	$—	$—	$289,141	$830,263	$—	$2,054,685
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	208,894	—	—	284,809	435,408	929,111
Total impaired loans	$—	$208,894	$—	$—	$284,809	$435,408	$929,111
Total loans receivable
1	$187,319	$563,426	$5,075	$231,894	$415,471	$—	$1,403,185
2	707,894	2,351,559	457,057	1,185,193	1,178,721	—	5,880,424
3	3,905,992	7,362,612	411,880	1,632,164	735,162	80,323	14,128,133
4	—	—	—	729,772	1,814,568	132,687	2,677,027
5	—	208,894	—	—	284,809	435,408	929,111
Total loans receivable	$4,801,205	$10,486,491	$874,012	$3,779,023	$4,428,731	$648,418	$25,017,880
CECL reserve							(326,137)
Loans receivable, net							$24,691,743

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Includes Canadian loans, which have similar risk characteristics as U.S. loans.

Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2023 and December 31, 2022, our Multifamily Joint Venture held $797.7 million and $795.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2023	December 31, 2022
Accrued interest receivable	$181,951	$189,569
Loan portfolio payments held by servicer(1)	98,778	68,489
Derivative assets	16,907	7,349
Collateral deposited under derivative agreements	10,370	103,110
Prepaid expenses	1,063	1,067
Accounts receivable and other assets	1,017	1,318
Total	$310,086	$370,902

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2023	December 31, 2022
Accrued dividends payable	$106,816	$106,455
Accrued interest payable	63,991	80,263
Secured debt repayments pending servicer remittance(1)	43,502	60,585
Accrued management and incentive fees payable	31,050	33,830
Current expected credit loss reserve for unfunded loan commitments(2)	15,749	16,380
Derivative liabilities	13,550	119,665
Accounts payable and other liabilities	8,588	9,726
Total	$283,246	$426,904

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of March 31, 2023, we had unfunded commitments of $3.4 billion related to 112 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three months ended March 31, 2023 and 2022 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserve as of December 31, 2022	$11,748	$4,632	$—	$—	$16,380
Decrease in CECL reserve	(148)	(483)	—	—	(631)
CECL reserve as of March 31, 2023	$11,600	$4,149	$—	$—	$15,749

CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase (decrease) in CECL reserve	209	(218)	—	—	(9)
CECL reserve as of March 31, 2022	$4,281	$1,973	$—	$—	$6,254

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the three months ended March 31, 2023, we obtained approval for $73.9 million of new borrowings against $92.4 million of collateral assets. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2023	December 31, 2022
Secured credit facilities	$14,051,435	$13,549,748
Acquisition facility	—	—
Total secured debt	$14,051,435	$13,549,748
Deferred financing costs(1)	(21,949)	(21,584)
Net book value of secured debt	$14,029,486	$13,528,164

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities

Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are uniformly structured to provide currency, index, and term-matched financing without capital markets based mark-to-market provisions. Our credit facilities are diversified across 15 counterparties, primarily consisting of top global financial institutions to minimize our counterparty risk exposure.
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2023 ($ in thousands):

March 31, 2023
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$7,924,192	February 2026	132	$11,686,034	March 2026	35%	25% - 100%
GBP	7	2,413,082	March 2026	22	3,213,057	May 2026	27%	25% - 50%
EUR	7	2,059,273	August 2025	11	2,783,712	August 2025	42%	25% - 100%
Others(5)	4	1,654,888	June 2027	8	2,091,735	June 2027	25%	25%
Total	15	$14,051,435	March 2026	173	$19,774,538	April 2026	33%	25% - 100%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of March 31, 2023 and December 31, 2022 ($ in thousands):

	Three Months Ended March 31, 2023	March 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$7,134,303	+1.55%	$9,688,226	+3.27%	+1.72%
+ 1.51% to + 1.75%	—	2,617,621	+1.86%	3,795,012	+3.65%	+1.79%
+ 1.76% to + 2.00%	—	1,867,336	+2.16%	2,967,903	+4.05%	+1.89%
+ 2.01% or more	69,524	2,432,175	+2.62%	3,323,397	+4.78%	+2.16%
Total	$69,524	$14,051,435	+1.88%	$19,774,538	+3.71%	+1.83%

	Year Ended December 31, 2022	December 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,508	$7,433,204	+1.53%	$10,465,647	+3.24%	+1.71%
+ 1.51% to + 1.75%	368,265	2,246,223	+1.88%	3,538,815	+3.73%	+1.85%
+ 1.76% to + 2.00%	405,723	1,514,541	+2.16%	2,483,240	+4.14%	+1.98%
+ 2.01% or more	1,246,650	2,355,780	+2.63%	3,207,088	+4.78%	+2.15%
Total	$3,350,146	$13,549,748	+1.85%	$19,694,790	+3.70%	+1.85%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of March 31, 2023 and December 31, 2022, respectively, for new financings during the three months ended March 31, 2023 and year ended December 31, 2022, respectively, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost recovery method.
(4)Represents the weighted-average all-in cost as of March 31, 2023 and December 31, 2022, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of March 31, 2023, there was an aggregate $1.0 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024.
During the three months ended March 31, 2023, we had no borrowings under the acquisition facility and we recorded interest expense of $299,000, including $81,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2022, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $333,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to March 31, 2023; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2023 and December 31, 2022, we were in compliance with these covenants.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
6. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 18 for further discussion of our CLOs. The following tables detail our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	March 31, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$800,192	+ 1.57%	May 2038
Underlying Collateral Assets	29	1,000,000	1,000,000	+ 3.51%	June 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	807,428	+ 2.15%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.24%	November 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,059,234	1,056,588	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,316,109	1,316,109	+ 3.41%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,671,734	$2,664,208	+1.74%
Underlying Collateral Assets	62	$3,316,109	$3,316,109	+ 3.39%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and USD LIBOR, as applicable to each securitized debt obligation. As of March 31, 2023, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR. As of March 31, 2023, one-month SOFR was 4.80% and one-month USD LIBOR was 4.86%. Excludes loans accounted for under the cost recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three months ended March 31, 2023, we recorded $39.8 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	December 31, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$799,626	+ 1.57%	May 2038
Underlying Collateral Assets	30	1,000,000	1,000,000	+ 3.47%	May 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	806,757	+ 2.14%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.25%	November 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,061,041	1,057,627	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,317,916	1,317,916	+ 3.42%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,673,541	$2,664,010	+1.73%
Underlying Collateral Assets	63	$3,317,916	$3,317,916	+3.38%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and USD LIBOR, as applicable to each securitized debt obligation. As of December 31, 2022, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR. As of December 31, 2022, one-month SOFR was 4.36% and one-month USD LIBOR was 4.39%. Excludes loans accounted for under the cost recovery method.
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
7. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	March 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	3	$822,873	$817,444	+ 3.66%	February 2026
Collateral assets	3	$981,538	$971,397	+ 4.85%	February 2026

	December 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	4	$950,278	$942,503	+ 3.29%	January 2026
Collateral assets	4	$1,094,450	$1,081,035	+ 4.73%	January 2026

(1)These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our non-recourse, asset-specific debt is term-matched in each case to the corresponding collateral loans.

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

The following table details our loan participations sold ($ in thousands):

	March 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participation(3)	1	$229,468	$229,003	+ 3.22%	March 2027
Total Loan	1	$286,835	$284,940	+ 4.86%	March 2027

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participation(3)	1	$224,744	$224,232	+ 3.22%	March 2027
Total Loan	1	$280,930	$278,843	+ 4.86%	March 2027

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
(3)During the three months ended March 31, 2023, we recorded $3.7 million of interest expense related to our loan participations sold. During the year ended December 31, 2022, we recorded $7.9 million of interest expense related to our loan participations sold.
9. TERM LOANS, NET
As of March 31, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$917,987	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	414,111	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	819,621	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,151,719

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The B-1 Term Loan and B-3 Term Loan are indexed to one-month USD LIBOR and the B-4 Term Loan is indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the three months ended March 31, 2023, we recorded $41.9 million of interest expense related to our Term Loans, including $2.3 million of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	March 31, 2023	December 31, 2022
Face value	$2,151,719	$2,157,218
Deferred financing costs and unamortized discount	(40,487)	(42,669)
Net book value	$2,111,232	$2,114,549
The guarantee under our Term Loans contains the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2023 and December 31, 2022, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
10. SENIOR SECURED NOTES, NET
As of March 31, 2023, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the three months ended March 31, 2023, we recorded $4.0 million of interest expense related to our Senior Secured Notes, including $295,000 of amortization of deferred fees and expenses.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2023	December 31, 2022
Face value	$400,000	$400,000
Deferred financing costs	(4,539)	(4,834)
Net book value	$395,461	$395,166
The covenants under our Senior Secured Notes require us to maintain a total debt to total assets ratio, as defined in the agreements, of not greater than 83.33% and, in certain circumstances, a total unencumbered assets to total unsecured indebtedness ratio, as defined in the agreements, of 1.20 or greater. As of March 31, 2023 and December 31, 2022, we were in compliance with these covenants.
11. CONVERTIBLE NOTES, NET
During the three months ended March 31, 2023, we repaid the aggregate $220.0 million principal amount of our March 2018 convertible senior notes at maturity on March 15, 2023.
As of March 31, 2023, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the March 2022 convertible notes supplemental indenture has not been exceeded as of March 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The March 2022 convertible notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the March 2022 convertible notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $17.85 on March 31, 2023 was less than the per share conversion price of the March 2022 convertible notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2023	December 31, 2022
Face value	$300,000	$520,000
Deferred financing costs and unamortized discount	(5,112)	(5,743)
Net book value	$294,888	$514,257
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Cash coupon	$6,264	$7,252
Discount and issuance cost amortization	631	788
Total interest expense	$6,895	$8,040
Accrued interest payable for the Convertible Notes was $733,000 and $7.9 million as of March 31, 2023 and December 31, 2022, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

March 31, 2023				December 31, 2022
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	1,005,431	Buy USD / Sell SEK Forward	2	kr	1,003,626
Buy USD / Sell EUR Forward	9		€708,691	Buy USD / Sell EUR Forward	8		€722,311
Buy USD / Sell GBP Forward	7		£713,215	Buy USD / Sell GBP Forward	6		£690,912
Buy USD / Sell AUD Forward	10	A$	455,279	Buy USD / Sell AUD Forward	8	A$	541,813
Buy USD / Sell DKK Forward	2	kr.	197,975	Buy USD / Sell DKK Forward	3	kr.	195,019
Buy USD / Sell CAD Forward	2	C$	22,183	Buy USD / Sell CAD Forward	2	C$	22,187
Buy USD / Sell CHF Forward	3	CHF	5,547	Buy USD / Sell CHF Forward	2	CHF	5,263

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

March 31, 2023				December 31, 2022
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy AUD / Sell USD Forward	1	A$	104,000	Buy GBP / Sell USD Forward	2		£109,076
Buy USD / Sell AUD Forward	1	A$	104,000	Buy USD / Sell GBP Forward	2		£109,076
Buy EUR / Sell USD Forward	4		€78,000	Buy AUD / Sell USD Forward	1	A$	23,600
Buy USD / Sell EUR Forward	4		€78,000	Buy USD / Sell AUD Forward	1	A$	23,600
Buy GBP / Sell USD Forward	2		£19,600
Buy USD / Sell GBP Forward	2		£19,600

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency Risk
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Foreign Exchange Contracts
		Three Months Ended March 31,
Foreign Exchange Contracts in Hedging Relationships	Location of Income (Expense) Recognized	2023	2022
Designated Hedges	Interest Income(1)	$8,407	$1,744
Non-Designated Hedges	Interest Income(1)	17	(1)
Non-Designated Hedges	Interest Expense(2)	19	10
Total		$8,443	$1,753

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(2)Represents the spot rate movement in our non-designated hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
Foreign Exchange Contracts	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Designated Hedges	$13,047	$501	$13,288	$111,573
Non-Designated Hedges	3,860	6,848	262	8,092
Total Derivatives	$16,907	$7,349	$13,550	$119,665

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2023	2022		2023	2022
Net Investment Hedges
Foreign exchange contracts(1)	$(24,052)	$45,511	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	—	(1)	Interest Expense(2)	—	(4)
Total	$(24,052)	$45,510		$—	$(4)

(1)During the three months ended March 31, 2023 and 2022, we paid net cash settlements of $131.3 million and received net cash settlements of $26.3 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three months ended March 31, 2022, we recorded total interest and related expenses of $100.7 million, which included $4,000 related to our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2023, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of March 31, 2023, we had collateral posted of $10.4 million. As of December 31, 2022, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of December 31, 2022 we had collateral posted of $103.1 million.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2023, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2023 and December 31, 2022.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2023	2022
Beginning balance	172,106,593	168,543,370
Issuance of class A common stock(2)	1,377	1,675,639
Issuance of restricted class A common stock	481,724	427,634
Issuance of deferred stock units	10,903	7,063
Ending balance	172,600,597	170,653,706

(1)Includes 316,479 and 370,635 deferred stock units held by members of our board of directors as of March 31, 2023 and 2022, respectively.
(2)Includes 1,377 and 639 shares issued under our dividend reinvestment program during the three months ended March 31, 2023 and 2022, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2023 and 2022, we issued 1,377 shares and 639 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2023, a total of 9,980,171 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of March 31, 2023, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2023, we did not issue any shares of our class A common stock under ATM Agreements. During the three months ended March 31, 2022, we issued and sold 1,675,000 shares of class A common stock under ATM Agreements, generating net proceeds totaling $52.2 million. As of March 31, 2023, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On March 15, 2023, we declared a dividend of $0.62 per share, or $106.8 million in aggregate, that was paid on April 14, 2023 to stockholders of record as of March 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Dividends declared per share of common stock	$0.62	$0.62
Class A common stock dividends declared	$106,816	$105,576
Deferred stock unit dividends declared	256	225
Total dividends declared	$107,072	$105,801
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Basic Earnings
Net income(1)	$117,757	$99,687
Weighted-average shares outstanding, basic	172,598,349	169,254,059
Per share amount, basic	$0.68	$0.59

Diluted Earnings
Net income(1)	$117,757	$99,687
Add back: Interest expense on Convertible Notes, net(2)(3)	3,556	2,400
Diluted earnings	$121,313	$102,087
Weighted-average shares outstanding, basic	172,598,349	169,254,059
Effect of dilutive securities - Convertible Notes(3)	8,271,060	6,348,846
Weighted-average common shares outstanding, diluted	180,869,409	175,602,905
Per share amount, diluted	$0.67	$0.58

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our Convertible Notes, net of incentive fees.
(3)For the three months ended March 31, 2023, represents 8.3 million of weighted average shares, using the if-converted method, related to our March 2022 Convertible Notes. For the three months ended March 31, 2022, represents 8.3 million and 6.1 million of weighted-average shares, using the if-converted method, related to our March 2022 and March 2018 Convertible Notes, respectively. Our March 2018 Convertible Notes were repaid during the three months ended March 31, 2023. Refer to Note 11 for additional discussion on our Convertible Notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of March 31, 2023, total accumulated other comprehensive income was $7.8 million, primarily representing $235.7 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $227.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2022, total accumulated other comprehensive income was $10.0 million, primarily representing $259.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $249.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2023, our Multifamily Joint Venture’s total equity was $169.8 million, of which $144.3 million was owned by us, and $25.5 million was allocated to non-controlling interests. As of December 31, 2022, our Multifamily Joint Venture’s total equity was $169.4 million, of which $144.0 million was owned by us, and $25.4 million was allocated to non-controlling interests.
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

During the three months ended March 31, 2023 and 2022, we incurred $18.6 million and $18.1 million, respectively, of management fees payable to our manager. In addition, during the three months ended March 31, 2023 and 2022, we incurred $12.5 million and $5.4 million, respectively, of incentive fees payable to our Manager.
As of March 31, 2023 and December 31, 2022 we had accrued management and incentive fees payable to our Manager of $31.1 million and $33.8 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Professional services	$3,279	$2,698
Operating and other costs	1,931	1,012
Subtotal(1)	5,210	3,710
Non-cash compensation expenses
Restricted class A common stock earned	7,492	8,477
Director stock-based compensation	163	173
Subtotal	7,655	8,650
Total general and administrative expenses	$12,865	$12,360

(1)During the three months ended March 31, 2023 and 2022, we recognized an aggregate $308,000 and $317,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2023 and December 31, 2022, we were in compliance with all REIT requirements.

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
During the three months ended March 31, 2023 and 2022, we recorded a current income tax provision of $1.9 million and $146,000, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2023 or December 31, 2022.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of March 31, 2023, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements.
We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of March 31, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2023, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2023, there were 8,718,238 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding DSUs under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2022	1,883,784	$27.90
Granted	481,724	21.47
Vested	(166,881)	29.83
Balance as of March 31, 2023	2,198,627	$26.35
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 2,198,627 shares of restricted class A common stock outstanding as of March 31, 2023 will vest as follows: 943,390 shares will vest in 2023; 827,493 shares will vest in 2024; and 427,744 will vest in 2025. As of March 31, 2023, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $53.4 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from March 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$16,907	$—	$16,907	$—	$7,349	$—	$7,349
Liabilities
Derivatives	$—	$13,550	$—	$13,550	$—	$119,665	$—	$119,665
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2023			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$515,808	$515,808	$515,808	$291,340	$291,340	$291,340
Loans receivable, net	24,559,773	25,020,489	24,314,435	24,691,743	25,160,343	24,445,042
Financial liabilities
Secured debt, net	14,029,486	14,051,435	13,640,859	13,528,164	13,549,748	13,121,306
Securitized debt obligations, net	2,664,208	2,671,734	2,557,118	2,664,010	2,673,541	2,597,377
Asset-specific debt, net	817,444	822,873	815,049	942,503	950,278	934,815
Loan participations sold, net	229,003	229,468	222,681	224,232	224,744	217,717
Secured term loans, net	2,111,232	2,151,719	1,974,538	2,114,549	2,157,218	2,103,943
Senior secured notes, net	395,461	400,000	315,944	395,166	400,000	343,665
Convertible notes, net	294,888	300,000	240,711	514,257	520,000	478,232

Estimates of fair value for cash and cash equivalents and convertible notes are measured using observable, quoted market prices, or Level 1 inputs. Estimates of fair value for securitized debt obligations, the term loans, and the senior secured notes are measured using observable, quoted market prices, in inactive markets, or Level 2 inputs. All other fair value significant estimates are measured using unobservable inputs, or Level 3 inputs. See Note 2 for further discussion regarding fair value measurement of certain of our assets and liabilities.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2023	December 31, 2022
Assets
Loans receivable	$3,271,709	$3,317,316
Current expected credit loss reserve	(95,114)	(93,396)
Loans receivable, net	3,176,595	3,223,920
Other assets	58,598	15,995
Total assets	$3,235,193	$3,239,915
Liabilities
Securitized debt obligations, net	$2,664,208	$2,664,010
Other liabilities	7,436	7,234
Total liabilities	$2,671,644	$2,671,244
Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide financial support to these consolidated VIEs.
19. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2023, and will be automatically renewed for a one year term upon such date and each anniversary thereafter unless earlier terminated.
As of March 31, 2023 and December 31, 2022, our consolidated balance sheets included $31.1 million and $33.8 million of accrued management and incentive fees payable to our Manager, respectively. During the three months ended March 31, 2023, we paid aggregate management and incentive fees of $33.8 million, to our Manager, compared to $28.4 million during the same period of 2022. In addition, during the three months ended March 31, 2023, we incurred expenses of $382,000, that were paid by our Manager and will be reimbursed by us, compared to $193,000 of such expenses during the same period of 2022.
As of March 31, 2023, our Manager held 1,092,795 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $29.7 million, and vest in installments over three years from the date of issuance. During the three months ended March 31, 2023 and 2022, we recorded non-cash expenses related to shares held by our Manager of $3.9 million and $4.2 million, respectively. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the years ended March 31, 2023 and 2022.
During the three months ended March 31, 2023 and 2022, we incurred $238,000 and $97,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager.
20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of March 31, 2023, we had aggregate unfunded commitments of $3.4 billion across 112 loans receivable, and $2.1 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.3 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.0 years.
Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2023 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2023 (remaining)	$350,736	$—	$16,497	$—	$—	$367,233
2024	3,380,781	—	21,997	—	—	3,402,778
2025	1,180,470	676,520	21,997	—	—	1,878,987
2026	4,948,232	—	1,302,575	—	—	6,250,807
2027	3,343,409	32,299	8,258	400,000	300,000	4,083,966
Thereafter	847,807	114,054	780,395	—	—	1,742,256
Total obligation	$14,051,435	$822,873	$2,151,719	$400,000	$300,000	$17,726,027

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
(4)Total does not include $2.7 billion of consolidated securitized debt obligations, $1.7 billion of non-consolidated senior interests, and $229.5 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of March 31, 2023, of the nine members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. The other three board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward- looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q.
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
Recent Developments

Macroeconomic Environment

The three months ended March 31, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. The ongoing and potential future impacts of the war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.
Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices to which our floating rate loans and other loan agreements are tied, including, without limitation, the Euro Interbank Offered Rate, or EURIBOR, the Stockholm Interbank Offered Rate, or STIBOR, the Australian Bank Bill Swap Reference Rate, or BBSY, the Canadian Dollar Offered Rate, or CDOR, the Swiss Average Rate Overnight, or SARON, and the Copenhagen Interbank Offering Rate, or CIBOR, or collectively, IBORs, have been the subject of national, international and regulatory guidance and proposals for reform. As of December 31, 2021, the ICE Benchmark Association, or IBA, ceased publication of most non-USD LIBOR settings. IBA also previously announced its intention to cease publication of remaining U.S. dollar LIBOR settings immediately after June 30, 2023; however, in November 2022 the U.K. Financial Conduct Authority, which regulates IBA, announced a public consultation regarding whether it should compel IBA to continue publishing “synthetic” USD LIBOR settings from June 2023 to the end of September 2024. Further, on March 15, 2022, the Consolidated Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or LIBOR Act, was signed into law in the U.S. This legislation establishes a uniform benchmark replacement process for financial contracts maturing after June 30, 2023 that do not contain clearly defined or practicable fallback provisions. Under the LIBOR Act, such contracts will automatically transition as a matter of law to a Secured Overnight Financing Rate, or SOFR, based replacement rate identified by the Board of Governors of the Federal Reserve System, or Federal Reserve. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Federal Reserve. In December 2022, the Federal Reserve adopted a final rule to implement the LIBOR Act.
The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, or ARRC, a steering committee composed of large U.S. financial institutions, identified SOFR, a new index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. According to the ARRC, data from the cash and derivatives markets show continued momentum in the transition from LIBOR to SOFR, and SOFR is currently predominant across cash and derivatives markets. As of March 31, 2023, one-month term SOFR is utilized as the floating benchmark rate on 118 of our loans, the financing provided on the 2020 FL3 and 2020 FL2 CLOs, one of our asset-specific financings, certain borrowings under 14 of our credit facilities, and our B-4 Term Loan. As of March 31, 2023, one-month term SOFR was 4.80% and one-month USD LIBOR was 4.86%. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of March 31, 2023, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of March 31, 2023, 80% of our aggregate loan principal balance has either transitioned to the applicable replacement benchmark rate, or its existing benchmark rate is not expected to be replaced, and we expect to transition the remaining 20% in 2023.

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
Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” of our Annual Report on Form 10-K filed with the SEC on February 8, 2023.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended March 31, 2023, we recorded basic earnings per share of $0.68, declared a dividend of $0.62 per share, and reported $0.79 per share of Distributable Earnings. In addition, our book value as of March 31, 2023 was $26.28 per share, which is net of a $2.04 per share cumulative CECL reserve.

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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2023	December 31, 2022
Net income (loss)(1)	$117,757	$(47,540)
Weighted-average shares outstanding, basic	172,598,349	171,604,533
Per share amount, basic	$0.68	$(0.28)
Dividends declared per share	$0.62	$0.62

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

The following table provides a reconciliation of Distributable Earnings to GAAP net income (loss) ($ in thousands, except per share data):

	Three months ended
	March 31, 2023	December 31, 2022
Net income (loss)(1)	$117,757	$(47,540)
Increase in current expected credit loss reserve	9,823	188,811
Non-cash compensation expense	7,655	8,128
Realized hedging and foreign currency gain (loss), net(2)	889	(511)
Adjustments attributable to non-controlling interests, net	(29)	(268)
Other items	18	(25)
Distributable Earnings	$136,113	$148,595
Weighted-average shares outstanding, basic(3)	172,598,349	171,604,533
Distributable Earnings per share, basic	$0.79	$0.87

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust.
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
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2023	December 31, 2022
Stockholders’ equity	$4,535,227	$4,518,794
Shares
Class A common stock	172,284,118	171,695,985
Deferred stock units	316,479	410,608
Total outstanding	172,600,597	172,106,593
Book value per share(1)	$26.28	$26.26

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
Loan fundings during the quarter totaled $443.6 million and loan repayments and sales during the quarter totaled $593.9 million. We generated interest income of $491.4 million and incurred interest expense of $317.2 million during the quarter, which resulted in $174.2 million of net interest income during the three months ended March 31, 2023.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022
Loan originations(1)	$—	$235,467
Loan fundings(2)	$443,629	$689,872
Loan repayments and sales(3)	(593,935)	(647,980)
Total net fundings	$(150,306)	$41,892

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three months ended March 31, 2023 and December 31, 2022, include $73.8 million and $90.5 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three months ended March 31, 2023, include $1.6 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. There were no such related loan repayments during the three months ended December 31, 2022.

The following table details overall statistics for our loan portfolio as of March 31, 2023 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	199	199
Principal balance	$25,020,489	$26,742,669
Net book value	$24,559,773	$24,559,773
Unfunded loan commitments(2)	$3,382,489	$3,382,489
Weighted-average cash coupon(3)	+ 3.46%	+ 3.38%
Weighted-average all-in yield(3)	+ 3.85%	+ 3.77%
Weighted-average maximum maturity (years)(4)	2.9	2.9
Origination loan to value (LTV)(5)	64.1%	63.8%

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.7 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $632.0 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable to each investment. As of March 31, 2023, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR or USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of March 31, 2023, 38% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 62% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of March 31, 2023 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$39,588	$—	$39,588
0.00% or no floor	4,709,486	7,031,512	11,740,998
0.01% to 1.00% floor	9,737,130	868,032	10,605,162
1.01% to 1.50% floor	2,590,352	156,283	2,746,635
1.51% to 2.00% floor	809,175	313,008	1,122,183
2.01% or more floor	438,532	49,571	488,103
Total(3)	$18,324,263	$8,418,406	$26,742,669

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.7 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(3)As of March 31, 2023, the weighted-average index rate floor of our loan portfolio was 0.37%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.64%. As of December 31, 2022, the weighted-average index rate floor of our loan portfolio was 0.38%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.65%
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of March 31, 2023 (total investment portfolio amounts in thousands):

Investment Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
158	$	$18,324,265	SOFR(4) / USD LIBOR	+ 3.23%	+ 3.61%
11	€	€2,607,969	EURIBOR	+ 3.18%	+ 3.59%
23	£	£2,836,907	SONIA	+ 3.83%	+ 4.31%
7	Various	$2,091,734	Other(5)	+ 4.11%	+ 4.40%
199		$26,742,669	Applicable Index	+ 3.38%	+ 3.77%

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and financed, including $1.7 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
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
(4)As of March 31, 2023, $12.1 billion and $6.2 billion of loans were indexed to SOFR and USD LIBOR, respectively. As of March 31, 2023, one-month SOFR was 4.80% and one-month USD LIBOR was 4.86%.
(5)Includes floating rate loans indexed to STIBOR, BBSY, CDOR, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of March 31, 2023:

______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2023, which is our total loan exposure net of (i) $1.7 billion of non-consolidated senior interests, (ii) $822.9 million of asset-specific debt, (iii) $229.5 million of loan participations sold, and (iv) our aggregate CECL reserve of $336.6 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the three months ended March 31, 2023, we collected 100.0% of the contractual interest payments that were due under our loans, with no interest deferrals. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.8% as of March 31, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio,

assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 2.9 as of both March 31, 2023 and December 31, 2022.
The following table allocates the principal balance, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	17	$1,158,445	$1,182,278	$1,128,313
2	40	6,462,458	7,689,868	5,808,391
3	123	13,105,735	13,695,326	12,775,551
4	13	3,172,029	3,177,140	3,118,503
5	6	997,697	998,057	800,799
Loans receivable	199	$24,896,364	$26,742,669	$23,631,557
CECL reserve		(336,591)
Loans receivable, net		$24,559,773

(1)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and financed, including $1.7 billion of such non-consolidated senior interests as of March 31, 2023.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2023, which is our total loan exposure net of (i) $1.7 billion of non-consolidated senior interests, (ii) $822.9 million of asset-specific debt, (iii) $229.5 million of loan participations sold, and (iv) our aggregate CECL reserve of $336.6 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Current Expected Credit Loss Reserve
The CECL reserve required by GAAP reflects our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Other than a few narrow exceptions, GAAP requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
During the three months ended March 31, 2023, we recorded an increase of $10.5 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $336.6 million as of March 31, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
During the three months ended March 31, 2023, we recorded an aggregate net increase of $7.5 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by one additional loan that was impaired during the three months ended March 31, 2023. As of March 31, 2023, the income accrual was suspended on this loan as recovery of income and principal was doubtful. During the three months ended March 31, 2023, we recorded $1.8 million of interest income on this loan.
As of March 31, 2023, we had an aggregate $197.3 million asset-specific CECL reserve related to six of our loans receivable, with an aggregate net book value of $997.7 million. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2023. No income was recorded during the three months ended March 31, 2023 on our loans that were deemed impaired as of December 31, 2022. As of March 31, 2023, all borrowers were current with all contractual terms of each respective loan, including payments of interest. During the three months ended March 31, 2023, we received an aggregate $18.3 million of cash proceeds from such loans that were applied as a reduction to the principal balance of each respective loan. Refer to Note 2 for further discussion of our revenue recognition policy and CECL reserve.

Multifamily Joint Venture
As of March 31, 2023, our Multifamily Joint Venture held $797.7 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific financings. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2023	December 31, 2022
Secured debt	$14,051,435	$13,549,748
Securitizations	2,671,734	2,673,541
Asset-specific financings(1)	2,774,522	2,824,961
Total portfolio financing	$19,497,691	$19,048,250

(1)Includes our asset-specific debt of $822.9 million, our loan participations sold of $229.5 million, and our non-consolidated senior interests of $1.7 billion, as of March 31, 2023. Includes our asset-specific debt of $950.3 million, our loan participations sold of $224.7 million, and our non-consolidated senior interests of $1.6 billion, as of December 31, 2022. The loan participations sold and non-consolidated senior interests are non-debt financings that provide structural leverage for our whole loan investments.
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2023	December 31, 2022
Secured credit facilities	$14,051,435	$13,549,748
Acquisition facility	—	—
Total secured debt	$14,051,435	$13,549,748

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2023 ($ in thousands):

	Three Months Ended March 31, 2023	March 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$7,134,303	+1.55%	$9,688,226	+3.27%	+1.72%
+ 1.51% to + 1.75%	$—	2,617,621	+1.86%	3,795,012	+3.65%	+1.79%
+ 1.76% to + 2.00%	$—	1,867,336	+2.16%	2,967,903	+4.05%	+1.89%
+ 2.01% or more	69,524	2,432,175	+2.62%	3,323,397	+4.78%	+2.16%
Total	$69,524	$14,051,435	+1.88%	$19,774,538	+3.71%	+1.83%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of March 31, 2023 for new financings during the three months ended March 31, 2023, based on the date collateral was initially pledged to each credit facility.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost recovery method.
(4)Represents the weighted-average all-in cost as of March 31, 2023 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024. As of March 31, 2023, we had no assets pledged to our acquisition facility and no outstanding borrowings.

Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	March 31, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$800,192	+ 1.57%	May 2038
Underlying Collateral Assets	29	1,000,000	1,000,000	+ 3.51%	June 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	807,428	+ 2.15%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.24%	November 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,059,234	1,056,588	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,316,109	1,316,109	+ 3.41%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,671,734	$2,664,208	+ 1.74%
Underlying Collateral Assets	62	$3,316,109	$3,316,109	+ 3.39%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and USD LIBOR, as applicable to each securitized debt obligation. As of March 31, 2023, the floating benchmark rate for the financing provided on the 2020 FL3 and 2020 FL2 CLOs is one-month SOFR. As of March 31, 2023, one-month SOFR was 4.80% and one-month USD LIBOR was 4.86%. Excludes loans accounted for under the cost recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three months ended March 31, 2023, we recorded $39.8 million of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Financings
The following table details our outstanding asset-specific financings ($ in thousands):

	Asset-Specific Financings Outstanding Principal Balance
	March 31, 2023	December 31, 2022
Asset-specific debt	$822,873	$950,278
Loan participations sold(1)	229,468	224,744
Non-consolidated senior interests(1)	1,722,181	1,649,939
Total asset-specific financings	$2,774,522	$2,824,961

(1)These loan participations sold and non-consolidated senior interests provide structural leverage for our net investments which are reflected in the form of mezzanine loans or other subordinate interests on our balance sheet and in our results of operations.
Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	March 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	3	$822,873	$817,444	+ 3.66%	February 2026
Collateral assets	3	$981,538	$971,397	+ 4.85%	February 2026

(1)These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(2)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our non-recourse, asset-specific debt is term-matched in each case to the corresponding collateral loans.
Loan Participations Sold
The following table details our loan participations sold ($ in thousands):

	March 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior participation(3)	1	$229,468	$229,003	+ 3.22%	March 2027
Total loan	1	$286,835	$284,940	+ 4.86%	March 2027

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
(3)During the three months ended March 31, 2023, we recorded $3.7 million of interest expense related to our loan participations sold.

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
The following table details the subordinate interests retained on our balance sheet and the related non-consolidated senior interests ($ in thousands):

	March 31, 2023
Non-Consolidated Senior Interests	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Senior participation	8	$1,722,181	n/a	+ 2.67%	March 2026
Total loan	8	$2,133,216	n/a	+ 3.76%	March 2026

(1)The weighted-average spread and all-in yield are expressed as a spread over the relevant floating benchmark rates, which includes SOFR and USD LIBOR, as applicable to each investment. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(2)The term is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower. Our non-consolidated senior interests are inherently non-recourse and term-matched to the corresponding collateral loan.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	March 31, 2023	December 31, 2022
Term loans	$2,151,719	$2,157,218
Senior secured notes	400,000	400,000
Convertible notes	300,000	520,000
Total corporate financing	$2,851,719	$3,077,218
Term Loans
As of March 31, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$917,987	+ 2.25%	+ 2.53%	April 23, 2026
B-3 Term Loan	$414,111	+ 2.75%	+ 3.42%	April 23, 2026
B-4 Term Loan	$819,621	+ 3.50%	+ 4.11%	May 9, 2029

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
As of March 31, 2023, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.
Convertible Notes
As of March 31, 2023 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the March 2022 convertible notes supplemental indentures has not been exceeded as of March 31, 2023.
Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2023, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s net exposure to interest rates by currency as of March 31, 2023 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)	$18,284,677	£2,836,907	€2,607,969	$2,091,734
Floating rate debt(2)(3)(4)	(15,260,399)	(2,141,971)	(1,929,672)	(1,654,888)
Net floating rate exposure	$3,024,278	£694,936	€678,297	$436,846
Net floating rate exposure in USD(5)	$3,024,278	$857,342	$735,206	$436,846

(1)Includes Australian Dollar, Canadian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)As of March 31, 2023, $12.1 billion and $6.2 billion of floating rate loans were indexed to SOFR and USD LIBOR, respectively. As of March 31, 2023, $10.1 billion and $5.2 billion of floating rate debt was indexed to SOFR and USD LIBOR, respectively. As of March 31, 2023, one-month SOFR was 4.80% and one-month USD LIBOR was 4.86%.
(4)Includes borrowings under secured debt, securitizations, asset-specific financings, and term loans.
(5)Represents the U.S. Dollar equivalent as of March 31, 2023.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023 and December 31, 2022 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2023	December 31, 2022	$
Income from loans and other investments
Interest and related income	$491,384	$462,278	$29,106
Less: Interest and related expenses	317,197	271,196	46,001
Income from loans and other investments, net	174,187	191,082	(16,895)
Other expenses
Management and incentive fees	31,050	33,830	(2,780)
General and administrative expenses	12,865	14,492	(1,627)
Total other expenses	43,915	48,322	(4,407)
Increase in current expected credit loss reserve	(9,823)	(188,811)	178,988
Income (loss) before income taxes	120,449	(46,051)	166,500
Income tax provision	1,893	938	955
Net income (loss)	118,556	(46,989)	165,545
Net income attributable to non-controlling interests	(799)	(551)	(248)
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$117,757	$(47,540)	$165,297
Net income (loss) per share of common stock
Basic	$0.68	$(0.28)	$0.96
Diluted	$0.67	$(0.28)	$0.95
Weighted-average shares of common stock outstanding
Basic	172,598,349	171,604,533	993,816
Diluted	180,869,409	171,604,533	9,264,876
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $16.9 million during the three months ended March 31, 2023 compared to the three months ended December 31, 2022. The decrease was primarily due to (i) a decrease in prepayment fee income and (ii) a decline in interest income related to an additional four loans that are accounted for under the cost-recovery method effective December 31, 2022.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $4.4 million during the three months ended March 31, 2023 compared to the three months ended December 31, 2022 primarily due to a decrease of (i) $2.9 million of incentive fees payable to our Manager, primarily due to a decrease in Distributable Earnings, (ii) $1.2 million of general operating expenses, and (iii) non-cash restricted stock amortization of $464,000 related to shares awarded under our long-term incentive plans.
Changes in current expected credit loss reserve
During the three months ended March 31, 2023, we recorded a $9.8 million increase in the CECL reserve, as compared to a $188.8 million increase during the three months ended December 31, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Dividends per share
During the three months ended March 31, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million. During the three months ended December 31, 2022, we declared aggregate dividends of $0.62 per share, or $106.5 million.
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2023 and 2022 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	$
Income from loans and other investments
Interest and related income	$491,384	$234,432	$256,952
Less: Interest and related expenses	317,197	100,714	216,483
Income from loans and other investments, net	174,187	133,718	40,469
Other expenses
Management and incentive fees	31,050	23,486	7,564
General and administrative expenses	12,865	12,360	505
Total other expenses	43,915	35,846	8,069
(Increase) decrease in current expected credit loss reserve	(9,823)	2,537	(12,360)
Income before income taxes	120,449	100,409	20,040
Income tax provision	1,893	146	1,747
Net income	118,556	100,263	18,293
Net income attributable to non-controlling interests	(799)	(576)	(223)
Net income attributable to Blackstone Mortgage Trust, Inc.	$117,757	$99,687	$18,070
Net income per share of common stock
Basic	$0.68	$0.59	$0.09
Diluted	$0.67	$0.58	$0.09
Weighted-average shares of common stock outstanding
Basic	172,598,349	169,254,059	3,344,290
Diluted	180,869,409	175,602,905	5,266,504
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $40.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to (i) an increase in SOFR, USD LIBOR, SONIA, EURIBOR, and other floating rate indices during 2022 and 2023, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $2.6 billion for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $2.4 billion for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Other expenses
Other expenses increased by $8.1 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to an increase of (i) $7.1 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (ii) $1.5 million of general operating expenses, and (iii) $483,000 of management fees payable to our Manager, primarily as a result of net proceeds received from the sale of shares of our class A common stock during 2022. This was offset by a reduction in non-cash restricted stock amortization of $1.0 million related to shares awarded under our long-term incentive plans.

Changes in current expected credit loss reserve
During the three months ended March 31, 2023, we recorded a $9.8 million increase in the CECL reserve, as compared to a $2.5 million decrease during the three months ended March 31, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
Dividends per share
During the three months ended March 31, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million. During the three months ended March 31, 2022, we declared aggregate dividends of $0.62 per share, or $105.6 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of March 31, 2023, our capitalization structure included $4.5 billion of common equity, $2.9 billion of corporate debt, and $19.5 billion of asset-level financings. Our $2.9 billion of corporate debt includes $2.2 billion of term loan borrowings, $400.0 million of senior secured notes, and $300.0 million of convertible notes. Our $19.5 billion of asset-level financings includes $14.1 billion of secured debt, $2.7 billion of securitizations, and $2.8 billion of asset-specific financings, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of March 31, 2023, we have $1.6 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2023	December 31, 2022
Debt-to-equity ratios
Debt-to-equity ratio(1)	3.8x	3.8x
Adjusted debt-to-equity ratio(2)	3.5x	3.6x
Total leverage ratios
Total leverage ratio(3)	4.8x	4.8x
Adjusted total leverage ratio(4)	4.5x	4.5x

(1)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(2)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, excluding our aggregate CECL reserve of $352.3 million and $342.5 million, as of March 31, 2023, and December 31, 2022, respectively.
(3)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific financings, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(4)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific financings, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, excluding our aggregate CECL reserve of $352.3 million and $342.5 million, as of March 31, 2023, and December 31, 2022, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$515,808	$291,340
Available borrowings under secured debt	1,027,556	1,536,638
Loan principal payments held by servicer, net(1)	19,756	7,425
	$1,563,120	$1,835,403

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the three months ended March 31, 2023, we generated cash flow from operating activities of $110.2 million and received (i) $562.1 million from loan principal collections and sales proceeds and (ii) $425.8 million of net proceeds from secured debt borrowings. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,980,171 shares of class A common stock were available for issuance as of March 31, 2023, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of March 31, 2023. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination and funding activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $14.1 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
As of March 31, 2023, we had unfunded commitments of $3.4 billion related to 112 loans receivable and $2.1 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.3 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 3.0 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2023 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$3,382,489	$363,675	$1,665,232	$746,829	$606,753
Principal repayments under secured debt(3)	14,051,435	766,634	5,106,597	7,330,396	847,808
Principal repayments under asset-specific debt(3)	822,873	—	676,520	32,299	114,054
Principal repayments of term loans(4)	2,151,719	21,997	43,994	1,307,398	778,330
Principal repayments of senior secured notes	400,000	—	—	400,000	—
Principal repayments of convertible notes(5)	300,000	—	—	300,000	—
Interest payments(3)(6)	3,655,393	1,145,555	1,756,265	611,826	141,747
Total(7)	$24,763,909	$2,297,861	$9,248,608	$10,728,748	$2,488,692

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
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2023 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.7 billion of consolidated securitized debt obligations, $1.7 billion of non-consolidated senior interests, and $229.5 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2023	2022
Cash flows provided by operating activities	$110,173	$90,098
Cash flows provided by (used in) investing activities	156,531	(1,688,750)
Cash flows (used in) provided by financing activities	(43,725)	1,360,093
Net increase (decrease) in cash and cash equivalents	$222,979	$(238,559)
We experienced a net increase in cash and cash equivalents of $223.0 million for the three months ended March 31, 2023, compared to a net decrease of $238.6 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, we received (i) $562.1 million from loan principal collections and sales proceeds and (ii) $425.8 million of net proceeds from secured debt borrowings. During the three months ended March 31, 2023, we (i) funded $369.8 million of loans, (ii) repaid $220.0 million of convertible notes, (iii) repaid a net $127.8 million of asset-specific debt, and (iv) paid $106.5 million of dividends on our class A common stock.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 5, 7, 11, and 13 to our consolidated financial statements for additional discussion of our secured debt, asset-specific debt, convertible notes, and equity, respectively.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2023 and December 31, 2022, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income. Refer to Note 15 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K filed with the SEC on February 8, 2023.
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under Accounting Standard Update, or ASU, 2016-13 “Financial Instruments – Credit Losses – Measurement of Credit Losses on Financial Instruments (Topic 326),” or ASU 2016-13, reflects our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting

Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
•Expected timing and amount of future loan fundings and repayments: Expected credit losses are estimated over the contractual term of each loan, adjusted for expected prepayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve. Additionally, the expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. The CECL reserve for unfunded loan commitments is adjusted quarterly, as we consider the expected timing of future funding obligations over the estimated life of the loan. The considerations in estimating our CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loans receivable.
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
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2023.
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
These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the three months ended March 31, 2023, we recorded an aggregate $9.8 million increase in the CECL reserve related to our loans receivable and unfunded loan commitments, bringing our total reserve to $352.3 million as of March 31, 2023. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as a reduction in the outstanding principal balance until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2023 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,148	$1,037	$1,033	+3.05%	+3.78%	12/23/2024	Dublin - IE	Mixed-Use	$353 / sqft	74%	2
2	Senior Loan	4/9/2018	1,487	981	977	+4.41%	+5.65%	6/9/2025	New York	Office	$524 / sqft	48%	2
3	Senior Loan	6/24/2022	884	884	877	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$402 / sqft	59%	3
4	Senior Loan(4)	12/9/2021	770	712	409	+2.65%	+2.82%	12/9/2026	New York	Mixed-Use	$214 / sqft	50%	2
5	Senior Loan(4)	8/7/2019	746	685	138	+3.12%	+3.61%	9/9/2025	Los Angeles	Office	$463 / sqft	59%	2
6	Senior Loan	3/22/2018	646	646	645	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
7	Senior Loan	3/30/2021	478	478	475	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$89 / sqft	76%	2
8	Senior Loan(4)	12/17/2021	448	440	88	+3.95%	+4.35%	1/9/2026	Diversified - US	Other	$13,716 / unit	61%	2
9	Senior Loan	7/23/2021	500	425	420	+4.00%	+4.45%	8/9/2027	New York	Multi	$569,804 / unit	58%	3
10	Senior Loan	8/22/2018	363	363	363	+3.42%	+3.42%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	1
11	Senior Loan(4)	11/22/2019	470	361	72	+3.70%	+4.17%	12/9/2025	Los Angeles	Office	$662 / sqft	69%	3
12	Senior Loan	9/23/2019	379	351	350	+3.00%	+3.23%	8/15/2024	Diversified - Spain	Hospitality	$124,697 / key	62%	4
13	Senior Loan	4/11/2018	355	345	344	+2.85%	+3.10%	5/1/2023	New York	Office	$437 / sqft	71%	4
14	Senior Loan	10/25/2021	301	301	299	+4.00%	+4.32%	10/25/2024	Diversified - AU	Hospitality	$148,263 / key	56%	2
15	Senior Loan	2/27/2020	303	302	301	+2.70%	+2.94%	3/9/2025	New York	Multi	$795,074 / unit	59%	3
16	Senior Loan	5/6/2022	301	301	299	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$95 / sqft	53%	2
17	Senior Loan	1/11/2019	296	296	296	+4.40%	+4.75%	1/11/2026	Diversified - UK	Other	$293 / sqft	74%	4
18	Senior Loan	9/29/2021	312	289	287	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$377 / sqft	66%	2
19	Senior Loan	11/30/2018	276	276	275	+2.43%	+2.43%	8/9/2025	New York	Hospitality	$296,217 / key	73%	5
20	Senior Loan	12/11/2018	310	286	287	+2.55%	+3.24%	12/9/2023	Chicago	Office	$241 / sqft	78%	4
21	Senior Loan	3/25/2022	287	287	285	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$126,471 / key	65%	3
22	Senior Loan	10/23/2018	290	281	281	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$262 / sqft	64%	2
23	Senior Loan	9/30/2021	280	274	273	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$144,577 / unit	74%	3
24	Senior Loan	4/26/2021	264	264	263	+2.56%	+2.75%	5/9/2026	Diversified - US	Multi	$156,393 / unit	75%	3
25	Senior Loan	11/30/2018	261	261	261	+2.80%	+3.04%	12/9/2024	San Francisco	Hospitality	$380,626 / key	73%	4
26	Senior Loan	7/15/2021	306	268	265	+4.25%	+4.69%	7/16/2026	Diversified - EUR	Hospitality	$205,172 / key	53%	3
27	Senior Loan	9/14/2021	259	255	254	+2.61%	+2.87%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
28	Senior Loan	9/16/2021	247	235	235	+3.80%	+4.51%	4/9/2024	San Francisco	Office	$285 / sqft	53%	4
29	Senior Loan	6/8/2022	272	246	244	+3.65%	+4.01%	6/9/2027	New York	Office	$1,379 / sqft	75%	3
30	Senior Loan	2/23/2022	245	230	229	+2.60%	+2.84%	3/9/2027	Reno	Multi	$213,831 / unit	74%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	4/23/2021	$216	$206	$206	+3.65%	+3.65%	5/9/2024	Washington, DC	Office	$230 / sqft	57%	5
32	Senior Loan	7/16/2021	225	210	208	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$232,881 / unit	69%	3
33	Senior Loan	8/31/2017	200	200	200	+2.50%	+2.50%	9/9/2023	Orange County	Office	$235 / sqft	64%	5
34	Senior Loan	6/28/2019	202	202	202	+3.82%	+4.49%	6/26/2024	London - UK	Office	$487 / sqft	71%	3
35	Senior Loan	6/27/2019	208	199	199	+2.80%	+2.80%	8/15/2026	Berlin - DEU	Office	$428 / sqft	62%	3
36	Senior Loan	9/30/2021	195	195	194	+3.75%	+4.10%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
37	Senior Loan	12/22/2016	199	192	193	+2.00%	+2.00%	12/9/2023	New York	Office	$284 / sqft	64%	5
38	Senior Loan	9/30/2021	186	136	135	+4.00%	+4.51%	9/30/2026	Diversified - Spain	Hospitality	$117,540 / key	60%	3
39	Senior Loan	6/4/2018	183	183	183	+3.50%	+3.76%	6/9/2024	New York	Hospitality	$301,071 / key	52%	4
40	Senior Loan	9/30/2021	256	182	180	+3.00%	+3.35%	10/9/2028	Chicago	Office	$201 / sqft	74%	3
41	Senior Loan	9/25/2019	182	182	181	+4.47%	+4.99%	9/26/2024	London - UK	Office	$846 / sqft	72%	3
42	Senior Loan	2/15/2022	191	178	177	+2.90%	+3.14%	3/9/2027	Denver	Office	$348 / sqft	61%	3
43	Senior Loan	11/23/2018	181	181	180	+2.68%	+2.92%	2/15/2024	Diversified - UK	Office	$1,115 / sqft	50%	3
44	Senior Loan	12/21/2021	186	180	179	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$365 / sqft	67%	3
45	Senior Loan	7/23/2021	244	176	174	+5.00%	+5.41%	8/9/2027	New York	Office	$569 / sqft	53%	4
46	Senior Loan	12/17/2021	168	165	164	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,601 / unit	48%	1
47	Senior Loan	3/9/2022	167	167	165	+2.95%	+3.17%	8/15/2027	Various	Retail	$142 / sqft	55%	2
48	Senior Loan	1/27/2022	178	169	168	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$110,636 / unit	71%	3
49	Senior Loan	7/29/2022	271	186	182	+4.60%	+5.65%	7/27/2027	London - UK	Industrial	$240 / sqft	52%	3
50	Senior Loan	5/27/2021	205	160	159	+2.81%	+3.11%	6/9/2026	Atlanta	Office	$135 / sqft	66%	3
51	Senior Loan	10/7/2021	165	160	160	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$326 / sqft	68%	3
52	Senior Loan	5/13/2021	199	156	156	+3.66%	+4.10%	6/9/2026	Boston	Life Sciences	$793 / sqft	64%	3
53	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
54	Senior Loan	8/24/2021	179	156	155	+3.21%	+3.52%	9/9/2026	San Jose	Office	$372 / sqft	65%	3
55	Senior Loan	9/4/2018	163	150	149	+4.25%	+4.50%	9/9/2024	Las Vegas	Hospitality	$181,054 / key	70%	3
56	Senior Loan	1/7/2022	155	150	149	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$387 / sqft	55%	1
57	Senior Loan	1/17/2020	203	148	148	+2.86%	+3.00%	2/9/2025	New York	Mixed-Use	$122 / sqft	43%	3
58	Senior Loan	11/18/2021	139	139	139	+3.25%	+3.51%	11/18/2026	London - UK	Other	$175 / sqft	65%	2
59	Senior Loan	12/20/2019	139	139	138	+3.22%	+3.44%	12/18/2026	London - UK	Office	$703 / sqft	75%	3
60	Senior Loan	2/25/2022	137	137	136	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$78 / sqft	69%	2
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	3/10/2020	$140	$140	$140	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	53%	4
62	Senior Loan	6/30/2022	127	127	127	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$246,631 / key	60%	2
63	Senior Loan	9/14/2021	132	128	128	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$258,709 / unit	75%	3
64	Senior Loan	6/28/2022	675	143	136	+4.60%	+5.06%	7/9/2029	Austin	Mixed-Use	$118 / sqft	53%	3
65	Senior Loan	3/28/2022	150	127	126	+3.05%	+3.35%	4/9/2027	Miami	Office	$345 / sqft	69%	3
66	Senior Loan	4/3/2018	126	125	125	+2.86%	+3.03%	4/9/2024	Dallas	Retail	$761 / sqft	64%	3
67	Senior Loan	4/6/2021	123	121	121	+3.20%	+3.52%	4/9/2026	Los Angeles	Office	$503 / sqft	65%	3
68	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.17%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
69	Senior Loan	4/29/2022	118	118	117	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	2
70	Senior Loan	3/29/2021	126	121	120	+4.02%	+4.61%	3/29/2026	Diversified - UK	Multi	$52,836 / unit	61%	3
71	Senior Loan	5/20/2021	150	120	120	+3.76%	+4.19%	6/9/2026	San Jose	Office	$308 / sqft	65%	4
72	Senior Loan	6/28/2019	125	117	117	+2.87%	+3.13%	2/1/2024	Los Angeles	Studio	$591 / sqft	48%	3
73	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	3
74	Senior Loan	8/27/2021	122	116	116	+3.00%	+3.29%	9/9/2026	San Diego	Retail	$438 / sqft	58%	3
75	Senior Loan	10/21/2021	114	114	114	+3.01%	+3.26%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
76	Senior Loan	2/20/2019	167	122	122	+4.07%	+4.65%	2/19/2024	London - UK	Office	$600 / sqft	61%	3
77	Senior Loan	12/21/2021	120	113	112	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$386 / sqft	68%	3
78	Senior Loan	3/17/2022	268	126	124	+3.87%	+5.00%	6/30/2025	London - UK	Office	$565 / sqft	62%	3
79	Senior Loan	3/13/2018	123	108	108	+3.00%	+3.27%	4/9/2027	Honolulu	Hospitality	$167,020 / key	50%	3
80	Senior Loan	11/8/2022	109	109	108	+3.88%	+4.53%	11/8/2027	London - UK	Multi	$169,538 / unit	60%	2
81	Senior Loan	11/27/2019	109	107	106	+2.86%	+3.20%	12/9/2024	Minneapolis	Office	$107 / sqft	64%	3
82	Senior Loan	2/15/2022	106	104	104	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$239,257 / unit	73%	3
83	Senior Loan(4)	11/10/2021	362	146	29	+4.00%	+4.76%	12/9/2026	San Francisco	Life Sciences	$277 / sqft	66%	3
84	Senior Loan	12/29/2021	110	103	103	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$177,670 / unit	64%	3
85	Senior Loan	3/29/2022	103	101	100	+2.70%	+2.96%	4/9/2027	Miami	Multi	$281,192 / unit	75%	3
86	Senior Loan	7/1/2021	104	99	99	+3.10%	+3.35%	7/9/2026	Diversified - US	Retail	$281 / sqft	61%	2
87	Senior Loan	10/1/2021	101	99	99	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$230,081 / unit	77%	3
88	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
89	Senior Loan	12/15/2021	147	106	105	+3.47%	+4.52%	12/9/2026	Dublin - IE	Multi	$266,711 / unit	79%	3
90	Senior Loan	12/10/2021	135	102	102	+3.11%	+3.46%	1/9/2027	Miami	Office	$342 / sqft	49%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	3/28/2019	$97	$97	$97	+4.36%	+4.36%	1/9/2024	New York	Hospitality	$249,463 / key	63%	3
92	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
93	Senior Loan	3/25/2020	96	96	96	+2.40%	+2.58%	3/31/2025	Diversified - NL	Multi	$117,556 / unit	65%	2
94	Senior Loan	6/14/2021	100	93	93	+3.81%	+4.16%	7/9/2024	Miami	Office	$196 / sqft	65%	3
95	Senior Loan	10/27/2021	93	93	92	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
96	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	3
97	Senior Loan	12/21/2018	98	91	91	+2.71%	+2.95%	1/9/2024	Chicago	Office	$177 / sqft	72%	3
98	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
99	Senior Loan	10/16/2018	100	91	91	+3.36%	+4.05%	11/9/2024	San Francisco	Hospitality	$197,536 / key	72%	4
100	Senior Loan	12/15/2021	91	89	89	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$255,428 / unit	76%	3
101	Senior Loan	12/10/2018	89	89	89	+4.57%	+5.28%	12/3/2024	London - UK	Office	$425 / sqft	72%	3
102	Senior Loan	6/25/2021	85	85	85	+2.86%	+3.31%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
103	Senior Loan	3/31/2017	89	84	84	+4.30%	+4.30%	4/9/2023	New York	Office	$403 / sqft	64%	5
104	Senior Loan	4/1/2021	102	86	85	+3.41%	+3.85%	4/9/2026	San Jose	Office	$575 / sqft	67%	3
105	Senior Loan	7/30/2021	87	83	84	+2.61%	+2.95%	8/9/2026	Los Angeles	Multi	$165,520 / unit	70%	2
106	Senior Loan	7/29/2021	82	82	81	+2.76%	+3.14%	6/9/2026	Charlotte	Multi	$222,630 / unit	78%	3
107	Senior Loan	3/9/2022	92	81	81	+2.90%	+3.43%	3/9/2025	Boston	Office	$215 / sqft	68%	3
108	Senior Loan	6/14/2022	106	80	79	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$166 / sqft	76%	3
109	Senior Loan	12/15/2021	87	87	86	+4.00%	+4.29%	12/15/2026	Melbourne - AU	Multi	$63,620 / unit	38%	2
110	Senior Loan	6/27/2019	88	83	83	+2.75%	+3.04%	7/9/2024	West Palm Beach	Office	$285 / sqft	70%	2
111	Senior Loan	1/30/2020	104	82	81	+2.96%	+3.17%	2/9/2026	Honolulu	Hospitality	$261,951 / key	63%	3
112	Senior Loan	8/27/2021	79	77	77	+3.85%	+4.43%	9/9/2026	Diversified - US	Hospitality	$114,628 / key	67%	3
113	Senior Loan	11/23/2021	92	77	76	+2.85%	+3.17%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
114	Senior Loan	12/23/2021	318	88	83	+4.25%	+5.14%	6/24/2028	London - UK	Multi	$96,833 / unit	59%	3
115	Senior Loan(4)	12/30/2021	228	73	14	+4.35%	+5.50%	1/9/2028	Los Angeles	Multi	$209,770 / unit	50%	3
116	Senior Loan	12/21/2021	74	72	71	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$211,172 / unit	77%	2
117	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
118	Senior Loan	1/26/2022	338	82	79	+4.10%	+4.66%	2/9/2027	Seattle	Office	$172 / sqft	56%	3
119	Senior Loan	8/17/2022	77	69	68	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$107 / sqft	72%	3
120	Senior Loan	9/22/2021	67	67	67	+3.00%	+3.16%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	3/24/2022	$65	$65	$65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
122	Senior Loan	3/31/2022	70	64	64	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$140,423 / unit	71%	3
123	Senior Loan	8/14/2019	70	63	62	+2.56%	+2.78%	9/9/2024	Los Angeles	Office	$608 / sqft	57%	3
124	Senior Loan	3/31/2021	62	62	62	+3.73%	+3.86%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
125	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
126	Senior Loan	12/23/2021	61	61	61	+2.18%	+2.99%	9/1/2023	New York	Office	$239 / sqft	71%	3
127	Senior Loan	6/30/2021	65	60	60	+2.95%	+3.23%	7/9/2026	Nashville	Office	$246 / sqft	71%	3
128	Senior Loan	4/15/2021	66	60	60	+3.06%	+3.34%	5/9/2026	Austin	Office	$291 / sqft	73%	3
129	Senior Loan	12/17/2021	66	61	61	+4.35%	+4.83%	1/9/2026	Diversified - US	Other	$4,623 / unit	37%	1
130	Senior Loan	9/29/2021	58	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
131	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
132	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
133	Senior Loan	8/22/2019	54	54	54	+2.66%	+3.01%	9/9/2024	Los Angeles	Office	$312 / sqft	63%	3
134	Senior Loan	12/10/2020	61	56	56	+3.30%	+3.56%	1/9/2026	Fort Lauderdale	Office	$194 / sqft	68%	3
135	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
136	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.27%	1/9/2024	Diversified - US	Industrial	$40 / sqft	57%	1
137	Senior Loan	7/30/2021	59	54	53	+2.86%	+3.07%	8/9/2026	Tampa	Multi	$129,293 / unit	71%	2
138	Senior Loan	1/21/2022	68	54	53	+3.70%	+4.09%	2/9/2027	Denver	Office	$318 / sqft	65%	3
139	Senior Loan	8/16/2022	65	58	57	+4.75%	+5.17%	8/16/2027	London - UK	Hospitality	$429,633 / key	64%	3
140	Senior Loan	11/11/2021	54	54	54	+4.07%	+4.86%	8/12/2026	London - UK	Hospitality	$191,445 / key	40%	3
141	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
142	Senior Loan	8/5/2021	57	52	51	+2.96%	+3.24%	8/9/2026	Denver	Office	$195 / sqft	70%	3
143	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
144	Senior Loan	2/20/2019	50	50	50	+3.50%	+3.72%	3/9/2024	Calgary - CAN	Office	$137 / sqft	52%	2
145	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
146	Senior Loan	11/30/2016	57	49	48	+3.18%	+3.40%	12/9/2023	Chicago	Retail	$946 / sqft	54%	4
147	Senior Loan	7/20/2021	48	48	47	+2.86%	+3.21%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
148	Senior Loan	7/28/2021	53	49	49	+2.75%	+3.14%	8/9/2026	Los Angeles	Multi	$277,281 / unit	71%	3
149	Senior Loan	6/26/2019	62	48	48	+3.47%	+3.78%	6/20/2024	London - UK	Office	$538 / sqft	61%	3
150	Senior Loan	12/29/2021	47	47	46	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 199	Senior Loan(4)	Various	1,892	1,566	1,498	+3.15%	+3.57%	2.8 yrs	Various	Various	Various	63%	2.5
	CECL reserve				(337)
	Loans receivable, net		$30,757	$26,743	$24,560	+3.38%	+3.77%	2.9 yrs				64%	2.9

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
(4)In certain instances, we finance our loans through the non-recourse sale of a senior loan interest that is not included in our consolidated financial statements. As of March 31, 2023, eight loans in our portfolio have been financed with an aggregate $1.7 billion of non-consolidated senior interest, which are included in the table above.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable to each loan. As of March 31, 2023, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR and USD LIBOR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2023, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
For information on financial reference rate reforms, refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reference Rate Reform” of this report and “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The recent and expected discontinuation of currently used financial reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” of our Annual Report on Form 10-K filed with the SEC on February 8, 2023.
The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following March 31, 2023, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the year ended March 31, 2023 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of March 31, 2023(2)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets	$26,703,081	$102,978	$205,957	$(102,863)	$(205,441)
Floating rate liabilities(3)	(21,649,409)	(86,598)	(173,195)	86,598	173,156
Net exposure	$5,053,672	$16,380	$32,762	$(16,265)	$(32,285)

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
Investment Portfolio Value
As of March 31, 2023, substantially all of our portfolio earned a floating rate of interest, and so the value of our investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
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
Credit Risks
Our loans are also subject to credit risk, including the risk of default. The performance and value of our loans depend upon the sponsors’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team reviews our loan portfolios and, in certain instances, is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
In addition, we are exposed to the risks generally associated with the commercial real estate market, including variances in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low origination weighted-average LTV of 63.8% as of March 31, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans.
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
The three months ended March 31, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, and geopolitical uncertainty. Recent bank failures and consolidations, and other events affecting financial institutions, have also contributed to volatility in global markets and resulted in diminished liquidity and credit availability in the market broadly. The ongoing and potential future impacts of the war between Russia and Ukraine is also contributing to economic and geopolitical uncertainty.
Continued inflation has prompted central banks to take monetary policy tightening actions, including raising interest rates, which has created further uncertainty for the economy and for our borrowers. Although our business model is such that rising interest rates will, all else equal, correlate to increases in our net income, increases in interest rates may adversely affect our existing borrowers and lead to nonperformance. Additionally, rising rates and increasing costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of March 31, 2023.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2023
	EUR	GBP	All Other(2)
Foreign currency assets	€2,705,291	£2,883,733	$2,126,269
Foreign currency liabilities	(1,972,873)	(2,153,497)	(1,665,689)
Foreign currency contracts – notional	(708,691)	(713,215)	(452,273)
Net exposure to exchange rate fluctuations	€23,727	£17,021	$8,307
Net exposure to exchange rate fluctuations in USD(1)	$25,718	$20,999	$8,307

(1)Represents the U.S. Dollar equivalent as of March 31, 2023.
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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2023, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Atlantia S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

ITEM 6.	EXHIBITS

3.1
Seventh Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 21, 2023 and incorporated herein by reference)

10.1
Fourth Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of January 24, 2023, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd and Citibank, N.A.

10.2	Amendment No. 16 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2023, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association
31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
___________

+ This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act or the Exchange Act.

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

BLACKSTONE MORTGAGE TRUST, INC.

April 26, 2023	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

April 26, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)