Form 10-Q
period 2023-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2023-07-26
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of July 19, 2023 was 172,311,528.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$482,856	$291,340
Loans receivable	24,482,749	25,017,880
Current expected credit loss reserve	(363,875)	(326,137)
Loans receivable, net	24,118,874	24,691,743
Other assets	260,906	370,902
Total Assets	$24,862,636	$25,353,985
Liabilities and Equity
Secured debt, net	$13,431,039	$13,528,164
Securitized debt obligations, net	2,666,414	2,664,010
Asset-specific debt, net	870,147	942,503
Loan participations sold, net	235,857	224,232
Term loans, net	2,108,015	2,114,549
Senior secured notes, net	395,760	395,166
Convertible notes, net	295,208	514,257
Other liabilities	294,007	426,904
Total Liabilities	20,296,447	20,809,785
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 172,310,062 and 171,695,985 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,723	1,717
Additional paid-in capital	5,491,640	5,475,804
Accumulated other comprehensive income	10,740	10,022
Accumulated deficit	(963,441)	(968,749)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,540,662	4,518,794
Non-controlling interests	25,527	25,406
Total Equity	4,566,189	4,544,200
Total Liabilities and Equity	$24,862,636	$25,353,985

Note: The consolidated balance sheets as of June 30, 2023 and December 31, 2022 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of both June 30, 2023 and December 31, 2022, assets of the consolidated VIEs totaled $3.2 billion and liabilities of the consolidated VIEs totaled $2.7 billion. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from loans and other investments
Interest and related income	$521,892	$283,687	$1,013,276	$518,119
Less: Interest and related expenses	344,549	136,619	661,746	237,333
Income from loans and other investments, net	177,343	147,068	351,530	280,786
Other expenses
Management and incentive fees	32,815	27,065	63,865	50,551
General and administrative expenses	13,022	12,409	25,887	24,769
Total other expenses	45,837	39,474	89,752	75,320
Increase in current expected credit loss reserve	(27,807)	(12,983)	(37,630)	(10,446)
Income before income taxes	103,699	94,611	224,148	195,020
Income tax provision	1,202	746	3,095	892
Net income	102,497	93,865	221,053	194,128
Net income attributable to non-controlling interests	(846)	(615)	(1,645)	(1,191)
Net income attributable to Blackstone Mortgage Trust, Inc.	$101,651	$93,250	$219,408	$192,937
Net income per share of common stock
Basic	$0.59	$0.55	$1.27	$1.14
Diluted	$0.58	$0.54	$1.25	$1.12
Weighted-average shares of common stock outstanding
Basic	172,615,385	170,665,601	172,606,914	169,963,730
Diluted	180,886,445	185,009,805	180,877,974	180,332,341
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$102,497	$93,865	$221,053	$194,128
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	28,469	(130,207)	50,328	(175,429)
Realized and unrealized (loss) gain on derivative financial instruments	(25,557)	128,685	(49,609)	174,199
Other comprehensive income (loss)	2,912	(1,522)	719	(1,230)
Comprehensive income	105,409	92,343	221,772	192,898
Comprehensive income attributable to non-controlling interests	(846)	(615)	(1,645)	(1,191)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$104,563	$91,728	$220,127	$191,707
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	6	7,486	—	—	7,492	—	7,492
Dividends reinvested	—	287	—	—	287	—	287
Deferred directors’ compensation	—	163	—	—	163	—	163
Net income	—	—	—	117,757	117,757	799	118,556
Other comprehensive loss	—	—	(2,194)	—	(2,194)	—	(2,194)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,072)	(107,072)	—	(107,072)
Distributions to non-controlling interests	—	—	—	—	—	(733)	(733)
Balance at March 31, 2023	$1,723	$5,483,740	$7,828	$(958,064)	$4,535,227	$25,472	$4,560,699
Restricted class A common stock earned	—	7,492	—	—	7,492	—	7,492
Dividends reinvested	—	235	—	—	235	—	235
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	101,651	101,651	846	102,497
Other comprehensive income	—	—	2,912	—	2,912	—	2,912
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,028)	(107,028)	—	(107,028)
Distributions to non-controlling interests	—	—	—	—	—	(791)	(791)
Balance at June 30, 2023	$1,723	$5,491,640	$10,740	$(963,441)	$4,540,662	$25,527	$4,566,189
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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$221,053	$194,128
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	15,320	17,068
Amortization of deferred fees on loans and debt securities	(43,697)	(38,740)
Amortization of deferred financing costs and premiums/discounts on debt obligations	29,605	22,059
Increase in current expected credit loss reserve	37,630	10,446
Unrealized gain on assets denominated in foreign currencies, net	—	(31)
Unrealized loss (gain) on derivative financial instruments, net	1,366	(713)
Realized gain on derivative financial instruments, net	(16,926)	(4,326)
Changes in assets and liabilities, net
Other assets	5,628	(39,865)
Other liabilities	(11,912)	23,570
Net cash provided by operating activities	238,067	183,596
Cash flows from investing activities
Principal fundings of loans receivable	(715,507)	(5,589,977)
Principal collections and sales proceeds from loans receivable and debt securities	1,491,158	2,004,323
Origination and other fees received on loans receivable	8,088	58,716
Receipts under derivative financial instruments	25,176	129,010
Payments under derivative financial instruments	(164,342)	(6,528)
Collateral deposited under derivative agreements	(163,610)	—
Return of collateral deposited under derivative agreements	257,700	—
Net cash provided by (used in) investing activities	738,663	(3,404,456)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from financing activities
Borrowings under secured debt	$1,339,606	$4,246,219
Repayments under secured debt	(1,590,332)	(2,183,131)
Repayment of securitized debt obligations	(1,807)	—
Borrowings under asset-specific debt	163,539	551,893
Repayments under asset-specific debt	(239,037)	(78,659)
Proceeds from sale of loan participations	—	245,278
Net proceeds from term loan borrowings	—	492,500
Repayments of term loans	(10,998)	(6,869)
Net proceeds from issuance of convertible notes	—	294,000
Repayment of convertible notes	(220,000)	(402,500)
Payment of deferred financing costs	(14,674)	(30,489)
Contributions from non-controlling interests	—	5,040
Distributions to non-controlling interests	(1,524)	(11,359)
Net proceeds from issuance of class A common stock	—	52,155
Dividends paid on class A common stock	(213,272)	(209,847)
Net cash (used in) provided by financing activities	(788,499)	2,964,231
Net increase (decrease) in cash and cash equivalents	188,231	(256,629)
Cash and cash equivalents at beginning of period	291,340	551,154
Effects of currency translation on cash and cash equivalents	3,285	(10,945)
Cash and cash equivalents at end of period	$482,856	$283,580
Supplemental disclosure of cash flows information
Payments of interest	$(639,090)	$(188,611)
Payments of income taxes	$(4,290)	$(407)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(106,832)	$(105,583)
Loan principal payments held by servicer, net	$12,272	$189,909
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the outstanding principal balance, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both June 30, 2023 and December 31, 2022, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $505.9 million and $459.6 million as of June 30, 2023 and December 31, 2022, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
Loans Receivable
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost.
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Changes to the CECL reserve are recognized through net income on our consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL reserve, it does specify the reserve should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which consists of loans that share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
Our loans typically include commitments to fund incremental proceeds to our borrowers over the life of the loan. These future funding commitments are also subject to the CECL model. The CECL reserve related to future loan fundings is recorded as a component of Other Liabilities on our consolidated balance sheets. This CECL reserve is estimated using the same process outlined above for our outstanding loan balances, and changes in this component of the CECL reserve will similarly impact our consolidated net income. For both the funded and unfunded portions of our loans, we consider our internal risk rating of each loan as the primary credit quality indicator underlying our assessment.
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
•Impaired Loans: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge-off the impairment losses if and when such amounts are deemed nonrecoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
Contractual Term and Unfunded Loan Commitments
Expected credit losses are estimated over the contractual term of each loan, adjusted for expected repayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserve.
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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2023.
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
Proceeds or payments from periodic settlements of derivative instruments are classified on our consolidated statement of cash flows in the same section as the underlying hedged item.
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
Senior Loan Participations
In certain instances, we have executed a syndication of a non-recourse senior loan interest to a third-party. Depending on the particular structure of the syndication, the senior loan interest may remain on our GAAP balance sheet or, in other cases, the sale will be recognized and the senior loan interest will no longer be included in our consolidated financial statements. When these sales are not recognized under GAAP we reflect the transaction by recording a loan participations sold liability on our consolidated balance sheet, however this gross presentation does not impact stockholders’ equity or net income. When the sales are recognized, our balance sheet only includes our remaining subordinate loan, and excludes the non-consolidated senior interest in the loan that we sold.
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
As of June 30, 2023, we had an aggregate $214.4 million asset-specific CECL reserve related to seven of our loans receivable with an aggregate outstanding principal balance of $1.1 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of June 30, 2023. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of these loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.25% to 7.75%, and the unlevered discount rate, which ranged from 7.28% to 9.75%.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Recent Accounting Pronouncements
In March 2022, the FASB issued Accounting Standards Update, or ASU, 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on our consolidated financial statements.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2023, one-month term SOFR is utilized as the floating benchmark rate on substantially all of our floating rate U.S. dollar loans and related financings. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2023, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of June 30, 2023, substantially all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2023	December 31, 2022
Number of loans	191	203
Principal balance	$24,590,905	$25,160,343
Net book value	$24,118,874	$24,691,743
Unfunded loan commitments(1)	$3,009,727	$3,806,153
Weighted-average cash coupon(2)	+ 3.43%	+ 3.44%
Weighted-average all-in yield(2)	+ 3.77%	+ 3.84%
Weighted-average maximum maturity (years)(3)	2.7	3.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of June 30, 2023 and December 31, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and USD LIBOR. Floating rate exposure includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2023, 28% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 72% were open to repayment by the borrower without penalty. As of December 31, 2022, 50% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 50% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of June 30, 2023 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$40,390	$—	$40,390
0.00% or no floor(2)	4,519,901	7,137,346	11,657,247
0.01% to 1.00% floor	7,927,710	827,534	8,755,244
1.01% to 1.50% floor	1,755,631	159,826	1,915,457
1.51% to 2.00% floor	683,184	315,028	998,212
2.01% or more floor	1,224,355	—	1,224,355
Total(3)	$16,151,171	$8,439,734	$24,590,905

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(3)As of June 30, 2023, the weighted-average index rate floor of our loan portfolio was 0.43%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.79%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2022	$25,160,343	$(142,463)	$25,017,880
Loan fundings	715,507	—	715,507
Loan repayments and sales	(1,471,756)	—	(1,471,756)
Unrealized gain (loss) on foreign currency translation	186,811	(1,302)	185,509
Deferred fees and other items	—	(8,088)	(8,088)
Amortization of fees and other items	—	43,697	43,697
Loans Receivable, as of June 30, 2023	$24,590,905	$(108,156)	$24,482,749
CECL reserve			(363,875)
Loans Receivable, net, as of June 30, 2023			$24,118,874

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, and deferred origination expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

June 30, 2023
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	57	$9,144,160	$9,946,592	$8,153,099	35%
Multifamily	78	6,074,837	6,215,656	6,031,007	26
Hospitality	27	4,710,058	4,733,603	4,411,701	19
Industrial	12	2,182,656	2,196,620	2,187,458	9
Retail	7	859,300	872,164	848,347	4
Life Sciences / Studio	4	394,179	671,360	394,696	2
Other	6	1,117,559	1,119,478	1,088,830	5
Total loans receivable	191	$24,482,749	$25,755,473	$23,115,138	100%
CECL reserve		(363,875)
Loans receivable, net		$24,118,874

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	70	$5,922,987	$6,057,503	$5,772,894	25%
Northeast	34	5,423,738	5,441,150	4,508,193	20
West	32	3,474,245	4,540,222	3,438,215	15
Midwest	9	935,771	936,400	928,950	4
Northwest	6	336,724	340,464	338,507	1
Subtotal	151	16,093,465	17,315,739	14,986,759	65
International
United Kingdom	23	3,578,515	3,605,195	3,349,450	14
Australia	5	1,386,528	1,396,424	1,390,044	6
Ireland	3	1,233,639	1,239,285	1,231,642	5
Spain	3	1,120,469	1,123,774	1,085,076	5
Sweden	1	456,280	459,022	458,668	2
Other Europe	5	613,853	616,034	613,499	3
Subtotal	40	8,389,284	8,439,734	8,128,379	35
Total loans receivable	191	$24,482,749	$25,755,473	$23,115,138	100%
CECL reserve		(363,875)
Loans receivable, net		$24,118,874

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and sold, including $1.2 billion of such non-consolidated senior interests as of June 30, 2023. See Note 2 for further discussion.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2023, which is our total loan exposure net of (i) $1.2 billion of non-consolidated senior interests, (ii) $875.6 million of asset-specific debt, (iii) $236.3 million of loan participations sold, and (iv) our aggregate CECL reserve of $363.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and sold, including $1.6 billion of such non-consolidated senior interests as of December 31, 2022. See Note 2 for further discussion.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2022, which is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of loan participations sold, and (iv) our aggregate CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value, total loan exposure, and net loan exposure of our loans receivable based on our internal risk ratings ($ in thousands):

	June 30, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	14	$1,079,927	$1,129,034	$1,080,883
2	40	6,119,929	6,702,386	5,162,941
3	115	13,058,671	13,694,483	12,914,436
4	15	3,138,665	3,143,646	3,085,355
5	7	1,085,557	1,085,924	871,523
Total loans receivable	191	$24,482,749	$25,755,473	$23,115,138
CECL reserve		(363,875)
Loans receivable, net		$24,118,874

	December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	17	$1,403,185	$1,428,232	$1,170,725
2	36	5,880,424	6,562,852	5,292,933
3	134	14,128,133	15,209,018	13,826,730
4	11	2,677,027	2,680,145	2,628,539
5	5	929,111	930,034	740,256
Total loans receivable	203	$25,017,880	$26,810,281	$23,659,183
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and sold, including $1.2 billion and $1.6 billion of such non-consolidated senior interests as of June 30, 2023 and December 31, 2022, respectively. See Note 2 for further discussion.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2023, which is our total loan exposure net of (i) $1.2 billion of non-consolidated senior interests, (ii) $875.6 million of asset-specific debt, (iii) $236.3 million of loan participations sold, and (iv) our aggregate CECL reserve of $363.9 million. Our net loan exposure as of December 31, 2022 is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of loan participations sold, and (iv) our aggregate CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 2.9 as of both June 30, 2023 and December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase (decrease) in CECL reserve	5,314	(2,823)	483	7,480	10,454
CECL reserve as of March 31, 2023	$73,194	$19,696	$46,443	$197,258	$336,591
Increase (decrease) in CECL reserve	1,199	9,296	(354)	17,143	27,284
CECL reserve as of June 30, 2023	$74,393	$28,992	$46,089	$214,401	$363,875

CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Decrease in CECL reserve	(644)	(54)	(1,760)	—	(2,458)
CECL reserve as of March 31, 2022	$26,241	$10,209	$30,897	$54,874	$122,221
Increase in CECL reserve	7,070	1,135	2,598	—	10,803
CECL reserve as of June 30, 2022	$33,311	$11,344	$33,495	$54,874	$133,024

(1) Includes Canadian loans, which have similar risk characteristics as U.S. loans.
During the three months ended June 30, 2023, we recorded an increase of $27.3 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $363.9 million as of June 30, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
During the three months ended June 30, 2023, we recorded an aggregate net increase of $17.1 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by one additional loan that was impaired during the three months ended June 30, 2023. As of June 30, 2023, the income accrual was suspended on this loan as recovery of income and principal was doubtful. During the three months ended June 30, 2023, we recorded $2.1 million of interest income on this loan.
As of June 30, 2023, we had an aggregate $214.4 million asset-specific CECL reserve related to seven of our loans receivable, with an aggregate amortized cost basis of $1.1 billion. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2023. No income was recorded on each of our impaired loans subsequent to determining that they were impaired. As of June 30, 2023, all borrowers were compliant with all contractual terms of each respective loan, including payment of interest. During the three months ended June 30, 2023, we received an aggregate $12.3 million of cash proceeds from such loans that were applied as a reduction to the principal balance of each respective loan. Refer to Note 2 for further discussion of our revenue recognition and CECL reserve policies.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of June 30, 2023 and December 31, 2022, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of June 30, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
U.S. loans
1	$—	$151,081	$419,536	$39,902	$53,005	$416,403	$1,079,927
2	—	117,461	2,035,067	32,213	225,815	1,484,838	3,895,394
3	—	2,056,658	4,101,424	592,034	707,601	420,735	7,878,452
4	—	81,476	814,897	140,000	—	1,117,762	2,154,135
5	—	—	—	—	—	—	—
Total U.S. loans	$—	$2,406,676	$7,370,924	$804,149	$986,421	$3,439,738	$15,007,908
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	1,143,947	983,748	96,840	—	—	2,224,535
3	—	567,330	1,203,907	—	2,002,986	85,118	3,859,341
4	—	—	—	—	354,689	—	354,689
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$1,711,277	$2,187,655	$96,840	$2,357,675	$85,118	$6,438,565
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	874,358	—	—	260,917	185,603	1,320,878
4	—	—	—	—	—	629,841	629,841
5	—	—	—	—	—	—	—
Total unique loans	$—	$874,358	$—	$—	$260,917	$815,444	$1,950,719
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	296,077	—	—	789,480	1,085,557
Total impaired loans	$—	$—	$296,077	$—	$—	$789,480	$1,085,557
Total loans receivable
1	$—	$151,081	$419,536	$39,902	$53,005	$416,403	$1,079,927
2	—	1,261,408	3,018,815	129,053	225,815	1,484,838	6,119,929
3	—	3,498,346	5,305,331	592,034	2,971,504	691,456	13,058,671
4	—	81,476	814,897	140,000	354,689	1,747,603	3,138,665
5	—	—	296,077	—	—	789,480	1,085,557
Total loans receivable	$—	$4,992,311	$9,854,656	$900,989	$3,605,013	$5,129,780	$24,482,749
CECL reserve							(363,875)
Loans receivable, net							$24,118,874

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASC 326
In the second quarter of 2023, we entered into three loan modifications, which require disclosure pursuant to ASC 326. All such loans were collateralized by office assets.
Two of the loan modifications included other-than-insignificant payment delays, specifically the option to pay interest in-kind. For one of the loans the maximum maturity date was extended by six months, the borrower contributed $2.0 million of additional reserves, and the interest rate increased by 5.11%. The other modification included an additional 4.00% exit fee. As of June 30, 2023, the aggregate amortized cost basis of the loans was $286.7 million, or 1.2% of our aggregate loans receivable portfolio, and they had an aggregate $10.0 million of unfunded commitments. The loans paid all contractual interest due as of June 30, 2023, had risk ratings of 5 as of June 30, 2023, and have asset-specific CECL reserves.
The third loan modification included a term extension of nineteen months, a rate reduction of 2.74% and conversion to fixed rate, with a portion of the interest paid in-kind. The borrower repaid $4.9 million of the loan at the time of modification, with an additional $2.5 million of repayment due during the initial maturity period. As of June 30, 2023, the amortized cost basis of the loan was $229.9 million, or 0.9% of our aggregate loans receivable portfolio, and it had no unfunded commitment. The loan has paid all contractual interest due as of June 30, 2023, had a risk rating of 4 as of June 30, 2023, and its modified terms were included in the determination of our general CECL reserve.
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of June 30, 2023 and December 31, 2022, our Multifamily Joint Venture held $798.6 million and $795.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2023	December 31, 2022
Accrued interest receivable	$188,844	$189,569
Loan portfolio payments held by servicer(1)	49,087	68,489
Derivative assets	12,689	7,349
Collateral deposited under derivative agreements	9,020	103,110
Accounts receivable and other assets	674	1,318
Prepaid expenses	592	1,067
Total	$260,906	$370,902

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2023	December 31, 2022
Accrued dividends payable	$106,832	$106,455
Accrued interest payable	72,594	80,263
Secured debt repayments pending servicer remittance(1)	36,815	60,585
Accrued management and incentive fees payable	32,815	33,830
Derivative liabilities	19,962	119,665
Current expected credit loss reserve for unfunded loan commitments(2)	16,272	16,380
Accounts payable and other liabilities	8,717	9,726
Total	$294,007	$426,904

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of June 30, 2023, we had unfunded commitments of $3.0 billion related to 105 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and six months ended June 30, 2023 and 2022 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserve as of December 31, 2022	$11,748	$4,632	$—	$—	$16,380
Decrease in CECL reserve	(148)	(483)	—	—	(631)
CECL reserve as of March 31, 2023	$11,600	$4,149	$—	$—	$15,749
(Decrease) increase in CECL reserve	(404)	927	—	—	523
CECL reserve as of June 30, 2023	$11,196	$5,076	$—	$—	$16,272

CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase (decrease) in CECL reserve	209	(218)	—	—	(9)
CECL reserve as of March 31, 2022	$4,281	$1,973	$—	$—	$6,254
Increase in CECL reserve	2,042	138	—	—	2,180
CECL reserve as of June 30, 2022	$6,323	$2,111	$—	$—	$8,434

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the six months ended June 30, 2023, we obtained approval for $73.9 million of new borrowings against $92.4 million of collateral assets. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2023	December 31, 2022
Secured credit facilities	$13,451,427	$13,549,748
Acquisition facility	—	—
Total secured debt	$13,451,427	$13,549,748
Deferred financing costs(1)	(20,388)	(21,584)
Net book value of secured debt	$13,431,039	$13,528,164

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
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2023 ($ in thousands):

June 30, 2023
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$7,269,836	April 2026	138	$11,207,372	April 2026	36%	25% - 100%
GBP	7	2,486,823	June 2026	22	3,306,552	July 2026	27%	25% - 50%
EUR	7	2,092,802	August 2025	11	2,813,367	August 2025	41%	25% - 100%
Others(5)	4	1,601,966	July 2027	7	2,022,823	July 2027	25%	25%
Total	15	$13,451,427	May 2026	178	$19,350,114	May 2026	34%	25% - 100%

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
(5)Includes Australian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of June 30, 2023 and December 31, 2022 ($ in thousands):

	Six Months Ended June 30, 2023	June 30, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,948,547	+1.54%	$8,579,535	+3.27%	+1.73%
+ 1.51% to + 1.75%	—	2,968,963	+1.83%	4,194,995	+3.57%	+1.74%
+ 1.76% to + 2.00%	—	1,919,615	+2.13%	2,977,246	+4.02%	+1.89%
+ 2.01% or more	69,306	2,614,302	+2.61%	3,598,338	+4.59%	+1.98%
Total	$69,306	$13,451,427	+1.89%	$19,350,114	+3.68%	+1.79%

	Year Ended December 31, 2022	December 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,508	$7,433,204	+1.53%	$10,465,647	+3.24%	+1.71%
+ 1.51% to + 1.75%	368,265	2,246,223	+1.88%	3,538,815	+3.73%	+1.85%
+ 1.76% to + 2.00%	405,723	1,514,541	+2.16%	2,483,240	+4.14%	+1.98%
+ 2.01% or more	1,246,650	2,355,780	+2.63%	3,207,088	+4.78%	+2.15%
Total	$3,350,146	$13,549,748	+1.85%	$19,694,790	+3.70%	+1.85%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of June 30, 2023 and December 31, 2022 for new financings closed during the six months ended June 30, 2023 and year ended December 31, 2022, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost recovery method.
(4)Represents the weighted-average all-in cost as of June 30, 2023 and December 31, 2022, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of June 30, 2023, there was an aggregate $1.3 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024.
During the six months ended June 30, 2023, we had no borrowings under the acquisition facility and we recorded interest expense of $447,000, including $136,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2022, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $333,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to June 30, 2023; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2023 and December 31, 2022, we were in compliance with these covenants.

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

	June 30, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$800,779	+ 1.69%	May 2038
Underlying Collateral Assets	28	1,000,000	1,000,000	+ 3.46%	August 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	808,171	+ 2.15%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.07%	January 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,059,234	1,057,464	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,316,109	1,316,109	+ 3.25%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,671,734	$2,666,414	+1.77%
Underlying Collateral Assets	61	$3,316,109	$3,316,109	+ 3.25%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over SOFR, which is the relevant floating benchmark rate for each securitized debt obligation. Excludes loans accounted for under the cost recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and six months ended June 30, 2023, we recorded $43.3 million and $83.1 million, respectively, of interest expense related to our securitized debt obligations.

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
7. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	June 30, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	2	$875,616	$870,147	+ 3.25%	February 2026
Collateral assets	2	$1,040,020	$1,030,689	+ 4.01%	February 2026

	December 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	4	$950,278	$942,503	+ 3.29%	January 2026
Collateral assets	4	$1,094,450	$1,081,035	+ 4.73%	January 2026

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
8. LOAN PARTICIPATIONS SOLD, NET
The sale of a non-recourse senior interest in a loan through a participation agreement generally does not qualify for sale accounting under GAAP. For such transactions, we therefore present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. The obligation to pay principal and interest on these liabilities is generally based on the performance of the related loan obligation, and does not require an actual cash outlay from us. The gross presentation of loan participations sold does not impact stockholders’ equity or net income.

The following table details our loan participations sold ($ in thousands):

	June 30, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participation(3)	1	$236,276	$235,857	+ 3.22%	March 2027
Total Loan	1	$295,345	$293,639	+ 4.86%	March 2027

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participation(3)	1	$224,744	$224,232	+ 3.22%	March 2027
Total Loan	1	$280,930	$278,843	+ 4.86%	March 2027

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
(3)During the three and six months ended June 30, 2023, we recorded $4.2 million and $8.0 million, respectively, of interest expense related to our loan participations sold. During the three and six months ended June 30, 2022 we recorded $2.2 million and $2.4 million, respectively, of interest expense related to our loan participations sold.
9. TERM LOANS, NET
As of June 30, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$915,609	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	413,055	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	817,556	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,146,220

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the three and six months ended June 30, 2023, we recorded $44.9 million and $86.8 million, respectively, of interest expense related to our Term Loans, including $2.3 million and $4.6 million, respectively, of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	June 30, 2023	December 31, 2022
Face value	$2,146,220	$2,157,218
Deferred financing costs and unamortized discount	(38,205)	(42,669)
Net book value	$2,108,015	$2,114,549
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2023 and December 31, 2022, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
10. SENIOR SECURED NOTES, NET
As of June 30, 2023, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the three and six months ended June 30, 2023, we recorded $4.0 million and $8.1 million, respectively, of interest expense related to our Senior Secured Notes, including $299,000 and $594,000, respectively, of amortization of deferred fees and expenses.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2023	December 31, 2022
Face value	$400,000	$400,000
Deferred financing costs	(4,240)	(4,834)
Net book value	$395,760	$395,166
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2023 and December 31, 2022, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
11. CONVERTIBLE NOTES, NET
During the six months ended June 30, 2023, we repaid the aggregate $220.0 million principal amount of our March 2018 convertible senior notes at maturity on March 15, 2023.
As of June 30, 2023, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the March 2022 convertible notes supplemental indenture has not been exceeded as of June 30, 2023.
Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The March 2022 convertible notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the March 2022 convertible notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $20.81 on June 30, 2023 was less than the per share conversion price of the March 2022 convertible notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2023	December 31, 2022
Face value	$300,000	$520,000
Deferred financing costs and unamortized discount	(4,792)	(5,743)
Net book value	$295,208	$514,257
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash coupon	$4,125	$8,132	$10,389	$15,384
Discount and issuance cost amortization	319	790	950	1,578
Total interest expense	$4,444	$8,922	$11,339	$16,962
Accrued interest payable for the Convertible Notes was $4.9 million and $7.9 million as of June 30, 2023 and December 31, 2022, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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
The use of derivative financial instruments involves certain risks, including the risk that the counterparties to these contractual arrangements do not perform as agreed. To mitigate this risk, we only enter into derivative financial instruments with counterparties that have appropriate credit ratings and are major financial institutions with which we and our affiliates also have other financial relationships.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

June 30, 2023				December 31, 2022
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	1,004,507	Buy USD / Sell SEK Forward	2	kr	1,003,626
Buy USD / Sell GBP Forward	5		£706,195	Buy USD / Sell GBP Forward	6		£690,912
Buy USD / Sell EUR Forward	7		€684,078	Buy USD / Sell EUR Forward	8		€722,311
Buy USD / Sell AUD Forward	5	A$	452,074	Buy USD / Sell AUD Forward	8	A$	541,813
Buy USD / Sell DKK Forward	2	kr.	195,656	Buy USD / Sell DKK Forward	3	kr.	195,019
Buy USD / Sell CAD Forward	2	C$	22,189	Buy USD / Sell CAD Forward	2	C$	22,187
Buy USD / Sell CHF Forward	4	CHF	7,116	Buy USD / Sell CHF Forward	2	CHF	5,263

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

June 30, 2023			December 31, 2022
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	2	£24,400	Buy GBP / Sell USD Forward	2		£109,076
Buy USD / Sell GBP Forward	2	£24,400	Buy USD / Sell GBP Forward	2		£109,076
Buy EUR / Sell USD Forward	2	€17,500	Buy AUD / Sell USD Forward	1	A$	23,600
Buy USD / Sell EUR Forward	2	€17,500	Buy USD / Sell AUD Forward	1	A$	23,600
Cash Flow Hedges of Interest Rate Risk
Certain of our financing transactions expose us to a fixed versus floating rate mismatch between our assets and liabilities. We use derivative financial instruments, which include interest rate swaps, and may also include interest rate caps, interest rate options, floors, and other interest rate derivative contracts, to hedge interest rate risk associated with our borrowings where there is potential for an index mismatch.
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

June 30, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	1.4
No cash flow hedges of interest rate risk were outstanding as of December 31, 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2023, we estimate that an additional $1.4 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2023	2022	2023	2022
Designated Hedges	Interest Income(1)	$7,072	$3,238	$15,479	$4,982
Designated Hedges	Interest Expense(2)	75	—	75	—
Non-Designated Hedges	Interest Income(1)	51	(7)	68	(8)
Non-Designated Hedges	Interest Expense(3)	(43)	55	(62)	65
Total		$7,155	$3,286	$15,560	$5,039

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(2)Represents the financial statement impact of proceeds (payments) from periodic settlements related to our interest rate swap, which is designated as a cash flow hedge.
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$11,060	$501	$19,087	$111,573
Interest rate derivatives	1,388	—	—	—
Total derivatives designated as hedging instruments	$12,448	$501	$19,087	$111,573
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$241	$6,848	$875	$8,092
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$241	$6,848	$875	$8,092
Total Derivatives	$12,689	$7,349	$19,962	$119,665

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023		Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Net Investment Hedges
Foreign exchange contracts(1)	$(26,945)	$(50,997)	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	1,388	1,388	Interest Expense	—	—
Total	$(25,557)	$(49,609)		$—	$—

(1)During the three and six months ended June 30, 2023, we paid net cash settlements of $7.8 million and $139.2 million, respectively, on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2023, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of June 30, 2023, we had collateral posted with our counterparties of $9.0 million. As of December 31, 2022, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of December 31, 2022 we had collateral posted with our counterparties of $103.1 million.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of June 30, 2023, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2023 and December 31, 2022.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2023	2022
Beginning balance	172,106,593	168,543,370
Issuance of class A common stock(2)	3,613	1,678,420
Issuance of restricted class A common stock, net(3)(4)	505,432	436,831
Issuance of deferred stock units	34,126	27,455
Ending balance	172,649,764	170,686,076

(1)Includes 339,702 and 391,027 deferred stock units held by members of our board of directors as of June 30, 2023 and 2022, respectively.
(2)Includes 3,613 and 3,420 shares issued under our dividend reinvestment program during the six months ended June 30, 2023 and 2022, respectively.
(3)Includes 25,482 and 13,197 restricted shares issued to our board of directors during the six months ended June 30, 2023 and 2022, respectively.
(4)Net of 4,000 shares of restricted class A common stock forfeited under our stock-based incentive plans during the six months ended June 30, 2022. No shares were forfeited during the six months ended June 30, 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the six months ended June 30, 2023 and 2022, we issued 3,613 shares and 3,420 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of June 30, 2023, a total of 9,977,935 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of June 30, 2023, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2023, we did not issue any shares of our class A common stock under ATM Agreements. During the six months ended June 30, 2022, we issued and sold 1,675,000 shares of class A common stock under ATM Agreements, generating net proceeds totaling $52.2 million. As of June 30, 2023, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On June 15, 2023, we declared a dividend of $0.62 per share, or $106.8 million in aggregate, that was paid on July 14, 2023 to stockholders of record as of June 30, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Class A common stock dividends declared	$106,832	$105,583	$213,648	$211,158
Deferred stock unit dividends declared	196	229	452	455
Total dividends declared	$107,028	$105,812	$214,100	$211,613
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings
Net income(1)	$101,651	$93,250	$219,408	$192,937
Weighted-average shares outstanding, basic	172,615,385	170,665,601	172,606,914	169,963,730
Per share amount, basic	$0.59	$0.55	$1.27	$1.14

Diluted Earnings
Net income(1)	$101,651	$93,250	$219,408	$192,937
Add back: Interest expense on Convertible Notes, net(2)(3)	3,556	5,913	7,111	8,313
Diluted earnings	$105,207	$99,163	$226,519	$201,250
Weighted-average shares outstanding, basic	172,615,385	170,665,601	172,606,914	169,963,730
Effect of dilutive securities - Convertible Notes(3)	8,271,060	14,344,204	8,271,060	10,368,611
Weighted-average common shares outstanding, diluted	180,886,445	185,009,805	180,877,974	180,332,341
Per share amount, diluted	$0.58	$0.54	$1.25	$1.12

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our Convertible Notes, net of incentive fees.
(3)For the three and six months ended June 30, 2023, represents 8.3 million of weighted average shares, using the if-converted method, related to our March 2022 Convertible Notes. For the three and six months ended June 30, 2022, represents 8.3 million and 6.1 million of weighted-average shares, using the if-converted method, related to our March 2022 and March 2018 Convertible Notes, respectively. Our March 2018 Convertible Notes were repaid during the six months ended June 30, 2023. Refer to Note 11 for additional discussion on our Convertible Notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2023, total accumulated other comprehensive income was $10.7 million, primarily representing $210.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $199.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2022, total accumulated other comprehensive income was $10.0 million, primarily representing $259.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $249.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of June 30, 2023, our Multifamily Joint Venture’s total equity was $170.2 million, of which $144.7 million was owned by us, and $25.5 million was allocated to non-controlling interests. As of December 31, 2022, our Multifamily Joint Venture’s total equity was $169.4 million, of which $144.0 million was owned by us, and $25.4 million was allocated to non-controlling interests.

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

During the three and six months ended June 30, 2023, we incurred $18.6 million and $37.2 million, respectively, of management fees payable to our manager, compared with $18.2 million and $36.3 million, respectively, during the same period in 2022. In addition, during the three and six months ended June 30, 2023, we incurred $14.2 million and $26.7 million, respectively, of incentive fees payable to our Manager, compared with $8.8 million and $14.3 million, respectively, during the same period in 2022.
As of June 30, 2023 and December 31, 2022 we had accrued management and incentive fees payable to our Manager of $32.8 million and $33.8 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Professional services	$3,291	$2,693	$6,570	$5,390
Operating and other costs	2,066	1,298	3,997	2,311
Subtotal(1)	5,357	3,991	10,567	7,701
Non-cash compensation expenses
Restricted class A common stock earned	7,492	8,245	14,984	16,723
Director stock-based compensation	173	173	336	345
Subtotal	7,665	8,418	15,320	17,068
Total general and administrative expenses	$13,022	$12,409	$25,887	$24,769

(1)During the three and six months ended June 30, 2023, we recognized an aggregate $288,000 and $596,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and six months ended June 30, 2022, we recognized an aggregate $227,000 and $544,000, respectively, of expenses related to our Multifamily Joint Venture.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2023 and December 31, 2022, we were in compliance with all REIT requirements.
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
During the three and six months ended June 30, 2023, we recorded a current income tax provision of $1.2 million and $3.1 million, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and six months ended June 30, 2022, we recorded a current income tax provision of $746,000 and $892,000, respectively. We did not have any deferred tax assets or liabilities as of June 30, 2023 or December 31, 2022.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of June 30, 2023, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of June 30, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2023, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2023, there were 8,671,307 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2022	1,883,784	$27.90
Granted	505,432	21.37
Vested	(562,645)	27.32
Balance as of June 30, 2023	1,826,571	$26.27

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,826,571 shares of restricted class A common stock outstanding as of June 30, 2023 will vest as follows: 547,626 shares will vest in 2023; 851,201 shares will vest in 2024; and 427,744 shares will vest in 2025. As of June 30, 2023, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $46.3 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2023.
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$12,689	$—	$12,689	$—	$7,349	$—	$7,349
Liabilities
Derivatives	$—	$19,962	$—	$19,962	$—	$119,665	$—	$119,665
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2023			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$482,856	$482,856	$482,856	$291,340	$291,340	$291,340
Loans receivable, net	24,118,874	24,590,905	23,849,357	24,691,743	25,160,343	24,445,042
Financial liabilities
Secured debt, net	13,431,039	13,451,427	13,047,034	13,528,164	13,549,748	13,121,306
Securitized debt obligations, net	2,666,414	2,671,734	2,502,526	2,664,010	2,673,541	2,597,377
Asset-specific debt, net	870,147	875,616	864,934	942,503	950,278	934,815
Loan participations sold, net	235,857	236,276	229,694	224,232	224,744	217,717
Secured term loans, net	2,108,015	2,146,220	1,993,927	2,114,549	2,157,218	2,103,943
Senior secured notes, net	395,760	400,000	335,069	395,166	400,000	343,665
Convertible notes, net	295,208	300,000	257,823	514,257	520,000	478,232

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
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2023	December 31, 2022
Assets
Loans receivable	$3,316,109	$3,317,316
Current expected credit loss reserve	(112,999)	(93,396)
Loans receivable, net	3,203,110	3,223,920
Other assets	14,946	15,995
Total assets	$3,218,056	$3,239,915
Liabilities
Securitized debt obligations, net	$2,666,414	$2,664,010
Other liabilities	7,314	7,234
Total liabilities	$2,673,728	$2,671,244
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
As of June 30, 2023 and December 31, 2022, our consolidated balance sheets included $32.8 million and $33.8 million of accrued management and incentive fees payable to our Manager, respectively. During the three and six months ended June 30, 2023, we paid aggregate management and incentive fees of $31.1 million and $64.9 million, respectively, to our Manager, compared to $23.5 million and $51.9 million, respectively, during the same period of 2022. In addition, during the three and six months ended June 30, 2023, we incurred expenses of $1.5 million and $1.9 million, respectively, that were paid by our Manager and will be reimbursed by us, compared to $367,000 and $560,000 of such expenses during the same period of 2022.
As of June 30, 2023, our Manager held 901,515 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $24.5 million, and vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2023 and 2022, we recorded non-cash expenses related to shares held by our Manager of $3.9 million and $7.8 million, respectively, compared to $4.2 million and $8.4 million during the same period in 2022. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the years ended June 30, 2023 and 2022.
During the three and six months ended June 30, 2023, we incurred $242,000 and $480,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager, compared to $95,000 and $192,000, respectively, during the same period of 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
In the first quarter of 2019, we originated £240.1 million of a total £490.0 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. The loan terms were negotiated by our third-party co-lender, and we forgo all non-economic rights under the loan, including voting rights, so long as a Blackstone-advised investment vehicle controls the borrower. In the second quarter of 2023, the loan was modified to include, among other changes, an extension of the loan's maturity date, an additional borrower equity contribution and partial repayment, and an increase in the loan’s contractual interest rate (a portion of which is paid-in-kind). The terms of the modification were negotiated by our third-party co-lender, and we agreed to the modification on such terms.
20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of June 30, 2023, we had aggregate unfunded commitments of $3.0 billion across 105 loans receivable, and $1.8 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.2 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.8 years.
Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2023 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2023 (remaining)	$218,767	$—	$10,998	$—	$—	$229,765
2024	2,999,518	—	21,997	—	—	3,021,515
2025	1,433,177	741,207	21,997	—	—	2,196,381
2026	4,404,473	—	1,302,575	—	—	5,707,048
2027	3,304,294	—	8,258	400,000	300,000	4,012,552
Thereafter	1,091,198	134,409	780,395	—	—	2,006,002
Total obligation	$13,451,427	$875,616	$2,146,220	$400,000	$300,000	$17,173,263

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
(4)Total does not include $2.7 billion of consolidated securitized debt obligations, $1.2 billion of non-consolidated senior interests, and $236.3 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of June 30, 2023, of the ten members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. The other four board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.

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
Recent Developments

Macroeconomic Environment

The six months ended June 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.
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

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of June 30, 2023, one-month term SOFR is utilized as the floating benchmark rate on substantially all of our floating rate U.S. dollar loans and related financings. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of June 30, 2023, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of June 30, 2023, substantially all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” of our Annual Report on Form 10-K filed with the SEC on February 8, 2023.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended June 30, 2023, we recorded basic earnings per share of $0.59, declared a dividend of $0.62 per share, and reported $0.79 per share of Distributable Earnings. In addition, our book value as of June 30, 2023 was $26.30 per share, which is net of a $2.20 per share cumulative CECL reserve.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2023	March 31, 2023
Net income(1)	$101,651	$117,757
Weighted-average shares outstanding, basic	172,615,385	172,598,349
Per share amount, basic	$0.59	$0.68
Dividends declared per share	$0.62	$0.62

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
The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2023	March 31, 2023
Net income(1)	$101,651	$117,757
Increase in current expected credit loss reserve	27,807	9,823
Non-cash compensation expense	7,665	7,655
Realized hedging and foreign currency (loss) gain, net(2)	(130)	889
Adjustments attributable to non-controlling interests, net	(42)	(29)
Other items	43	18
Distributable Earnings	$136,994	$136,113
Weighted-average shares outstanding, basic(3)	172,615,385	172,598,349
Distributable Earnings per share, basic	$0.79	$0.79

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents realized gains and losses on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net income, but rather as a component of Other Comprehensive Income in our consolidated financial statements.
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

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2023	March 31, 2023
Stockholders’ equity	$4,540,662	$4,535,227
Shares
Class A common stock	172,310,062	172,284,118
Deferred stock units	339,702	316,479
Total outstanding	172,649,764	172,600,597
Book value per share(1)	$26.30	$26.28

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
Loan fundings during the quarter totaled $442.9 million and loan repayments and sales during the quarter totaled $1.5 billion. We generated interest income of $521.9 million and incurred interest expense of $344.5 million during the quarter, which resulted in $177.3 million of net interest income during the three months ended June 30, 2023.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Loan originations(1)	$—	$—
Loan fundings(2)	$442,861	$886,490
Loan repayments and sales(3)	(1,534,174)	(2,128,110)
Total net repayments	$(1,091,313)	$(1,241,620)

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three and six months ended June 30, 2023, include $97.2 million and $171.0 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three and six months ended June 30, 2023, include $654.8 million and $656.4 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of June 30, 2023 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	191	191
Principal balance	$24,590,905	$25,755,473
Net book value	$24,118,874	$24,118,874
Unfunded loan commitments(2)	$3,009,727	$3,009,727
Weighted-average cash coupon(3)	+ 3.43%	+ 3.39%
Weighted-average all-in yield(3)	+ 3.77%	+ 3.73%
Weighted-average maximum maturity (years)(4)	2.7	2.7
Origination loan to value (LTV)(5)	64.0%	63.9%

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and sold, including $1.2 billion of such non-consolidated senior interests, as of June 30, 2023, that are not included in our balance sheet portfolio. We have retained an aggregate $294.0 million of subordinate mezzanine loans, as of June 30, 2023, related to these non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $504.3 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of June 30, 2023, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of June 30, 2023, 29% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 71% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of June 30, 2023 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$40,390	$—	$40,390
0.00% or no floor(3)	5,220,666	7,137,346	12,358,012
0.01% to 1.00% floor	8,045,402	827,534	8,872,936
1.01% to 1.50% floor	1,755,631	159,826	1,915,457
1.51% to 2.00% floor	1,029,295	315,028	1,344,323
2.01% or more floor	1,224,355	—	1,224,355
Total(4)	$17,315,739	$8,439,734	$25,755,473

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and sold, including $1.2 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(3)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(4)As of June 30, 2023, the weighted-average index rate floor of our loan portfolio was 0.44%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.81%. As of December 31, 2022, the weighted-average index rate floor of our loan portfolio was 0.38%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.65%
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of June 30, 2023 (total loan exposure amounts in thousands):

Investment Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
151	$	$17,315,739	SOFR(4)	+ 3.22%	+ 3.54%
10	€	€2,578,941	EURIBOR	+ 3.17%	+ 3.60%
23	£	£2,835,469	SONIA	+ 3.87%	+ 4.33%
7	Various	$2,024,472	Other(5)	+ 4.14%	+ 4.43%
191		$25,755,473	Applicable Index	+ 3.39%	+ 3.73%

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. Total loan exposure encompasses the entire loan we originated and sold, including $1.2 billion of such non-consolidated senior interests that are not included in our balance sheet portfolio.
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
(4)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(5)Includes floating rate loans indexed to STIBOR, BBSY, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of June 30, 2023:

Collateral Diversification
(Net Loan Exposure,(1) % of Total)
Geographic Diversification
(Net Loan Exposure,(1) % of Total)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2023, which is our total loan exposure net of (i) $1.2 billion of non-consolidated senior interests, (ii) $875.6 million of asset-specific debt, (iii) $236.3 million of loan participations sold, and (iv) our aggregate CECL reserve of $363.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the three months ended June 30, 2023, we collected 100.0% of the contractual interest payments that were due under our loans, with virtually no interest deferrals. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, experienced sponsors.

We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.9% as of June 30, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of June 30, 2023, we had an aggregate $214.4 million asset-specific CECL reserve related to seven of our loans receivable, with an aggregate amortized cost basis of $1.1 billion. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2023.

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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 2.9 as of both June 30, 2023 and December 31, 2022.
The following table allocates the principal balance, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	14	$1,079,927	$1,129,034	$1,080,883
2	40	6,119,929	6,702,386	5,162,941
3	115	13,058,671	13,694,483	12,914,436
4	15	3,138,665	3,143,646	3,085,355
5	7	1,085,557	1,085,924	871,523
Loans receivable	191	$24,482,749	$25,755,473	$23,115,138
CECL reserve		(363,875)
Loans receivable, net		$24,118,874

(1)In certain instances, we have executed a sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion. Total loan exposure encompasses the entire loan we originated and sold, including $1.2 billion of such non-consolidated senior interests as of June 30, 2023.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2023, which is our total loan exposure net of (i) $1.2 billion of non-consolidated senior interests, (ii) $875.6 million of asset-specific debt, (iii) $236.3 million of loan participations sold, and (iv) our aggregate CECL reserve of $363.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended June 30, 2023, we recorded an increase of $27.3 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $363.9 million as of June 30, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
During the three months ended June 30, 2023, we recorded an aggregate net increase of $17.1 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by one additional loan that was impaired during the three months ended June 30, 2023. As of June 30, 2023, the income accrual was suspended on this loan as recovery of income and principal was doubtful. During the three months ended June 30, 2023, we recorded $2.1 million of interest income on this loan.
As of June 30, 2023, we had an aggregate $214.4 million asset-specific CECL reserve related to seven of our loans receivable, with an aggregate amortized cost basis of $1.1 billion. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2023. No income was recorded on each of our impaired loans subsequent to determining that they were impaired. As of June 30, 2023, all borrowers were compliant with all contractual terms of each respective loan, including payment of interest. During the three months ended

June 30, 2023, we received an aggregate $12.3 million of cash proceeds from such loans that were applied as a reduction to the principal balance of each respective loan. Refer to Note 2 for further discussion of our revenue recognition and CECL reserve policies.
Multifamily Joint Venture
As of June 30, 2023, our Multifamily Joint Venture held $798.6 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2023	December 31, 2022
Secured debt	$13,451,427	$13,549,748
Securitizations	2,671,734	2,673,541
Asset-specific debt	875,616	950,278
Total portfolio financing	$16,998,777	$17,173,567
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2023	December 31, 2022
Secured credit facilities	$13,451,427	$13,549,748
Acquisition facility	—	—
Total secured debt	$13,451,427	$13,549,748

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2023 ($ in thousands):

	Six Months Ended June 30, 2023	June 30, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,948,547	+1.54%	$8,579,535	+3.27%	+1.73%
+ 1.51% to + 1.75%	$—	2,968,963	+1.83%	4,194,995	+3.57%	+1.74%
+ 1.76% to + 2.00%	$—	1,919,615	+2.13%	2,977,246	+4.02%	+1.89%
+ 2.01% or more	69,306	2,614,302	+2.61%	3,598,338	+4.59%	+1.98%
Total	$69,306	$13,451,427	+1.89%	$19,350,114	+3.68%	+1.79%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of June 30, 2023 for new financings closed during the six months ended June 30, 2023.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost recovery method.
(4)Represents the weighted-average all-in cost as of June 30, 2023 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024. As of June 30, 2023, we had no assets pledged to our acquisition facility and no outstanding borrowings.

Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	June 30, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$800,779	+ 1.69%	May 2038
Underlying Collateral Assets	28	1,000,000	1,000,000	+ 3.46%	August 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	808,171	+ 2.15%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.07%	January 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,059,234	1,057,464	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,316,109	1,316,109	+ 3.25%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,671,734	$2,666,414	+ 1.77%
Underlying Collateral Assets	61	$3,316,109	$3,316,109	+ 3.25%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over SOFR, which is the relevant floating benchmark rate for each securitized debt obligation. Excludes loans accounted for under the cost recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and six months ended June 30, 2023, we recorded $43.3 million and $83.1 million of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	June 30, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	2	$875,616	$870,147	+ 3.25%	February 2026
Collateral assets	2	$1,040,020	$1,030,689	+ 4.01%	February 2026

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	June 30, 2023	December 31, 2022
Term loans	$2,146,220	$2,157,218
Senior secured notes	400,000	400,000
Convertible notes	300,000	520,000
Total corporate financing	$2,846,220	$3,077,218

Term Loans
As of June 30, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$915,609	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	$413,055	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	$817,556	+ 3.50%	+ 4.11%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Note 2 and Note 9 to our consolidated financial statements for additional discussion of our Term Loans.
Senior Secured Notes
As of June 30, 2023, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$400,000	3.75%	4.04%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.

Convertible Notes
As of June 30, 2023 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the March 2022 convertible notes supplemental indentures has not been exceeded as of June 30, 2023.
Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2023, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate investments. In certain cases, we have financed fixed rate assets with floating rate liabilities, and have purchased interest rate swaps to effectively convert our net exposure to floating rate.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s exposure to interest rates by currency as of June 30, 2023 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)	$16,110,780	£2,649,469	€2,578,941	$2,024,472
Floating rate debt(2)(4)	(12,963,406)	(1,957,666)	(1,918,418)	(1,601,966)
Net floating rate exposure	$3,147,374	£691,803	€660,523	$422,506
Net floating rate exposure in USD(6)	$3,147,374	$878,797	$720,565	$422,506

(1)Includes Australian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(4)Net of $1.2 billion of non-consolidated senior interests and $236.3 million of loan participations sold, as of June 30, 2023. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans, and have no impact on our net floating rate exposure.
(5)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and term loans.
(6)Represents the U.S. Dollar equivalent as of June 30, 2023.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023 and March 31, 2023 ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2023	March 31, 2023	$
Income from loans and other investments
Interest and related income	$521,892	$491,384	$30,508
Less: Interest and related expenses	344,549	317,197	27,352
Income from loans and other investments, net	177,343	174,187	3,156
Other expenses
Management and incentive fees	32,815	31,050	1,765
General and administrative expenses	13,022	12,865	157
Total other expenses	45,837	43,915	1,922
Increase in current expected credit loss reserve	(27,807)	(9,823)	(17,984)
Income before income taxes	103,699	120,449	(16,750)
Income tax provision	1,202	1,893	(691)
Net Income	102,497	118,556	(16,059)
Net income attributable to non-controlling interests	(846)	(799)	(47)
Net income attributable to Blackstone Mortgage Trust, Inc.	$101,651	$117,757	$(16,106)
Net income per share of common stock
Basic	$0.59	$0.68	$(0.09)
Diluted	$0.58	$0.67	$(0.09)
Weighted-average shares of common stock outstanding
Basic	172,615,385	172,598,349	17,036
Diluted	180,886,445	180,869,409	17,036
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $3.2 million during the three months ended June 30, 2023 compared to the three months ended March 31, 2023. The increase was primarily due to an increase in floating rate indices during the three months ended June 30, 2023 compared to the three months ended March 31, 2023.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $1.9 million during the three months ended June 30, 2023 compared to the three months ended March 31, 2023 primarily due to an increase of (i) $1.7 million of incentive fees payable to our Manager and (ii) $147,000 of general operating expenses.
Changes in current expected credit loss reserve
During the three months ended June 30, 2023, we recorded a $27.8 million increase in the CECL reserve, as compared to a $9.8 million increase during the three months ended March 31, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Dividends per share
During the three months ended June 30, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million. During the three months ended March 31, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million.
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023 and 2022 ($ in thousands, except per share data):

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	$
Income from loans and other investments
Interest and related income	$1,013,276	$518,119	$495,157
Less: Interest and related expenses	661,746	237,333	424,413
Income from loans and other investments, net	351,530	280,786	70,744
Other expenses
Management and incentive fees	63,865	50,551	13,314
General and administrative expenses	25,887	24,769	1,118
Total other expenses	89,752	75,320	14,432
Increase in current expected credit loss reserve	(37,630)	(10,446)	(27,184)
Income before income taxes	224,148	195,020	29,128
Income tax provision	3,095	892	2,203
Net Income	221,053	194,128	26,925
Net income attributable to non-controlling interests	(1,645)	(1,191)	(454)
Net income attributable to Blackstone Mortgage Trust, Inc.	$219,408	$192,937	$26,471
Net income per share of common stock
Basic	$1.27	$1.14	$0.13
Diluted	$1.25	$1.12	$0.13
Weighted-average shares of common stock outstanding
Basic	172,606,914	169,963,730	2,643,184
Diluted	180,877,974	180,332,341	545,633
Dividends declared per share	$1.24	$1.24	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $70.7 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to (i) an increase in floating rate indices during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $1.6 billion for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This was offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $1.6 billion for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.
Other expenses
Other expenses increased by $14.4 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to an increase of (i) $12.4 million of incentive fees payable to our Manager, due to an increase in Distributable Earnings, (ii) $2.9 million of general operating expenses, and (iii) $917,000 of management fees payable to our Manager, primarily as a result of an increase in equity. This was offset by a reduction in non-cash restricted stock amortization of $1.7 million related to shares awarded under our long-term incentive plans.

Changes in current expected credit loss reserve
During the six months ended June 30, 2023, we recorded a $37.6 million increase in the CECL reserve, as compared to a $10.4 million increase during the six months ended June 30, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
Dividends per share
During the six months ended June 30, 2023, we declared aggregate dividends of $1.24 per share, or $213.6 million. During the six months ended June 30, 2022, we declared aggregate dividends of $1.24 per share, or $211.2 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of June 30, 2023, our capitalization structure included $4.5 billion of common equity, $2.8 billion of corporate debt, and $17.0 billion of asset-level financings. Our $2.8 billion of corporate debt includes $2.1 billion of term loan borrowings, $400.0 million of senior secured notes, and $300.0 million of convertible notes. Our $17.0 billion of asset-level financings includes $13.5 billion of secured debt, $2.7 billion of securitizations, and $875.6 million of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of June 30, 2023, we have $1.8 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2023	December 31, 2022
Debt-to-equity ratios
Debt-to-equity ratio(1)	3.7x	3.8x
Adjusted debt-to-equity ratio(2)	3.4x	3.6x
Total leverage ratios
Total leverage ratio(3)	4.3x	4.4x
Adjusted total leverage ratio(4)	3.9x	4.1x

(1)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(2)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, excluding our aggregate CECL reserve of $380.1 million and $342.5 million, as of June 30, 2023, and December 31, 2022, respectively.
(3)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(4)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity, excluding our aggregate CECL reserve of $380.1 million and $342.5 million, as of June 30, 2023, and December 31, 2022, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$482,856	$291,340
Available borrowings under secured debt	1,263,729	1,536,638
Loan principal payments held by servicer, net(1)	12,272	7,425
	$1,758,857	$1,835,403

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the six months ended June 30, 2023, we generated cash flow from operating activities of $238.1 million and received $1.5 billion from loan principal collections and sales proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,977,935 shares of class A common stock were available for issuance as of June 30, 2023, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of June 30, 2023. Refer to Note 13 to our consolidated financial statements for additional details.
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
As of June 30, 2023, we had unfunded commitments of $3.0 billion related to 105 loans receivable and $1.8 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.2 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.8 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2023 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$3,009,727	$676,632	$1,259,347	$505,227	$568,521
Principal repayments under secured debt(3)	13,451,427	962,798	5,425,160	6,205,857	857,612
Principal repayments under asset-specific debt(3)	875,616	—	741,207	—	134,409
Principal repayments of term loans(4)	2,146,220	21,997	1,331,441	16,516	776,266
Principal repayments of senior secured notes	400,000	—	—	400,000	—
Principal repayments of convertible notes(5)	300,000	—	—	300,000	—
Interest payments(3)(6)	3,629,943	1,185,772	1,755,117	569,254	119,800
Total(7)	$23,812,933	$2,847,199	$10,512,272	$7,996,854	$2,456,608

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
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2023 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.7 billion of consolidated securitized debt obligations, $1.2 billion of non-consolidated senior interests, and $236.3 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
We are also required to settle our foreign exchange and interest rate derivatives with our derivative counterparties upon maturity which, depending on foreign currency exchange and interest rate movements, may result in cash received from or due to such counterparties. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 12 to our consolidated financial statements for details regarding our derivative contracts.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by operating activities	$238,067	$183,596
Cash flows provided by (used in) investing activities	738,663	(3,404,456)
Cash flows (used in) provided by financing activities	(788,499)	2,964,231
Net increase (decrease) in cash and cash equivalents	$188,231	$(256,629)
We experienced a net increase in cash and cash equivalents of $188.2 million for the six months ended June 30, 2023, compared to a net decrease of $256.6 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, we received $1.5 billion from loan principal collections and sales proceeds. Also, during the six months ended June 30, 2023, we (i) funded $715.5 million of loans, (ii) repaid a net $250.7 million of secured debt borrowings, (iii) repaid $220.0 million of convertible notes, (iv) paid $213.3 million of dividends on our class A common stock, and (v) repaid a net $75.5 million of asset-specific debt.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2023 and December 31, 2022, we were in compliance with all REIT requirements.
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
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. We estimate our CECL reserve primarily using the Weighted Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We may also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2023.
•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge-off the impairment losses if and when such amounts are deemed nonrecoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
These assumptions vary from quarter to quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the six months ended June 30, 2023, we recorded an aggregate $37.6 million increase in the CECL reserve related to our loans receivable and unfunded loan commitments, bringing our total reserve to $380.1 million as of June 30, 2023. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the outstanding principal balance, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a component of interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2023 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	8/14/2019	$1,155	$1,059	$1,056	+3.05%	+3.78%	12/23/2024	Dublin - IE	Mixed-Use	$346 / sqft	74%	3
2	Senior Loan	4/9/2018	1,487	1,057	1,054	+4.45%	+4.75%	6/9/2025	New York	Office	$524 / sqft	48%	2
3	Senior Loan	6/24/2022	882	882	874	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$401 / sqft	59%	3
4	Senior Loan(4)	8/7/2019	746	699	142	+3.22%	+3.72%	9/9/2025	Los Angeles	Office	$473 / sqft	59%	2
5	Senior Loan	3/22/2018	630	630	630	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
6	Senior Loan	3/30/2021	459	459	456	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$85 / sqft	76%	2
7	Senior Loan	7/23/2021	500	441	437	+4.10%	+4.55%	8/9/2027	New York	Multi	$592,256 / unit	58%	2
8	Senior Loan(4)	11/22/2019	470	374	75	+3.78%	+4.25%	12/9/2025	Los Angeles	Office	$685 / sqft	69%	3
9	Senior Loan	8/22/2018	363	363	363	+3.42%	+3.42%	8/9/2023	Maui	Hospitality	$471,391 / key	61%	1
10	Senior Loan	12/9/2021	385	356	356	+2.76%	+2.89%	12/9/2026	New York	Mixed-Use	$123 / sqft	50%	2
11	Senior Loan	9/23/2019	382	356	355	+3.00%	+3.23%	8/15/2024	Diversified - Spain	Hospitality	$126,793 / key	62%	4
12	Senior Loan	4/11/2018	345	335	335	+2.25%	+2.28%	5/1/2025	New York	Office	$424 / sqft	71%	4
13	Senior Loan	5/6/2022	307	307	305	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$97 / sqft	53%	2
14	Senior Loan	2/27/2020	303	302	302	+2.70%	+2.94%	3/9/2025	New York	Multi	$795,074 / unit	59%	3
15	Senior Loan	10/25/2021	300	300	298	+4.00%	+4.32%	10/25/2024	Diversified - AU	Hospitality	$147,797 / key	56%	2
16	Senior Loan	3/25/2022	295	295	294	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$130,223 / key	65%	2
17	Senior Loan	9/29/2021	312	289	288	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$377 / sqft	66%	2
18	Senior Loan	12/11/2018	310	289	290	+2.55%	+3.24%	12/9/2023	Chicago	Office	$245 / sqft	78%	4
19	Senior Loan	10/23/2018	290	282	282	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$263 / sqft	64%	2
20	Senior Loan	7/15/2021	312	281	278	+4.25%	+4.74%	7/16/2026	Diversified - EUR	Hospitality	$214,962 / key	53%	3
21	Senior Loan	9/30/2021	280	275	274	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$145,229 / unit	74%	3
22	Senior Loan	11/30/2018	275	275	273	+2.43%	+2.43%	8/9/2025	New York	Hospitality	$292,696 / key	73%	5
23	Senior Loan	1/11/2019	261	261	261	+5.01%	+5.06%	6/14/2028	Diversified - UK	Other	$258 / sqft	74%	3
24	Senior Loan	11/30/2018	261	261	261	+2.80%	+3.04%	12/9/2024	San Francisco	Hospitality	$380,626 / key	73%	4
25	Senior Loan	9/14/2021	259	255	254	+2.61%	+2.87%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
26	Senior Loan	6/8/2022	272	249	248	+3.65%	+4.00%	6/9/2027	New York	Office	$1,395 / sqft	75%	3
27	Senior Loan	2/23/2022	245	231	229	+2.60%	+2.84%	3/9/2027	Reno	Multi	$214,170 / unit	74%	3
28	Senior Loan(7)	9/16/2021	230	230	230	+1.63%	+1.63%	11/9/2025	San Francisco	Office	$279 / sqft	53%	4
29	Senior Loan	7/16/2021	232	217	216	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$239,790 / unit	69%	3
30	Senior Loan	6/28/2019	208	208	207	+3.82%	+4.08%	6/26/2024	London - UK	Office	$501 / sqft	71%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	6/27/2019	$209	$205	$205	+2.80%	+2.80%	8/15/2026	Berlin - DEU	Office	$441 / sqft	62%	3
32	Senior Loan	4/23/2021	213	203	203	+3.65%	+3.65%	5/9/2024	Washington, DC	Office	$227 / sqft	57%	5
33	Senior Loan	8/31/2017	197	197	196	+2.62%	+2.62%	9/9/2023	Orange County	Office	$230 / sqft	64%	5
34	Senior Loan	7/29/2022	280	196	192	+4.60%	+5.65%	7/27/2027	London - UK	Industrial	$253 / sqft	52%	3
35	Senior Loan	9/30/2021	195	195	194	+3.86%	+4.21%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
36	Senior Loan	12/22/2016	196	195	196	+2.00%	+2.00%	12/9/2023	New York	Office	$275 / sqft	64%	5
37	Senior Loan	9/30/2021	256	195	193	+3.11%	+3.50%	10/9/2028	Chicago	Office	$215 / sqft	74%	4
38	Senior Loan	9/25/2019	187	187	187	+4.47%	+4.99%	9/26/2024	London - UK	Office	$871 / sqft	72%	3
39	Senior Loan	11/23/2018	186	186	186	+2.68%	+2.92%	2/15/2024	Diversified - UK	Office	$1,148 / sqft	50%	3
40	Senior Loan	12/21/2021	191	186	185	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$376 / sqft	67%	3
41	Senior Loan	7/23/2021	244	183	181	+5.11%	+5.50%	8/9/2027	New York	Office	$592 / sqft	53%	4
42	Senior Loan(4)	11/10/2021	362	180	35	+4.11%	+4.85%	12/9/2026	San Francisco	Life Sciences	$341 / sqft	66%	3
43	Senior Loan	2/15/2022	191	178	177	+2.90%	+3.14%	3/9/2027	Denver	Office	$348 / sqft	61%	3
44	Senior Loan	1/27/2022	178	173	172	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$113,012 / unit	71%	3
45	Senior Loan	3/9/2022	172	172	170	+2.95%	+3.17%	8/15/2027	Various	Retail	$146 / sqft	55%	2
46	Senior Loan	6/28/2022	675	168	161	+4.60%	+5.06%	7/9/2029	Austin	Mixed-Use	$140 / sqft	53%	3
47	Senior Loan	5/13/2021	199	166	165	+3.66%	+4.10%	6/9/2026	Boston	Life Sciences	$841 / sqft	64%	3
48	Senior Loan	12/17/2021	168	165	164	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,601 / unit	48%	1
49	Senior Loan	5/27/2021	205	161	160	+2.81%	+3.11%	6/9/2026	Atlanta	Office	$135 / sqft	66%	3
50	Senior Loan	10/7/2021	165	160	160	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$324 / sqft	68%	3
51	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
52	Senior Loan	3/17/2022	276	154	152	+3.87%	+5.11%	6/30/2025	London - UK	Office	$600 / sqft	62%	3
53	Senior Loan	6/4/2018	153	153	152	+3.50%	+3.74%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
54	Senior Loan	1/7/2022	155	152	151	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
55	Senior Loan	1/17/2020	203	150	150	+2.86%	+3.00%	2/9/2025	New York	Mixed-Use	$124 / sqft	43%	3
56	Senior Loan	9/4/2018	163	150	150	+4.25%	+4.50%	9/9/2024	Las Vegas	Hospitality	$181,054 / key	70%	2
57	Senior Loan	11/18/2021	144	144	143	+3.25%	+3.51%	11/18/2026	London - UK	Other	$181 / sqft	65%	2
58	Senior Loan	12/20/2019	143	143	142	+3.22%	+3.44%	12/18/2026	London - UK	Office	$723 / sqft	75%	3
59	Senior Loan	3/10/2020	140	140	140	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	53%	4
60	Senior Loan	9/30/2021	187	138	136	+4.00%	+4.51%	9/30/2026	Diversified - Spain	Hospitality	$118,821 / key	60%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	2/25/2022	$137	$137	$137	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$79 / sqft	69%	2
62	Senior Loan	8/24/2021	156	133	132	+2.71%	+3.03%	9/9/2026	San Jose	Office	$317 / sqft	65%	3
63	Senior Loan	2/20/2019	172	132	132	+4.07%	+4.73%	2/19/2024	London - UK	Office	$649 / sqft	61%	3
64	Senior Loan	9/14/2021	132	129	129	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$260,134 / unit	75%	3
65	Senior Loan	6/30/2022	127	127	126	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$245,856 / key	60%	2
66	Senior Loan	4/3/2018	126	125	125	+2.86%	+3.11%	4/9/2024	Dallas	Retail	$761 / sqft	64%	3
67	Senior Loan	3/29/2021	129	124	124	+4.02%	+4.61%	3/29/2026	Diversified - UK	Multi	$54,403 / unit	61%	3
68	Senior Loan	5/20/2021	150	123	122	+3.76%	+4.19%	6/9/2026	San Jose	Office	$314 / sqft	65%	4
69	Senior Loan	4/6/2021	123	122	121	+3.31%	+3.60%	4/9/2026	Los Angeles	Office	$504 / sqft	65%	3
70	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.17%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
71	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	2
72	Senior Loan	6/28/2019	125	117	117	+2.87%	+3.13%	2/1/2024	Los Angeles	Studio	$591 / sqft	48%	3
73	Senior Loan	8/27/2021	122	117	117	+3.11%	+3.41%	9/9/2026	San Diego	Retail	$442 / sqft	58%	3
74	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	3
75	Senior Loan	12/21/2021	120	115	114	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$393 / sqft	68%	3
76	Senior Loan	10/21/2021	114	114	114	+3.01%	+3.26%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
77	Senior Loan	3/28/2022	130	113	112	+2.55%	+2.85%	4/9/2027	Miami	Office	$305 / sqft	69%	3
78	Senior Loan	11/8/2022	112	112	112	+3.88%	+4.53%	11/8/2027	London - UK	Multi	$174,568 / unit	60%	2
79	Senior Loan	12/15/2021	148	111	110	+3.49%	+4.61%	12/9/2026	Dublin - IE	Multi	$278,663 / unit	79%	3
80	Senior Loan	3/13/2018	123	108	108	+3.11%	+3.34%	4/9/2027	Honolulu	Hospitality	$167,518 / key	50%	3
81	Senior Loan	11/27/2019	109	107	107	+2.86%	+3.20%	12/9/2024	Minneapolis	Office	$107 / sqft	64%	3
82	Senior Loan	12/23/2021	328	106	101	+4.25%	+5.40%	6/24/2028	London - UK	Multi	$117,014 / unit	59%	3
83	Senior Loan	2/15/2022	106	104	104	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$239,443 / unit	73%	3
84	Senior Loan	12/29/2021	110	103	103	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$177,670 / unit	64%	3
85	Senior Loan	12/10/2021	135	103	103	+3.11%	+3.46%	1/9/2027	Miami	Office	$346 / sqft	49%	3
86	Senior Loan	3/29/2022	103	101	101	+2.70%	+2.96%	4/9/2027	Miami	Multi	$281,724 / unit	75%	3
87	Senior Loan	10/1/2021	101	100	99	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$230,451 / unit	77%	3
88	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
89	Senior Loan	3/25/2020	97	97	97	+2.40%	+2.58%	3/31/2025	Diversified - NL	Multi	$118,315 / unit	65%	2
90	Senior Loan	3/28/2019	97	97	97	+4.36%	+4.36%	1/9/2024	New York	Hospitality	$249,463 / key	63%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	10/28/2021	$96	$96	$95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$353,704 / unit	79%	3
92	Senior Loan	6/14/2021	100	94	94	+3.81%	+3.81%	7/9/2024	Miami	Office	$197 / sqft	65%	5
93	Senior Loan	10/27/2021	93	93	92	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
94	Senior Loan	10/16/2018	102	93	93	+3.36%	+3.60%	11/9/2024	San Francisco	Hospitality	$191,807 / key	72%	4
95	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	3
96	Senior Loan	12/21/2018	98	91	91	+2.71%	+2.95%	1/9/2024	Chicago	Office	$177 / sqft	72%	4
97	Senior Loan	1/26/2022	338	91	88	+4.10%	+4.70%	2/9/2027	Seattle	Office	$191 / sqft	56%	3
98	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
99	Senior Loan	12/15/2021	91	90	89	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$256,393 / unit	76%	3
100	Senior Loan	4/1/2021	102	89	89	+3.41%	+3.87%	4/9/2026	San Jose	Office	$595 / sqft	67%	4
101	Senior Loan	12/15/2021	87	87	86	+4.00%	+4.29%	12/15/2026	Melbourne - AU	Multi	$63,420 / unit	38%	2
102	Senior Loan	6/25/2021	85	85	85	+2.86%	+3.31%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
103	Senior Loan	12/10/2018	85	85	85	+4.57%	+5.28%	12/3/2024	London - UK	Office	$408 / sqft	72%	3
104	Senior Loan	1/30/2020	104	84	84	+2.96%	+3.17%	2/9/2026	Honolulu	Hospitality	$271,101 / key	63%	3
105	Senior Loan	7/30/2021	87	84	84	+2.61%	+2.95%	8/9/2026	Los Angeles	Multi	$166,827 / unit	70%	2
106	Senior Loan	6/27/2019	88	84	84	+2.75%	+3.04%	7/9/2024	West Palm Beach	Office	$290 / sqft	70%	2
107	Senior Loan	3/31/2017	84	84	84	+9.41%	+9.41%	10/9/2023	New York	Office	$402 / sqft	64%	5
108	Senior Loan	6/14/2022	106	83	83	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$172 / sqft	76%	3
109	Senior Loan	3/9/2022	92	82	82	+2.90%	+3.43%	3/9/2025	Boston	Office	$216 / sqft	68%	4
110	Senior Loan	7/29/2021	82	82	81	+2.76%	+3.08%	8/9/2026	Charlotte	Multi	$222,786 / unit	78%	3
111	Senior Loan	8/27/2021	79	78	78	+3.85%	+4.43%	9/9/2026	Diversified - US	Hospitality	$115,462 / key	67%	3
112	Senior Loan	11/23/2021	92	77	76	+2.85%	+3.17%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
113	Senior Loan(4)	3/29/2022	224	74	14	+4.50%	+5.37%	4/9/2027	Miami	Multi	$380,952 / unit	72%	3
114	Senior Loan(4)	12/30/2021	228	73	14	+4.00%	+4.93%	1/9/2028	Los Angeles	Multi	$209,770 / unit	50%	3
115	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$211,895 / unit	77%	2
116	Senior Loan	8/14/2019	70	70	70	+2.56%	+2.69%	9/9/2024	Los Angeles	Office	$680 / sqft	57%	3
117	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
118	Senior Loan	8/17/2022	78	69	69	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$108 / sqft	72%	3
119	Senior Loan	9/22/2021	67	67	67	+3.26%	+3.57%	4/1/2024	Jacksonville	Multi	$181,081 / unit	62%	2
120	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	3/31/2022	$70	$65	$64	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$141,534 / unit	71%	3
122	Senior Loan	8/16/2022	67	64	63	+4.75%	+5.17%	8/16/2027	London - UK	Hospitality	$473,610 / key	64%	3
123	Senior Loan	12/17/2021	66	63	63	+4.35%	+4.83%	1/9/2026	Diversified - US	Other	$4,794 / unit	37%	1
124	Senior Loan	3/31/2021	62	62	62	+3.99%	+4.30%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
125	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
126	Senior Loan	12/23/2021	61	61	61	+2.18%	+2.99%	9/1/2023	New York	Office	$238 / sqft	71%	3
127	Senior Loan	6/30/2021	65	60	60	+2.95%	+3.23%	7/9/2026	Nashville	Office	$248 / sqft	71%	3
128	Senior Loan	4/15/2021	66	60	60	+3.06%	+3.34%	5/9/2026	Austin	Office	$293 / sqft	73%	3
129	Senior Loan(4)	3/23/2020	59	59	12	+3.82%	+4.62%	4/9/2025	Nashville	Office	$90 / sqft	60%	1
130	Senior Loan	9/29/2021	58	58	58	+2.85%	+3.02%	10/1/2025	Houston	Multi	$52,968 / unit	61%	3
131	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
132	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
133	Senior Loan	12/10/2020	61	56	56	+3.30%	+3.56%	1/9/2026	Fort Lauderdale	Office	$194 / sqft	68%	3
134	Senior Loan	11/11/2021	55	55	55	+4.07%	+4.86%	8/12/2026	London - UK	Hospitality	$197,125 / key	40%	3
135	Senior Loan	1/21/2022	68	55	55	+3.70%	+4.09%	2/9/2027	Denver	Office	$326 / sqft	65%	3
136	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
137	Senior Loan	8/22/2019	54	54	54	+2.66%	+3.01%	9/9/2024	Los Angeles	Office	$312 / sqft	63%	3
138	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.27%	1/9/2024	Diversified - US	Industrial	$40 / sqft	57%	1
139	Senior Loan	8/5/2021	57	52	52	+2.96%	+3.24%	8/9/2026	Denver	Office	$197 / sqft	70%	3
140	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
141	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
142	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
143	Senior Loan	7/28/2021	53	49	49	+2.75%	+3.14%	8/9/2026	Los Angeles	Multi	$277,281 / unit	71%	3
144	Senior Loan	11/30/2016	57	49	48	+3.18%	+3.40%	12/9/2023	Chicago	Retail	$848 / sqft	54%	4
145	Senior Loan	7/20/2021	48	48	48	+2.86%	+3.21%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
146	Senior Loan	10/21/2022	47	47	47	+4.14%	+4.51%	10/18/2027	Diversified - DEU	Industrial	$66 / sqft	74%	3
147	Senior Loan	12/29/2021	47	47	46	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
148	Senior Loan	10/1/2019	48	46	46	+3.80%	+4.24%	10/9/2025	Atlanta	Hospitality	$259,356 / key	74%	3
149	Senior Loan	4/7/2022	57	45	45	+3.25%	+3.57%	4/9/2027	Denver	Office	$133 / sqft	59%	3
150	Senior Loan	7/30/2021	45	45	45	+2.75%	+2.86%	8/1/2026	Portland	Multi	$62,378 / unit	64%	3
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 191	Senior Loan	Various	1,368	1,275	1,268	+3.06%	+3.51%	2.5 yrs	Various	Various	Various	63%	2.5
	CECL reserve				(364)
	Loans receivable, net		$29,270	$25,756	$24,119	+ 3.39%	+ 3.73%	2.7 yrs				64%	2.9

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
(4)In certain instances, we have originated a senior loan and executed the sale of a non-recourse senior loan interest that is not included in our consolidated financial statements. As of June 30, 2023, six loans in our portfolio have been sold with an aggregate $1.2 billion of non-consolidated senior interest, which are included in the table above.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of June 30, 2023, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)This loan earns interest at a fixed rate. Cash coupon and all-in yield are expressed as a floating rate to include an interest rate swap that effectively converts the loan to a floating rate exposure.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
For information on financial reference rate reforms, refer to “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reference Rate Reform” of this report and “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments” of our Annual Report on Form 10-K filed with the SEC on February 8, 2023.
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2023, substantially all of our investments by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans. In certain cases, we have financed fixed rate assets with floating rate liabilities, and have purchased interest rate swaps to effectively convert our net exposure to floating rate.
The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following June 30, 2023, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended June 30, 2023 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of June 30, 2023(2)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(3)(4)	$24,314,240	$93,449	$186,898	$(93,449)	$(186,898)
Floating rate liabilities(4)(5)	(19,144,997)	(76,580)	(153,160)	76,580	153,160
Net exposure	$5,169,243	$16,869	$33,738	$(16,869)	$(33,738)

(1)Reflects the USD equivalent value of floating rate assets and liabilities denominated in foreign currencies.
(2)Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 14 to our consolidated financial statements for additional details of our incentive fee calculation.
(3)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(4)Net of $1.2 billion of non-consolidated senior interests and $236.3 million of loan participations sold, as of June 30, 2023. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans, and have no impact on our net floating rate exposure.
(5)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and term loans.
Investment Portfolio Value
As of June 30, 2023, substantially all of our portfolio earned a floating rate of interest, and so the value of our investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
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
In addition, we are exposed to the risks generally associated with the commercial real estate market, including changes in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low origination weighted-average LTV of 63.9% as of June 30, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of June 30, 2023, we had an aggregate $214.4 million asset-specific CECL reserve related to seven of our loans receivable, with an aggregate amortized cost basis of $1.1 billion. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of June 30, 2023.
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
The six months ended June 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of June 30, 2023.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2023
	EUR	GBP	All Other(2)
Foreign currency assets	€2,629,670	£2,880,039	$2,105,402
Foreign currency liabilities	(1,922,664)	(2,156,576)	(1,649,990)
Foreign currency contracts – notional	(684,078)	(706,195)	(447,664)
Net exposure to exchange rate fluctuations	€22,928	£17,268	$7,748
Net exposure to exchange rate fluctuations in USD(1)	$25,012	$21,935	$7,748

(1)Represents the U.S. Dollar equivalent as of June 30, 2023.
(2)Includes Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly “Atlantia S.p.A.”), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(c) of Regulation S-K.

ITEM 6.	EXHIBITS

10.1
Third Amendment to Master Repurchase Agreement, dated as of May 31, 2023, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC

10.2
Eighth Amendment to Term Loan Credit Agreement, dated as of June 7, 2023, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.

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

BLACKSTONE MORTGAGE TRUST, INC.

July 26, 2023	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

July 26, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)