Form 10-Q
period 2023-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2023-10-25
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of October 18, 2023 was 172,297,559.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2023 and 2022, June 30, 2023 and 2022, and September 30, 2023 and 2022	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	8
	Notes to Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	76
ITEM 4.	CONTROLS AND PROCEDURES	78
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	79
ITEM 1A.	RISK FACTORS	79
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES	79
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	79
ITEM 4.	MINE SAFETY DISCLOSURES	79
ITEM 5.	OTHER INFORMATION	79
ITEM 6.	EXHIBITS	80
SIGNATURES		81

TABLE OF CONTENTS
Website Disclosure
We use our website (www.blackstonemortgagetrust.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone Mortgage Trust when you enroll your email address by visiting the “Contact Us and Email Alerts” section of our website at http://ir.blackstonemortgagetrust.com. The contents of our website and any alerts are not, however, a part of this report.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$421,495	$291,340
Loans receivable	23,715,901	25,017,880
Current expected credit loss reserve	(463,423)	(326,137)
Loans receivable, net	23,252,478	24,691,743
Other assets	369,446	370,902
Total Assets	$24,043,419	$25,353,985
Liabilities and Equity
Secured debt, net	$12,793,344	$13,528,164
Securitized debt obligations, net	2,509,254	2,664,010
Asset-specific debt, net	930,757	942,503
Loan participations sold, net	275,184	224,232
Term loans, net	2,104,824	2,114,549
Senior secured notes, net	362,981	395,166
Convertible notes, net	295,527	514,257
Other liabilities	278,027	426,904
Total Liabilities	19,549,898	20,809,785
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 172,296,051 and 171,695,985 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,723	1,717
Additional paid-in capital	5,499,491	5,475,804
Accumulated other comprehensive income	10,606	10,022
Accumulated deficit	(1,040,950)	(968,749)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,470,870	4,518,794
Non-controlling interests	22,651	25,406
Total Equity	4,493,521	4,544,200
Total Liabilities and Equity	$24,043,419	$25,353,985

Note: The consolidated balance sheets as of September 30, 2023 and December 31, 2022 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of September 30, 2023 and December 31, 2022, assets of the consolidated VIEs totaled $3.0 billion and $3.2 billion, respectively and liabilities of the consolidated VIEs totaled $2.5 billion and $2.7 billion, respectively. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from loans and other investments
Interest and related income	$519,342	$358,557	$1,532,618	$876,676
Less: Interest and related expenses	353,972	202,375	1,015,718	439,708
Income from loans and other investments, net	165,370	156,182	516,900	436,968
Other expenses
Management and incentive fees	28,882	25,911	92,747	76,462
General and administrative expenses	12,001	12,932	37,888	37,701
Total other expenses	40,883	38,843	130,635	114,163
Increase in current expected credit loss reserve	(96,900)	(12,248)	(134,530)	(22,694)
Gain on extinguishment of debt	4,541	—	4,541	—
Income before income taxes	32,128	105,091	256,276	300,111
Income tax provision	1,568	1,172	4,663	2,064
Net income	30,560	103,919	251,613	298,047
Net income attributable to non-controlling interests	(1,036)	(673)	(2,681)	(1,864)
Net income attributable to Blackstone Mortgage Trust, Inc.	$29,524	$103,246	$248,932	$296,183

Net income per share of common stock
Basic	$0.17	$0.60	$1.44	$1.74
Diluted	$0.17	$0.59	$1.44	$1.71
Weighted-average shares of common stock outstanding
Basic	172,648,118	170,971,874	172,620,799	170,303,470
Diluted	172,648,118	185,316,078	180,891,859	182,011,842
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$30,560	$103,919	$251,613	$298,047
Other comprehensive (loss) income
Unrealized loss on foreign currency translation	(71,782)	(158,097)	(21,455)	(333,526)
Realized and unrealized gain on derivative financial instruments	71,648	154,849	22,039	329,048
Other comprehensive (loss) income	(134)	(3,248)	584	(4,478)
Comprehensive income	30,426	100,671	252,197	293,569
Comprehensive income attributable to non-controlling interests	(1,036)	(673)	(2,681)	(1,864)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$29,390	$99,998	$249,516	$291,705
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	6	7,486	—	—	7,492	—	7,492
Dividends reinvested	—	287	—	—	287	—	287
Deferred directors’ compensation	—	163	—	—	163	—	163
Net income	—	—	—	117,757	117,757	799	118,556
Other comprehensive loss	—	—	(2,194)	—	(2,194)	—	(2,194)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,072)	(107,072)	—	(107,072)
Distributions to non-controlling interests	—	—	—	—	—	(733)	(733)
Balance at March 31, 2023	$1,723	$5,483,740	$7,828	$(958,064)	$4,535,227	$25,472	$4,560,699
Restricted class A common stock earned	—	7,492	—	—	7,492	—	7,492
Dividends reinvested	—	235	—	—	235	—	235
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	101,651	101,651	846	102,497
Other comprehensive income	—	—	2,912	—	2,912	—	2,912
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,028)	(107,028)	—	(107,028)
Distributions to non-controlling interests	—	—	—	—	—	(791)	(791)
Balance at June 30, 2023	$1,723	$5,491,640	$10,740	$(963,441)	$4,540,662	$25,527	$4,566,189
Restricted class A common stock earned	—	7,434	—	—	7,434	—	7,434
Dividends reinvested	—	245	—	—	245	—	245
Deferred directors’ compensation	—	172	—	—	172	—	172
Net income	—	—	—	29,524	29,524	1,036	30,560
Other comprehensive loss	—	—	(134)	—	(134)	—	(134)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,033)	(107,033)	—	(107,033)
Distributions to non-controlling interests	—	—	—	—	—	(3,912)	(3,912)
Balance at September 30, 2023	$1,723	$5,499,491	$10,606	$(1,040,950)	$4,470,870	$22,651	$4,493,521

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06, See Note 2	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	16	52,138	—	—	52,154	—	52,154
Restricted class A common stock earned	5	8,472	—	—	8,477	—	8,477
Dividends reinvested	—	246	—	—	246	—	246
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	99,687	99,687	576	100,263
Other comprehensive income	—	—	292	—	292	—	292
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,801)	(105,801)	—	(105,801)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(9,241)	(9,241)
Balance at March 31, 2022	$1,703	$5,431,627	$8,600	$(798,992)	$4,642,938	$26,899	$4,669,837
Restricted class A common stock earned	—	8,245	—	—	8,245	—	8,245
Dividends reinvested	—	319	—	—	319	—	319
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	93,250	93,250	615	93,865
Other comprehensive loss	—	—	(1,522)	—	(1,522)	—	(1,522)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(105,812)	(105,812)	—	(105,812)
Distributions to non-controlling interests	—	—	—	—	—	(2,118)	(2,118)
Balance at June 30, 2022	$1,703	$5,440,364	$7,078	$(811,554)	$4,637,591	$25,396	$4,662,987
Shares of class A common stock issued, net	6	18,490	$—	$—	18,496	$—	$18,496
Restricted class A common stock earned	—	8,046	—	—	8,046	—	8,046
Dividends reinvested	—	299	—	—	299	—	299
Deferred directors’ compensation	—	173	—	—	173	—	173
Net income	—	—	—	103,246	103,246	673	103,919
Other comprehensive loss	—	—	(3,248)	—	(3,248)	—	(3,248)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(106,197)	(106,197)	—	(106,197)
Distributions to non-controlling interests	—	—	—	—	—	(568)	(568)
Balance at September 30, 2022	$1,709	$5,467,372	$3,830	$(814,505)	$4,658,406	$25,501	$4,683,907
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$251,613	$298,047
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	22,926	25,286
Amortization of deferred fees on loans and debt securities	(60,333)	(59,285)
Amortization of deferred financing costs and premiums/discounts on debt obligations	42,620	35,455
Increase in current expected credit loss reserve	134,530	22,694
Gain on extinguishment of debt	(4,541)	—
Unrealized gain on assets denominated in foreign currencies, net	—	(31)
Unrealized loss (gain) on derivative financial instruments, net	3,195	(3,227)
Realized gain on derivative financial instruments, net	(23,800)	(8,418)
Changes in assets and liabilities, net
Other assets	(931)	(72,769)
Other liabilities	(16,226)	28,858
Net cash provided by operating activities	349,053	266,610
Cash flows from investing activities
Principal fundings of loans receivable	(1,068,853)	(6,210,880)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable and debt securities	2,325,690	2,670,902
Origination and other fees received on loans receivable	11,046	67,950
Payments under derivative financial instruments	(224,367)	(7,385)
Receipts under derivative financial instruments	40,466	279,343
Collateral deposited under derivative agreements	(230,620)	(56,330)
Return of collateral deposited under derivative agreements	333,730	56,330
Net cash provided by (used in) investing activities	1,187,092	(3,200,070)
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from financing activities
Borrowings under secured debt	$1,490,503	$4,857,829
Repayments under secured debt	(2,162,706)	(3,090,429)
Repayments of securitized debt obligations	(161,030)	—
Borrowings under asset-specific debt	223,357	654,578
Repayments under asset-specific debt	(239,037)	(78,659)
Proceeds from sale of loan participations	50,692	245,278
Net proceeds from term loan borrowings	—	492,500
Repayments of term loans	(16,497)	(11,554)
Repurchases of senior secured notes	(28,525)	—
Net proceeds from issuance of convertible notes	—	294,000
Repayment of convertible notes	(220,000)	(402,500)
Payment of deferred financing costs	(18,680)	(37,747)
Contributions from non-controlling interests	—	5,040
Distributions to non-controlling interests	(5,436)	(11,927)
Net proceeds from issuance of class A common stock	—	70,651
Dividends paid on class A common stock	(320,104)	(315,430)
Net cash (used in) provided by financing activities	(1,407,463)	2,671,630
Net increase (decrease) in cash and cash equivalents	128,682	(261,830)
Cash and cash equivalents at beginning of period	291,340	551,154
Effects of currency translation on cash and cash equivalents	1,473	(17,425)
Cash and cash equivalents at end of period	$421,495	$271,899
Supplemental disclosure of cash flows information
Payments of interest	$(981,945)	$(374,646)
Payments of income taxes	$(5,228)	$(730)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(106,824)	$(105,956)
Loan principal payments held by servicer, net	$12,713	$1,902
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
Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the amortized cost basis, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a reduction to interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both September 30, 2023 and December 31, 2022, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $634.7 million and $459.6 million as of September 30, 2023 and December 31, 2022, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
We estimate our CECL reserve primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which consists of loans that share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate a CECL reserve requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
Credit Quality Indicator
Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. We perform a quarterly risk review of our portfolio of loans, and assign each loan a risk rating based on a variety of factors, including, without limitation, origination LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship. Based on a 5-point scale, our loans are rated “l” through “5,” from less risk to greater risk, relative to our loan portfolio in the aggregate, which ratings are defined as follows:
1 -Very Low Risk
2 -Low Risk
3 -Medium Risk
4 -High Risk/Potential for Loss: A loan that has a risk of realizing a principal loss.
5 -Impaired/Loss Likely: A loan that has a very high risk of realizing a principal loss or has otherwise incurred a principal loss.

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserve is also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2023.
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
Loan Participations Sold
In certain instances, we have executed a syndication of a non-recourse loan interest to a third-party. Depending on the particular structure of the syndication, the loan interest may remain on our GAAP balance sheet or, in other cases, the sale will be recognized and the loan interest will no longer be included in our consolidated financial statements. When these sales are not recognized under GAAP we reflect the transaction by recording a loan participation sold liability on our consolidated balance sheet, however this gross presentation does not impact stockholders’ equity or net income. When the sales are recognized, our balance sheet only includes our remaining loan interest, and excludes the interest in the loan that we sold.
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
As of September 30, 2023, we had an aggregate $322.6 million asset-specific CECL reserve related to ten of our loans receivable with an aggregate amortized cost basis of $1.4 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of September 30, 2023. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of these loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.25% to 7.80%, and the unlevered discount rate, which ranged from 7.28% to 10.00%.
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
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2023, one-month term SOFR is utilized as the floating benchmark rate on all of our floating rate U.S. dollar loans and related financings. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of September 30, 2023, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of September 30, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2023	December 31, 2022
Number of loans	185	203
Principal balance	$23,849,497	$25,160,343
Net book value	$23,252,478	$24,691,743
Unfunded loan commitments(1)	$2,671,851	$3,806,153
Weighted-average cash coupon(2)	+ 3.43%	+ 3.44%
Weighted-average all-in yield(2)	+ 3.77%	+ 3.84%
Weighted-average maximum maturity (years)(3)	2.6	3.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of September 30, 2023 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and the remaining 1% of our loans earned a fixed rate of interest. As of December 31, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and USD LIBOR. Floating rate exposure includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of September 30, 2023, 18% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 82% were open to repayment by the borrower without penalty. As of December 31, 2022, 50% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 50% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of September 30, 2023 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$326,972	$—	$326,972
0.00% or no floor(2)	4,452,986	6,968,770	11,421,756
0.01% to 1.00% floor	7,651,125	803,299	8,454,424
1.01% to 1.50% floor	1,305,951	153,906	1,459,857
1.51% to 2.00% floor	694,857	234,344	929,201
2.01% or more floor	1,257,287	—	1,257,287
Total(3)	$15,689,178	$8,160,319	$23,849,497

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(3)As of September 30, 2023, the weighted-average index rate floor of our loans receivable principal balance was 0.42%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.78%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2022	$25,160,343	$(142,463)	$25,017,880
Loan fundings	1,068,853	—	1,068,853
Loan repayments, sales, and cost-recovery proceeds	(2,280,034)	(40,733)	(2,320,767)
Unrealized (loss) gain on foreign currency translation	(99,665)	313	(99,352)
Deferred fees and other items	—	(11,046)	(11,046)
Amortization of fees and other items	—	60,333	60,333
Loans Receivable, as of September 30, 2023	$23,849,497	$(133,596)	$23,715,901
CECL reserve			(463,423)
Loans Receivable, net, as of September 30, 2023			$23,252,478

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2023
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	57	$9,206,553	$10,016,113	$8,006,364	36%
Multifamily	74	5,908,559	6,068,116	5,855,896	26
Hospitality	25	4,184,422	4,219,762	3,891,569	17
Industrial	12	2,121,085	2,133,209	2,124,686	10
Retail	7	842,100	859,681	830,697	4
Life Sciences / Studio	4	373,818	535,148	373,853	2
Other	6	1,079,364	1,080,847	1,051,144	5
Total loans receivable	185	$23,715,901	$24,912,876	$22,134,209	100%
CECL reserve		(463,423)
Loans receivable, net		$23,252,478

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	67	$5,811,609	$5,971,930	$5,644,980	25%
Northeast	32	5,404,008	5,446,368	4,421,379	20
West	31	3,080,257	4,074,953	2,977,926	13
Midwest	9	944,028	943,954	915,330	4
Northwest	6	360,566	364,148	362,089	2
Subtotal	145	15,600,468	16,801,353	14,321,704	64
International
United Kingdom	23	3,511,992	3,486,567	3,240,731	15
Australia	5	1,343,580	1,352,700	1,346,196	6
Ireland	3	1,132,912	1,137,526	1,130,878	5
Spain	3	1,079,272	1,082,148	1,044,808	5
Sweden	1	451,731	454,222	453,891	2
Other Europe	5	595,946	598,360	596,001	3
Subtotal	40	8,115,433	8,111,523	7,812,505	36
Total loans receivable	185	$23,715,901	$24,912,876	$22,134,209	100%
CECL reserve		(463,423)
Loans receivable, net		$23,252,478

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $935.4 million of asset-specific debt, (iii) $226.9 million of senior loan participations sold, (iv) $40.7 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $463.4 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2022, total loan exposure, includes (i) loans with an outstanding principal balance of $25.2 billion that are included in our consolidated financial statements and (ii) $1.6 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2022, which is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of senior loan participations sold, and (iv) our total loans receivable CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Risk Ratings
As further described in Note 2, we evaluate our loan portfolio on a quarterly basis. In conjunction with our quarterly loan portfolio review, we assess the risk factors of each loan, and assign a risk rating based on several factors. Factors considered in the assessment include, but are not limited to, risk of loss, origination LTV, debt yield, collateral performance, structure, exit plan, and sponsorship. Loans are rated “1” (less risk) through “5” (greater risk), which ratings are defined in Note 2.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,494	$812,060	$764,174
2	40	6,102,290	6,578,639	5,105,664
3	107	12,493,474	13,120,942	12,281,191
4	13	2,965,121	2,967,865	2,913,093
5	10	1,391,522	1,433,370	1,070,087
Total loans receivable	185	$23,715,901	$24,912,876	$22,134,209
CECL reserve		(463,423)
Loans receivable, net		$23,252,478

	December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	17	$1,403,185	$1,428,232	$1,170,725
2	36	5,880,424	6,562,852	5,292,933
3	134	14,128,133	15,209,018	13,826,730
4	11	2,677,027	2,680,145	2,628,539
5	5	929,111	930,034	740,256
Total loans receivable	203	$25,017,880	$26,810,281	$23,659,183
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold. As of December 31, 2022, total loan exposure, includes (i) loans with an outstanding principal balance of $25.2 billion that are included in our consolidated financial statements and (ii) $1.6 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $935.4 million of asset-specific debt, (iii) $226.9 million of senior loan participations sold, (iv) $40.7 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $463.4 million. Our net loan exposure as of December 31, 2022 is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of senior loan participations sold, and (iv) our total loans receivable CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 2.9 as of both September 30, 2023 and December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserve required under GAAP reflects our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserve. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserve as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase (decrease) in CECL reserve	5,314	(2,823)	483	7,480	10,454
CECL reserve as of March 31, 2023	$73,194	$19,696	$46,443	$197,258	$336,591
Increase (decrease) in CECL reserve	1,199	9,296	(354)	17,143	27,284
CECL reserve as of June 30, 2023	$74,393	$28,992	$46,089	$214,401	$363,875
(Decrease) increase in CECL reserve	(5,639)	(2,336)	(627)	108,150	99,548
CECL reserve as of September 30, 2023	$68,754	$26,656	$45,462	$322,551	$463,423

CECL reserve as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Decrease in CECL reserve	(644)	(54)	(1,760)	—	(2,458)
CECL reserve as of March 31, 2022	$26,241	$10,209	$30,897	$54,874	$122,221
Increase in CECL reserve	7,070	1,135	2,598	—	10,803
CECL reserve as of June 30, 2022	$33,311	$11,344	$33,495	$54,874	$133,024
Increase in CECL reserve	8,280	45	3,082	—	11,407
CECL reserve as of September 30, 2022	$41,591	$11,389	$36,577	$54,874	$144,431

(1) Includes Canadian loans, which have similar risk characteristics as U.S. loans.
During the three months ended September 30, 2023, we recorded an increase of $99.5 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $463.4 million as of September 30, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
During the three months ended September 30, 2023, we recorded an aggregate net increase of $108.2 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by three additional loans that were impaired during the three months ended September 30, 2023. As of September 30, 2023, the income accrual was suspended on these loans as recovery of income and principal was doubtful. During the three months ended September 30, 2023, we recorded $7.2 million of interest income on these three loans.
As of September 30, 2023, we had an aggregate $322.6 million asset-specific CECL reserve related to ten of our loans receivable, with an aggregate amortized cost basis of $1.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2023. No income was recorded on our impaired loans subsequent to determining that they were impaired. As of September 30, 2023, all such borrowers were compliant with the contractual terms of each respective loan, including any required payment of interest. During the three months ended September 30, 2023, we received an aggregate $10.2 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan. Refer to Note 2 for further discussion of our revenue recognition and CECL reserve policies.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of September 30, 2023 and December 31, 2022, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of September 30, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
U.S. loans
1	$—	$151,179	$465,406	$39,933	$53,039	$53,937	$763,494
2	—	216,889	1,936,744	32,244	227,680	1,540,263	3,953,820
3	—	2,027,526	3,866,825	605,278	585,997	385,150	7,470,776
4	—	81,591	774,607	140,000	—	1,024,660	2,020,858
5	—	—	—	—	—	—	—
Total U.S. loans	$—	$2,477,185	$7,043,582	$817,455	$866,716	$3,004,010	$14,208,948
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	1,098,319	960,731	89,420	—	—	2,148,470
3	—	590,162	1,199,465	—	1,876,168	81,896	3,747,691
4	—	—	—	—	344,383	—	344,383
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$1,688,481	$2,160,196	$89,420	$2,220,551	$81,896	$6,240,544
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	844,697	—	—	251,956	178,354	1,275,007
4	—	—	—	—	—	599,880	599,880
5	—	—	—	—	—	—	—
Total unique loans	$—	$844,697	$—	$—	$251,956	$778,234	$1,874,887
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	507,371	—	—	884,151	1,391,522
Total impaired loans	$—	$—	$507,371	$—	$—	$884,151	$1,391,522
Total loans receivable
1	$—	$151,179	$465,406	$39,933	$53,039	$53,937	$763,494
2	—	1,315,208	2,897,475	121,664	227,680	1,540,263	6,102,290
3	—	3,462,385	5,066,290	605,278	2,714,121	645,400	12,493,474
4	—	81,591	774,607	140,000	344,383	1,624,540	2,965,121
5	—	—	507,371	—	—	884,151	1,391,522
Total loans receivable	$—	$5,010,363	$9,711,149	$906,875	$3,339,223	$4,748,291	$23,715,901
CECL reserve							(463,423)
Loans receivable, net							$23,252,478

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASC 326
During the nine months ended September 30, 2023, we entered into four loan modifications that require disclosure pursuant to ASC 326. All such loans were collateralized by office assets.
Two of the loan modifications included other-than-insignificant payment delays, specifically the option to pay interest in-kind. For one of the loans the maximum maturity date was extended by six months, the borrower contributed $2.0 million of additional reserves, and the interest rate increased by 5.11%. The other modification included an additional 4.00% exit fee. As of September 30, 2023, the aggregate amortized cost basis of these loans was $286.7 million, or 1.2% of our aggregate loans receivable portfolio, with an aggregate $10.0 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of September 30, 2023, had risk ratings of 5 as of September 30, 2023, and have asset-specific CECL reserves.
The other two loan modifications included a combination of changes to the contractual terms of the loans, including term extensions, other-than-insignificant payment delays, and/or interest rate reductions. The first loan modification included a term extension of nineteen months, a rate reduction of 2.74% and conversion to fixed rate, with a portion of the interest paid in-kind. The borrower repaid $4.9 million of the loan at the time of modification, with an additional $2.5 million of repayment due during the initial maturity period. The second loan modification included a term extension of 4.5 years, a rate increase of 8.50% with interest paid in-kind, a borrower contribution of $2.0 million of additional reserves, and a $50.0 million increase in our total loan commitment. As of September 30, 2023, the aggregate amortized cost basis of these loans was $435.1 million, or 1.8% of our aggregate loans receivable portfolio, with an aggregate $40.0 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of September 30, 2023. As of September 30, 2023, one of these loans had a risk rating of 4, and its modified terms were included in the determination of our general CECL reserve, and the other loan had a risk rating of 5 and has an asset-specific CECL reserve.
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2023 and December 31, 2022, our Multifamily Joint Venture held $639.2 million and $795.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	September 30, 2023	December 31, 2022
Accrued interest receivable	$189,609	$189,569
Derivative assets	114,558	7,349
Loan portfolio payments held by servicer(1)	63,566	68,489
Accounts receivable and other assets	1,595	1,318
Prepaid expenses	118	1,067
Collateral deposited under derivative agreements	—	103,110
Total	$369,446	$370,902

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	September 30, 2023	December 31, 2022
Accrued dividends payable	$106,824	$106,455
Accrued interest payable	70,724	80,263
Secured debt repayments pending servicer remittance(1)	49,903	60,585
Accrued management and incentive fees payable	28,882	33,830
Current expected credit loss reserve for unfunded loan commitments(2)	13,624	16,380
Accounts payable and other liabilities	7,742	9,726
Derivative liabilities	328	119,665
Total	$278,027	$426,904

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve.
Current Expected Credit Loss Reserve for Unfunded Loan Commitments
As of September 30, 2023, we had unfunded commitments of $2.7 billion related to 101 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserve related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserve related to our unfunded loan commitments by investment pool for the three and nine months ended September 30, 2023 and 2022 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserve as of December 31, 2022	$11,748	$4,632	$—	$—	$16,380
Decrease in CECL reserve	(148)	(483)	—	—	(631)
CECL reserve as of March 31, 2023	$11,600	$4,149	$—	$—	$15,749
(Decrease) increase in CECL reserve	(404)	927	—	—	523
CECL reserve as of June 30, 2023	$11,196	$5,076	$—	$—	$16,272
Decrease in CECL reserve	(1,614)	(1,034)	—	—	(2,648)
CECL reserve as of September 30, 2023	$9,582	$4,042	$—	$—	$13,624

CECL reserve as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase (decrease) in CECL reserve	209	(218)	—	—	(9)
CECL reserve as of March 31, 2022	$4,281	$1,973	$—	$—	$6,254
Increase in CECL reserve	2,042	138	—	—	2,180
CECL reserve as of June 30, 2022	$6,323	$2,111	$—	$—	$8,434
Increase in CECL reserve	527	314	—	—	841
CECL reserve as of September 30, 2022	$6,850	$2,425	$—	$—	$9,275

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the nine months ended September 30, 2023, we obtained approval for $73.9 million of new borrowings against $92.4 million of collateral assets. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2023	December 31, 2022
Secured credit facilities	$12,809,913	$13,549,748
Acquisition facility	—	—
Total secured debt	$12,809,913	$13,549,748
Deferred financing costs(1)	(16,569)	(21,584)
Net book value of secured debt	$12,793,344	$13,528,164

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
The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2023 ($ in thousands):

September 30, 2023
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$6,876,591	May 2026	131	$10,791,188	May 2026	36%	25% - 100%
GBP	7	2,391,449	June 2026	22	3,193,290	July 2026	27%	25% - 50%
EUR	7	1,983,520	September 2025	11	2,661,250	September 2025	41%	25% - 100%
Others(5)	4	1,558,353	July 2027	7	1,967,503	July 2027	25%	25%
Total	15	$12,809,913	May 2026	171	$18,613,231	June 2026	34%	25% - 100%

(1)Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders.
(2)Our secured debt agreements are generally term-matched to their underlying collateral. Therefore, the weighted-average maturity is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective secured credit facility is used.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of September 30, 2023 and December 31, 2022 ($ in thousands):

	Nine Months Ended September 30, 2023	September 30, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,625,471	+1.53%	$8,308,855	+3.27%	+1.74%
+ 1.51% to + 1.75%	—	2,794,848	+1.82%	3,902,545	+3.57%	+1.75%
+ 1.76% to + 2.00%	—	1,912,045	+2.13%	2,974,091	+4.01%	+1.88%
+ 2.01% or more	66,924	2,477,549	+2.61%	3,427,740	+4.62%	+2.01%
Total	$66,924	$12,809,913	+1.89%	$18,613,231	+3.69%	+1.80%

	Year Ended December 31, 2022	December 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,508	$7,433,204	+1.53%	$10,465,647	+3.24%	+1.71%
+ 1.51% to + 1.75%	368,265	2,246,223	+1.88%	3,538,815	+3.73%	+1.85%
+ 1.76% to + 2.00%	405,723	1,514,541	+2.16%	2,483,240	+4.14%	+1.98%
+ 2.01% or more	1,246,650	2,355,780	+2.63%	3,207,088	+4.78%	+2.15%
Total	$3,350,146	$13,549,748	+1.85%	$19,694,790	+3.70%	+1.85%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of September 30, 2023 and December 31, 2022 for new financings closed during the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Represents the weighted-average all-in cost as of September 30, 2023 and December 31, 2022, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2023, there was an aggregate $1.3 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024.
During the nine months ended September 30, 2023, we had no borrowings under the acquisition facility and we recorded interest expense of $599,000, including $199,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2022, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $333,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to September 30, 2023; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2023 and December 31, 2022, we were in compliance with these covenants.
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

	September 30, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$801,392	+ 1.69%	May 2038
Underlying Collateral Assets	27	1,000,000	1,000,000	+ 3.35%	December 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	716,342	716,284	+ 2.18%	November 2037
Underlying Collateral Assets	15	907,592	907,592	+ 3.04%	May 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	992,419	991,578	+ 1.57%	February 2038
Underlying Collateral Assets	16	1,249,294	1,249,294	+ 3.25%	May 2025
Total
Senior CLO Securities Outstanding(4)	3	$2,512,511	$2,509,254	+1.78%
Underlying Collateral Assets	58	$3,156,886	$3,156,886	+ 3.21%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over SOFR, which is the relevant floating benchmark rate for each securitized debt obligation. Excludes loans accounted for under the cost-recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and nine months ended September 30, 2023, we recorded $44.5 million and $127.6 million, respectively, of interest expense related to our securitized debt obligations.

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
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and USD LIBOR, as applicable to each securitized debt obligation. Excludes loans accounted for under the cost-recovery method.
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
7. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	September 30, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	2	$935,435	$930,757	+ 3.13%	February 2026
Collateral assets	2	$1,111,453	$1,102,848	+ 3.95%	February 2026

	December 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	4	$950,278	$942,503	+ 3.29%	January 2026
Collateral assets	4	$1,094,450	$1,081,035	+ 4.73%	January 2026

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
8. LOAN PARTICIPATIONS SOLD, NET
The sale of a non-recourse interest in a loan through a participation agreement generally does not qualify for sale accounting under GAAP. For such transactions, we therefore present the whole loan as an asset and the loan participation sold as a liability on our consolidated balance sheet until the loan is repaid. We generally have no obligation to pay principal and interest under these liabilities, and the gross presentation of loan participations sold does not impact our stockholders’ equity or net income.

The following table details our loan participations sold ($ in thousands):

	September 30, 2023
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participations
Loan Participation	1	$226,901	$226,557	+ 3.22%	March 2027
Total Loan	1	283,627	282,227	+ 4.86%	March 2027
Junior Participations
Loan Participation	1	$48,796	$48,627	+ 8.35%	June 2025
Total Loan	1	174,690	172,890	+ 5.23%	June 2025
Total
Loan Participation(3)	2	$275,697	$275,184
Total Loan	2	$458,317	$455,117

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Term(2)
Senior Participations
Loan Participation	1	$224,744	$224,232	+ 3.22%	March 2027
Total Loan	1	280,930	278,843	+ 4.86%	March 2027
Total
Loan Participation(3)	1	$224,744	$224,232
Total Loan	1	$280,930	$278,843

(1)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(2)The term is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower. Our loan participations sold are inherently non-recourse and term-matched to the corresponding loan.
(3)During the three and nine months ended September 30, 2023, we recorded $5.3 million and $13.3 million, respectively, of interest expense related to our loan participations sold. During the three and nine months ended September 30, 2022 we recorded $2.4 million and $4.8 million, respectively, of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
9. TERM LOANS, NET
As of September 30, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$913,230	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	411,998	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	815,492	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,140,720

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the three and nine months ended September 30, 2023, we recorded $47.0 million and $133.8 million, respectively, of interest expense related to our Term Loans, including $2.3 million and $6.9 million, respectively, of amortization of deferred fees and expenses.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	September 30, 2023	December 31, 2022
Face value	$2,140,720	$2,157,218
Deferred financing costs and unamortized discount	(35,896)	(42,669)
Net book value	$2,104,824	$2,114,549
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2023 and December 31, 2022, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
10. SENIOR SECURED NOTES, NET
As of September 30, 2023, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$366,590	3.75%	4.02%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the three and nine months ended September 30, 2023, we recorded $3.9 million and $12.0 million, respectively, of interest expense related to our Senior Secured Notes, including $288,000 and $882,000, respectively, of amortization of deferred fees and expenses.
During the three months ended September 30, 2023, we repurchased an aggregate principal amount of $33.4 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.5 million during both the three and nine months ended September 30, 2023. There was no repurchase activity in the three and nine months ended September 30, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2023	December 31, 2022
Face value	$366,590	$400,000
Deferred financing costs	(3,609)	(4,834)
Net book value	$362,981	$395,166
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2023 and December 31, 2022, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
11. CONVERTIBLE NOTES, NET
During the nine months ended September 30, 2023, we repaid the aggregate $220.0 million principal amount of our March 2018 convertible notes at maturity on March 15, 2023.
As of September 30, 2023, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the March 2022 convertible notes supplemental indenture has not been exceeded as of September 30, 2023.
Other than as provided by the optional redemption provisions with respect to our March 2022 convertible notes, we may not redeem the Convertible Notes prior to maturity. The March 2022 convertible notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the March 2022 convertible notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $21.75 on September 29, 2023, the last trading day in the quarter ended September 30, 2023, was less than the per share conversion price of the March 2022 convertible notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2023	December 31, 2022
Face value	$300,000	$520,000
Deferred financing costs and unamortized discount	(4,473)	(5,743)
Net book value	$295,527	$514,257

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash coupon	$4,125	$6,737	$14,514	$22,122
Discount and issuance cost amortization	319	644	1,270	2,222
Total interest expense	$4,444	$7,381	$15,784	$24,344
Accrued interest payable for the Convertible Notes was $733,000 and $7.9 million as of September 30, 2023 and December 31, 2022, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

September 30, 2023				December 31, 2022
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	1,004,551	Buy USD / Sell SEK Forward	2	kr	1,003,626
Buy USD / Sell GBP Forward	8		£722,576	Buy USD / Sell EUR Forward	8		€722,311
Buy USD / Sell EUR Forward	7		€676,126	Buy USD / Sell GBP Forward	6		£690,912
Buy USD / Sell AUD Forward	9	A$	464,016	Buy USD / Sell AUD Forward	8	A$	541,813
Buy USD / Sell DKK Forward	2	kr.	195,728	Buy USD / Sell DKK Forward	3	kr.	195,019
Buy USD / Sell CHF Forward	3	CHF	7,873	Buy USD / Sell CAD Forward	2	C$	22,187
				Buy USD / Sell CHF Forward	2	CHF	5,263

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

September 30, 2023			December 31, 2022
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	1	£14,300	Buy GBP / Sell USD Forward	2		£109,076
Buy USD / Sell GBP Forward	1	£14,300	Buy USD / Sell GBP Forward	2		£109,076
			Buy AUD / Sell USD Forward	1	A$	23,600
			Buy USD / Sell AUD Forward	1	A$	23,600
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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	1.1
No cash flow hedges of interest rate risk were outstanding as of December 31, 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2023, we estimate that an additional $1.6 million will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2023	2022	2023	2022
Designated Hedges	Interest Income(1)	$5,120	$6,603	$20,599	$11,585
Designated Hedges	Interest Expense(2)	384	—	459	—
Non-Designated Hedges	Interest Income(1)	2	(8)	70	(15)
Non-Designated Hedges	Interest Expense(3)	(2)	11	(64)	75
Total		$5,504	$6,606	$21,064	$11,645

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
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$111,603	$501	$24	$111,573
Interest rate derivatives	1,657	—	—	—
Total derivatives designated as hedging instruments	$113,260	$501	$24	$111,573
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1,298	$6,848	$304	$8,092
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$1,298	$6,848	$304	$8,092
Total Derivatives	$114,558	$7,349	$328	$119,665

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023		Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Net Investment Hedges
Foreign exchange contracts(1)	$71,379	$20,382	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	653	2,116	Interest Expense(2)	384	459
Total	$72,032	$22,498		$384	$459

(1)During the three and nine months ended September 30, 2023, we paid net cash settlements of $44.7 million and $183.9 million, respectively, on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three and nine months ended September 30, 2023, we recorded total interest and related expenses of $354.0 million and $1.0 billion, respectively, which were reduced by $384,000 and $459,000, respectively, related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2023, we were in a net asset position with our counterparties. As of September 30, 2023, we had no collateral posted with our counterparties. As of December 31, 2022, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of December 31, 2022 we had collateral posted with our counterparties of $103.1 million.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of September 30, 2023, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2023 and December 31, 2022.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2023	2022
Beginning balance	172,106,593	168,543,370
Issuance of class A common stock(2)	5,079	2,308,889
Issuance of restricted class A common stock, net(3)(4)	489,955	407,581
Issuance of deferred stock units	43,656	35,940
Ending balance	172,645,283	171,295,780

(1)Includes 349,232 and 399,512 deferred stock units held by members of our board of directors as of September 30, 2023 and 2022, respectively.
(2)Includes 5,079 and 5,420 shares issued under our dividend reinvestment program during the nine months ended September 30, 2023 and 2022, respectively.
(3)Includes 25,482 and 13,197 restricted shares issued to our board of directors during the nine months ended September 30, 2023 and 2022, respectively.
(4)Net of 15,477 and 33,250 shares of restricted class A common stock forfeited under our stock-based incentive plans during the nine months ended September 30, 2023 and 2022, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the nine months ended September 30, 2023 and 2022, we issued 5,079 shares and 5,420 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of September 30, 2023, a total of 9,976,469 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of September 30, 2023, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2023, we did not issue any shares of our class A common stock under ATM Agreements. During the nine months ended September 30, 2022, we issued and sold 2,303,469 shares of class A common stock under ATM Agreements, generating net proceeds totaling $70.7 million. As of September 30, 2023, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On September 15, 2023, we declared a dividend of $0.62 per share, or $106.8 million in aggregate, that was paid on October 13, 2023 to stockholders of record as of September 29, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per share of common stock	$0.62	$0.62	$1.86	$1.86
Class A common stock dividends declared	$106,824	$105,956	$320,471	$317,114
Deferred stock unit dividends declared	209	241	662	698
Total dividends declared	$107,033	$106,197	$321,133	$317,812
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic Earnings
Net income(1)	$29,524	$103,246	$248,932	$296,183
Weighted-average shares outstanding, basic	172,648,118	170,971,874	172,620,799	170,303,470
Per share amount, basic	$0.17	$0.60	$1.44	$1.74

Diluted Earnings
Net income(1)	$29,524	$103,246	$248,932	$296,183
Add back: Interest expense on Convertible Notes, net(2)(3)	—	5,905	10,667	14,218
Diluted earnings	$29,524	$109,151	$259,599	$310,401
Weighted-average shares outstanding, basic	172,648,118	170,971,874	172,620,799	170,303,470
Effect of dilutive securities - Convertible Notes(3)	—	14,344,204	8,271,060	11,708,372
Weighted-average common shares outstanding, diluted	172,648,118	185,316,078	180,891,859	182,011,842
Per share amount, diluted	$0.17	$0.59	$1.44	$1.71

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our Convertible Notes, net of incentive fees.
(3)For the three months ended September 30, 2023, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. For the nine months ended September 30, 2023, represents 8.3 million of weighted-average shares, using the if-converted method, related to our March 2022 convertible notes. For the three and nine months ended September 30, 2022, represents 8.3 million and 6.1 million of weighted-average shares, using the if-converted method, related to our March 2022 and March 2018 convertible notes, respectively. Our March 2018 convertible notes were repaid during the nine months ended September 30, 2023. Refer to Note 11 for additional discussion on our Convertible Notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of September 30, 2023, total accumulated other comprehensive income was $10.6 million, primarily representing $281.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $271.2 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2022, total accumulated other comprehensive income was $10.0 million, primarily representing $259.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $249.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of September 30, 2023, our Multifamily Joint Venture’s total equity was $151.0 million, of which $128.3 million was owned by us, and $22.7 million was allocated to non-controlling interests. As of December 31, 2022, our Multifamily Joint Venture’s total equity was $169.4 million, of which $144.0 million was owned by us, and $25.4 million was allocated to non-controlling interests.

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

During the three and nine months ended September 30, 2023, we incurred $18.8 million and $56.0 million, respectively, of management fees payable to our manager, compared with $18.3 million and $54.6 million, respectively, during the same periods in 2022. In addition, during the three and nine months ended September 30, 2023, we incurred $10.1 million and $36.8 million, respectively, of incentive fees payable to our Manager, compared with $7.6 million and $21.9 million, respectively, during the same periods in 2022.
As of September 30, 2023 and December 31, 2022 we had accrued management and incentive fees payable to our Manager of $28.9 million and $33.8 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Professional services	$3,038	$2,695	$9,579	$8,086
Operating and other costs	1,357	2,018	5,383	4,329
Subtotal(1)	4,395	4,713	14,962	12,415
Non-cash compensation expenses
Restricted class A common stock earned	7,434	8,046	22,418	24,768
Director stock-based compensation	172	173	508	518
Subtotal	7,606	8,219	22,926	25,286
Total general and administrative expenses	$12,001	$12,932	$37,888	$37,701

(1)During the three and nine months ended September 30, 2023, we recognized an aggregate $230,000 and $826,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2022, we recognized an aggregate $239,000 and $783,000, respectively, of expenses related to our Multifamily Joint Venture.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2023 and December 31, 2022, we were in compliance with all REIT requirements.
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
During the three and nine months ended September 30, 2023, we recorded a current income tax provision of $1.6 million and $4.7 million, respectively, primarily related to activities of our taxable REIT subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2022, we recorded a current income tax provision of $1.2 million and $2.1 million, respectively. We did not have any deferred tax assets or liabilities as of September 30, 2023 or December 31, 2022.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of September 30, 2023, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of September 30, 2023, tax years 2019 through 2022 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2023, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2023, there were 8,677,254 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2022	1,883,784	$27.90
Granted	505,432	21.37
Vested	(834,264)	27.34
Forfeited	(15,477)	24.55
Balance as of September 30, 2023	1,539,475	$26.09
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,539,475 shares of restricted class A common stock outstanding as of September 30, 2023 will vest as follows: 271,668 shares will vest in 2023; 844,109 shares will vest in 2024; and 423,698 shares will vest in 2025. As of September 30, 2023, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $38.4 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.0 years from September 30, 2023.
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$114,558	$—	$114,558	$—	$7,349	$—	$7,349
Liabilities
Derivatives	$—	$328	$—	$328	$—	$119,665	$—	$119,665
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2023			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$421,495	$421,495	$421,495	$291,340	$291,340	$291,340
Loans receivable, net	23,252,478	23,849,497	23,007,371	24,691,743	25,160,343	24,445,042
Financial liabilities
Secured debt, net	12,793,344	12,809,913	12,466,689	13,528,164	13,549,748	13,121,306
Securitized debt obligations, net	2,509,254	2,512,511	2,309,845	2,664,010	2,673,541	2,597,377
Asset-specific debt, net	930,757	935,435	924,278	942,503	950,278	934,815
Loan participations sold, net	275,184	275,697	269,646	224,232	224,744	217,717
Secured term loans, net	2,104,824	2,140,720	2,097,253	2,114,549	2,157,218	2,103,943
Senior secured notes, net	362,981	366,590	308,784	395,166	400,000	343,665
Convertible notes, net	295,527	300,000	267,468	514,257	520,000	478,232

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
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2023	December 31, 2022
Assets
Loans receivable	$3,155,701	$3,317,316
Current expected credit loss reserve	(178,185)	(93,396)
Loans receivable, net	2,977,516	3,223,920
Other assets	15,228	15,995
Total assets	$2,992,744	$3,239,915
Liabilities
Securitized debt obligations, net	$2,509,254	$2,664,010
Other liabilities	7,601	7,234
Total liabilities	$2,516,855	$2,671,244
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
As of September 30, 2023 and December 31, 2022, our consolidated balance sheets included $28.9 million and $33.8 million of accrued management and incentive fees payable to our Manager, respectively. During the three and nine months ended September 30, 2023, we paid aggregate management and incentive fees of $32.8 million and $97.7 million, respectively, to our Manager, compared to $27.1 million and $78.9 million, respectively, during the same period of 2022. In addition, during the three and nine months ended September 30, 2023, we incurred expenses of $325,000 and $2.3 million, respectively, that were paid by our Manager and will be reimbursed by us, compared to $163,000 and $723,000, respectively, of such expenses during the same period of 2022.
As of September 30, 2023, our Manager held 762,845 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $20.6 million, and vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2023, we recorded non-cash expenses related to shares held by our Manager of $3.9 million and $11.7 million, respectively, compared to $4.1 million and $12.5 million during the same period in 2022. Refer to Note 16 for further details on our restricted class A common stock.
An affiliate of our Manager is the special servicer of the CLOs. This affiliate did not earn any special servicing fees related to the CLOs during the nine months ended September 30, 2023 and 2022.
During the three and nine months ended September 30, 2023, we incurred $320,000 and $800,000, respectively, of expenses for various administrative and operations services to third-party service providers that are affiliates of our Manager, compared to $88,000 and $280,000, respectively, during the same period of 2022.
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
20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of September 30, 2023, we had aggregate unfunded commitments of $2.7 billion across 101 loans receivable, and $1.5 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.2 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.6 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2023 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2023 (remaining)	$133,901	$—	$5,499	$—	$—	$139,400
2024	2,768,963	—	21,997	—	—	2,790,960
2025	1,306,172	786,633	21,997	—	—	2,114,802
2026	4,260,992	—	1,302,574	—	—	5,563,566
2027	3,265,039	—	8,258	366,590	300,000	3,939,887
Thereafter	1,074,846	148,802	780,395	—	—	2,004,043
Total obligation	$12,809,913	$935,435	$2,140,720	$366,590	$300,000	$16,552,658

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
(4)Total does not include $2.5 billion of consolidated securitized debt obligations, $1.1 billion of non-consolidated senior interests, and $275.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of September 30, 2023, of the ten members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. The other four board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.

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
Recent Developments

Macroeconomic Environment

The nine months ended September 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.
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

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of September 30, 2023, one-month term SOFR is utilized as the floating benchmark rate on all of our floating rate U.S. dollar loans and related financings. Additionally, market participants have continued to transition from GBP LIBOR to the Sterling Overnight Index Average, or SONIA, in line with guidance from the U.K. regulators. As of September 30, 2023, daily compounded SONIA is utilized as the floating benchmark rate for all of our floating rate British Pound Sterling loans and related financings. As of September 30, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

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
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended September 30, 2023, we recorded basic earnings per share of $0.17, declared a dividend of $0.62 per share, and reported $0.78 per share of Distributable Earnings. In addition, our book value as of September 30, 2023 was $25.90 per share, which is net of a $2.76 per share cumulative CECL reserve.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2023	June 30, 2023
Net income(1)	$29,524	$101,651
Weighted-average shares outstanding, basic	172,648,118	172,615,385
Per share amount, basic	$0.17	$0.59
Dividends declared per share	$0.62	$0.62

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
The following table provides a reconciliation of Distributable Earnings to GAAP net income ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2023	June 30, 2023
Net income(1)	$29,524	$101,651
Increase in current expected credit loss reserve	96,900	27,807
Non-cash compensation expense	7,610	7,665
Realized hedging and foreign currency (loss) gain, net(2)	32	(130)
Other items	—	43
Adjustments attributable to non-controlling interests, net	118	(42)
Distributable Earnings	$134,184	$136,994
Weighted-average shares outstanding, basic(3)	172,648,118	172,615,385
Distributable Earnings per share, basic	$0.78	$0.79

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

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2023	June 30, 2023
Stockholders’ equity	$4,470,870	$4,540,662
Shares
Class A common stock	172,296,051	172,310,062
Deferred stock units	349,232	339,702
Total outstanding	172,645,283	172,649,764
Book value per share(1)	$25.90	$26.30

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
Loan fundings during the quarter totaled $440.4 million and loan repayments and sales during the quarter totaled $1.0 billion. We generated interest income of $519.3 million and incurred interest expense of $354.0 million during the quarter, which resulted in $165.4 million of net interest income during the three months ended September 30, 2023.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Loan originations(1)	$50,000	$50,000
Loan fundings(2)	$440,390	$1,326,880
Loan repayments and sales(3)	(1,028,970)	(3,126,516)
Total net repayments	$(588,580)	$(1,799,636)

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three and nine months ended September 30, 2023, include $87.0 million and $258.0 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three and nine months ended September 30, 2023, include $139.4 million and $795.8 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests. Additionally, loan repayments and sales during both the three and nine months ended September 30, 2023, include $50.7 million related to the sale of a junior loan interest.

The following table details overall statistics for our loan portfolio as of September 30, 2023 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of investments	185	185
Principal balance	$23,849,497	$24,912,876
Net book value	$23,252,478	$23,252,478
Unfunded loan commitments(2)	$2,671,851	$2,671,851
Weighted-average cash coupon(3)	+ 3.43%	+ 3.38%
Weighted-average all-in yield(3)	+ 3.77%	+ 3.73%
Weighted-average maximum maturity (years)(4)	2.6	2.6
Origination loan to value (LTV)(5)	63.8%	64.0%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $280.3 million of subordinate mezzanine loans, as of September 30, 2023, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $417.3 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of September 30, 2023, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and the remaining 1% of our loans earn a fixed rate of interest. Floating rate exposure includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of September 30, 2023, 19% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 81% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any junior participations sold.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of September 30, 2023 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$326,972	$—	$326,972
0.00% or no floor(3)	5,066,778	6,919,974	11,986,752
0.01% to 1.00% floor	7,796,251	803,299	8,599,550
1.01% to 1.50% floor	1,305,950	153,906	1,459,856
1.51% to 2.00% floor	1,048,115	234,344	1,282,459
2.01% or more floor	1,257,287	—	1,257,287
Total(4)	$16,801,353	$8,111,523	$24,912,876

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(3)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(4)As of September 30, 2023, the weighted-average index rate floor of our total loan exposure was 0.43%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.80%. As of December 31, 2022, the weighted-average index rate floor of our total loan exposure was 0.38%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.65%
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of September 30, 2023 (total loan exposure amounts in thousands):

Investment Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
145	$	$16,801,353	SOFR(4)	+ 3.22%	+ 3.53%
10	€	€2,517,025	EURIBOR	+ 3.15%	+ 3.60%
23	£	£2,890,166	SONIA	+ 3.82%	+ 4.31%
7	Various	$1,973,357	Other(5)	+ 4.14%	+ 4.43%
185		$24,912,876	Applicable Index	+ 3.38%	+ 3.73%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
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

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of September 30, 2023:

Collateral Diversification
(Net Loan Exposure,(1) % of Total)
Geographic Diversification
(Net Loan Exposure,(1) % of Total)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $935.4 million of asset-specific debt, (iii) $226.9 million of senior loan participations sold, (iv) $40.7 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $463.4 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
During the three months ended September 30, 2023, all borrowers were compliant with the contractual terms of each respective loan, with limited interest deferrals. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.

We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 64.0%, excluding any junior participations sold, as of September 30, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of September 30, 2023, we had an aggregate $322.6 million asset-specific CECL reserve related to ten of our loans receivable, with an aggregate amortized cost basis of $1.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2023.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5,” from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 2.9 as of both September 30, 2023 and December 31, 2022.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,494	$812,060	$764,174
2	40	6,102,290	6,578,639	5,105,664
3	107	12,493,474	13,120,942	12,281,191
4	13	2,965,121	2,967,865	2,913,093
5	10	1,391,522	1,433,370	1,070,087
Loans receivable	185	$23,715,901	$24,912,876	$22,134,209
CECL reserve		(463,423)
Loans receivable, net		$23,252,478

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $935.4 million of asset-specific debt, (iii) $226.9 million of senior loan participations sold, (iv) $40.7 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $463.4 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended September 30, 2023, we recorded an increase of $99.5 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $463.4 million as of September 30, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
During the three months ended September 30, 2023, we recorded an aggregate net increase of $108.2 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by three additional loans that were impaired during the three months ended September 30, 2023. As of September 30, 2023, the income accrual was suspended on these loans as recovery of income and principal was doubtful. During the three months ended September 30, 2023, we recorded $7.2 million of interest income on these three loans.
As of September 30, 2023, we had an aggregate $322.6 million asset-specific CECL reserve related to ten of our loans receivable, with an aggregate amortized cost basis of $1.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2023. No income was recorded on our impaired loans subsequent to determining that they were impaired. As of September 30, 2023, all such borrowers were compliant with the contractual terms of each respective loan, including any required payment of interest. During the three months ended September 30, 2023, we received an aggregate $10.2 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan. Refer to Note 2 for further discussion of our revenue recognition and CECL reserve policies.
Multifamily Joint Venture
As of September 30, 2023, our Multifamily Joint Venture held $639.2 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our Multifamily Joint Venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2023	December 31, 2022
Secured debt	$12,809,913	$13,549,748
Securitizations	2,512,511	2,673,541
Asset-specific debt	935,435	950,278
Total portfolio financing	$16,257,859	$17,173,567
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2023	December 31, 2022
Secured credit facilities	$12,809,913	$13,549,748
Acquisition facility	—	—
Total secured debt	$12,809,913	$13,549,748

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2023 ($ in thousands):

	Nine Months Ended September 30, 2023	September 30, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,625,471	+1.53%	$8,308,855	+3.27%	+1.74%
+ 1.51% to + 1.75%	$—	2,794,848	+1.82%	3,902,545	+3.57%	+1.75%
+ 1.76% to + 2.00%	$—	1,912,045	+2.13%	2,974,091	+4.01%	+1.88%
+ 2.01% or more	66,924	2,477,549	+2.61%	3,427,740	+4.62%	+2.01%
Total	$66,924	$12,809,913	+1.89%	$18,613,231	+3.69%	+1.80%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of September 30, 2023 for new financings closed during the nine months ended September 30, 2023.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Represents the weighted-average all-in cost as of September 30, 2023 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024. As of September 30, 2023, we had no assets pledged to our acquisition facility and no outstanding borrowings.

Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	September 30, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)(2)	Term(3)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$801,392	+ 1.69%	May 2038
Underlying Collateral Assets	27	1,000,000	1,000,000	+ 3.35%	December 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	716,342	716,284	+ 2.18%	November 2037
Underlying Collateral Assets	15	907,592	907,592	+ 3.04%	May 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	992,419	991,578	+ 1.57%	February 2038
Underlying Collateral Assets	16	1,249,294	1,249,294	+ 3.25%	May 2025
Total
Senior CLO Securities Outstanding(4)	3	$2,512,511	$2,509,254	+ 1.78%
Underlying Collateral Assets	58	$3,156,886	$3,156,886	+ 3.21%

(1)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(2)The weighted-average all-in yield and cost are expressed as a spread over SOFR, which is the relevant floating benchmark rate for each securitized debt obligation. Excludes loans accounted for under the cost-recovery method.
(3)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(4)During the three and nine months ended September 30, 2023, we recorded $44.5 million and $127.6 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	September 30, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value	Wtd. Avg. Yield/Cost(1)	Wtd. Avg. Term(2)
Financing provided	2	$935,435	$930,757	+ 3.13%	February 2026
Collateral assets	2	$1,111,453	$1,102,848	+ 3.95%	February 2026

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	September 30, 2023	December 31, 2022
Term loans	$2,140,720	$2,157,218
Senior secured notes	366,590	400,000
Convertible notes	300,000	520,000
Total corporate financing	$2,807,310	$3,077,218

Term Loans
As of September 30, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$913,230	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	$411,998	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	$815,492	+ 3.50%	+ 4.11%	May 9, 2029

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
Refer to Note 2 and Note 9 to our consolidated financial statements for additional discussion of our Term Loans.
Senior Secured Notes
During the three months ended September 30, 2023, we repurchased an aggregate principal amount of $33.4 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.5 million during both the three and nine months ended September 30, 2023.

As of September 30, 2023, the following Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$366,590	3.75%	4.02%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
Refer to Note 2 and Note 10 to our consolidated financial statements for additional discussion of our Senior Secured Notes.
Convertible Notes
As of September 30, 2023 the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the March 2022 convertible notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold as defined in the March 2022 convertible notes supplemental indenture has not been exceeded as of September 30, 2023.
Refer to Note 2 and Note 11 to our consolidated financial statements for additional discussion of our Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2023, 99% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s exposure to interest rates by currency as of September 30, 2023 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)	$15,362,205	£2,664,166	€2,517,025	$1,973,357
Floating rate debt(2)(4)(5)	(12,465,258)	(1,960,364)	(1,876,023)	(1,558,353)
Net floating rate exposure	$2,896,947	£703,802	€641,002	$415,004
Net floating rate exposure in USD(6)	$2,896,947	$858,567	$677,730	$415,004

(1)Includes Australian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(4)Excludes $1.1 billion of non-consolidated senior interests and $275.7 million of loan participations sold, as of September 30, 2023. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(5)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and term loans.
(6)Represents the U.S. dollar equivalent as of September 30, 2023.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023 and June 30, 2023 ($ in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2023	June 30, 2023	$
Income from loans and other investments
Interest and related income	$519,342	$521,892	$(2,550)
Less: Interest and related expenses	353,972	344,549	9,423
Income from loans and other investments, net	165,370	177,343	(11,973)
Other expenses
Management and incentive fees	28,882	32,815	(3,933)
General and administrative expenses	12,001	13,022	(1,021)
Total other expenses	40,883	45,837	(4,954)
Increase in current expected credit loss reserve	(96,900)	(27,807)	(69,093)
Gain on extinguishment of debt	4,541	—	4,541
Income before income taxes	32,128	103,699	(71,571)
Income tax provision	1,568	1,202	366
Net Income	30,560	102,497	(71,937)
Net income attributable to non-controlling interests	(1,036)	(846)	(190)
Net income attributable to Blackstone Mortgage Trust, Inc.	$29,524	$101,651	$(72,127)
Net income per share of common stock
Basic	$0.17	$0.59	$(0.42)
Diluted	$0.17	$0.58	$(0.41)
Weighted-average shares of common stock outstanding
Basic	172,648,118	172,615,385	32,733
Diluted	172,648,118	180,886,445	(8,238,327)
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $12.0 million during the three months ended September 30, 2023 compared to the three months ended June 30, 2023. The decrease was primarily due to (i) a decrease in the weighted-average principal balance of our loan portfolio by $659.8 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023 and (ii) a decline in interest income related to an additional loan accounted for under the cost-recovery method effective June 30, 2023. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $715.7 million for the three months ended September 30, 2023 compared to the three months ended June 30, 2023.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $5.0 million during the three months ended September 30, 2023 compared to the three months ended June 30, 2023 primarily due to a decrease of (i) $4.0 million of incentive fees payable to our Manager and (ii) $966,000 of general operating expenses.
Changes in current expected credit loss reserve
During the three months ended September 30, 2023, we recorded a $96.9 million increase in the CECL reserve, as compared to a $27.8 million increase during the three months ended June 30, 2023. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.
Gain on extinguishment of debt
During the three months ended September 30, 2023, we recognized a gain on extinguishment of debt of $4.5 million related to the repurchase of an aggregate principal amount of $33.4 million of our Senior Secured Notes. There was no repurchase activity in the three months ended June 30, 2023.
Dividends per share
During the three months ended September 30, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million. During the three months ended June 30, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million.
The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2023 and 2022 ($ in thousands, except per share data):

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	$
Income from loans and other investments
Interest and related income	$1,532,618	$876,676	$655,942
Less: Interest and related expenses	1,015,718	439,708	576,010
Income from loans and other investments, net	516,900	436,968	79,932
Other expenses
Management and incentive fees	92,747	76,462	16,285
General and administrative expenses	37,888	37,701	187
Total other expenses	130,635	114,163	16,472
Increase in current expected credit loss reserve	(134,530)	(22,694)	(111,836)
Gain on extinguishment of debt	4,541	—	4,541
Income before income taxes	256,276	300,111	(43,835)
Income tax provision	4,663	2,064	2,599
Net Income	251,613	298,047	(46,434)
Net income attributable to non-controlling interests	(2,681)	(1,864)	(817)
Net income attributable to Blackstone Mortgage Trust, Inc.	$248,932	$296,183	$(47,251)
Net income per share of common stock
Basic	$1.44	$1.74	$(0.30)
Diluted	$1.44	$1.71	$(0.27)
Weighted-average shares of common stock outstanding
Basic	172,620,799	170,303,470	2,317,329
Diluted	180,891,859	182,011,842	(1,119,983)
Dividends declared per share	$1.86	$1.86	$—
Income from loans and other investments, net
Income from loans and other investments, net increased $79.9 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to (i) an increase in floating rate indices during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, and (ii) an increase in the weighted-average principal balance of our loan portfolio by $835.7 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This was offset by (i) an increase in the weighted-average principal balance of our outstanding financing arrangements by $821.0 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 and (ii) a decline in interest income related to an additional four loans accounted for under the cost-recovery method effective December 31, 2022.
Other expenses
Other expenses increased by $16.5 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to an increase of (i) $14.9 million of incentive fees payable to our Manager, due to an increase in Distributable Earnings, (ii) $2.5 million of general operating expenses, and (iii) $1.4 million of management fees payable to our Manager, primarily as a result of an increase in equity. This was offset by a reduction in non-cash restricted stock amortization of $2.4 million related to shares awarded under our long-term incentive plans.
Changes in current expected credit loss reserve
During the nine months ended September 30, 2023, we recorded a $134.5 million increase in the CECL reserve, as compared to a $22.7 million increase during the nine months ended September 30, 2022. This CECL reserve reflects certain loans assessed for impairment in our portfolio, as well as macroeconomic conditions.
Gain on extinguishment of debt
During the nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $4.5 million related to the repurchase of an aggregate principal amount of $33.4 million of our Senior Secured Notes. There was no repurchase activity in the nine months ended September 30, 2022.
Dividends per share
During the nine months ended September 30, 2023, we declared aggregate dividends of $1.86 per share, or $320.5 million. During the nine months ended September 30, 2022, we declared aggregate dividends of $1.86 per share, or $317.1 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of September 30, 2023, our capitalization structure included $4.5 billion of common equity, $2.8 billion of corporate debt, and $16.3 billion of asset-level financings. Our $2.8 billion of corporate debt includes $2.1 billion of term loan borrowings, $366.6 million of senior secured notes, and $300.0 million of convertible notes. Our $16.3 billion of asset-level financings includes $12.8 billion of secured debt, $2.5 billion of securitizations, and $935.4 million of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of September 30, 2023, we have $1.8 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2023	December 31, 2022
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.6x	3.8x
Adjusted debt-to-equity ratio(3)	3.2x	3.5x
Total leverage ratios(1)
Total leverage ratio(4)	4.1x	4.4x
Adjusted total leverage ratio(5)	3.8x	4.1x

(1)The debt and leverage amounts included in the calculations above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
(2)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(3)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) Adjusted Equity. Refer below for the reconciliation of Adjusted Equity to total equity.
(4)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) total equity.
(5)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, term loans, senior secured notes, and convertible notes, less cash, to (ii) Adjusted Equity. Refer below for the reconciliation of Adjusted Equity to total equity.
Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio
Our adjusted debt-to-equity and total leverage ratios are measures that are not prepared in accordance with GAAP, as they are calculated using Adjusted Equity, which we define as our total equity, excluding the aggregate CECL reserve on our loans receivable and unfunded loan commitments.
We believe that Adjusted Equity provides meaningful information to consider in addition to our total equity determined in accordance with GAAP in the context of assessing our debt-to-equity and total leverage ratios. The adjusted debt-to-equity and total leverage ratios are metrics we use, in addition to our unadjusted debt-to-equity and total leverage ratios, when evaluating our capitalization structure, as Adjusted Equity excludes the unrealized impact of our CECL reserve, which may vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve. We believe these ratios, and therefore our Adjusted Equity, are useful financial metrics for existing and potential future holders of our class A common stock to consider when evaluating how our business is capitalized and the relative amount of leverage in our business.
Adjusted Equity does not represent our total equity and should not be considered as an alternate to GAAP total equity. In addition, our methodology for calculating Adjusted Equity may differ from methodologies employed by other companies to calculate the same or similar supplemental measures, and accordingly, our reported Adjusted Equity may not be comparable to the Adjusted Equity reported by other companies.
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	September 30, 2023	December 31, 2022
Total equity	$4,493,521	$4,544,200
Add back: aggregate CECL reserve	477,047	342,517
Adjusted Equity	$4,970,568	$4,886,717

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$421,495	$291,340
Available borrowings under secured debt	1,343,881	1,536,638
Loan principal payments held by servicer, net(1)	12,713	7,425
	$1,778,089	$1,835,403

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the nine months ended September 30, 2023, we generated cash flow from operating activities of $349.1 million and received $2.3 billion from loan principal collections and sales proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,976,469 shares of class A common stock were available for issuance as of September 30, 2023, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of September 30, 2023. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination and funding activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $12.8 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. During the three months ended September 30, 2023 we repurchased an aggregate principal amount of $33.4 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.5 million during the three months ended September 30, 2023.
As of September 30, 2023, we had unfunded commitments of $2.7 billion related to 101 loans receivable and $1.5 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.2 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs, and their fundability varies depending on the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.6 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2023 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$2,671,851	$680,820	$1,048,602	$398,520	$543,909
Principal repayments under secured debt(3)	12,809,913	1,275,700	5,697,237	4,997,834	839,142
Principal repayments under asset-specific debt(3)	935,435	—	786,633	—	148,802
Principal repayments of term loans(4)	2,140,720	21,997	1,328,006	16,516	774,201
Principal repayments of senior secured notes	366,590	—	—	366,590	—
Principal repayments of convertible notes(5)	300,000	—	—	300,000	—
Interest payments(3)(6)	3,356,015	1,173,532	1,634,769	466,186	81,528
Total(7)	$22,580,524	$3,152,049	$10,495,247	$6,545,646	$2,387,582

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
(6)Represents interest payments on our secured debt, asset-specific debt, term loans, senior secured notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2023 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.5 billion of consolidated securitized debt obligations, $1.1 billion of non-consolidated senior interests, and $275.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by operating activities	$349,053	$266,610
Cash flows provided by (used in) investing activities	1,187,092	(3,200,070)
Cash flows (used in) provided by financing activities	(1,407,463)	2,671,630
Net increase (decrease) in cash and cash equivalents	$128,682	$(261,830)
We experienced a net increase in cash and cash equivalents of $128.7 million for the nine months ended September 30, 2023, compared to a net decrease of $261.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we received $2.3 billion from loan principal collections and sales proceeds. Also, during the nine months ended September 30, 2023, we (i) funded $1.1 billion of loans, (ii) repaid a net $672.2 million of secured debt borrowings, (iii) paid $320.1 million of dividends on our class A common stock, and (iv) repaid $220.0 million of convertible notes.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2023 and December 31, 2022, we were in compliance with all REIT requirements.
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
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans receivable portfolio. We estimate our CECL reserve primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Current credit quality of our portfolio: Our risk rating is our primary credit quality indicator in assessing our current expected credit loss reserve. We perform a quarterly risk review of our portfolio of loans, and assigns each loan a risk rating based on a variety of factors, including, without limitation, origination LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship.
•Expectations of performance and market conditions: Our CECL reserve is adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, inflation, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2023.
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
These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserve may change over time and from period to period. During the nine months ended September 30, 2023, we recorded an aggregate $134.5 million increase in the CECL reserve related to our loans receivable and unfunded loan commitments, bringing our total reserve to $477.0 million as of September 30, 2023. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserve.

Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each investment using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the amortized cost basis, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a reduction to interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2023 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	4/9/2018	$1,487	$1,111	$1,108	+4.32%	+4.64%	6/9/2025	New York	Office	$392 / sqft	48%	2
2	Senior Loan	8/14/2019	1,043	954	952	+3.02%	+3.78%	12/23/2024	Dublin - IE	Mixed-Use	$316 / sqft	74%	3
3	Senior Loan	6/24/2022	851	851	845	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$387 / sqft	59%	3
4	Senior Loan	3/22/2018	600	600	600	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
5	Senior Loan(4)	8/7/2019	571	571	116	+3.22%	+3.46%	9/9/2025	Los Angeles	Office	$712 / sqft	59%	2
6	Senior Loan	7/23/2021	480	456	452	+4.10%	+4.55%	8/9/2027	New York	Multi	$611,846 / unit	58%	2
7	Senior Loan	3/30/2021	454	454	452	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$84 / sqft	76%	2
8	Senior Loan(4)	11/22/2019	470	383	76	+3.78%	+4.25%	12/9/2025	Los Angeles	Office	$701 / sqft	69%	3
9	Senior Loan	12/9/2021	385	366	366	+2.76%	+2.89%	12/9/2026	New York	Mixed-Use	$126 / sqft	50%	2
10	Senior Loan	9/23/2019	370	345	344	+3.00%	+3.27%	8/16/2024	Diversified - Spain	Hospitality	$123,028 / key	62%	4
11	Senior Loan	4/11/2018	345	336	336	+2.25%	+2.28%	5/1/2025	New York	Office	$426 / sqft	71%	4
12	Senior Loan	2/27/2020	303	302	302	+2.70%	+2.94%	3/9/2025	New York	Multi	$795,074 / unit	59%	3
13	Senior Loan	5/6/2022	293	293	291	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$93 / sqft	53%	2
14	Senior Loan	9/29/2021	312	292	291	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$381 / sqft	66%	2
15	Senior Loan	10/25/2021	290	290	288	+4.00%	+4.32%	10/25/2024	Diversified - AU	Hospitality	$142,718 / key	56%	2
16	Senior Loan	12/11/2018	310	289	291	+2.55%	+3.24%	12/9/2023	Chicago	Office	$246 / sqft	78%	4
17	Senior Loan	11/30/2018	286	286	270	7.90%	7.90%	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
18	Senior Loan	3/25/2022	284	284	282	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$125,056 / key	65%	2
19	Senior Loan	10/23/2018	290	283	283	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$264 / sqft	64%	2
20	Senior Loan	7/15/2021	302	280	277	+4.25%	+4.74%	7/16/2026	Diversified - EUR	Hospitality	$213,942 / key	53%	3
21	Senior Loan	9/30/2021	280	276	275	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$145,532 / unit	74%	3
22	Senior Loan	6/8/2022	272	262	260	+3.65%	+4.00%	6/9/2027	New York	Office	$1,465 / sqft	75%	3
23	Senior Loan	11/30/2018	261	261	261	+2.80%	+3.04%	12/9/2024	San Francisco	Hospitality	$380,626 / key	73%	4
24	Senior Loan	9/14/2021	259	255	255	+2.61%	+2.87%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
25	Senior Loan	1/11/2019	252	252	252	+5.02%	+5.06%	6/14/2028	Diversified - UK	Other	$249 / sqft	74%	3
26	Senior Loan	2/23/2022	245	231	230	+2.60%	+2.84%	3/9/2027	Reno	Multi	$214,621 / unit	74%	3
27	Senior Loan(7)	9/16/2021	229	229	229	+1.63%	+1.63%	11/9/2025	San Francisco	Office	$278 / sqft	53%	4
28	Senior Loan	12/22/2016	252	212	206	+10.50%	+10.50%	6/9/2028	New York	Office	$299 / sqft	64%	5
29	Senior Loan	4/23/2021	219	209	203	+3.65%	+3.65%	5/9/2024	Washington, DC	Office	$234 / sqft	57%	5
30	Senior Loan	7/16/2021	223	209	207	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$215,650 / unit	69%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	8/31/2017	$203	$203	$192	+2.62%	+2.62%	10/9/2023	Orange County	Office	$238 / sqft	64%	5
32	Senior Loan	6/27/2019	203	202	201	+2.80%	+2.94%	8/15/2026	Berlin - DEU	Office	$425 / sqft	62%	3
33	Senior Loan	9/30/2021	256	201	200	+3.11%	+3.50%	10/9/2028	Chicago	Office	$222 / sqft	74%	4
34	Senior Loan	6/28/2019	200	200	199	+3.82%	+4.08%	6/26/2024	London - UK	Office	$481 / sqft	71%	3
35	Senior Loan(4)	11/10/2021	362	199	39	+4.11%	+4.93%	12/9/2026	San Francisco	Life Sciences	$377 / sqft	66%	3
36	Senior Loan	7/29/2022	268	195	192	+4.60%	+5.65%	7/27/2027	London - UK	Industrial	$252 / sqft	52%	3
37	Senior Loan	9/30/2021	195	195	194	+3.86%	+4.21%	10/9/2026	Boca Raton	Multi	$532,787 / unit	77%	3
38	Senior Loan	7/23/2021	244	187	185	+5.11%	+5.50%	8/9/2027	New York	Office	$604 / sqft	53%	4
39	Senior Loan	6/28/2022	675	186	179	+4.60%	+5.07%	7/9/2029	Austin	Mixed-Use	$155 / sqft	53%	3
40	Senior Loan	9/25/2019	180	180	179	+4.47%	+4.84%	9/26/2024	London - UK	Office	$836 / sqft	72%	3
41	Senior Loan	11/23/2018	179	179	178	+2.68%	+2.92%	2/15/2024	Diversified - UK	Office	$1,103 / sqft	50%	3
42	Senior Loan	2/15/2022	191	178	177	+2.90%	+3.14%	3/9/2027	Denver	Office	$355 / sqft	61%	3
43	Senior Loan	12/21/2021	184	178	177	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$361 / sqft	67%	3
44	Senior Loan	1/27/2022	178	177	176	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$115,406 / unit	71%	3
45	Senior Loan	5/13/2021	199	173	172	+3.66%	+4.11%	6/9/2026	Boston	Life Sciences	$875 / sqft	64%	3
46	Senior Loan	3/9/2022	165	165	164	+2.95%	+3.17%	8/15/2027	Diversified - UK	Retail	$140 / sqft	55%	2
47	Senior Loan	12/17/2021	168	165	164	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,601 / unit	48%	1
48	Senior Loan	5/27/2021	205	163	163	+2.81%	+3.11%	6/9/2026	Atlanta	Office	$137 / sqft	66%	3
49	Senior Loan	10/7/2021	165	160	160	+3.25%	+3.58%	10/9/2025	Los Angeles	Office	$326 / sqft	68%	4
50	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
51	Senior Loan	6/4/2018	153	153	153	+3.50%	+3.74%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
52	Senior Loan	1/17/2020	203	153	152	+2.86%	+3.00%	2/9/2025	New York	Mixed-Use	$126 / sqft	43%	3
53	Senior Loan	1/7/2022	155	152	151	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
54	Senior Loan	9/4/2018	163	150	149	+4.25%	+4.48%	9/9/2024	Las Vegas	Hospitality	$181,054 / key	70%	2
55	Senior Loan	3/10/2020	140	140	140	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	53%	4
56	Senior Loan	11/18/2021	138	138	138	+3.25%	+3.51%	11/18/2026	London - UK	Other	$174 / sqft	65%	2
57	Senior Loan	12/20/2019	137	137	137	+3.22%	+3.44%	12/18/2026	London - UK	Office	$695 / sqft	75%	3
58	Senior Loan	2/20/2019	165	137	136	+4.07%	+4.73%	2/19/2024	London - UK	Office	$550 / sqft	61%	3
59	Senior Loan	9/30/2021	181	137	135	+4.00%	+4.51%	9/30/2026	Diversified - Spain	Hospitality	$117,931 / key	60%	3
60	Senior Loan	2/25/2022	133	133	132	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$75 / sqft	69%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	8/24/2021	$156	$133	$133	+2.71%	+3.03%	9/9/2026	San Jose	Office	$317 / sqft	65%	3
62	Senior Loan	9/14/2021	132	129	129	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$260,871 / unit	75%	3
63	Senior Loan(4)	3/17/2022	216	126	173	+2.27%	+4.14%	6/30/2025	London - UK	Office	$566 / sqft	50%	3
64	Senior Loan	4/3/2018	126	125	125	+2.86%	+3.11%	4/9/2024	Dallas	Retail	$761 / sqft	64%	3
65	Senior Loan	5/20/2021	150	124	124	+3.76%	+3.76%	6/9/2026	San Jose	Office	$318 / sqft	65%	5
66	Senior Loan	6/30/2022	122	122	122	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$237,408 / key	60%	2
67	Senior Loan	4/6/2021	123	122	122	+3.31%	+3.60%	4/9/2026	Los Angeles	Office	$508 / sqft	65%	3
68	Senior Loan	12/23/2021	315	121	116	+4.25%	+5.40%	6/24/2028	London - UK	Multi	$133,120 / unit	59%	3
69	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.17%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
70	Senior Loan	3/29/2021	124	119	119	+4.02%	+4.61%	3/29/2026	Diversified - UK	Multi	$52,176 / unit	61%	3
71	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	3
72	Senior Loan	8/27/2021	122	118	117	+3.11%	+3.41%	9/9/2026	San Diego	Retail	$444 / sqft	58%	3
73	Senior Loan	6/28/2019	125	117	117	+2.87%	+3.13%	2/1/2024	Los Angeles	Studio	$591 / sqft	48%	3
74	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	3
75	Senior Loan	12/15/2021	144	116	115	+2.92%	+4.12%	12/9/2026	Dublin - IE	Multi	$291,190 / unit	79%	3
76	Senior Loan	1/26/2022	338	115	112	+4.10%	+4.68%	2/9/2027	Seattle	Office	$241 / sqft	56%	3
77	Senior Loan	12/21/2021	120	115	114	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$393 / sqft	68%	3
78	Senior Loan	10/21/2021	114	114	114	+3.01%	+3.26%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
79	Senior Loan	3/28/2022	130	114	113	+2.55%	+2.85%	4/9/2027	Miami	Office	$309 / sqft	69%	3
80	Senior Loan(4)	3/29/2022	224	108	21	+4.50%	+5.70%	4/9/2027	Miami	Multi	$184,366 / unit	72%	3
81	Senior Loan	3/13/2018	123	108	108	+3.11%	+3.34%	4/9/2027	Honolulu	Hospitality	$167,735 / key	50%	3
82	Senior Loan	11/8/2022	108	108	108	+3.88%	+4.53%	11/8/2027	London - UK	Multi	$167,642 / unit	60%	2
83	Senior Loan	11/27/2019	109	107	107	+2.86%	+3.20%	12/9/2024	Minneapolis	Office	$107 / sqft	64%	3
84	Senior Loan	12/29/2021	110	106	105	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$181,512 / unit	64%	3
85	Senior Loan	12/10/2021	135	105	105	+3.11%	+3.46%	1/9/2027	Miami	Office	$352 / sqft	49%	3
86	Senior Loan	2/15/2022	106	105	104	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$239,655 / unit	73%	2
87	Senior Loan	3/29/2022	103	101	101	+2.70%	+2.96%	4/9/2027	Miami	Multi	$282,203 / unit	75%	3
88	Senior Loan	10/1/2021	101	100	100	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$231,021 / unit	77%	3
89	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
90	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$352,399 / unit	79%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	1/30/2020	$104	$95	$95	+2.96%	+3.11%	2/9/2026	Honolulu	Hospitality	$305,679 / key	63%	3
92	Senior Loan	6/14/2021	100	94	92	+3.81%	+3.81%	7/9/2024	Miami	Office	$198 / sqft	65%	5
93	Senior Loan	10/27/2021	93	93	92	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
94	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	2
95	Senior Loan	12/21/2018	98	92	92	+2.71%	+2.71%	1/9/2024	Chicago	Office	$178 / sqft	72%	5
96	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
97	Senior Loan	12/15/2021	91	90	90	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$256,393 / unit	76%	3
98	Senior Loan	3/25/2020	90	90	89	+2.40%	+2.67%	3/31/2025	Diversified - NL	Multi	$109,324 / unit	65%	2
99	Senior Loan	4/1/2021	102	89	89	+7.41%	+7.41%	4/9/2026	San Jose	Office	$599 / sqft	67%	5
100	Senior Loan	10/16/2018	88	88	88	+3.36%	+3.61%	11/9/2024	San Francisco	Hospitality	$191,807 / key	72%	4
101	Senior Loan	6/25/2021	85	85	85	+2.86%	+3.31%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
102	Senior Loan	6/27/2019	88	85	85	+2.75%	+2.99%	7/9/2024	West Palm Beach	Office	$292 / sqft	70%	2
103	Senior Loan	12/15/2021	84	84	83	+4.00%	+4.29%	12/15/2026	Melbourne - AU	Multi	$61,241 / unit	38%	2
104	Senior Loan	3/31/2017	84	84	84	+9.41%	+9.41%	10/9/2023	New York	Office	$403 / sqft	64%	5
105	Senior Loan	6/14/2022	106	84	83	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$173 / sqft	76%	3
106	Senior Loan	12/10/2018	82	82	82	+4.57%	+5.28%	12/3/2024	London - UK	Office	$392 / sqft	72%	3
107	Senior Loan	3/9/2022	92	82	82	+2.90%	+3.43%	3/9/2025	Boston	Office	$216 / sqft	68%	4
108	Senior Loan	7/29/2021	82	82	81	+2.76%	+3.08%	8/9/2026	Charlotte	Multi	$222,786 / unit	78%	3
109	Senior Loan	8/27/2021	79	78	78	+4.10%	+4.35%	9/9/2026	Diversified - US	Hospitality	$115,521 / key	67%	3
110	Senior Loan	11/23/2021	92	77	76	+2.85%	+3.17%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
111	Senior Loan(4)	12/30/2021	228	73	14	+4.00%	+4.99%	1/9/2028	Los Angeles	Multi	$209,770 / unit	50%	3
112	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$212,382 / unit	77%	2
113	Senior Loan	8/14/2019	70	70	70	+2.56%	+2.80%	9/9/2024	Los Angeles	Office	$684 / sqft	57%	3
114	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
115	Senior Loan	8/17/2022	75	67	67	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$104 / sqft	72%	3
116	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
117	Senior Loan	7/30/2021	67	65	65	+2.61%	+2.87%	8/9/2026	Los Angeles	Multi	$168,048 / unit	70%	2
118	Senior Loan	3/31/2022	70	65	64	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$141,534 / unit	71%	3
119	Senior Loan	12/17/2021	66	63	63	+4.35%	+4.83%	1/9/2026	Diversified - US	Other	$4,794 / unit	37%	1
120	Senior Loan	8/16/2022	65	63	62	+4.75%	+5.17%	8/16/2027	London - UK	Hospitality	$466,659 / key	64%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	3/31/2021	$62	$62	$62	+3.99%	+4.30%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
122	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
123	Senior Loan	12/23/2021	61	61	61	+2.29%	+2.29%	10/31/2023	New York	Office	$238 / sqft	71%	3
124	Senior Loan	6/30/2021	65	61	61	+2.95%	+3.23%	7/9/2026	Nashville	Office	$250 / sqft	71%	3
125	Senior Loan	4/15/2021	66	60	60	+3.06%	+3.34%	5/9/2026	Austin	Office	$293 / sqft	73%	3
126	Senior Loan(4)	3/23/2020	59	59	12	+3.82%	+4.63%	4/9/2025	Nashville	Office	$90 / sqft	60%	1
127	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
128	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
129	Senior Loan	12/10/2020	61	56	56	+3.30%	+3.56%	1/9/2026	Fort Lauderdale	Office	$194 / sqft	68%	3
130	Senior Loan	1/21/2022	68	55	55	+3.70%	+4.09%	2/9/2027	Denver	Office	$327 / sqft	65%	3
131	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
132	Senior Loan	8/22/2019	54	54	54	+2.66%	+2.89%	9/9/2024	Los Angeles	Office	$310 / sqft	63%	3
133	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.27%	1/9/2024	Diversified - US	Industrial	$40 / sqft	57%	1
134	Senior Loan	11/11/2021	53	53	53	+4.07%	+4.87%	8/12/2026	London - UK	Hospitality	$189,304 / key	40%	3
135	Senior Loan	8/5/2021	57	53	53	+2.96%	+3.24%	8/9/2026	Denver	Office	$200 / sqft	70%	3
136	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
137	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
138	Senior Loan	7/28/2021	53	50	50	+2.75%	+3.07%	8/9/2026	Los Angeles	Multi	$284,104 / unit	71%	3
139	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
140	Senior Loan	11/30/2016	57	49	49	+3.18%	+3.40%	12/9/2023	Chicago	Retail	$805 / sqft	54%	4
141	Senior Loan	7/20/2021	48	48	48	+2.86%	+3.21%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
142	Senior Loan	2/1/2022	76	47	46	+4.50%	+6.37%	2/1/2027	Diversified - UK	Life Sciences	$359 / sqft	45%	3
143	Senior Loan	12/29/2021	47	47	46	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
144	Senior Loan	4/7/2022	57	46	46	+3.25%	+3.54%	4/9/2027	Denver	Office	$136 / sqft	59%	3
145	Senior Loan	10/1/2019	48	46	46	+3.80%	+4.24%	10/9/2025	Atlanta	Hospitality	$259,356 / key	74%	3
146	Senior Loan	10/21/2022	46	46	46	+4.14%	+4.51%	10/18/2027	Diversified - DEU	Industrial	$64 / sqft	74%	3
147	Senior Loan	7/30/2021	45	45	45	+2.75%	+2.86%	8/1/2026	Portland	Multi	$62,378 / unit	64%	3
148	Senior Loan	12/8/2021	48	43	43	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$139,936 / unit	69%	3
149	Senior Loan	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	2
150	Senior Loan	11/3/2021	41	41	41	+2.71%	+3.05%	11/9/2026	Washington, DC	Multi	$137,788 / unit	68%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 185	Senior Loan	Various	1,077	1,035	1,031	+3.05%	+3.51%	2.2 yrs	Various	Various	Various	62%	2.3
	CECL reserve				(463)
	Loans receivable, net		$28,002	$24,913	$23,252	+ 3.38%	+ 3.73%	2.6 yrs				64%	2.9

(1)Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)Date loan was originated or acquired by us, and the LTV as of such date, excluding any junior participations sold. Origination dates are subsequently updated to reflect material loan modifications.
(3)Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.8 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $48.8 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of September 30, 2023, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. The remaining 1% of our loans by total loan exposure earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
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
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2023, 99% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following September 30, 2023, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2023 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of September 30, 2023(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)	$23,246,828	$88,562	$177,123	$(88,562)	$(177,123)
Floating rate liabilities(5)(6)	(18,398,580)	(73,594)	(147,189)	73,594	147,189
Net exposure	$4,848,248	$14,968	$29,934	$(14,968)	$(29,934)

(1)Reflects the USD equivalent value of floating rate assets and liabilities denominated in foreign currencies.
(2)Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 14 to our consolidated financial statements for additional details of our incentive fee calculation.
(3)Excludes income from loans accounted for under the cost-recovery method.
(4)Includes an interest rate swap with a notional amount of $229.9 million that effectively converts our fixed rate loan exposure to floating rate exposure.
(5)Excludes $1.1 billion of non-consolidated senior interests and $275.7 million of loan participations sold, as of September 30, 2023. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(6)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and term loans.
Investment Portfolio Value
As of September 30, 2023, 99% of our portfolio earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. As of September 30, 2023, the remaining 1% of our portfolio earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 64.0%, excluding any junior participations sold, as of September 30, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of September 30, 2023, we had an aggregate $322.6 million asset-specific CECL reserve related to ten of our loans receivable, with an aggregate amortized cost basis of $1.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of September 30, 2023.
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
The nine months ended September 30, 2023 have been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Recent events affecting financial institutions have also contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of September 30, 2023.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2023
	GBP	EUR	All Other(2)
Foreign currency assets	£2,933,335	€2,568,586	$2,003,299
Foreign currency liabilities	(2,201,911)	(1,884,129)	(1,570,113)
Foreign currency contracts – notional	(722,576)	(676,126)	(427,009)
Net exposure to exchange rate fluctuations	£8,848	€8,331	$6,177
Net exposure to exchange rate fluctuations in USD(1)	$10,794	$8,808	$6,177

(1)Represents the U.S. Dollar equivalent as of September 30, 2023.
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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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

BLACKSTONE MORTGAGE TRUST, INC.

October 25, 2023	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

October 25, 2023	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)