Form 10-K
period 2023-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2024-02-14
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $3.4 billion as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of February 7, 2024, there were 173,674,472 outstanding shares of class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2024 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

Forward-Looking Information; Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which involve certain known and unknown risks and uncertainties. Forward-looking statements predict or describe our future operations, business plans, business and investment strategies and portfolio management and the performance of our investments. These forward-looking statements are generally identified by their use of such terms and phrases as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “will,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled” and similar expressions. Our actual results or outcomes may differ materially from those anticipated. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. We assume no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
•Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to our stockholders.
•Adverse changes in the real estate and real estate capital markets, in North America, Europe, and Australia in particular, could negatively impact our performance by making it more difficult for borrowers under our mortgage loans to satisfy their debt payment obligations, which could result in losses on our loan investments and/or make it more difficult for us to generate consistent or attractive risk-adjusted returns.
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
•If we become the owner of real estate through foreclosure or otherwise, we are subject to risks inherent in the ownership and operation of real estate and development of real estate.
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

•Increased competition from entities engaged in mortgage lending and/or investing in assets similar to ours may limit our ability to originate or acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on our business, financial condition and results of operations.
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
•If we do not maintain our exclusion from registration under the Investment Company Act of 1940, as amended, or the Investment Company Act, we will be subject to significant regulation and restrictions on our business and investments.
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
Our Company
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing CLOs or single-asset securitizations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154.
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
Our Manager
We are externally managed and advised by our Manager, which is responsible for administering our business activities, our day-to-day operations, and providing us the services of our executive management team, investment team, and other personnel.

Our Manager is a part of Blackstone, which is the world's largest alternative asset manager. Blackstone's assets under management include investment vehicles focused on private equity, real estate, public debt and equity, infrastructure, life sciences, growth equity, opportunistic, non-investment grade credit, real assets and secondary funds, all on a global basis. Through its different businesses, Blackstone had total assets under management of over $1.0 trillion as of December 31, 2023.
Our Manager benefits from the resources, relationships, and expertise of the 782 professionals in Blackstone’s global real estate group. Blackstone has built the world's preeminent global real estate business with $336.9 billion of investor capital under management as of December 31, 2023. Kathleen McCarthy and Nadeem Meghji, who are the global co-heads of Blackstone’s real estate group, are members of our Manager’s investment committee. Kenneth Caplan, who is Blackstone’s co-chief investment officer overseeing business areas including real estate, is also a member of our Manager’s investment committee.
Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. Jonathan Pollack, the global head of Blackstone Real Estate Credit, which includes BREDS, is a member of our Manager’s investment committee and is a member of our board of directors. Tim Johnson, the global head of BREDS, serves as the chairperson of our board of directors and is a member of our Manager’s investment committee. Katharine Keenan, the global chief operating officer of Blackstone Real Estate Credit and a member of our Manager’s investment committee, serves as our chief executive officer and is a member of our board of directors. In addition, Michael Nash, who served as chair of BREDS until his retirement from Blackstone and also served as the executive chairman of our board of directors until recently, remains a member of our board of directors. As of December 31, 2023, 133 dedicated BREDS professionals, including 28 investment professionals based in London and Australia, managed $84.2 billion of investor capital.

Our chief executive officer, chief financial officer, and other officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager are obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 14 and 19 to our consolidated financial statements and the information required to be disclosed pursuant to Item 13 “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2024 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K, for more detail on the terms of the Management Agreement.
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
As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy by targeting other credit-oriented investments secured by commercial or residential real estate.
We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive returns for our stockholders in a variety of market conditions over the long term.
Our Portfolio
Our business is currently focused on originating or acquiring senior, floating rate mortgage loans that are secured by a first priority mortgage on commercial real estate assets in North America, Europe, and Australia. These investments may be in the form of whole loans, pari passu participations within mortgage loans, or other similar structures. Although originating senior, floating rate mortgage loans is our primary area of focus, we may also originate or acquire fixed rate loans and subordinate loans, including subordinate mortgage interests and mezzanine loans. This focused lending strategy is designed to generate attractive current income while protecting investors’ capital.
During the year ended December 31, 2023, loan fundings totaled $1.6 billion, with loan repayments and sales of $3.8 billion, for net repayments of $2.2 billion.

The following table details overall statistics for our loan portfolio as of December 31, 2023 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	178	178
Principal balance	$23,923,719	$24,971,028
Net book value	$23,210,076	$23,210,076
Unfunded loan commitments(2)	$2,430,664	$2,430,664
Weighted-average cash coupon(3)	+ 3.37%	+ 3.31%
Weighted-average all-in yield(3)	+ 3.71%	+ 3.66%
Weighted-average maximum maturity (years)(4)	2.4	2.4
Origination loan to value (LTV)(5)	63.6%	63.6%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $289.4 million of subordinate mezzanine loans, as of December 31, 2023, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $381.2 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR, and the remaining 1% of our loans earn a fixed rate of interest. Floating rate exposure includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2023, 16% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 84% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any junior participations sold.

The charts below detail the geographic distribution and types of properties securing our investment portfolio, as of December 31, 2023:

Geographic Diversification
(Net Loan Exposure)(1)(2)

NY
15%
MA 2%
IL
3%
NV
2%
CO
2%
DC 1%
CA
12%
VA, 2%
NC, 1%
AZ
2%
GA
2%
TX
6%
FL
7%
SE, 2%
UK, 14%
IE, 5%
DEU
1%
ES
5%
AU
7%

Collateral Diversification
(Net Loan Exposure)(1)(3)

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable current expected credit loss, or CECL, reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
(2)States comprising less than 1% of net loan exposure are excluded.
(3)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
For additional information regarding our loan portfolio as of December 31, 2023, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.
Financing Strategy
To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of capital sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured debt, securitizations, and asset-specific financings, as well as corporate term loans, senior secured notes, and convertible notes. In addition to our current mix of financing sources, we also may access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
As of December 31, 2023, we had total liquidity of $1.7 billion with no corporate debt maturities until 2026.
During the year ended December 31, 2023, we (i) repaid the aggregate $220.0 million principal amount of our 4.75% convertible senior notes due 2023, (ii) repurchased an aggregate principal amount of $33.9 million of our 3.750% senior secured notes due 2027, or Senior Secured Notes, at a weighted-average price of 85%, resulting in a gain on extinguishment of debt of $4.6 million, and (iii) repaid a net $1.2 billion under our portfolio financings, resulting in an aggregate $1.4 billion reduction in our portfolio and corporate financings during the year. We also maintained the cost of our portfolio financings throughout the year, with a weighted-average spread of +1.89% on our $12.7 billion of secured debt, as of December 31, 2023, relative to +1.85% as of December 31, 2022.
The following table details our outstanding portfolio financing arrangements as of December 31, 2023 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2023
Secured debt	$12,697,058
Securitizations	2,507,514
Asset-specific debt	1,004,097
Total portfolio financing	$16,208,669
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
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
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
Competition
We operate in a competitive market for lending and investment opportunities, which may intensify. In originating or acquiring our investments, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions (including investment vehicles managed by affiliates of Blackstone). Some of our competitors have raised, and may in the future raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of capital and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms, and establish more relationships than us. Furthermore, competition for investments may lead to decreasing yields, which may further limit our ability to generate desired returns.
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
Environmental, Social and Governance (“ESG”)
We are committed to responsibly managing risk and preserving value for our shareholders. We strive to consider ESG factors relevant to our potential collateral and borrowers when making capital allocation decisions and incorporate ESG diligence practices as part of our investment process where applicable.
Our day-to-day operations are externally managed by our Manager, a subsidiary of Blackstone. As such, many of the ESG initiatives undertaken by Blackstone impact or apply to us. Key ESG initiatives we share with Blackstone include the consideration of ESG in the investment process where applicable, dedicated resources to ESG governance and oversight, industry engagement on ESG matters, corporate sustainability and environmental performance improvements at our office locations, and certain employee and community engagement and diversity, equity and inclusion programs.
Human Capital Management
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
We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. Any deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in building, environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in capital expenditure costs, changes in interest rates, changes in inflation rates, changes in foreign exchange rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. Recent concerns about the real estate market, high interest rates, inflation, energy costs, geopolitical issues, and other global events outside of our control have contributed to increased volatility and diminished expectations for the economy and markets going forward.

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
We invest in commercial real estate debt instruments (e.g., mortgages, mezzanine loans and preferred equity) that are secured, directly or indirectly, by commercial properties. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by, among other things:
•tenant mix and tenant bankruptcies;
•success of tenant businesses;
•property management decisions, including with respect to capital improvements, particularly in older building structures;
•renovations or repositionings during which operations may be limited or halted completely;
•property location and condition, including without limitation, any need to address climate-related risks or environmental contamination at a property;

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
•labor shortages and increasing wages;
•higher rates of inflation;
•changes in global, national, regional or local economic conditions and/or the conditions of specific industry segments;
•declines in global, national, regional or local real estate values;
•declines in global, national, regional or local rental and/or occupancy rates;
•changes in real estate tax rates, tax credits and other operating expenses;
•changes in governmental rules, regulations and fiscal policies, including income tax regulations and environmental legislation;
•any liabilities relating to environmental matters at the property;
•acts of God, natural disasters, pandemics, climate-related risks, terrorism, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
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
Fluctuations in interest rates and credit spreads could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to our stockholders.
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads may affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. In 2022 and 2023, the U.S. Federal Reserve raised benchmark overnight interest rates on 11 occasions and may further increase rates in 2024, which has increased, and could continue to increase, our borrowers’ interest payments. Interest rate increases could also adversely affect commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

Our operating results depend, in part, on differences between the income earned on our investments, net of credit losses, and our financing costs. The yields we earn on our floating-rate assets and our borrowing costs tend to move in the same direction in response to changes in interest rates. However, one can rise or fall faster than the other, causing our net interest margin to expand or contract. In addition, we could experience reductions in the yield on our investments and an increase in the cost of our financing. Although we seek to match the terms of our liabilities to the expected lives of loans that we acquire or originate, circumstances may arise in which our liabilities are shorter in duration than our assets, resulting in their adjusting faster in response to changes in interest rates. For any period during which our investments are not match-

funded, the income earned on such investments may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may immediately and significantly decrease our results of operations and cash flows and the market value of our investments, and any such change may limit our ability to pay dividends to our stockholders. In addition, unless we enter into hedging or similar transactions with respect to the portion of our assets that we fund using our balance sheet, returns we achieve on such assets will generally increase as interest rates for those assets rise and decrease as interest rates for those assets decline.
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
As our loans and investments are repaid, we will have to redeploy the proceeds we receive into new loans and investments (which can include future fundings associated with our existing loans), repay borrowings under our credit facilities, pay dividends to our stockholders or repurchase outstanding shares of our class A common stock. It is possible that we will fail to identify reinvestment options that would provide returns or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan in equivalent or better alternatives, our financial performance and returns to investors could suffer.

We operate in a competitive market for lending and investment opportunities, which may intensify, and competition may limit our ability to originate or acquire desirable loans and investments or dispose of investments, and could also affect the yields of these investments and have a material adverse effect on our business, financial condition and results of operations.

We operate in a competitive market for lending and investment opportunities, which may intensify. Our profitability depends, in large part, on our ability to originate or acquire our investments on attractive terms. In originating or acquiring our investments, we compete for opportunities with a variety of institutional lenders and investors, including other REITs, specialty finance companies, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions (including investment vehicles managed by affiliates of Blackstone). Some of our competitors have raised, and may in the future raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create additional competition for lending and investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that are not available to us, such as the U.S. government. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exclusion from regulation under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of investments may lead to decreasing yields, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments may be limited in the future and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate or acquire loans or make investments that are consistent with our investment objectives. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully integrate new assets or businesses and manage our growth, our results of operations and financial condition may suffer.
We have in the past and may in the future significantly increase the size and/or change the mix of our portfolio of assets or acquire or otherwise enter into new lines of business, including through joint ventures. We may be unable to successfully and efficiently integrate newly-acquired assets or businesses into our existing operations or otherwise effectively manage our assets or our growth effectively. In addition, increases in our portfolio of assets and/or changes in the mix of our assets or lines of business may place significant demands on our Manager’s administrative, operational, asset management, financial and other resources. Any failure to manage increases in our size effectively could adversely affect our results of operations and financial condition.

The illiquidity of certain of our assets may adversely affect our business.
The illiquidity of certain of our assets may make it difficult for us to sell such investments, if needed. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including participations) and preferred equity, in particular, are relatively illiquid investments due to their short life, are potentially unsuitable for securitization and have a greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment to the extent that we or our Manager (and/or its affiliates) has or could be attributed as having material, nonpublic information regarding the borrower entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be limited, which could adversely affect our results of operations and financial condition.

Any distressed loans or investments we make, or loans and investments that later become distressed, may subject us to losses and other risks.

While our loans and investments focus primarily on “performing” real estate-related interests, our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) or may involve investments that become “sub-performing” or “non-performing” following our origination or acquisition thereof. Certain of our investments may include properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
In certain limited cases (e.g., in connection with a workout, restructuring and/or foreclosing proceedings involving one or more of our investments), the success of our investment strategy will depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructuring may entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications may result in our becoming the owner of underlying the real estate. See “–We may foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition,” and “–If we become the owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”

Financial or operating difficulties of our borrowers may result in our being subject to bankruptcy proceedings.

Financial or operating difficulties our borrowers may face, such as those described in other risk factors, may never be overcome and may cause borrowers to become subject to bankruptcy or other similar administrative proceedings. A borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code, which may adversely affect the rights or priority of our loans. There is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender that has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transaction under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize value from collateral for our loan positions, may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructuring of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

We may foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition.
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

If we become the owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

We may become the owner of real estate through a foreclosure, a deed-in-lieu or otherwise and therefore become subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war and other events that are beyond our control, and various uninsured or uninsurable risks. Further, investments in real estate and real estate-related businesses and assets are subject to changes in law and regulation, including in respect of building, environmental and zoning laws, rent control and other regulations impacting residential real estate investments and changes to tax laws and regulations, including real property and income tax rates and the taxation of business entities and the deductibility of corporate interest expense. In addition, if we acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, we will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond our control, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms.

Further, ownership of real estate may increase our risk of direct and/or indirect liability under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages. In addition, changes in environmental laws or regulations or the environmental condition of real estate may create liabilities that did not exist at the time we became the owner of such real estate. Even in cases where we are indemnified against certain liabilities arising out of violations of laws and regulations, including environmental laws and regulations, there can be no assurance as to the financial viability of a third party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.

Increases in our CECL reserves have had and could continue to have an adverse effect on our business, financial condition and results of operations.

Our CECL reserves required under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments - Credit Losses,” or ASC 326, reflect our current estimate of potential credit losses related to our loans’ included in our consolidated balance sheets. Changes to our CECL reserves have been, and will continue to be, recognized through net income on our consolidated statements of operations. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.

While ASC 326 does not require any particular method for determining CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. For example, during the year ended December 31, 2023, we recorded an aggregate $249.8 million increase in our CECL reserves related to loans receivable and unfunded loan commitments, bringing our total CECL reserves to $592.3 million as of December 31, 2023. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions. We may be required to make further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition and results of operations.

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
•co-invest with others through partnerships, joint ventures or other entities, thereby acquiring non-controlling interests; or
•rely on independent third-party management or servicing with respect to the management of an asset.
In addition, in circumstances where we originate or acquire loans relating to borrowers that are owned in whole or part by Blackstone-advised investment vehicles, we generally forgo all non-economic rights under the loan, including voting rights, so long as Blackstone-advised investment vehicles own such borrowers above a certain threshold.

Therefore, we may not be able to exercise control over all aspects of our loans or investments. Such financial assets may involve risks not present in investments where senior creditors, junior creditors, servicers, third-party controlling investors or Blackstone-advised investment vehicles are not involved. Our rights to control the process following a borrower default may be subject to the rights of senior or junior creditors or servicers whose interests may not be aligned with ours. A partner or co-venturer may have financial difficulties resulting in a negative impact on such asset, may have economic or business interests or goals that are inconsistent with ours, or may be in a position to take action contrary to our investment objectives. In addition, we will generally pay all or a portion of the expenses relating to our joint ventures and we may, in certain circumstances, be liable for the actions of our partners or co-venturers.

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

Like B-Notes, mezzanine loans are by their nature structurally subordinated to more senior property-level financings. If a borrower defaults on our mezzanine loan or on debt senior to our loan, or if the borrower is in bankruptcy, our mezzanine loan will be satisfied only after the property-level debt and other senior debt is paid in full. As a result, a partial loss in the value of the underlying collateral can result in a total loss of the value of the mezzanine loan. In addition, even if we are able to foreclose on the underlying collateral following a default on a mezzanine loan, we would be substituted for the defaulting borrower and, to the extent income generated on the underlying property is insufficient to meet outstanding debt obligations on the property, we may need to commit substantial additional capital and/or deliver a replacement guarantee by a creditworthy entity, which may include us, to stabilize the property and prevent additional defaults to lenders with existing liens on the property. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Significant losses related to our B-Notes and mezzanine loans would result in operating losses for us and may limit our ability to pay dividends to our stockholders.

Loans on properties in transition may involve a greater risk of loss than conventional mortgage loans.

The majority of our lending involves transitional loans to borrowers who are typically seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. The typical borrower in a transitional loan has usually identified an asset that it views as undervalued, having been under-managed and/or located in a recovering market. If the borrower’s assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets. A substantial portion of our loans are secured by office space and similar commercial real estate. This sector has recently been affected by certain macroeconomic factors, such as an increased prevalence of remote work.

In addition, borrowers usually use the proceeds of a sale or a refinancing to repay a loan, and both sales and refinancings are subject to the broader risk that the underlying collateral may not be liquid and that financing may not be available on acceptable terms or at all. In the event of any default under one of our loans, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the underlying collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to our loans, it could adversely affect our results of operations and financial condition.

Risks of cost overruns and noncompletion of renovations of properties in transition may result in significant losses.

The renovation, refurbishment or expansion of a property in transition by a borrower involves risks of cost overruns and noncompletion. Estimates of the costs of improvements to bring an acquired property in transition up to standards established for the market position intended for that property may prove inaccurate. Inflation in the cost of labor and materials, as well as global supply chain shortages or slowdowns can also create challenges for borrowers in transitioning properties. Other risks may include rehabilitation costs exceeding original estimates, possibly making a project uneconomical, environmental risks, delays in legal and other approvals (e.g., for condominiums) and rehabilitation and subsequent leasing of the property not being completed on schedule. If such renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged reduction of net operating income and may not be able to make payments on our investment on a timely basis or at all, which could result in significant losses.

There are increased risks involved with our construction lending activities.

Our construction lending activities, which include our investment in loans that fund the construction or development of real estate-related assets, may expose us to increased lending risks. Construction lending may involve a higher degree of risk of non-payment and loss than other types of lending due to a variety of factors, including the difficulties in estimating construction costs and anticipating construction delays (or governmental shut-downs of construction activity) and, generally, the dependency on timely, successful completion and the lease-up and commencement of operations post-completion. In addition, since such loans generally entail greater risk than mortgage loans collateralized by income-producing property, we may be required to increase our CECL reserves in the future to account for the likely increase in probable incurred credit losses associated with such loans. Further, as the lender under a construction loan, we may be obligated to fund all or a significant portion of the loan at one or more future dates. We may not have the funds available at such future date(s) to meet our funding obligations under the loan. In that event, we would likely be in breach of the loan unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all.

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

Loans or investments involving international real estate-related assets are subject to special risks that we may not manage effectively, which could have a material adverse effect on our results of operations and financial condition and our ability to pay dividends to our stockholders.
We invest a material portion of our capital in assets outside the United States and may increase the percentage of our investments outside the United States over time. Our investments in non-domestic real estate-related assets subject us to certain risks associated with international investments generally, including, among others:
•currency exchange matters, including fluctuations in currency exchange rates and costs associated with conversion of investment principal and income from one currency into another, which may have an adverse impact on the valuation of our assets or income, including for purposes of our REIT requirements, regardless of any hedging activities we undertake, which may not be adequate;
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
If any of the foregoing risks were to materialize, they could adversely affect our results of operations and financial condition and our ability to pay dividends to our stockholders.
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

Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, and economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country adversely affecting regional and even global economic conditions and markets. For example, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. In addition, Russia’s invasion of Ukraine and, more recently, conflict and rising tensions in the Middle East have disrupted energy prices and the movement of goods in Europe and the Middle East, which has resulted, and may continue to result, in rising energy costs and inflation more generally. The occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

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
LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced. Our loan agreements generally allow us to choose a new index based upon comparable information if the current index is no longer available. While recently there has been a significant clarification of guidance across products on the recommended timing and form of certain transition milestones from industry working groups, overall there is still a substantial amount of uncertainty in the marketplace regarding the transition away from IBOR benchmarks. While we have completed the transition of our loan portfolio to the extent it was tied to USD LIBOR and other IBOR benchmarks, continuing market developments and uncertainty can materially impact our cost of capital and net investment income and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of our investments. The elimination of the IBOR benchmarks and/or changes to another index could result in mismatches with the interest rate of investments that we are financing. See “–Risks Related to Our Financing and Hedging-Our use of leverage may create a mismatch with the duration and interest rate of investments that we are financing.” In addition, the overall financial markets may be disrupted as a result of the phase-out or replacement of IBOR.

Transactions denominated in foreign currencies subject us to heightened risks, including foreign currency risks and regulatory risks.

We hold assets denominated in various foreign currencies, including, without limitation, British Pounds Sterling, Euros, Swedish Kronor, Swiss Francs, Danish Kroner, Canadian Dollars and Australian Dollars, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and cash flows. While we have not experienced any adverse impacts during the year ended December 31, 2023 due to our use of derivative instruments, we cannot assure that we will continue to utilize such measures or that such measures will be successful. Any such changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

Our success depends on the availability of attractive investments and our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.
Our operating results are dependent upon the availability of, as well as our Manager’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates and credit spreads, conditions in the financial markets, general economic conditions, the demand for investment opportunities and the supply of capital for such investment opportunities. We cannot assure you that our Manager will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated.
Real estate valuation is inherently subjective and uncertain, and is subject to change, especially during periods of volatility.
The valuation of real estate and therefore the valuation of any collateral underlying our loans is inherently subjective due to, among other factors, the individual nature of each property, its location, the expected future rental revenues from that particular property and the valuation methodology adopted. Appraisals we obtain from third-party appraisers may be overstated or market values may decline, which could result in inadequate collateral for loans we make. In addition, where we invest in transitional or construction loans, initial valuations will assume completion of the business plan or project. As a result, the valuations of the real estate assets against which we will make or acquire loans are subject to a large degree of uncertainty and are made on the basis of assumptions and methodologies that may not prove to be accurate, particularly in periods of volatility, low transaction flow or restricted debt availability in the commercial or residential real estate markets. Regardless of whether an appraisal is accurate at the time it is completed, all valuations are subject to change, especially during periods of market volatility or reduced demand for real estate, which may make it difficult to ensure loans are collateralized as expected across the life of the loan. See “–Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans” and “–There are increased risks involved with our construction lending activities.”
The valuation of assets or loans we hold may not reflect the price at which the asset or loan is ultimately sold in the market, and the difference between that valuation and the ultimate sales price could be material. Valuation methodologies are subject to change from time to time.

Our loans and investments may be concentrated in terms of geography, asset types, and sponsors, which could subject us to increased risk of loss.

We are not required to observe specific diversification criteria, except as may be set forth in the investment guidelines adopted by our board of directors, which guidelines do not currently include diversification criteria. Therefore, our investments may at times be concentrated in certain property types that may be subject to higher risk of default or foreclosure, or secured by properties concentrated in a limited number of geographic locations.

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

The due diligence process that our Manager undertakes in regard to investment opportunities may not reveal all facts that may be relevant in connection with an investment, and if our Manager incorrectly evaluates the risks of our investments we may experience losses.
Before making investments for us, our Manager conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, our Manager may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, ESG, legal, and regulatory and macroeconomic trends. With respect to ESG, the nature and scope of our Manager’s diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and our Manager may not identify or foresee future developments that could have a material adverse effect on an investment. In addition, selecting and evaluating material ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party ESG specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. If our Manager underestimates the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment.

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
There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, which may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received with respect to a property relating to one of our investments might not be adequate to restore our economic position with respect to our investment. Any uninsured loss could result in the corresponding non-performance of or loss on our investment related to such property.
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
Collateral properties underlying our investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on the mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and/or sell the underlying properties, which could adversely affect our results of operations and financial condition.

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
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.

There has been increasing awareness of severe weather and other climate events outside of the historical norm as well as increasing concern from government agencies about the effects of climate change on the environment. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “—We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.”

Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.

Some physical risk is inherent in all properties, particularly properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

We are subject to evolving ESG disclosure standards and expectations that expose us to numerous risks.

Recently, there has been growing concern from advocacy groups, government agencies and the general public on ESG matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG matters and related disclosures. Such governmental, investor and societal attention to ESG matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.
We may choose to communicate certain initiatives, commitments and goals, regarding environmental matters, human capital management, responsible sourcing and social investments and other ESG-related matters in our SEC filings or in other disclosures. Any such current or future initiatives, commitments and/or goals are aspirational and there is no guarantee that all or any such initiative, commitment or goal will be achieved; they could be difficult and expensive to implement and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Statements about our ESG-related initiatives, commitments and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, commitments or goals, any failure or perceived failure to demonstrate progress towards such commitments and goals, or for any revisions to these commitments and goals. Further, as part of our ESG practices, we may rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, if we fail to achieve progress with respect to our ESG initiatives, commitments and goals on a timely basis, or at all, our reputation and business results could be adversely affected, particularly if in connection with any such matters we were to become exposed to potential “greenwashing” liability. Further, developing and implementing ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time-consuming, and are subject to evolving reporting standards that lack harmonization on a global basis, all of which expose our business to additional risk.

Investors and other stakeholders have become more focused on understanding how companies address a variety of ESG factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to ESG rating systems that have been developed by third parties to allow ESG comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our ESG ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our class A common stock. Relatedly, we risk damage to our reputation, if we do not, or are perceived to not, act responsibly in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to ESG matters or negative ESG ratings or assessments by third-party ESG raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

There is a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and many new requirements have been created in response to laws enacted by Congress, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU and U.K. related to climate change and ESG could adversely affect our business, including initiatives and regulations deriving from the European Commission’s May 2018 “action plan on financing sustainable growth”, and the U.K.’s regulations requiring certain entities to make climate-related disclosures, currently in accordance with the Taskforce on Climate-related Financial Disclosures (TCFD) framework.

On March 21, 2022, the SEC issued a proposed rule regarding the enhancement and standardization of mandatory climate-related disclosures for investors. The proposed rule would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Although the ultimate date of effectiveness and the final form and substance of the proposed rule are not yet known and the ultimate scope and impact on our business is uncertain, compliance with the proposed rule, if finalized, may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strain on our personnel, systems and resources. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes. At the state level, in 2023 California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas emissions, with third-party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. Outside of the U.S., various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory TCFD-aligned reporting for public issuers and certain asset managers and private companies, among other requirements.

Growing interest on the part of investors and regulators in ESG factors and increased demand for, and scrutiny of, ESG-related disclosures, have also increased the risk that companies could be perceived as, or accused of, making inaccurate or misleading statements regarding their ESG efforts or initiatives, or greenwashing. Such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital. Relatedly, certain investors have also begun to use ESG data, third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our borrowers fail or are perceived to fail to comply with applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. We cannot guarantee that our current ESG practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs. There is also a risk of mismatch between U.S., EU and U.K. initiatives. Generally, we expect investor demands and the prevailing legal environment to require us to devote additional resources to ESG matters in our review of prospective investments and management of existing investments, which could increase our expenses.

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
We have invested in, and may from time to time in the future invest in, CMBS, CLOs, CDOs and other similar securities, and our investments may consist of subordinated classes of securities in a structured finance investment secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS, CLOs or CDOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.
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

CECL reserves are difficult to estimate.

Our CECL reserves are evaluated on a quarterly basis. The determination of our CECL reserves requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flow from the collateral securing our loans, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing, the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans and expected market discount rates for varying property types, all of which remain uncertain and are subjective. In determining the adequacy of our CECL reserves, we rely on our experience and our evaluation of economic conditions and market factors. If our assumptions prove to be incorrect, our CECL reserves may not be sufficient to cover losses inherent in our loan portfolio and adjustment may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Consequently, a problem with one or more loans could require us to significantly increase the level of our CECL reserves. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

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
We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements. We may also issue additional debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

•our cash flow from operations may be insufficient to make required payments of principal of and interest on our debt or we may fail to comply with covenants contained in our debt agreements, which, if we are unable to obtain amendments or waivers to such covenants from financing counterparties, is likely to result in (i) acceleration of such debt (and any other debt containing a cross-default or cross-acceleration provision), which we then may be unable to repay from internal funds or to refinance on favorable terms, or at all, (ii) our inability to borrow undrawn amounts under our financing arrangements, even if we are current in payments on borrowings under those arrangements, which would result in a decrease in our liquidity, and/or (iii) the loss of some or all of our collateral assets to foreclosure or sale;

•our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase in an amount sufficient to offset the higher financing costs;

•we may be required to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for operations, future business opportunities, stockholder dividends or other purposes; and

•we may not be able to refinance any debt that matures prior to the maturity (or realization) of an underlying investment it was used to finance on favorable terms or at all.
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
To the extent that our financing costs are determined by reference to floating rates, such as SOFR, SONIA or a similar index, the amount of such costs will depend on the level and movement of interest rates. In a period of rising interest rates, our interest expense on floating rate debt would increase, while any additional interest income we earn on our floating rate investments may be subject to caps and may not compensate for such increase in interest expense. At the same time, the interest income we earn on our fixed rate investments would not change, the duration and weighted average life of our fixed rate investments would increase and the market value of our fixed rate investments would decrease. Similarly, in a period of declining interest rates, our interest income on floating rate investments would decrease, while any decrease in the interest we are charged on our floating rate debt may be subject to floors and may not compensate for such decrease in interest income and interest we are charged on our fixed rate debt would not change. Any such scenario could adversely affect our results of operations and financial condition.

Our secured debt agreements impose, and additional lending facilities may impose, restrictive covenants, which may restrict our flexibility to determine our operating policies and investment strategy.
We borrow funds under secured debt agreements, including through master repurchase agreements, term loan facilities and notes, with various counterparties. The documents that govern these secured debt agreements and the related guarantees contain, and additional lending facilities may contain, customary affirmative and negative covenants, including financial covenants that may restrict certain payments or distributions, how we otherwise deploy capital, or our flexibility to determine our operating policies and investment strategy. Among other things, these agreements require us to maintain specified minimum levels of liquidity. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate significantly. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, terminate their commitments, require the posting of additional collateral and enforce their interests against existing collateral. We may also be subject to cross-default and acceleration rights in our other debt arrangements. Further, this could also make it difficult for us to satisfy the distribution requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Our master repurchase agreements, credit facilities, or other financing that we may use in the future to finance our assets currently require, or in the future may require, us to provide additional collateral or pay down debt.
Our master repurchase agreements with various counterparties, any bank credit facilities (including term loans and revolving facilities), and additional repurchase agreements or other financing we may enter into in the future, involve the risk that the market value of the assets pledged or sold by us to the provider of the financing may decline in value, in which case the lender or counterparty may require us to provide additional collateral or lead to margin calls that may require us to repay all or a portion of the funds advanced. We may not have the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, including by selling assets at a time when we might not otherwise choose to do so and when we may not be able to do so on favorable terms or at all. Posting additional collateral would reduce our cash available to make other, higher yielding investments, thereby decreasing our return on equity. If we cannot meet these requirements, the lender or counterparty could accelerate our indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from it, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In the case of repurchase transactions, if the value of the underlying security has declined as of the end of that term, or if we default on our obligations under the repurchase agreement, we will likely incur a loss on our repurchase transactions.

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

We also seek to structure our leverage such that we minimize the variability between the interest rate of our investments and the interest rate of our leverage - financing floating rate investments with floating rate leverage and fixed rate investments with fixed rate leverage. If such leverage is not available to us from our lenders on reasonable terms, we may use hedging instruments in an effort to effectively create such a match. For example, in the case of fixed rate investments, we may finance such investments with floating rate leverage, but effectively convert all or a portion of the attendant leverage to fixed rate using hedging strategies.

The success of our attempts to mitigate such risk is subject to factors outside of our control, such as the availability to us of financing and hedging options on favorable terms, including with respect to duration and term matching. A duration mismatch may also occur when borrowers prepay their loans faster or slower than expected. The risks of a duration mismatch are also magnified by the potential for the extension of loans in order to maximize the likelihood and magnitude of their recovery value in the event the loans experience credit or performance challenges. Employment of this asset management practice would effectively extend the duration of our investments, while our hedges or liabilities may have set maturity dates.

Our loans and investments may be subject to fluctuations in interest rates that may not be adequately protected, or protected at all, by our hedging strategies.
Our assets may include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. For more information about our risks related to the recent discontinuation of certain financial reference rates, see “–Risks Related to

Our Lending and Investment Activities.” Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, collars, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. In addition, the use of derivative financial instruments and other risk management strategies may not be properly designed to hedge, manage or otherwise reduce our interest rate risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. Further, we may not have identified, or may not even be able to identify, all the material interest rate risks we are exposed to, and we also may choose not to hedge, in whole or in part, any of the interest rate risks that have been identified. Hedging transactions also involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms or at all. High interest rates have increased and could continue to increase the cost of debt financing for the transactions we pursue. We may also rely on short-term financing that would be especially exposed to changes in availability. The market price for our corporate debt, and our ability to access debt capital markets at favorable rates will also depend on a number of other factors, including:

•the overall condition of the financial markets and global and domestic economies;
•the market’s view of the quality of our assets;

•the market’s perception of our growth potential;

•our current and potential future earnings and cash dividends;

•our financial condition, operating results and future prospects;

•any credit ratings we or our corporate debt may receive from major credit rating agencies;

•the prevailing interest rates being paid by other companies that investors consider to be comparable to us;

•the market price of our corporate debt; and

•the market price of our class A common stock.

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic or capital markets conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable price. Further, as the lender to our borrowers, we may be obligated to fund all or a significant portion of a loan we have agreed to at one or more future dates. During 2023, bank failures and other events affecting financial institutions contributed to volatility in global markets and diminished liquidity and credit availability in the market broadly.

Any downgrade of our or our corporate debt’s credit ratings by any of the principal credit agencies may make it more difficult and costly for us to access capital. Additionally, the notes issued in our securitization transactions for which we are required to retain a portion of the credit risk, have been, and in the future may be, rated by rating agencies. There can be no assurances that the credit ratings of our corporate debt or the notes issued in our securitization transactions will not be downgraded in the future, whether as a result of deteriorating general economic conditions, failure to successfully implement our operating strategy or the adverse impact on our results of operations or liquidity position of any of the above, or otherwise.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. Such fluctuations could have an adverse effect on the price of our corporate debt. In addition, credit rating agencies continually review their ratings for the companies that they follow. If, in the future, one or more rating agencies were to provide a rating for us or our corporate debt, or the notes issued in our securitization transactions, and then reduce or withdraw their rating, the market price of such debt or notes, or of our class A common stock may be adversely affected.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Recent or ongoing developments in banking, such as bank closures, may also have other implications for broader economic and monetary policy, including interest rate policy, and may impact the financial condition of banks and other financial institutions outside of the United States.

In addition, the capital and credit markets have recently experienced extreme volatility and economic disruption, inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and/or in the broader financial services industry.

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
We have utilized and may utilize in the future, non-recourse securitizations of certain of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans. Because of the interests we retain, in particular with respect to equity or similar subordinated tranches, actions taken by CTIMCO or any other entity that acts as special servicer may in the future conflict with our interests. See “–Risks Related to Our Lending and Investment Activities-Our investments in CMBS, CLOs, CDOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, CT Investment Management Co., LLC, or CTIMCO, a subsidiary of Blackstone, may take actions that could adversely affect our interests.”

The inability to consummate securitizations of our portfolio to finance our loans and investments on a long-term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or an unfavorable price, which could adversely affect our performance and our ability to grow our business. Moreover, conditions in the capital markets, including volatility and disruption in the capital and credit markets which we are currently experiencing, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets. We may also suffer losses if the value of the mortgage loans we acquire declines prior to securitization. Declines in the value of a mortgage loan can be due to, among other things, changes in interest rates and changes in the credit quality of the loan. In addition, we may suffer a loss due to the incurrence of transaction costs related to executing these transactions. To the extent that we incur a loss executing or participating in future securitizations for the reasons described above or for other reasons, it could materially and adversely impact our business and financial condition. In addition, the inability to securitize our portfolio may hurt our performance and our ability to grow our business.

In addition, the securitization of our portfolio might magnify our exposure to losses because any equity interest or other subordinate interest we retain in the issuing entity would be subordinate to the notes issued to investors and we would, therefore, absorb all of the losses sustained with respect to a securitized pool of assets before the owners of the notes experience any losses. Moreover, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, contains a risk retention requirement for all asset-backed securities, which requires both public and private securitizers to retain not less than 5% of the credit risk of the assets collateralizing any asset-backed security issuance. Significant restrictions exist, and additional restrictions may be added in the future, regarding who may hold risk retention interests, the structure of the entities that hold risk retention interests and when and how such risk retention interests may be transferred. Therefore such risk retention interests will generally be illiquid. As a result of the risk retention requirements, we have and may in the future be required to purchase and retain certain interests in a securitization into which we sell mortgage loans and/or when we act as issuer, may be required to sell certain interests in a securitization at prices below levels that such interests have historically yielded and/or may be required to enter into certain arrangements related to risk retention that we have not historically been required to enter into. Accordingly, the risk retention rules may increase our potential liabilities and/or reduce our potential profits in connection with securitization of mortgage loans. It is likely, therefore, that these risk retention rules will increase the administrative and operational costs of asset securitizations. In addition, a recently-adopted SEC rule concerning conflicts of interest in certain securitizations restricts initial purchasers, sponsors, and other securitization participants from entering into certain asset-backed securities transactions for a one-year period where the securitization participants are deemed to have certain conflicts of interest as defined in the rule. This rule could limit participation by us as a sponsor or initial investor, and/or our counterparties, in certain asset-backed securities transactions where a conflict as defined by the rule is deemed to exist.

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

In addition, some hedging instruments involve additional risk because they are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, we cannot make assurances that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in significant losses. In addition, regulatory requirements with respect to derivatives, including eligibility of counterparties, reporting, recordkeeping, exchange of margin, financial responsibility or segregation of customer funds and positions are still under development and could impact our hedging transactions and how we and our counterparty must manage such transactions. If we reduce our use of derivatives as a result of such regulatory requirements, our results of operations may become more volatile and our cash flows may become less predictable.

We are subject to counterparty risk associated with our hedging activities.
As of December 31, 2023, we were party to outstanding derivative agreements with an aggregate notional value of $2.3 billion. We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In addition, if a counterparty fails or refuses to meet their obligations under a derivative contract, then our efforts to mitigate risks may be ineffective, which may adversely affect our financial condition. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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
There is no guarantee that any non-competition and non-solicitation agreements to which senior professionals of Blackstone are subject, together with Blackstone’s other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as states enact legislation aimed at effectively prohibiting non-competition agreements. In addition, in January 2023, the U.S. Federal Trade Commission published a proposed rule that, if finally issued, would generally prohibit post-employment non-competition provisions (or other provisions with similar effect) in agreements between employers and their employees.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2024 and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.

The personnel of our Manager, as our external manager, are not required to dedicate a specific portion of their time to the management of our business.
Neither our Manager nor any other Blackstone affiliate is obligated to dedicate any specific personnel exclusively to us, nor are they or their personnel obligated to dedicate any specific portion of their time to the management of our business. In addition, pursuant to the terms of our Management Agreement, our Manager retains, for and on our behalf and at our expense, the services of certain other persons and firms as our Manager deems necessary or advisable in connection with managing our operations. Certain of these providers include affiliates of Blackstone and its portfolio companies. As a result, we cannot provide any assurances regarding the amount of time our Manager or its affiliates will dedicate to the management of our business and our Manager may have conflicts in allocating its time, resources and services among our business and any other investment vehicles and accounts our Manager (or its personnel) may manage and expenses allocable to us may increase where third parties are retained to provide services to us. Each of our officers is also an employee of our Manager or another Blackstone affiliate, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by Blackstone and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Our Manager and its affiliates are not restricted from entering into other investment advisory relationships or from engaging in other business activities.
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
We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Three Blackstone employees serve on our board of directors: Jonathan Pollack, global head of Blackstone Real Estate Credit, which includes Blackstone Real Estate Debt Strategies, or BREDS, Timothy Johnson, the chairperson of our board of directors and global head of BREDS, and Katharine A. Keenan, our chief executive officer and global chief operating officer of Blackstone Real Estate Credit. In addition, Michael B. Nash, who served as chair of BREDS until his retirement from Blackstone and also served as the executive chairman of our board of directors until recently, remains a member of our board of directors. Our chief financial officer and each of our other officers are also employees of Blackstone and/or one or more of its affiliates. We are managed by our Manager, a subsidiary of Blackstone. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict and to act in accordance with our Management Agreement. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

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
•Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, including the Blackstone Capital Markets Group, which Blackstone investment teams and portfolio companies may engage to advise on and to execute debt and equity financings, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone could otherwise expect to utilize for our Manager for purposes of identifying and managing our investments. For example, Blackstone may come into possession of material nonpublic information with respect to companies that are clients of Blackstone or its affiliates, in which our Manager may be considering making an investment. As a consequence, that information, which could be of benefit to our Manager, might become restricted to those other businesses and otherwise be unavailable to our Manager, and could also restrict our Manager’s activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, to engage in businesses or activities competitive with such companies.

•Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, will provide investment management and other services both to us and to any other person or entity, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any investment funds, vehicles, REITs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto, and portfolio companies/entities), which we refer to as the Blackstone Vehicles. The respective investment guidelines and programs of our business and certain of the Blackstone Vehicles overlap, in whole or in part, and where there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund, Blackstone Real Estate Debt Strategies V L.P. and potential successor funds and related separately managed accounts, or, collectively, BREDS Debt Funds, and Blackstone Real Estate Income Trust, or BREIT, in that we generally seek to invest primarily in senior mortgage loans and other similar interests, BREDS Debt Funds generally seeks to invest primarily in real estate-related debt with a high-yield risk profile such as junior mortgage debt, mezzanine debt, and other subordinate structured debt investments, BREIT generally seeks to invest primarily in real estate equity with a minority of its portfolio invested in liquid debt securities, a significant portion of the capital of BREDS Debt Funds and BREIT (and/or other Blackstone Vehicles) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their affiliates may also give advice to Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

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

•Investments in Different Levels or Classes of an Issuer’s Securities. We and the Blackstone Vehicles have made and in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same portfolio company in which we own a debt interest or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles (and in certain circumstances our Manager will be unaware of another Blackstone Vehicle’s participation, as a result of information walls or otherwise). Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve us maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a portfolio company (including following the vote of other third-party lenders generally or otherwise recusing ourselves with respect to decisions), including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. If we recuse ourselves from decision-making as described above, we will generally rely upon a third-party lender to make the decisions, and the third-party lender could have conflicts or otherwise make decisions that we would not have made. It is expected that our participation in connection with any such investments and transactions will be negotiated by third parties on market terms and prices. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We hold investments in which Blackstone Vehicles have interests in the collateral securing or backing such investments or in other parts of the capital structure of such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•Assignment and Sharing or Limitation of Rights. We have and in the future will likely invest alongside other Blackstone Vehicles and in connection therewith have and expect to, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of our rights, including certain non-economic rights (including following the vote of other third-party lenders generally or otherwise being recused with respect to certain decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market prices, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to their relative seniority) than those held by such other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when the interests of the funds/vehicles are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way adverse to us.

•Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles. We have, and in the future are likely to provide financing (i) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio company owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party, (ii) with respect to one or more portfolio companies or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio companies and/or their underlying assets and/or (iii) in other transactions or in the ordinary course, with respect to portfolio companies in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be consistent with market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may impact the market terms. For example, in the case of a loan extended to a Blackstone portfolio company by a financing syndicate in which we have agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary for the Blackstone portfolio company to offer better or worse terms to lenders to fully subscribe the syndicate than if we had not participated. In addition, any such transactions or arrangements may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant Blackstone portfolio company, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

•Obtaining Financing from Other Blackstone Vehicles. We may from time to time obtain financing from other Blackstone Vehicles (including the BREDS Debt Funds). We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.

•Pursuit of Differing Strategies. At times, the investment professionals employed by our Manager or its affiliates and other Blackstone Vehicles may determine that an investment opportunity may be appropriate for only some of the Blackstone Vehicles for which he or she exercises investment responsibility, or may decide that certain of the Blackstone Vehicles should take differing positions with respect to a particular security. In these cases, the investment professionals may place separate transactions for one or more Blackstone Vehicles which may affect the market price of the security or the execution of the transaction, or both, to the detriment or benefit of one or more other Blackstone Vehicles. For example, an investment professional may determine that it would be in the interest of another Blackstone Vehicles to sell a security that we hold long, potentially resulting in a decrease in the market value of the security held by us.

•Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the Blackstone Vehicles that they manage. Where the amount or structure of the base management fee, incentive fee and/or our Manager’s or its affiliates’ compensation differs among different Blackstone Vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain Blackstone Vehicles over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those Blackstone Vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such other Blackstone Vehicles over us. Additionally, our Manager might be motivated to favor other Blackstone Vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in us but holds investments in other Blackstone Vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer has acted and may in the future act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and has purchased and may in the future purchase securities from us on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies/entities of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies/entities, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to the securities of a portfolio company/entity, we or the applicable Blackstone Vehicle holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

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

•Service Providers. Certain of our service providers, or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, Blackstone may hold equity or other investments in companies or businesses in the real estate related information technology and other industries that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies/entities) may make referrals or introductions to other portfolio companies/entities in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies/entities. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among us, Blackstone and Blackstone Vehicles and other Blackstone clients which may result in a termination fee or similar payments being due and payable from one such entity to another. We will not share in any fees, economics or equity accruing to Blackstone or such other Blackstone Vehicles as a result of these relationships. In addition, we may enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers, or their affiliates, may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us. For example, we have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à.r.l., portfolio companies owned by Blackstone Vehicles, to provide corporate support services (including, without limitation, accounting/audit (including valuation support services), account management, cash management, data management, environmental due diligence support and engineering assessments, information technology/systems support, reporting, legal, tax, and treasury, as applicable) and transaction support services (including, without limitation, loan diligence, underwriting and processing, assembling relevant information, conducting financial and market analyses) to certain of our investments directly. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or other Blackstone Vehicles or their portfolio companies pursuant to various arrangements including at cost or at no cost. While often we and such other Blackstone Vehicles and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.

CTIMCO, a subsidiary of Blackstone, acts as special servicer in connection with our CLO transactions and may act as special servicer in future securitization financing transactions. CTIMCO, in its capacity as special servicer, may be required to enforce obligations or undertake certain other actions that may conflict with our interests.

Lexington National Land Services, or LNLS, is a Blackstone affiliate that (i) acts as a title agent in facilitating and issuing title insurance, (ii) provides title support services for title insurance underwriters and (iii) acts as escrow agent in connection with investments by us, other Blackstone Vehicles and their affiliates and related parties, and third parties, including, from time to time, our borrowers. In exchange for such services LNLS earns fees, which would have otherwise been paid to third parties. If LNLS is involved in a transaction in which we participate, LNLS will benchmark such fees to the extent market data is available except when LNLS is providing such services in a state where the insurance premium or escrow fee, as applicable, is regulated by the state or when LNLS is part of a syndicate of title insurance companies where the insurance premium is negotiated by other title insurance underwriters or their agents.

•Material, Nonpublic Information. We, directly or through Blackstone, our Manager or certain of their respective affiliates may come into possession of material nonpublic information with respect to an issuer or borrower in which we have invested or may invest. Should this occur, our Manager may be restricted from buying or selling securities, derivatives or loans of the issuer or borrower on our behalf until such time as the information becomes public or is no longer deemed material. Disclosure of such information to the personnel responsible for management of our business may be on a need-to-know basis only, and we may not be free to act upon any such information. Therefore, we and/or our Manager may not have access to material nonpublic information in the possession of Blackstone which might be relevant to an investment decision to be made by our Manager on our behalf, and our Manager may initiate a transaction or purchase or sell an investment which, if such information had been known to it, may not have been undertaken. Due to these restrictions, our Manager may not be able to initiate a transaction on our behalf that it otherwise might have initiated and may not be able to purchase or sell an investment that it otherwise might have purchased or sold, which could negatively affect our operations.

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

•Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone Vehicles. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Blackstone Vehicle or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations. While our Manager will seek to engage in a marketed process, or otherwise benchmark the price and terms of any such transaction, there can be no assurance that any assets sold by us to another Blackstone Vehicle will not be valued or allocated a price that is lower than might otherwise have been the case if such asset was acquired by a third party rather than another Blackstone Vehicle.

•Loan Refinancings. We have in the past and in the future may from time to time participate in investments relating to the refinancing of loans held by Blackstone Vehicles (including the BREDS Debt Funds). In addition, Blackstone Vehicles, may participate in investments relating to the refinancing of loans held by us. While it is expected that any such participation by another Blackstone Vehicle or us in connection with refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest and there can be no assurance that such financing will not be valued or allocated a price that is lower than might otherwise have been the case if such financing was provided by a third party rather than another Blackstone Vehicle or us (or that the pricing and terms of any financing provided by another Blackstone Vehicle or us will be as favorable as those provided by third parties).

•Other Affiliate Transactions. We have in the past and in the future may acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone or its other affiliates, including the BREDS Debt Funds. In connection with investments in which we participate alongside other Blackstone Vehicles (including the BREDS Debt Funds), we may from time to time share certain rights with such other Blackstone Vehicles relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.

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

Our Manager maintains a contractual as opposed to a fiduciary relationship with us. Our Manager’s liability is limited under our Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

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

We have entered into a trademark license agreement with an affiliate of Blackstone pursuant to which it has granted us a fully paid-up, royalty-free, non-exclusive, non-transferable license to use the names “Blackstone Mortgage Trust, Inc.” and “BXMT.” Under this agreement, we have a right to use these names for so long as our Manager (or another affiliate of Blackstone that serves as the licensor) serves as our Manager (or another managing entity) and our Manager remains an affiliate of the licensor under the trademark license agreement. The trademark license agreement may also be earlier terminated by either party as a result of certain breaches or for convenience upon 90 days’ prior written notice; provided that upon notification of such termination by us, the licensor may elect to effect termination of the trademark license agreement immediately at any time after 30 days from the date of such notification. The licensor and its affiliates, such as Blackstone, will retain the right to continue using the “Blackstone” and “BXMT” names. We will further be unable to preclude the licensor from licensing or transferring the ownership of the “Blackstone” or “BXMT” names to third parties, some of whom may compete with us. Consequently, we will be unable to prevent any damage to goodwill that may occur as a result of the activities of the licensor, Blackstone or others. Furthermore, in the event that the trademark license agreement is terminated, we would be required to, among other things, change our name and NYSE ticker symbol. Any of these events could disrupt our recognition in the marketplace, damage any goodwill we may have generated and otherwise harm our business.

Risks Related to Our Company
Our investment strategy or guidelines, asset allocation and financing strategy may be changed without stockholder consent.

Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors. Those investment guidelines, as well as our financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and dividends, may be changed at any time without notice to, or the consent of, our stockholders. This could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report. These changes could adversely affect our results of operations and financial condition.

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
Because registration as an investment company would significantly affect our ability to engage in certain transactions or be structured in the manner we currently are, we intend to conduct our business so that we will continue to satisfy the requirements to avoid regulation as an investment company. As a consequence of our seeking to maintain our exclusion from registration under the Investment Company Act on an ongoing basis, we and/or our subsidiaries may be restricted from making certain investments or may structure investments in a manner that would be less advantageous to us than would be the case in the absence of such requirements. In particular, a change in the value of any of our assets could negatively affect our ability to maintain our exclusion from registration under the Investment Company Act and cause the need for a restructuring of our investment portfolio. For example, these restrictions may limit our and our subsidiaries’ ability to invest directly in mortgage-backed securities that represent less than the entire ownership in a pool of senior loans, debt and equity tranches of securitizations and certain asset-backed securities, non-controlling equity interests in real estate companies or in assets not related to real estate; however, we and our subsidiaries may invest in such securities to a certain extent. In addition, seeking to maintain our exclusion from registration under the Investment Company Act may cause us and/or our subsidiaries to acquire or hold additional assets that we might not otherwise have acquired or held or dispose of investments that we and/or our subsidiaries might not have otherwise disposed of, which could result in higher costs or lower proceeds to us than we would have paid or received if we were not seeking to comply with such requirements. Thus, maintaining our exclusion from registration under the Investment Company Act may hinder our ability to operate solely on the basis of maximizing profits.

There can be no assurance that we and our subsidiaries will be able to successfully maintain our exclusion from registration under the Investment Company Act. If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties, that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company, and that we would be subject to limitations on corporate leverage that would have an adverse impact on our investment returns. In order to comply with provisions that allow us to avoid the consequences of registration under the Investment Company Act, we may need to forego otherwise attractive opportunities and limit the manner in which we conduct our operations. Therefore, compliance with such provisions may hinder our ability to operate solely on the basis of maximizing profits. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act) and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our operations and investment objectives, which could materially adversely affect our stock price, performance and ability to pay dividends to our stockholders.

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

The laws and regulations governing our operations, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us to comply with these laws or regulations, could require changes to certain of our business practices, negatively impact our operations, cash flow or financial condition, impose additional costs on us or otherwise adversely affect our business. Certain regulations enacted in the E.U., including without limitation the Market Abuse Regulation and the Securitization Regulation, impose additional compliance costs on us and may increase our financing costs. Furthermore, if regulatory capital requirements-whether under the Dodd-Frank Act, Basel III (i.e., the framework for a comprehensive set of capital and liquidity standards for internationally active banking organizations, which was adopted in June 2011 by the Basel Committee on Banking Supervision, an international body comprised of senior representatives of bank supervisory authorities and central banks from 27 countries, including the United States) or other regulatory action-are imposed on private lenders that provide us with funds, or were to be imposed on us, they or we may be required to limit, or increase the cost of, financing they provide to us or that we provide to others. Among other things, this could potentially increase our financing costs, reduce our ability to originate or acquire loans and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable price.

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, then-President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, a future change in administration may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes would pose uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.

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

In July 2010, the Dodd-Frank Act was signed into law, which imposes significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial stability. For instance, the so-called “Volcker Rule” provisions of the Dodd-Frank Act impose significant restrictions on the proprietary trading activities of banking entities and on their ability to sponsor or invest in private equity and hedge funds. It also directs the applicable federal regulatory agencies to subject, by rule, nonbank financial companies that have been designated as “systemically important” by the Financial Stability Oversight Council, or FSOC, to increased capital requirements and quantitative limits for engaging in such activities, as well as consolidated supervision by the Federal Reserve Board. In November 2023, FSOC adopted amendments to its guidance regarding procedures for designating nonbank financial companies as systemically important financial institutions, or SIFIs, which eliminated FSOC’s prioritization of an “activities-based” approach under FSOC’s prior guidance for identifying, assessing and addressing potential risks to financial stability. The elimination of an “activities-based” approach over designation of an individual firm as a nonbank SIFI under the amendments to the FSOC’s nonbank SIFI designation guidance adopted in November 2023 may increase the likelihood of FSOC designating one or more firms as a nonbank SIFI. If we were to be designated as a SIFI, or if any of our business activities were to be identified by the FSOC or any other regulatory agency as warranting enhanced regulation or supervision by certain regulators, we could be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve.

The Dodd-Frank Act also reformed the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Under the final credit risk retention rules issued in October 2014 by five federal banking and housing agencies and the SEC, which have since become effective with respect to all asset classes, sponsors of asset-backed securities are generally required to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. See “–Risks Related to Our Financing and Hedging-We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.” While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have an adverse effect on our business.

On December 16, 2015, the CFTC published a final rule governing margin requirements for uncleared swaps entered into by registered swap dealers and major swap participants who are not supervised by the Federal Reserve Board, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the Federal Housing Finance Agency, which we refer to collectively as the Prudential Regulators, referred to as “covered swap entities,” and such rule was amended on November 19, 2018. The final rule generally requires covered swap entities, subject to certain thresholds and exemptions, to collect and post margin in respect of uncleared swap transactions with other covered swap entities and financial end-users. In particular, the final rule requires covered swap entities and financial end-users having “material swaps exposure,” defined as an average aggregate daily notional amount of uncleared swaps exceeding a certain specified amount, to collect and/or post (as applicable) a minimum amount of “initial margin” in respect of each uncleared swap; the specified amounts for material swaps exposure differ subject to a phase-in schedule until September 1, 2020, when the average aggregate daily notional amount will thenceforth be $8 billion as calculated from June, July and August of the previous calendar year. On November 9, 2020, the CFTC published a final rule extending the last implementation phase of its initial margin requirements for uncleared swaps from September 1, 2021 to September 1, 2022. In addition, the final rule requires covered swap entities entering into uncleared swaps with other covered swap entities or financial-end users, regardless of swaps exposure, to post and/or collect (as applicable) “variation margin” in reflection of changes in the mark-to-market value of an uncleared swap since the swap was executed or the last time such margin was exchanged. The CFTC final rule is broadly consistent with a similar rule requiring the exchange of initial and variation margin adopted by the Prudential Regulators in October 2015, as amended, which applies to registered swap dealers, major swap participants, security-based swap dealers and major security-based swap participants that are supervised by one or more of the Prudential Regulators, as well as the final rule adopted by the SEC in June 2019, as amended, which applies to security-based swap dealers and major security-based swap participants that are not supervised by one or more of the Prudential Regulators. These rules on margin requirements for uncleared swaps could adversely affect our business, including our ability to enter such swaps or our available liquidity.
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

Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

Our operations are highly dependent on our information systems and technology, and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, computer viruses and other malicious code.

Cybersecurity incidents and cyber-attacks, denial of service attacks, ransomware attacks, and social engineering attempts (including business email compromise attacks) have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future (including as a consequence of the COVID-19 pandemic and the increased frequency of virtual working arrangements). There have been a number of recent highly publicized cases involving the dissemination, theft and destruction of corporate information or other assets, as a result of a failure to follow procedures by employees or contractors or as a result of actions by a variety of third parties, including nation state actors and terrorist or criminal organizations. Blackstone, we and our service providers and other market participants increasingly depend on complex information technology and communications systems to conduct business functions, and their operations rely on the secure access to, and processing, storage and transmission of confidential and other information in their systems and those of their respective third-party service providers. These information, technology and communications systems are subject to a number of different threats or risks that could adversely affect Blackstone or us. For example, the information and technology systems as well as those of Blackstone, its portfolio companies and other related parties, such as service providers, may be vulnerable to damage or interruption from cybersecurity breaches, computer viruses or other malicious code, network failures, computer and telecommunication failures, infiltration by unauthorized persons and other security breaches, usage errors by their respective professionals or service providers, power, communications or other service outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Cyberattacks, ransomware and other security threats could originate from a wide variety of external sources, including cyber criminals, nation state hackers, hacktivists and other outside parties. Cyberattacks and other security threats could also originate from the malicious or accidental acts of insiders.

There has been an increase in the frequency and sophistication of the cyber and security threats Blackstone faces, with attacks ranging from those common to businesses generally to those that are more advanced and persistent, which may target Blackstone because Blackstone holds a significant amount of confidential and sensitive information about its and our investors, its and our portfolio companies and potential investments. As a result, we and Blackstone may face a heightened risk of a security breach or disruption with respect to this information. If successful, these types of attacks on our or Blackstone’s network or other systems could have a material adverse effect on our business and results of operations, due to, among other things, the loss of investor or proprietary data, interruptions or delays in the operation of our business and damage to our reputation. There can be no assurance that measures Blackstone takes to ensure the integrity of its systems will provide protection, especially because cyberattack techniques used change frequently may persist undetected over extended periods of time, and may not be mitigated in a timely manner to prevent or minimize the impact of an attack on Blackstone or its affiliates.

If unauthorized parties gain access to such information and technology systems, they may be able to steal, publish, delete or modify private and sensitive information, including nonpublic personal information related to shareholders (and their beneficial owners) and material nonpublic information. Although Blackstone has implemented, and its portfolio companies and service providers may implement, various measures to manage risks relating to these types of events, such systems could prove to be inadequate and, if compromised, could become inoperable for extended periods of time, cease to function properly or fail to adequately secure private information. There also have been several publicized cases of ransomware where hackers have requested ransom payments in exchange for not disclosing client or customer information or restoring access to information technology or communications systems. Blackstone does not control the cybersecurity plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to Blackstone, its portfolio companies and us, each of which could be negatively impacted as a result. Breaches such as those involving covertly introduced malware, impersonation of authorized users and industrial or other espionage may not be identified even with sophisticated prevention and detection systems, potentially resulting in further harm and preventing them from being addressed appropriately. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in Blackstone’s, its affiliates’, their portfolio companies’ or our operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to shareholders, material nonpublic information and the intellectual property and trade secrets and other sensitive information in the possession of Blackstone and portfolio companies. We, Blackstone or a portfolio company could be required to make a significant investment to remedy the effects of any such failures, harm to their reputations, legal claims that they and their respective affiliates may be subjected to, regulatory action or enforcement arising out of applicable privacy and other laws, adverse publicity and other events that may affect their business and financial performance.

Even if we or Blackstone are not targeted directly, cyberattacks on the U.S. and foreign governments, financial markets, financial institutions, or other businesses, including borrowers, vendors, software creators, cybersecurity service providers, and other third parties with whom we do business, may occur, and such events could disrupt our normal business operations and networks in the future.

In addition, Blackstone operates in businesses that are highly dependent on information systems and technology. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, we could also suffer losses in connection with updates to, or the failure to timely update, our information systems and technology. In addition, we are reliant on third-party service providers for certain aspects of our business, including for administrative services, as well as for certain information systems and technology, including cloud-based services. These third-party service providers could also face ongoing cybersecurity threats and compromises of their systems and as a result, unauthorized individuals could gain access to certain confidential data.

Cybersecurity has become a top priority for regulators around the world. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (such as BXMT), and many jurisdictions in which we and Blackstone operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect on January 1, 2020 and was amended by the California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that went into effect in 2023, and Connecticut, Indiana, Montana, Oregon, Tennessee, and Texas have enacted laws that will go into effect at varying times through 2026. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data.

While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of borrower, lender and investor confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.

Breaches in our security or in the security of third-party service providers, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize us and Blackstone, Blackstone’s employees’ or our investors’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through our or Blackstone’s computer systems and networks, or otherwise cause interruptions or malfunctions in our or Blackstone’s, its employees’, our investors’, our counterparties’ or third parties’ business and operations, which could result in significant financial losses, increased costs, disruption in our business, liability to our investors and other counterparties, regulatory intervention and reputational damage. Furthermore, if we or Blackstone fail to comply with the relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and penalties, which could lead to negative publicity and reputational harm and may cause our investors or Blackstone fund investors and clients to lose confidence in the effectiveness of our or Blackstone’s security measures.

Blackstone’s technology, data and intellectual property and the technology, data and intellectual property of its portfolio companies are also subject to a heightened risk of theft or compromise to the extent Blackstone and its portfolio companies engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, Blackstone and its portfolio companies may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on such businesses.

Finally, we depend on our headquarters in New York City, where most of our Blackstone’s personnel involved in our business are located, for the continued operation of our business. A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Blackstone’s disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Accounting rules for certain of our transactions are highly complex and involve significant judgment and assumptions. Changes in accounting interpretations or assumptions could impact our ability to timely prepare consolidated financial statements.

Accounting rules for transfers of financial assets, securitization transactions, consolidation of variable interest entities, CECL reserves and other aspects of our operations are highly complex and involve significant judgment and assumptions. These complexities could lead to a delay in preparation of financial information and the delivery of this information to our stockholders. Changes in accounting interpretations or assumptions could impact our consolidated financial statements and our ability to timely prepare our consolidated financial statements. Our inability to timely prepare our consolidated financial statements in the future would likely have a significant adverse effect on our stock price.

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
We expect to continue to operate so as to qualify as a REIT under the Internal Revenue Code. However, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial or administrative interpretations exist. Notwithstanding the availability of cure provisions in the Internal Revenue Code, we could fail to meet various compliance requirements, which could jeopardize our REIT status. Furthermore, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:
•we would be taxed as a regular domestic corporation, which under current laws, among other things, means being unable to deduct dividends to stockholders in computing taxable income and being subject to U.S. federal income tax on our taxable income at regular corporate income tax rates;

•any resulting tax liability could be substantial and could have a material adverse effect on our book value;

•unless we were entitled to relief under applicable statutory provisions, we would be required to pay taxes, and therefore our cash available for distribution to stockholders would be reduced for each of the years during which we did not qualify as a REIT and for which we had taxable income; and

•we generally would not be eligible to requalify as a REIT for the subsequent four full taxable years.

In certain circumstances we may incur tax liabilities that would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to U.S. federal income taxes and related state, local and foreign taxes. For example, net income from the sale of properties that are “dealer” properties sold by a

REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not pay sufficient dividends to avoid excise taxes applicable to REITs. Similarly, if we were to fail an income test (and did not lose our REIT status because such failure was due to reasonable cause and not willful neglect) we would be subject to tax on the income that does not meet the income test requirements. We also may decide to retain net capital gain we earn from the sale or other disposition of our investments and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also may be subject to state, local and foreign taxes on our income or property, including franchise, payroll, mortgage recording and transfer taxes, either directly or at the level of the other companies through which we indirectly own our assets, such as our TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes we pay directly or indirectly will reduce our cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our expansion opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments and related assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to pay dividends to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Therefore, compliance with REIT requirements may hinder our ability to operate in order to maximize profits.

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

Complying with REIT requirements may force us to borrow to pay dividends to stockholders.
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

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash distributions.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our class A common stock at the election of each stockholder. As we are a publicly offered REIT, if at least 20% of the total distribution is available to be paid in cash and certain other requirements are satisfied, the IRS will treat the stock distribution as a dividend (to the extent applicable rules treat such distribution as being made out of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes). This threshold has been temporarily reduced in the past, and may be reduced in the future, by IRS guidance. Taxable stockholders receiving such dividends will be required to include the full amount of such dividends as ordinary dividend income. As a result, U.S. stockholders may be required to pay income taxes with respect to such cash/stock distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the shares that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the cash/stock distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our class A common stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our class A common stock.

Although the IRS has addressed some of the tax aspects of such a taxable cash/stock dividends in a 2017 Revenue Procedure and further addressed such cash/stock dividends in a 2021 Revenue Procedure, no assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock dividends, including on a retroactive basis, or assert that the requirements for such taxable cash/stock dividends have not been met.

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
As with other REITs, but unlike corporations generally, our ability to finance our growth must largely be funded by external sources of capital because we generally will have to distribute to our stockholders 90% of our REIT taxable income in order to qualify as a REIT, including taxable income where we do not receive corresponding cash. Our access to external capital will depend upon a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, cash dividends and the market price of our class A common stock.

Our investments in certain debt instruments may cause us to recognize “phantom income” for U.S. federal income tax purposes even though no cash payments have been received on the debt instruments, and certain modifications of such debt by us could cause the modified debt to not qualify as a good REIT asset, thereby jeopardizing our REIT qualification.

Our taxable income may substantially exceed our net income as determined under GAAP, and differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may acquire assets, including debt securities, requiring us to accrue original issue discount, or OID, or recognize market discount income, that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets, referred to as “phantom income.” Moreover, we are generally required to include certain amounts in taxable income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of taxable income with respect to our debt instruments, such as OID, earlier than would be the case under the general tax rules, causing our “phantom income” to increase. In addition, if a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income with the effect that we will recognize income but will not have a corresponding amount of cash available for distribution to our stockholders.

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
Securitizations could result in the creation of taxable mortgage pools for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interests in a taxable mortgage pool, we generally would not be adversely affected by the characterization of the securitization as a taxable mortgage pool. However, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. Certain categories of stockholders such as foreign stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income from us that is attributable to “excess inclusion income.” In addition, to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our dividends to pay the tax on any “excess inclusion income” ourselves. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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
We have entered into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. The value of our interests in and, therefore, the amount of assets held in a TRS may also be restricted by our need to qualify for an exclusion from regulation as an investment company under the Investment Company Act. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to ensure that the TRS is subject to an appropriate level of corporate taxation. Further, current law imposes a disallowance of deductions for business interest expense (even if paid to third parties) in excess of the sum of a taxpayer’s business interest income and 30% of the adjusted taxable income of the business, which is its taxable income computed without regard to business interest income or expense, net operating losses or the pass-through income deduction. The TRS rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or the IRA. The IRA includes numerous tax provisions that impact corporations, including the implementation of a corporate alternative minimum tax as an “applicable corporation” as well as a 1% excise tax on certain stock repurchases and economically similar transactions. However, REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax. Additionally, the 1% excise tax specifically does not apply to stock repurchases by REITs. Our TRSs operate as standalone corporations and therefore could be adversely affected by the IRA. We will continue to analyze and monitor the application of the IRA to our business.

The impact of tax reform on your investment in us is uncertain. Prospective investors should consult their own tax advisors regarding changes in tax laws.

Risks Related to Our Class A Common Stock
The market price of our class A common stock has been, and may continue to be, volatile and may decline.

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

•publication of research reports, including by short sellers, or speculation in the press or the investment community, about us or the real estate industry;

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

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay dividends in the future.
We are generally required to distribute to our stockholders at least 90% of our REIT taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy through quarterly dividends of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Although we generally distribute and intend to continue distributing substantially all of our taxable income to holders of our class A common stock each year so as to comply with the REIT provisions of the Internal Revenue Code, we have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by a number of factors, including the risk factors described in this report. All dividends will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, liquidity, debt covenants, maintenance of our REIT qualification, applicable law and such other factors as our board of directors may deem relevant from time to time. We believe that a change in any one of the following factors could adversely affect our results of operations and impair our ability to pay dividends to our stockholders:

•our ability to make profitable investments;
•margin calls or other expenses that reduce our cash flow;
•defaults in our asset portfolio or decreases in the value of our portfolio;
•the impact of changes in interest rates on our net interest income; and
•the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.
As a result, no assurance can be given that the level of any dividends we pay to our stockholders will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our class A common stock. We may use our net operating losses, to the extent available, carried forward to offset future REIT taxable income, and therefore reduce our dividend requirements. In addition, some of our dividends may include a return of capital, which would reduce the amount of capital available to operate our business.

In addition, dividends that we make to our stockholders will generally be taxable to our stockholders as ordinary income. However, a portion of our dividends may be designated by us as long-term capital gains to the extent that they are attributable to capital gain income recognized by us or may constitute a return of capital to the extent that they exceed our earnings and profits as determined for U.S. federal income tax purposes. A return of capital is not taxable, but has the effect of reducing the basis of a stockholder’s investment in our class A common stock.

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
The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 5.50% Convertible Senior Notes due 2027, through our existing “at the market” offerings for our class A common stock or in connection with other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. As of December 31, 2023, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our existing “at the market” offerings. If we issue equity or debt securities which rank senior to our class A common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Therefore holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

General Risk Factors

The long-term macroeconomic effects of the COVID-19 pandemic and any future pandemic or epidemic could have an adverse impact on our financial performance and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. While many of the direct impacts of the COVID-19 pandemic have eased, the longer-term macroeconomic effects on global supply chains, inflation, labor shortages and wage increases continue to impact many industries, including the industries associated with the collateral underlying certain of our loans. Moreover, with the potential for new strains of existing viruses to emerge, or other pandemics or epidemics, governments and businesses may re-impose aggressive measures to help slow its spread in the future.

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

The full extent of the impact and effects of COVID-19, and any future pandemics or epidemics, will depend on future developments, including, among other factors, how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19, or any future pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, results of operations and ability to pay dividends.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.CYBERSECURITY
Cybersecurity Risk Management and Strategy
As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the oversight of our board of directors. Our executive officers are senior Blackstone Real Estate professionals and our Manager is a subsidiary of Blackstone. As such, we are reliant on Blackstone for assessing, identifying and managing material risks to our business from cybersecurity threats. Below are details Blackstone has provided to us regarding its cybersecurity program that are relevant to us.
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by us, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cyber incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cyber incident response processes. Blackstone’s Chief Security Officer, or CSO, and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations, or BXTI, and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any events Blackstone experiences are reviewed, discussed, and incorporated into its cybersecurity framework as appropriate.
In addition to Blackstone’s internal exercises to test aspects of its cybersecurity program, Blackstone periodically engages independent third parties to assess the risks associated with its information technology resources and information assets. Among other matters, these third parties analyze data on the interactions of users of Blackstone information technology resources, including Blackstone employees, and conduct penetration tests and scanning exercises to assess the performance of Blackstone’s cybersecurity systems and processes.
Blackstone has a comprehensive Security Incident Response Plan, the IRP, designed to inform the proper escalation (including, as appropriate, to our executive officers and other representatives of our Manager or its affiliates) of non-routine suspected or confirmed information security or cybersecurity events based on the expected risk an event presents. As appropriate, a Security Incident Response Team composed of individuals from several internal technical and managerial functions may be formed to investigate and remediate the event and determine the extent of external advisor support required, including from external counsel, forensic investigators, and/or law enforcement. The IRP sets out ongoing monitoring or remediating actions to be taken after resolution of an incident. The IRP is reviewed at least annually.
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to track cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Part 1. Item 1A. Risk Factors – Risks Related to Our Company – Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” in this Annual Report on Form 10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer, or CTO, to develop and advance the firm’s cybersecurity strategy, which applies to us.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO, Adam Fletcher, is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. Prior to his appointment as CSO in 2017, Mr. Fletcher was Blackstone’s Deputy CSO. Before joining Blackstone in 2014, Mr. Fletcher led the International Security organization for Equifax from 2012 to 2014. Blackstone’s CTO, John Stecher is a Senior Managing Director and head of BXTI. Mr. Stecher is responsible for all aspects of technology across Blackstone. Mr. Stecher also advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and externally managed companies, such as us, on technology-related matters. Before joining Blackstone in 2020, Mr. Stecher was a Managing Director and the Chief Technology Officer and Chief Innovation Officer at Barclays. He was also a member of the Barclays Technology Management Committee. Prior to joining Barclays in 2017, Mr. Stecher held a variety of senior management and engineering roles across Goldman Sachs’ capital markets and technology divisions.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO review Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
Our board of directors is responsible for understanding the primary risks to our business. The audit committee of our board of directors is responsible for reviewing our and our Manger’s IT security controls with management and evaluating the adequacy of our and our Manager’s IT security program, compliance and controls with management.
Blackstone’s CSO reports to both our executive officers as well as our board of directors and/or the audit committee annually on cybersecurity matters, including risks facing us and our Manager and, as applicable, certain incidents. In addition to such annual reports, our board of directors and/or audit committee receive periodic updates from Blackstone on the primary cybersecurity risks facing us and our Manager and the measures we and our Manager are taking to mitigate such risks, as well as on changes to our and our Manager’s cybersecurity risk profile or certain newly identified risks.
ITEM 2.PROPERTIES
Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 24th Floor, New York, New York 10154. As of December 31, 2023, we did not own any real property. We consider these facilities to be suitable and adequate for the management and operations of our business.
ITEM 3.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 7, 2024 there were 257 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
We did not purchase any shares of our class A common stock during the three months or year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion and analysis contains forward looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Part, 1. Item 1A, “Risk Factors” in this Annual Report on Form 10-K.
Introduction
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing CLOs or single-asset securitizations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.”
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
Recent Developments

Macroeconomic Environment

The year ended December 31, 2023 has been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Events affecting financial institutions during the year also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including raising interest rates. While it is anticipated that central banks may begin to lower interest rates in 2024, interest rates may remain at or near recent highs, which creates further uncertainty for the economy and for our borrowers. Although our business model is such that higher interest rates will, all else equal, correlate to higher net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers and lead to non-performance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Additionally, higher interest rates could adversely affect commercial real estate property values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.

Reference Rate Reform

LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference

Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

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

2023 Highlights
Operating results:
•Net income of $246.6 million, or $1.43 per share, and Distributable Earnings of $526.3 million, or $3.05 per share, with dividends declared of $427.9 million, or $2.48 per share. During the year we had dividend coverage of 58% and 123% based on our GAAP net income and Distributable Earnings, respectively. Net income includes a $249.8 million increase to the current expected credit loss, or CECL, reserve that is excluded from Distributable Earnings, as further described below.
•Book value per share of $25.16 as of December 31, 2023, which is net of cumulative CECL reserves of $3.41 per share.
Loan portfolio:
•Portfolio of 178 investments as of December 31, 2023, with a weighted-average origination loan-to-value ratio of 63.6% and weighted-average all-in yield of + 3.66%.
•During the year we had $3.8 billion of loan repayments and sales at an average of 99.99% of par, including $962.7 million of office loans.
•93% of loans, based on net loan exposure, are performing as of December 31, 2023. 99.9% of interest income recognized during the year was paid current. No income has been recorded on our non-performing loans subsequent to determining that they were impaired.
Capital markets, financing, and liquidity:
•As of December 31, 2023, we had total liquidity of $1.7 billion with no corporate debt maturities until 2026.
•During the year ended December 31, 2023, we (i) repaid the aggregate $220.0 million principal amount of our 4.75% convertible senior notes due 2023 at maturity, (ii) repurchased an aggregate principal amount of $33.9 million of our Senior Secured Notes at a weighted-average price of 85%, resulting in a gain on extinguishment of debt of $4.6 million, and (iii) repaid a net $1.2 billion under our portfolio financings, resulting in an aggregate $1.4 billion reduction in our portfolio and corporate financings during the year. This resulted in a decrease in our debt-to-equity ratio to 3.7x from 3.8x.
•We maintained the cost of our portfolio financings throughout the year, with a weighted-average spread of +1.89% on our $12.7 billion of secured debt, as of December 31, 2023, relative to +1.85% as of December 31, 2022.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended December 31, 2023, we recorded a basic net loss per share of $0.01, declared a dividend of $0.62 per share, and reported $0.69 per share of Distributable Earnings. In addition, our book value as of December 31, 2023 was $25.16 per share, which is net of cumulative CECL reserves of $3.41 per share. For the year ended December 31, 2023, we recorded earnings per share of $1.43, declared aggregate dividends of $2.48 per share, and reported $3.05 per share of Distributable Earnings.
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

Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net (loss) income per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2023	2023	2022
Net (loss) income(1)	$(2,376)	$246,555	$248,642
Weighted-average shares outstanding, basic	172,824,083	172,672,038	170,631,410
Per share amount, basic	$(0.01)	$1.43	$1.46
Dividends declared per share	$0.62	$2.48	$2.48

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
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
Our CECL reserves have been excluded from Distributable Earnings consistent with other unrealized gains (losses) pursuant to our existing policy for reporting Distributable Earnings. We expect to only recognize such potential credit losses in Distributable Earnings if and when such amounts are realized and deemed non-recoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of foreclosure, when the underlying asset is sold, but realization and non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected. The timing of any such credit loss realization in our Distributable Earnings may differ materially from the timing of CECL reserves or charge-offs in our consolidated financial statements prepared in accordance with GAAP. The realized loss amount reflected in Distributable Earnings will equal the difference between the cash received, or expected to be received, and the book value of the asset, and is reflective of our economic experience as it relates to the ultimate realization of the loan.
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

The following table provides a reconciliation of Distributable Earnings to GAAP net (loss) income ($ in thousands, except per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2023	2023	2022
Net (loss) income(1)	$(2,376)	$246,555	$248,642
Increase in current expected credit loss reserve	115,261	249,790	211,505
Non-cash compensation expense	7,729	30,655	33,414
Realized hedging and foreign currency loss, net(2)	(1,557)	(766)	(3,239)
Adjustments attributable to non-controlling interests, net	(83)	(35)	(361)
Other items	8	71	(131)
Distributable Earnings	$118,982	$526,270	$489,830
Weighted-average shares outstanding, basic(3)	172,824,083	172,672,038	170,631,410
Distributable Earnings per share, basic	$0.69	$3.05	$2.87

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net (loss) income, but rather as a component of other comprehensive income in our consolidated financial statements.
(3)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our convertible notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2023	December 31, 2022
Stockholders’ equity	$4,367,711	$4,518,794
Shares
Class A common stock	173,209,933	171,695,985
Deferred stock units	359,464	410,608
Total outstanding	173,569,397	172,106,593
Book value per share(1)	$25.16	$26.26

(1)The book value per share excludes shares issuable from a potential conversion of our convertible notes then outstanding. Refer to Note 13 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
During the year ended December 31, 2023, loan fundings totaled $1.6 billion and loan repayments and sales totaled $3.8 billion, for net repayments of $2.2 billion. We generated interest income of $2.0 billion and incurred interest expense of $1.4 billion during the year, which resulted in $670.7 million of net interest income during the year ended December 31, 2023.

Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2023	Year Ended December 31, 2023
Loan originations(1)	$46,000	$96,000
Loan fundings(2)	$316,633	$1,643,513
Loan repayments and sales(3)	(643,822)	(3,770,339)
Total net repayments	$(327,189)	$(2,126,826)

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three months and year ended December 31, 2023, include $36.1 million and $294.1 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the year ended December 31, 2023, include $795.8 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. Additionally, loan repayments and sales during the three months and year ended December 31, 2023 include $50.0 million and $100.7 million, respectively, of sales of junior loan interests.

The following table details overall statistics for our loan portfolio as of December 31, 2023 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	178	178
Principal balance	$23,923,719	$24,971,028
Net book value	$23,210,076	$23,210,076
Unfunded loan commitments(2)	$2,430,664	$2,430,664
Weighted-average cash coupon(3)	+ 3.37%	+ 3.31%
Weighted-average all-in yield(3)	+ 3.71%	+ 3.66%
Weighted-average maximum maturity (years)(4)	2.4	2.4
Origination loan to value (LTV)(5)	63.6%	63.6%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $289.4 million of subordinate mezzanine loans, as of December 31, 2023, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $381.2 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR, and the remaining 1% of our loans earn a fixed rate of interest. Floating rate exposure includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of December 31, 2023, 16% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 84% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any junior participations sold.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of December 31, 2023 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$327,643	$—	$327,643
0.00% or no floor(3)	4,921,892	7,015,789	11,937,681
0.01% to 1.00% floor	6,797,524	810,979	7,608,503
1.01% to 2.00% floor	2,792,918	295,384	3,088,302
2.01% to 3.00% floor	1,334,636	—	1,334,636
3.01% or more floor	478,007	196,256	674,263
Total(4)	$16,652,620	$8,318,408	$24,971,028

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(3)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(4)As of December 31, 2023, the weighted-average index rate floor of our total loan exposure was 0.56%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.02%. As of December 31, 2022, the weighted-average index rate floor of our total loan exposure was 0.38%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.65%
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of December 31, 2023 (total loan exposure amounts in thousands):

Loan Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
141	$	$16,652,620	SOFR(4)	+ 3.10%	+ 3.40%
20	£	£2,701,814	SONIA	+ 3.84%	+ 4.33%
11	€	€2,524,591	EURIBOR	+ 3.16%	+ 3.61%
6	Various	$2,091,833	Other(5)	+ 4.14%	+ 4.45%
178		$24,971,028		+ 3.31%	+ 3.66%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
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
(4)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(5)Includes floating rate loans indexed to STIBOR, BBSY, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of December 31, 2023:

Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 7 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of December 31, 2023, 99.5% of borrowers, based on net loan exposure, were compliant with the contractual terms of each respective loan. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors. As of December 31, 2023, we had one loan with an amortized cost basis of $140.0 million past its current maturity date. This loan was less than 30 days past due on its interest payments, and had a risk rating of “5” as of December 31, 2023.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.6%, excluding any junior participations sold, as of December 31, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of December 31, 2023, we had an aggregate $417.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of December 31, 2023.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0 and 2.9 as of December 31, 2023 and 2022, respectively.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,101	$811,217	$763,223
2	36	6,143,184	6,618,319	5,095,395
3	99	12,277,518	12,573,282	11,964,620
4	15	2,725,930	3,036,837	2,668,025
5	13	1,877,279	1,931,373	1,460,725
Loans receivable	178	$23,787,012	$24,971,028	$21,951,988
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Current Expected Credit Loss Reserve
The CECL reserves required by GAAP reflect our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Other than a few narrow exceptions, GAAP requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
During the year ended December 31, 2023, we recorded an aggregate increase of $250.8 million in the CECL reserve against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $576.9 million as of December 31, 2023. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions.

During the three months ended December 31, 2023, we recorded an aggregate net increase of $95.1 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by three additional loans that were impaired during the three months ended December 31, 2023. As of December 31, 2023, the income accrual was suspended on these loans as recovery of income and principal was doubtful. During the three months ended December 31, 2023, we recorded $5.9 million of interest income on these three loans.
As of December 31, 2023, we had an aggregate $417.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of December 31, 2023. No income was recorded on our impaired loans subsequent to determining that they were impaired. As of December 31, 2023, one of these loans with an amortized cost basis of $140.0 million, was past its current maturity date. This loan was less than 30 days past due on its interest payment and had a risk rating of “5”. As of December 31, 2023, all other borrowers were compliant with the contractual terms of each respective loan, including any required payment of interest. During the year ended December 31, 2023, we received an aggregate $53.0 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.
Multifamily Joint Venture
As of December 31, 2023, our multifamily joint venture held $612.9 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.
Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2023	December 31, 2022
Secured debt	$12,697,058	$13,549,748
Securitizations	2,507,514	2,673,541
Asset-specific debt	1,004,097	950,278
Total portfolio financing	$16,208,669	$17,173,567
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2023	December 31, 2022
Secured credit facilities	$12,697,058	$13,549,748
Acquisition facility	—	—
Total secured debt	$12,697,058	$13,549,748

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of December 31, 2023 ($ in thousands):

	Year Ended December 31, 2023	December 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,647,848	+1.53%	$8,341,383	+3.24%	+1.71%
+ 1.51% to + 1.75%	—	2,679,699	+1.82%	3,723,365	+3.49%	+1.67%
+ 1.76% to + 2.00%	42,908	1,850,809	+2.11%	2,913,067	+3.92%	+1.81%
+ 2.01% or more	70,845	2,518,702	+2.64%	3,616,503	+4.30%	+1.66%
Total	$113,753	$12,697,058	+1.89%	$18,594,318	+3.58%	+1.69%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of December 31, 2023 for new financings closed during the year ended December 31, 2023.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery method.
(4)Represents the weighted-average all-in cost as of December 31, 2023 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024. As of December 31, 2023, we had no assets pledged to our acquisition facility and no outstanding borrowings.

Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	December 31, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$801,800	+ 1.70%	May 2038
Underlying Collateral Assets	26	1,000,000	1,000,000	+ 3.28%	December 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	714,352	714,352	+ 2.18%	November 2037
Underlying Collateral Assets	15	905,602	905,602	+ 2.87%	September 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	989,412	989,265	+ 1.57%	February 2038
Underlying Collateral Assets	15	1,246,287	1,246,287	+ 2.85%	October 2025
Total
Senior CLO Securities Outstanding(4)	3	$2,507,514	$2,505,417	+ 1.79%
Underlying Collateral Assets	56	$3,151,889	$3,151,889	+ 2.99%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over SOFR, which is the relevant floating benchmark rate for each securitized debt obligation. All-in yield excludes loans accounted for under the cost-recovery method.
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the year ended December 31, 2023, we recorded $171.4 million of interest expense related to our securitized debt obligations.
Refer to Note 6 and Note 18 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	December 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,004,097	$1,000,210	+ 3.14%	March 2026
Collateral assets	2	$1,194,408	$1,186,559	+ 3.98%	March 2026

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(3)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our non-recourse, asset-specific debt is term-matched in each case to the corresponding collateral loans.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	December 31, 2023	December 31, 2022
Term loans	$2,135,221	$2,157,218
Senior secured notes	366,090	400,000
Convertible notes	300,000	520,000
Total corporate financing	$2,801,311	$3,077,218

The following table details our outstanding senior term loan facilities, or Term Loans, Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of December 31, 2023 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$910,852	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	410,942	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	813,427	+ 3.50%	+ 4.11%	May 9, 2029
Total term loans	$2,135,221
Senior Secured Notes
Senior Secured Notes	$366,090	3.75%	4.02%	January 15, 2027
Convertible Notes Issuance
Convertible Notes(3)	$300,000	5.50%	5.94%	March 15, 2027
Total corporate financings	$2,801,311

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of December 31, 2023.
During the year ended December 31, 2023, we repurchased an aggregate principal amount of $33.9 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.6 million during the year ended December 31, 2023.
Refer to Note 2, Note 9, Note 10, and Note 11 to our consolidated financial statements for additional discussion of our Term Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of December 31, 2023 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)(6)	$13,573,013	£2,515,814	€2,524,591	$2,091,833
Floating rate debt(2)(5)(7)	(12,290,685)	(1,836,346)	(1,873,765)	(1,646,904)
Net floating rate exposure	$1,282,328	£679,468	€650,826	$444,929
Net floating rate exposure in USD(8)	$1,282,328	$865,031	$718,447	$444,929

(1)Includes Australian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(4)Excludes $1.6 billion of floating rate loans accounted for under the cost-recovery method.
(5)Excludes $1.1 billion of non-consolidated senior interests and $337.7 million of loan participations sold, as of December 31, 2023. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(6)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(7)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and Term Loans.
(8)Represents the U.S. dollar equivalent as of December 31, 2023.

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest or other structural protections. As of December 31, 2023, 97% of our performing loans have interest rate caps with a weighted-average strike price of 3.3% or interest guarantees. During the year ended December 31, 2023, interest rate caps on $14.7 billion of loans, with a 3.1% weighted-average strike price, expired and 93% were replaced with new interest rate caps, with a weighted-average strike price of 3.7%, or interest guarantees.

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2023, 2022 and 2021 ($ in thousands, except per share data):

	Year Ended December 31,		2023 vs 2022	Year Ended December 31,		2022 vs 2021
	2023	2022	$	2022	2021	$
Income from loans and other investments
Interest and related income	$2,037,621	$1,338,954	$698,667	$1,338,954	$854,690	$484,264
Less: Interest and related expenses	1,366,956	710,904	656,052	710,904	340,223	370,681
Income from loans and other investments, net	670,665	628,050	42,615	628,050	514,467	113,583
Other expenses
Management and incentive fees	119,089	110,292	8,797	110,292	88,467	21,825
General and administrative expenses	51,143	52,193	(1,050)	52,193	43,168	9,025
Total other expenses	170,232	162,485	7,747	162,485	131,635	30,850
(Increase) decrease in current expected credit loss reserve	(249,790)	(211,505)	(38,285)	(211,505)	39,864	(251,369)
Gain on extinguishment of debt	4,616	—	4,616	—	—	—
Income before income taxes	255,259	254,060	1,199	254,060	422,696	(168,636)
Income tax provision	5,362	3,003	2,359	3,003	423	2,580
Net income	249,897	251,057	(1,160)	251,057	422,273	(171,216)
Net income attributable to non-controlling interests	(3,342)	(2,415)	(927)	(2,415)	(3,080)	665
Net income attributable to Blackstone Mortgage Trust, Inc.	$246,555	$248,642	$(2,087)	$248,642	$419,193	$(170,551)
Net income per share of common stock basic and diluted	$1.43	$1.46	$(0.03)	$1.46	$2.77	$(1.31)
Weighted-average shares of common stock outstanding basic and diluted	172,672,038	170,631,410	2,040,628	170,631,410	151,521,941	19,109,469
Dividends declared per share	$2.48	$2.48	$—	$2.48	$2.48	$—

Income from loans and other investments, net
Income from loans and other investments, net increased $42.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to (i) an increase in floating rate indices during the year ended December 31, 2023 compared to the year ended December 31, 2022 and (ii) an increase in the weighted-average principal balance of our loan portfolio by $401.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was offset by (i) an increase in the weighted-average principal balance of our outstanding financing arrangements by $357.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method for all or a portion of the year ended December 31, 2023.
Income from loans and other investments, net increased $113.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily due to (i) an increase in floating rate indices during 2022 and (ii) an increase in the weighted-average principal balance of our loan portfolio by $5.7 billion for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This was primarily offset by an increase in the weighted-average principal balance of our outstanding financing arrangements by $5.0 billion for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses increased by $7.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase of (i) $6.9 million of incentive fees payable to our Manager, due to an increase in Distributable Earnings, (ii) $1.9 million of management fees payable to our Manager, primarily as a result of an increase in equity, and (iii) $1.7 million of other operating expenses. This was offset by a reduction in non-cash restricted stock amortization of $2.7 million related to shares awarded under our long-term incentive plans.
Other expenses increased by $30.9 million during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to an increase of (i) $13.0 million of incentive fees payable to our Manager, primarily due to an increase in Distributable Earnings, (ii) $8.8 million of management fees payable to our Manager, primarily as a result of an increase in equity, (iii) $7.3 million of general operating expenses, and (iv) $1.7 million of non-cash restricted stock amortization related to shares issued under our long-term incentive plans.
Changes in current expected credit loss reserve
During the year ended December 31, 2023, we recorded a $249.8 million increase in our CECL reserves, as compared to a $211.5 million increase during the year ended December 31, 2022. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions.
During the year ended December 31, 2022, we recorded a $211.5 million increase in our CECL reserves, as compared to a $39.9 million decrease during the year ended December 31, 2021. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions.
Gain on extinguishment of debt
During the year ended December 31, 2023, we recognized a gain on extinguishment of debt of $4.6 million related to the repurchase of an aggregate principal amount of $33.9 million of our Senior Secured Notes. There was no repurchase activity or gain on extinguishment of debt in the years ended December 31, 2022 and December 31, 2021.
Income tax provision
The income tax provision increased by $2.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to additional activity in our U.S. and foreign taxable subsidiaries.
The income tax provision increased by $2.6 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, due to additional activity in our U.S. and foreign taxable subsidiaries.
Dividends per share
During the year ended December 31, 2023, we declared aggregate dividends of $2.48 per share, or $427.9 million. During 2022, we declared aggregate dividends of $2.48 per share, or $423.6 million. During 2021, we declared aggregate dividends of $2.48 per share, or $383.9 million.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2023 and September 30, 2023 ($ in thousands, except per share data):

	Three Months Ended		Change
	December 31, 2023	September 30, 2023	$
Income from loans and other investments
Interest and related income	$505,003	$519,342	$(14,339)
Less: Interest and related expenses	351,238	353,972	(2,734)
Income from loans and other investments, net	153,765	165,370	(11,605)
Other expenses
Management and incentive fees	26,342	28,882	(2,540)
General and administrative expenses	13,254	12,001	1,253
Total other expenses	39,596	40,883	(1,287)
Increase in current expected credit loss reserve	(115,261)	(96,900)	(18,361)
Gain on extinguishment of debt	75	4,541	(4,466)
(Loss) income before income taxes	(1,017)	32,128	(33,145)
Income tax provision	698	1,568	(870)
Net (loss) income	(1,715)	30,560	(32,275)
Net income attributable to non-controlling interests	(661)	(1,036)	375
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(2,376)	$29,524	$(31,900)
Net (loss) income per share of common stock basic and diluted	$(0.01)	$0.17	$(0.18)
Weighted-average shares of common stock outstanding basic and diluted	172,824,083	172,648,118	175,965
Dividends declared per share	$0.62	$0.62	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $11.6 million during the three months ended December 31, 2023 compared to the three months ended September 30, 2023. The decrease was primarily due to (i) a decrease in the weighted-average principal balance of our loan portfolio by $543.5 million for the three months ended December 31, 2023 compared to the three months ended September 30, 2023 and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended December 31, 2023. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $587.4 million for the three months ended December 31, 2023 compared to the three months ended September 30, 2023.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $1.3 million during the three months ended December 31, 2023 compared to the three months ended September 30, 2023 primarily due to a decrease of $2.6 million of incentive fees payable to our Manager. This was offset by an increase of $1.1 million of general operating expenses.
Changes in current expected credit loss reserve
During the three months ended December 31, 2023, we recorded a $115.3 million increase in our CECL reserves, as compared to a $96.9 million increase during the three months ended September 30, 2023. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions.

Gain on extinguishment of debt
During the three months ended December 31, 2023, we recognized a gain on extinguishment of debt of $75,000 related to the repurchase of an aggregate principal amount of $500,000 of our Senior Secured Notes. During the three months ended September 30, 2023, we recognized a gain on extinguishment of debt of $4.5 million related to the repurchase of an aggregate principal amount of $33.4 million of our Senior Secured Notes.
Income tax provision
The income tax provision decreased by $870,000 during the three months ended December 31, 2023 compared to the three months ended September 30, 2023 primarily due to a decrease in the income tax provisions related to our U.S. and foreign taxable subsidiaries.
Dividends per share
During the three months ended December 31, 2023, we declared aggregate dividends of $0.62 per share, or $107.4 million. During the three months ended September 30, 2023, we declared aggregate dividends of $0.62 per share, or $106.8 million.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of December 31, 2023, our capitalization structure included $4.4 billion of common equity, $2.8 billion of corporate debt, and $16.2 billion of asset-level financings. Our $2.8 billion of corporate debt includes $2.1 billion of Term Loan borrowings, $366.1 million of Senior Secured Notes, and $300.0 million of Convertible Notes. Our $16.2 billion of asset-level financings includes $12.7 billion of secured debt, $2.5 billion of securitizations, and $1.0 billion of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of December 31, 2023, we have $1.7 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 5, 6, 7, 8, 9, 10, and 11 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2023	December 31, 2022
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.7x	3.8x
Adjusted debt-to-equity ratio(3)	3.2x	3.5x
Total leverage ratios(1)
Total leverage ratio(4)	4.3x	4.4x
Adjusted total leverage ratio(5)	3.7x	4.1x

(1)The debt and leverage amounts included in the calculations above use gross outstanding principal balances, excluding any unamortized deferred financing costs and discounts.
(2)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) total equity.
(3)Represents, in each case at period end, (i) total outstanding secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) Adjusted Equity. Adjusted Equity is a non-GAAP financial measure. Refer to “Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio” below for the definition of Adjusted Equity and a reconciliation to total equity.
(4)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) total equity.
(5)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) Adjusted Equity. Adjusted Equity is a non-GAAP financial measure. Refer to “Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio” below for the definition of Adjusted Equity and a reconciliation to total equity.
Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio
Our adjusted debt-to-equity and total leverage ratios are measures that are not prepared in accordance with GAAP, as they are calculated using Adjusted Equity, which we define as our total equity, excluding the aggregate CECL reserves on our loans receivable and unfunded loan commitments.
We believe that Adjusted Equity provides meaningful information to consider in addition to our total equity determined in accordance with GAAP in the context of assessing our debt-to-equity and total leverage ratios. The adjusted debt-to-equity and total leverage ratios are metrics we use, in addition to our unadjusted debt-to-equity and total leverage ratios, when evaluating our capitalization structure, as Adjusted Equity excludes the unrealized impact of our CECL reserves, which may vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve. We believe these ratios, and therefore our Adjusted Equity, are useful financial metrics for existing and potential future holders of our class A common stock to consider when evaluating how our business is capitalized and the relative amount of leverage in our business.
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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	December 31, 2023	December 31, 2022
Total equity	$4,387,504	$4,544,200
Add back: aggregate CECL reserves	592,307	342,517
Adjusted Equity	$4,979,811	$4,886,717

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$350,014	$291,340
Available borrowings under secured debt	1,269,111	1,536,638
Loan principal payments held by servicer, net(1)	48,287	7,425
	$1,667,412	$1,835,403

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the year ended December 31, 2023, we generated cash flow from operating activities of $458.8 million and received $2.8 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
We have access to further liquidity through public and private offerings of equity and debt securities, syndicated term loans, and similar transactions. To facilitate public offerings, in July 2022, we filed a shelf registration statement with the SEC that is effective for a term of three years and expires in July 2025. The amount of securities to be issued pursuant to this shelf registration statement was not specified when it was filed and there is no specific dollar limit on the amount of securities we may issue. The securities covered by this registration statement include: (i) class A common stock; (ii) preferred stock; (iii) depositary shares representing preferred stock; (iv) debt securities; (v) warrants; (vi) subscription rights; (vii) purchase contracts; and (viii) units consisting of one or more of such securities or any combination of these securities. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,974,961 shares of class A common stock were available for issuance as of December 31, 2023, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of December 31, 2023. Refer to Note 13 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination and funding activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $12.7 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. During the year ended December 31, 2023 we repurchased an aggregate principal amount of $33.9 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.6 million during the year ended December 31, 2023.
As of December 31, 2023, we had unfunded commitments of $2.4 billion related to 99 loans receivable and $1.3 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.2 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.6 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2023 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$2,430,664	$552,002	$1,030,091	$396,584	$451,987
Principal repayments under secured debt(3)	12,697,058	2,445,576	5,876,786	3,653,714	720,982
Principal repayments under asset-specific debt(3)	1,004,097	—	825,687	—	178,410
Principal repayments of term loans(4)	2,135,221	21,997	1,324,570	16,516	772,138
Principal repayments of senior secured notes	366,090	—	—	366,090	—
Principal repayments of convertible notes(5)	300,000	—	—	300,000	—
Interest payments(3)(6)	3,148,676	1,171,866	1,513,357	410,831	52,622
Total(7)	$22,081,806	$4,191,441	$10,570,491	$5,143,735	$2,176,139

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
(4)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 9 to our consolidated financial statements for further details on our Term Loans.
(5)Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 11 to our consolidated financial statements for further details on our convertible notes.
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2023 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.5 billion of consolidated securitized debt obligations, $1.1 billion of non-consolidated senior interests, and $337.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2023	2022	2021
Cash flows provided by operating activities	$458,841	$396,825	$382,483
Cash flows provided by (used in) investing activities	1,444,077	(3,253,535)	(5,627,461)
Cash flows (used in) provided by financing activities	(1,847,943)	2,607,224	5,508,224
Net increase (decrease) in cash and cash equivalents	$54,975	$(249,486)	$263,246
We experienced a net increase in cash and cash equivalents of $55.0 million for the year ended December 31, 2023, compared to a net decrease of $249.5 million for the year ended December 31, 2022. During the year ended December 31, 2023, we received $3.8 billion from loan principal collections and sales proceeds, of which $2.8 billion is reflected in our consolidated statement of cash flows prepared in accordance with GAAP, excluding (i) $795.8 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests, (ii) $152.4 million of loan portfolio payments held by servicer, and (iii) $100.7 million of sales of junior loan interests which did not qualify for sale accounting under GAAP. Also, during the year ended December 31, 2023, we (i) funded $1.3 billion of loans, (ii) repaid a net $1.1 billion of secured debt borrowings, (iii) paid $426.9 million of dividends on our class A common stock, (iv) repaid $220.0 million of convertible notes, and (v) repaid $166.0 million of securitized debt obligations.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2023 and 2022, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income. Refer to Note 15 to our consolidated financial statements for additional discussion of our income taxes.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2023, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans receivable portfolio. We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
•Expected timing and amount of future loan fundings and repayments: Expected credit losses are estimated over the contractual term of each loan, adjusted for expected repayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserves. Additionally, the expected credit losses over the contractual period of our loans are subject to the obligation to extend credit through our unfunded loan commitments. The CECL reserve for unfunded loan commitments is adjusted quarterly, as we consider the expected timing of future funding obligations over the estimated life of the loan. The considerations in estimating our CECL reserve for unfunded loan commitments are similar to those used for the related outstanding loans receivable.
•Current credit quality of our portfolio: Our risk rating is our primary credit quality indicator in assessing our CECL reserves. We perform a quarterly risk review of our portfolio of loans and assign each loan a risk rating based on a variety of factors, including, without limitation, origination LTV, debt yield, property type, geographic and local market dynamics, physical condition, cash flow volatility, leasing and tenant profile, loan structure and exit plan, and project sponsorship.
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2023.
•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserves by applying the practical expedient for collateral dependent loans. The CECL reserves are assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge-off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserves may change over time and from period to period. During the year ended December 31, 2023, we recorded an aggregate $249.8 million increase in the CECL reserve related to our loans receivable and unfunded loan commitments, bringing our total reserve to $592.3 million as of December 31, 2023. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.

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

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2023 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	4/9/2018	$1,487	$1,156	$1,155	+4.29%	+4.60%	6/9/2025	New York	Office	$408 / sqft	48%	2
2	Senior Loan	8/14/2019	1,086	1,000	996	+3.03%	+3.78%	12/23/2024	Dublin - IE	Mixed-Use	$332 / sqft	74%	3
3	Senior Loan	6/24/2022	901	901	895	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$410 / sqft	59%	3
4	Senior Loan	3/22/2018	612	612	611	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
5	Senior Loan(4)	8/7/2019	571	571	116	+3.22%	+3.46%	9/9/2025	Los Angeles	Office	$712 / sqft	59%	2
6	Senior Loan	3/30/2021	477	477	474	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$91 / sqft	76%	2
7	Senior Loan	7/23/2021	480	462	459	+3.60%	+4.04%	8/9/2027	New York	Multi	$619,756 / unit	58%	2
8	Senior Loan(4)	11/22/2019	470	385	77	+3.78%	+4.13%	12/9/2025	Los Angeles	Office	$705 / sqft	69%	4
9	Senior Loan	12/9/2021	385	368	367	+2.76%	+3.00%	12/9/2026	New York	Mixed-Use	$127 / sqft	50%	2
10	Senior Loan	9/23/2019	386	361	361	+3.00%	+3.27%	8/16/2024	Diversified - Spain	Hospitality	$128,685 / key	62%	3
11	Senior Loan	4/11/2018	345	338	338	+2.25%	+2.28%	5/1/2025	New York	Office	$429 / sqft	71%	4
12	Senior Loan	10/25/2021	307	307	306	+4.00%	+4.32%	10/25/2024	Diversified - AU	Hospitality	$151,079 / key	56%	2
13	Senior Loan	7/15/2021	316	304	301	+4.25%	+4.75%	7/16/2026	Diversified - EUR	Hospitality	$232,169 / key	53%	3
14	Senior Loan	5/6/2022	303	303	301	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$96 / sqft	53%	2
15	Senior Loan	2/27/2020	303	302	302	+2.70%	+2.94%	3/9/2025	New York	Multi	$795,074 / unit	59%	3
16	Senior Loan	3/25/2022	296	296	295	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$130,510 / key	65%	2
17	Senior Loan	12/11/2018	356	294	296	+1.75%	+1.76%	12/9/2026	Chicago	Office	$249 / sqft	78%	4
18	Senior Loan	9/29/2021	312	294	293	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$383 / sqft	66%	2
19	Senior Loan	11/30/2018	286	286	270	7.90%	7.90%	8/9/2025	New York	Hospitality	$306,870 / key	73%	5
20	Senior Loan	10/23/2018	290	284	283	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$265 / sqft	64%	2
21	Senior Loan	9/30/2021	280	276	276	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$145,940 / unit	74%	3
22	Senior Loan	1/11/2019	265	265	265	+5.04%	+5.06%	6/14/2028	Diversified - UK	Other	$262 / sqft	74%	3
23	Senior Loan	6/8/2022	272	264	262	+3.65%	+4.00%	6/9/2027	New York	Office	$1,475 / sqft	75%	3
24	Senior Loan	11/30/2018	260	260	260	+4.80%	+4.80%	12/9/2024	San Francisco	Hospitality	$378,454 / key	73%	5
25	Senior Loan	9/14/2021	259	255	255	+2.61%	+2.87%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
26	Senior Loan	2/23/2022	245	232	231	+2.60%	+2.84%	3/9/2027	Reno	Multi	$215,210 / unit	74%	3
27	Senior Loan(7)	9/16/2021	229	229	229	+1.63%	+1.63%	11/9/2025	San Francisco	Office	$277 / sqft	53%	4
28	Senior Loan	6/28/2022	675	223	216	+4.60%	+5.07%	7/9/2029	Austin	Mixed-Use	$185 / sqft	53%	3
29	Senior Loan	7/16/2021	233	221	219	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$227,951 / unit	69%	2
30	Senior Loan(4)	11/10/2021	362	218	43	+4.11%	+4.93%	12/9/2026	San Francisco	Life Sciences	$414 / sqft	66%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	12/22/2016	$252	$212	$206	+10.50%	+10.50%	6/9/2028	New York	Office	$299 / sqft	64%	5
32	Senior Loan	6/27/2019	212	211	210	+2.80%	+2.94%	8/15/2026	Berlin - DEU	Office	$442 / sqft	62%	3
33	Senior Loan	4/23/2021	219	209	203	+3.65%	+3.65%	5/9/2024	Washington, DC	Office	$234 / sqft	57%	5
34	Senior Loan	6/28/2019	208	208	208	+3.82%	+4.08%	6/26/2024	London - UK	Office	$502 / sqft	71%	3
35	Senior Loan	8/31/2017	203	203	188	+2.62%	+2.62%	1/9/2024	Orange County	Office	$236 / sqft	64%	5
36	Senior Loan	9/30/2021	256	203	202	+3.11%	+3.50%	10/9/2028	Chicago	Office	$224 / sqft	74%	4
37	Senior Loan	7/29/2022	255	196	193	+4.60%	+5.92%	7/27/2027	London - UK	Industrial	$259 / sqft	52%	3
38	Senior Loan	9/25/2019	187	187	187	+4.47%	+4.84%	9/26/2024	London - UK	Office	$873 / sqft	72%	3
39	Senior Loan	11/23/2018	186	186	186	+2.68%	+2.92%	2/15/2024	Diversified - UK	Office	$1,151 / sqft	50%	3
40	Senior Loan	12/21/2021	192	186	185	+2.82%	+3.11%	4/29/2027	London - UK	Industrial	$377 / sqft	67%	3
41	Senior Loan(8)	7/23/2021	244	184	183	-1.30%	-0.92%	8/9/2028	New York	Office	$596 / sqft	53%	4
42	Senior Loan	2/15/2022	191	180	179	+2.90%	+3.14%	3/9/2027	Denver	Office	$358 / sqft	61%	4
43	Senior Loan	1/27/2022	178	177	176	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$115,406 / unit	71%	3
44	Senior Loan	5/13/2021	199	176	175	+3.66%	+4.11%	6/9/2026	Boston	Life Sciences	$890 / sqft	64%	3
45	Senior Loan	3/9/2022	172	172	171	+2.95%	+3.17%	8/15/2027	Diversified - UK	Retail	$146 / sqft	55%	2
46	Senior Loan	12/17/2021	168	165	165	+3.95%	+4.33%	1/9/2026	Diversified - US	Other	$5,601 / unit	48%	1
47	Senior Loan	10/7/2021	165	161	160	+3.25%	+3.49%	10/9/2025	Los Angeles	Office	$327 / sqft	68%	4
48	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
49	Senior Loan(4)	3/17/2022	225	156	205	+2.52%	+4.38%	6/30/2025	London - UK	Office	$700 / sqft	50%	3
50	Senior Loan	1/17/2020	203	154	154	+2.86%	+3.00%	2/9/2025	New York	Mixed-Use	$128 / sqft	43%	3
51	Senior Loan	5/27/2021	184	154	153	+2.31%	+2.63%	6/9/2026	Atlanta	Office	$129 / sqft	66%	3
52	Senior Loan	6/4/2018	153	153	153	+3.50%	+3.74%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
53	Senior Loan	1/7/2022	155	152	151	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
54	Senior Loan	12/23/2021	329	150	145	+4.25%	+5.22%	6/24/2028	London - UK	Multi	$165,256 / unit	59%	3
55	Senior Loan	9/30/2021	189	148	146	+4.00%	+4.51%	9/30/2026	Diversified - Spain	Hospitality	$127,539 / key	60%	3
56	Senior Loan	2/20/2019	172	146	146	+4.07%	+4.53%	2/19/2024	London - UK	Office	$587 / sqft	61%	3
57	Senior Loan(4)	9/30/2021	145	145	195	+2.96%	+3.38%	10/9/2026	Boca Raton	Multi	$396,175 / unit	58%	3
58	Senior Loan	11/18/2021	144	144	144	+3.25%	+3.51%	11/18/2026	London - UK	Other	$181 / sqft	65%	2
59	Senior Loan	12/20/2019	143	143	143	+3.22%	+3.44%	12/18/2026	London - UK	Office	$729 / sqft	75%	3
60	Senior Loan	3/10/2020	140	140	140	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	53%	5

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	2/25/2022	$139	$139	$138	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$79 / sqft	69%	2
62	Senior Loan	1/26/2022	338	137	134	+4.10%	+4.70%	2/9/2027	Seattle	Office	$286 / sqft	56%	3
63	Senior Loan	8/24/2021	156	133	133	+2.71%	+3.03%	9/9/2026	San Jose	Office	$317 / sqft	65%	3
64	Senior Loan(4)	3/29/2022	224	132	26	+4.50%	+5.67%	4/9/2027	Miami	Multi	$224,248 / unit	72%	3
65	Senior Loan	9/14/2021	132	129	129	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$260,871 / unit	75%	3
66	Senior Loan	6/30/2022	129	129	129	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$251,317 / key	60%	2
67	Senior Loan	12/15/2021	150	127	126	+2.96%	+4.12%	12/9/2026	Dublin - IE	Multi	$319,129 / unit	79%	3
68	Senior Loan	5/20/2021	150	126	123	+3.76%	+3.76%	6/9/2026	San Jose	Office	$322 / sqft	65%	5
69	Senior Loan	3/29/2021	130	125	125	+4.02%	+4.61%	3/29/2026	Diversified - UK	Multi	$54,881 / unit	61%	3
70	Senior Loan	4/6/2021	123	122	122	+3.31%	+3.60%	4/9/2026	Los Angeles	Office	$508 / sqft	65%	3
71	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.17%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
72	Senior Loan	3/28/2022	130	119	118	+2.55%	+2.85%	4/9/2027	Miami	Office	$322 / sqft	69%	3
73	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	3
74	Senior Loan	8/27/2021	122	118	118	+3.11%	+3.41%	9/9/2026	San Diego	Retail	$447 / sqft	58%	3
75	Senior Loan	6/28/2019	125	117	117	+2.87%	+3.13%	2/1/2024	Los Angeles	Studio	$591 / sqft	48%	3
76	Senior Loan	12/21/2021	120	117	117	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$401 / sqft	68%	3
77	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	4
78	Senior Loan	10/21/2021	114	114	114	+3.01%	+3.26%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
79	Senior Loan	12/10/2021	135	111	110	+3.11%	+3.42%	1/9/2027	Miami	Office	$370 / sqft	49%	3
80	Senior Loan	3/13/2018	123	108	108	+3.11%	+3.34%	4/9/2027	Honolulu	Hospitality	$167,735 / key	50%	3
81	Senior Loan	12/29/2021	110	106	105	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$181,512 / unit	64%	3
82	Senior Loan	2/15/2022	106	105	104	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$239,655 / unit	73%	2
83	Senior Loan	3/29/2022	103	102	102	+2.70%	+2.96%	4/9/2027	Miami	Multi	$284,656 / unit	75%	3
84	Senior Loan	11/27/2019	104	102	101	+2.86%	+3.12%	12/9/2024	Minneapolis	Office	$102 / sqft	64%	3
85	Senior Loan	1/30/2020	104	101	101	+2.96%	+3.11%	2/9/2026	Honolulu	Hospitality	$274,466 / key	63%	3
86	Senior Loan	10/1/2021	101	100	100	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$231,021 / unit	77%	3
87	Senior Loan	4/3/2018	100	99	99	+2.86%	+3.03%	4/9/2024	Dallas	Retail	$601 / sqft	64%	3
88	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
89	Senior Loan	6/14/2021	100	96	92	+3.81%	+3.81%	7/9/2024	Miami	Office	$203 / sqft	65%	5
90	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$352,399 / unit	79%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	12/21/2018	$98	$94	$92	+2.71%	+2.71%	1/9/2024	Chicago	Office	$182 / sqft	72%	5
92	Senior Loan	3/25/2020	94	94	93	+2.40%	+2.67%	3/31/2025	Diversified - NL	Multi	$114,143 / unit	65%	2
93	Senior Loan	10/27/2021	93	93	92	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
94	Senior Loan	4/1/2021	102	93	90	+7.41%	+7.41%	4/9/2026	San Jose	Office	$621 / sqft	67%	5
95	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	2
96	Senior Loan	12/22/2021	91	91	90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
97	Senior Loan	12/15/2021	91	90	90	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$256,393 / unit	76%	4
98	Senior Loan	12/15/2021	89	89	88	+4.00%	+4.29%	12/15/2026	Melbourne - AU	Multi	$64,829 / unit	38%	2
99	Senior Loan	10/16/2018	88	88	88	+3.36%	+3.36%	11/9/2024	San Francisco	Hospitality	$191,807 / key	72%	5
100	Senior Loan	6/25/2021	85	85	86	+2.86%	+3.31%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
101	Senior Loan	6/27/2019	88	85	85	+2.75%	+2.99%	7/9/2024	West Palm Beach	Office	$294 / sqft	70%	2
102	Senior Loan	6/14/2022	106	85	84	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$175 / sqft	76%	3
103	Senior Loan	3/9/2022	92	84	84	+2.90%	+3.43%	3/9/2025	Boston	Office	$222 / sqft	68%	4
104	Senior Loan	3/31/2017	84	84	84	+9.41%	+9.41%	4/9/2024	New York	Office	$403 / sqft	64%	5
105	Senior Loan	7/29/2021	82	82	81	+2.76%	+3.08%	8/9/2026	Charlotte	Multi	$222,786 / unit	78%	3
106	Senior Loan	8/27/2021	79	78	78	+4.10%	+4.35%	9/9/2026	Diversified - US	Hospitality	$116,059 / key	67%	3
107	Senior Loan	11/23/2021	92	77	77	+2.85%	+3.17%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
108	Senior Loan(4)	12/30/2021	228	73	14	+4.00%	+5.07%	1/9/2028	Los Angeles	Multi	$209,770 / unit	50%	3
109	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$212,382 / unit	77%	2
110	Senior Loan	8/14/2019	70	70	70	+2.56%	+2.80%	9/9/2024	Los Angeles	Office	$684 / sqft	57%	3
111	Senior Loan	8/17/2022	78	70	70	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$109 / sqft	72%	3
112	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
113	Senior Loan	8/16/2022	68	67	66	+4.75%	+5.19%	8/16/2027	London - UK	Hospitality	$494,061 / key	64%	3
114	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
115	Senior Loan	7/30/2021	67	65	65	+2.61%	+2.87%	8/9/2026	Los Angeles	Multi	$169,297 / unit	70%	2
116	Senior Loan	3/31/2022	70	65	64	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$141,534 / unit	71%	3
117	Senior Loan	12/17/2021	66	65	65	+4.35%	+4.42%	1/9/2026	Diversified - US	Other	$4,886 / unit	37%	1
118	Senior Loan	3/31/2021	62	62	62	+4.14%	+4.45%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
119	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
120	Senior Loan	4/15/2021	66	61	61	+3.06%	+3.34%	5/9/2026	Austin	Office	$296 / sqft	73%	4

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	6/30/2021	$65	$61	$61	+2.95%	+3.23%	7/9/2026	Nashville	Office	$250 / sqft	71%	3
122	Senior Loan(4)	3/23/2020	59	59	12	+3.82%	+4.60%	4/9/2025	Nashville	Office	$90 / sqft	60%	1
123	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
124	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
125	Senior Loan	12/10/2020	61	56	56	+3.30%	+3.56%	1/9/2026	Fort Lauderdale	Office	$195 / sqft	68%	3
126	Senior Loan	11/11/2021	55	55	56	+6.07%	+6.81%	8/12/2026	London - UK	Hospitality	$197,559 / key	40%	3
127	Senior Loan	1/21/2022	68	55	55	+3.70%	+4.09%	2/9/2027	Denver	Office	$327 / sqft	65%	4
128	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
129	Senior Loan	8/22/2019	54	54	54	+2.66%	+2.89%	9/9/2024	Los Angeles	Office	$310 / sqft	63%	3
130	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.27%	1/9/2025	Diversified - US	Industrial	$40 / sqft	57%	1
131	Senior Loan	8/5/2021	57	53	53	+2.96%	+3.24%	8/9/2026	Denver	Office	$202 / sqft	70%	3
132	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
133	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
134	Senior Loan	2/1/2022	80	51	50	+4.50%	+6.37%	2/1/2027	Diversified - UK	Life Sciences	$391 / sqft	45%	3
135	Senior Loan	7/28/2021	53	50	50	+2.75%	+3.07%	8/9/2026	Los Angeles	Multi	$285,420 / unit	71%	3
136	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
137	Senior Loan	7/20/2021	48	48	48	+2.86%	+3.21%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
138	Senior Loan	10/21/2022	48	48	48	+4.14%	+4.51%	10/18/2027	Diversified - DEU	Industrial	$68 / sqft	74%	3
139	Senior Loan	4/7/2022	57	48	47	+3.25%	+3.54%	4/9/2027	Denver	Office	$140 / sqft	59%	3
140	Senior Loan	12/29/2021	47	47	46	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
141	Senior Loan	11/30/2016	55	46	46	+3.33%	+3.40%	12/9/2025	Chicago	Retail	$804 / sqft	54%	4
142	Senior Loan	7/30/2021	45	45	45	+2.75%	+2.86%	8/1/2026	Portland	Multi	$62,378 / unit	64%	3
143	Senior Loan	12/8/2021	48	43	43	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$140,343 / unit	69%	3
144	Senior Loan	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	2
145	Senior Loan	3/11/2014	41	41	41	1.50%	1.50%	11/9/2028	New York	Multi	$464,425 / unit	65%	5
146	Senior Loan	11/3/2021	41	41	41	+2.71%	+3.05%	11/9/2026	Washington, DC	Multi	$137,788 / unit	68%	2
147	Senior Loan	12/23/2021	42	41	41	+3.30%	+3.45%	1/1/2027	Dallas	Multi	$110,522 / unit	65%	3
148	Senior Loan	10/1/2019	38	38	38	+3.80%	+4.05%	10/9/2025	Atlanta	Hospitality	$216,005 / key	74%	3
149	Senior Loan	3/31/2022	42	37	37	+2.80%	+3.15%	4/9/2027	Las Vegas	Multi	$148,187 / unit	72%	3
150	Senior Loan	12/23/2021	36	36	36	+1.71%	+2.61%	11/15/2025	New York	Multi	$176,496 / unit	68%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 178	Senior Loan	Various	829	799	797	+3.11%	+3.57%	1.9 yrs	Various	Various	Various	62%	2.2
	CECL reserve				(577)
	Loans receivable, net		$27,783	$24,971	$23,210	+3.31%	+3.66%	2.4 yrs				64%	3.0

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
(4)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. The remaining 1% of our loans by total loan exposure earned a fixed rate of interest. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)This loan earns interest at a fixed rate. Cash coupon and all-in yield are expressed as a floating rate to include an interest rate swap we entered into that effectively converts the loan to a floating rate exposure.
(8)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 4.05% as of December 31, 2023.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
For information on financial reference rate reforms, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Reference Rate Reform” of this report and “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of this Annual Report on Form 10-K.
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2023, 99% of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, net of incentive fees, for the twelve-month period following December 31, 2023, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended December 31, 2023 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of December 31, 2023(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)(7)	$21,654,625	$86,619	$173,237	$(86,619)	$(173,237)
Floating rate liabilities(6)(8)	(18,343,890)	(73,576)	(147,151)	73,576	147,151
Net exposure	$3,310,735	$13,043	$26,086	$(13,043)	$(26,086)

(1)Reflects the USD equivalent value of floating rate assets and liabilities denominated in foreign currencies.
(2)Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 14 to our consolidated financial statements for additional details of our incentive fee calculation.
(3)Excludes income from loans accounted for under the cost-recovery method.
(4)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(5)Excludes $1.6 billion of floating rate loans accounted for under the cost-recovery method.
(6)Excludes $1.1 billion of non-consolidated senior interests and $337.7 million of loan participations sold, as of December 31, 2023. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(7)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(8)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and Term Loans.
Investment Portfolio Value
As of December 31, 2023, 99% of our portfolio earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. As of December 31, 2023, the remaining 1% of our portfolio earned a fixed rate of interest and as such, the values of such loans are sensitive to changes in interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest or other structural protections. As of December 31, 2023, 97% of our performing loans have interest rate caps with a weighted-average strike price of 3.3% or interest guarantees. During the year ended December 31, 2023, interest rate caps on $14.7 billion of loans, with a 3.1% weighted-average strike price, expired and 93% were replaced with new interest rate caps, with a weighted-average strike price of 3.7%, or interest guarantees.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV of 63.6%, excluding any junior participations sold, as of December 31, 2023 reflects significant equity value that we expect our sponsors will be motivated to protect through periods of cyclical disruption. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of December 31, 2023, we had an aggregate $417.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of December 31, 2023.
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
The year ended December 31, 2023 has been characterized by continued volatility in global markets, driven by investor concerns over inflation, rising interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions. Events affecting financial institutions during the year also contributed to volatility in global markets and diminished liquidity and credit availability.
During 2023, inflation began to moderate as a result of the monetary policy tightening actions taken by central banks, including raising interest rates. While it is anticipated that central banks may begin to lower interest rates in 2024, interest rates may remain at or near recent highs, which creates further uncertainty for the economy and for our borrowers. Although our business model is such that higher interest rates will, all else equal, correlate to higher net income, interest rates remaining elevated for an extended period of time may adversely affect our existing borrowers and lead to non-performance, as higher costs may dampen consumer spending and slow corporate profit growth, which may negatively impact the collateral underlying certain of our loans. Additionally, higher interest rates could adversely affect commercial real estate property values. It remains difficult to predict the full impact of recent events and any future changes in interest rates or inflation.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of December 31, 2023.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2023
	GBP	EUR	All Other(2)
Foreign currency assets	£2,790,247	€2,569,672	$2,124,007
Foreign currency liabilities	(2,084,493)	(1,887,172)	(1,659,790)
Foreign currency contracts – notional	(696,919)	(673,644)	(457,035)
Net exposure to exchange rate fluctuations	£8,835	€8,856	$7,182
Net exposure to exchange rate fluctuations in USD(1)	$11,249	$9,776	$7,182

(1)Represents the U.S. Dollar equivalent as of December 31, 2023.
(2)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.

	December 31, 2022
	EUR	GBP	All Other(2)
Foreign currency assets	€2,825,694	£2,827,531	$2,138,380
Foreign currency liabilities	(2,080,867)	(2,120,269)	(1,614,464)
Foreign currency contracts – notional	(722,311)	(690,912)	(515,512)
Net exposure to exchange rate fluctuations	€22,516	£16,350	$8,404
Net exposure to exchange rate fluctuations in USD(1)	$24,102	$19,756	$8,404

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
Blackstone Mortgage Trust’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2023, was effective.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2023, which is included herein.
ITEM 9B.OTHER INFORMATION
Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., formerly “Atlantia S.p.A.,” which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	359,464	(2)	$—	7,754,648
Equity compensation plans not approved by security holders(3)	—		—	—
Total	359,464		$—	7,754,648

(1)The number of securities remaining for future issuances consists of an aggregate 7,754,648 shares issuable under our stock incentive plan and our manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.
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
The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 29, 2024 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3.2
Seventh Amended and Restated Bylaws of Blackstone Mortgage Trust, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on April 21, 2023 and incorporated herein by reference

4.1
Description of Securities of Blackstone Mortgage Trust, Inc. (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 8, 2023 and incorporated herein by reference)

4.2
Indenture, dated as of November 25, 2013, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on November 25, 2013 and incorporated herein by reference)

4.3
Fourth Supplemental Indenture, dated March 29, 2022, between Blackstone Mortgage Trust, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 1-14788) filed on March 29, 2022 and incorporated herein by reference)

4.4	Form of 5.50% Convertible Senior Notes due 2027 (included as Exhibit A in Exhibit 4.3)

4.5
Indenture, dated October 5, 2021, among Blackstone Mortgage Trust, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

4.6		Form of 3.750% Senior Secured Notes due 2027 (included as Exhibit B to Exhibit 4.5)

4.7
Pledge and Security Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., the other grantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

4.8
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
Form of Non-Employee Director Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. 2018 Stock Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (filed No. 1-14788) filed on July 27, 2022 and incorporated herein by reference).

10.10	+
Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2022 and incorporated herein by reference)

10.11	*+	Summary of Terms of Awards of Deferred Stock Units under Blackstone Mortgage Trust, Inc. Stock Incentive Plan

10.12	+
Blackstone Mortgage Trust, Inc. Manager Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on June 17, 2022 and incorporated herein by reference)

10.13	+
Form of Non-Employee Director Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference

10.14	+
Form of Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference

10.15	+
Form of Restricted Stock Award Agreement of Blackstone Mortgage Trust, Inc. Manager Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporate herein by reference

10.16	+	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.17
Fifth Amended and Restated Master Repurchase Agreement, dated as of April 16, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File NO. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.18
First Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of August 26, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2021 and incorporated herein by reference)

10.19
Second Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 24, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 9, 2022 and incorporated herein by reference)

10.20
Third Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of May 25, 2022, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10 Q (File No. 1-4788) filed on July 27, 2022 and incorporated herein by reference)

10.21
Fourth Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of January 24, 2023, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q (File No. 1-4788) filed on April 26, 2023 and incorporated herein by reference)

10.22
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.23
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.24
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.25
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.26
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.27
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.28
Sixth Amendment to Limited Guaranty, dated as of April 16, 2021, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.29
Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.30
Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.31
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.32
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.33
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.34
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.35
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.36
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference

10.37
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference

10.38
Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.39
Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.40
Amendment No. 10 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 13, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.41
Amendment No. 11 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 23, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.42
Amendment No. 12 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2020, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.43
Amendment No. 13 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 12, 2021, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.44
Amendment No. 14 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 27, 2022 and incorporated herein by reference)

10.45
Amendment No. 15 to Amended and Restated Master Repurchase and Securities Contract, dated as of June 29, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.46
Amendment No. 16 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2023, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2023 and incorporated herein by reference)

10.47
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.48
Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.49
Term Loan Credit Agreement, dated as of April 23, 2019, among Blackstone Mortgage Trust, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank Plc, Deutsche Bank Securities Inc. and Blackstone Advisory Partners LP, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.50
First Amendment to Term Loan Credit Agreement, dated as of November 19, 2019, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.51
Second Amendment to Term Loan Credit Agreement, dated as of May 20, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.52
Third Amendment to Term Loan Credit Agreement, dated as of June 11, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.53
Fourth Amendment to Term Loan Credit Agreement, dated as of February 19, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.54
Fifth Amendment to Term Loan Credit Agreement, dated as of June 21, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.55
Sixth Amendment to Term Loan Credit Agreement, dated as of May 9, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.56
Seventh Amendment to Term Loan Credit Agreement, dated as of November 4, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K (File No. 1-14788) filed on February 8, 2023 and incorporated herein by reference)

10.57
Eighth Amendment to Term Loan Credit Agreement, dated as of June 7, 2023, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2023 and incorporated herein by reference)

10.58
Loan Guaranty, entered into as of April 23, 2019, by and among the subsidiary guarantors and other persons from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.59
Pledge and Security Agreement, entered into as of April 23, 2019, by and among Blackstone Mortgage Trust, Inc., the grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.60
Master Repurchase Agreement, dated as of May 31, 2022, by and between Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, Gloss Finco 1, LLC and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference

10.61
First Amendment to Master Repurchase Agreement, dated as of August 22, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 26, 2022 and incorporated herein by reference)

10.62
Second Amendment to Master Repurchase Agreement, dated as of December 23, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K (File No. 1-14788) filed on February 8, 2023 and incorporated herein by reference)

10.63
Third Amendment to Master Repurchase Agreement, dated as of May 31, 2023, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2023 and incorporated herein by reference)

10.64	*
Fourth Amendment to Master Repurchase Agreement, dated as of November 22, 2023, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC

10.65
Guaranty, dated as of May 31, 2022, made by Blackstone Mortgage Trust, Inc., for the benefit of Parlex 3 USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company and Parlex 3A SEK IE Issuer Designated Activity Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	*+	Incentive Compensation Clawback Policy

99.1	*	Section 13(r) Disclosure

101.INS	++	XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	++	Inline XBRL Taxonomy Extension Schema Document

101.CAL	++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This document has been identified as a management contract or compensatory plan or arrangement.
++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise
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

BLACKSTONE MORTGAGE TRUST, INC.

February 14, 2024	By:	/s/ Katharine A. Keenan
Date		Katharine A. Keenan Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 14, 2024	/s/ Timothy S. Johnson
Date	Timothy S. Johnson, Chairperson of the Board of Directors

February 14, 2024	/s/ Katharine A. Keenan
Date	Katharine A. Keenan Chief Executive Officer and Director (Principal Executive Officer)

February 14, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

February 14, 2024	/s/ Leonard W. Cotton
Date	Leonard W. Cotton, Director

February 14, 2024	/s/ Thomas E. Dobrowksi
Date	Thomas E. Dobrowski, Director

February 14, 2024	/s/ Nnenna J. Lynch
Date	Nnenna J. Lynch, Director

February 14, 2024	/s/ Michael B. Nash
Date	Michael B. Nash, Director

February 14, 2024	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

February 14, 2024	/s/ Gilda Perez-Alvarado
Date	Gilda Perez-Alvarado, Director

February 14, 2024	/s/ Jonathan L. Pollack
Date	Jonathan L. Pollack, Director

February 14, 2024	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

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
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
February 14, 2024
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$350,014	$291,340
Loans receivable	23,787,012	25,017,880
Current expected credit loss reserve	(576,936)	(326,137)
Loans receivable, net	23,210,076	24,691,743
Other assets	476,088	370,902
Total Assets	$24,036,178	$25,353,985
Liabilities and Equity
Secured debt, net	$12,683,095	$13,528,164
Securitized debt obligations, net	2,505,417	2,664,010
Asset-specific debt, net	1,000,210	942,503
Loan participations sold, net	337,179	224,232
Term loans, net	2,101,632	2,114,549
Senior secured notes, net	362,763	395,166
Convertible notes, net	295,847	514,257
Other liabilities	362,531	426,904
Total Liabilities	19,648,674	20,809,785
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 173,209,933 and 171,695,985 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,732	1,717
Additional paid-in capital	5,507,459	5,475,804
Accumulated other comprehensive income	9,454	10,022
Accumulated deficit	(1,150,934)	(968,749)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,367,711	4,518,794
Non-controlling interests	19,793	25,406
Total Equity	4,387,504	4,544,200
Total Liabilities and Equity	$24,036,178	$25,353,985

Note: The consolidated balance sheets as of December 31, 2023 and 2022 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2023 and 2022, assets of the consolidated VIEs totaled $3.0 billion and $3.2 billion, respectively, and liabilities of the consolidated VIEs totaled $2.5 billion and $2.7 billion, respectively. Refer to Note 18 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Income from loans and other investments
Interest and related income	$2,037,621	$1,338,954	$854,690
Less: Interest and related expenses	1,366,956	710,904	340,223
Income from loans and other investments, net	670,665	628,050	514,467
Other expenses
Management and incentive fees	119,089	110,292	88,467
General and administrative expenses	51,143	52,193	43,168
Total other expenses	170,232	162,485	131,635
(Increase) decrease in current expected credit loss reserve	(249,790)	(211,505)	39,864
Gain on extinguishment of debt	4,616	—	—
Income before income taxes	255,259	254,060	422,696
Income tax provision	5,362	3,003	423
Net income	249,897	251,057	422,273
Net income attributable to non-controlling interests	(3,342)	(2,415)	(3,080)
Net income attributable to Blackstone Mortgage Trust, Inc.	$246,555	$248,642	$419,193

Net income per share of common stock basic and diluted	$1.43	$1.46	$2.77
Weighted-average shares of common stock outstanding, basic and diluted	172,672,038	170,631,410	151,521,941
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$249,897	$251,057	$422,273
Other comprehensive (loss) income
Unrealized gain (loss) on foreign currency translation	75,339	(171,652)	(84,470)
Realized and unrealized (loss) gain on derivative financial instruments	(75,907)	173,366	81,608
Other comprehensive (loss) income	(568)	1,714	(2,862)
Comprehensive income	249,329	252,771	419,411
Comprehensive income attributable to non-controlling interests	(3,342)	(2,415)	(3,080)
Comprehensive income attributable to Blackstone Mortgage Trust, Inc.	$245,987	$250,356	$416,331
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2020	$1,468	$4,702,713	$11,170	$(829,284)	$3,886,067	$18,164	$3,904,231
Shares of class A common stock issued, net	202	637,802	—	—	638,004	—	638,004
Restricted class A common stock earned	12	31,040	—	—	31,052	—	31,052
Dividends reinvested	—	879	—	—	879	—	879
Deferred directors’ compensation	—	595	—	—	595	—	595
Net income	—	—	—	419,193	419,193	3,080	422,273
Other comprehensive loss	—	—	(2,862)		(2,862)	—	(2,862)
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(384,741)	(384,741)	—	(384,741)
Contributions from non-controlling interests	—	—	—	—	—	55,912	55,912
Distributions to non-controlling interests	—	—	—	—	—	(46,632)	(46,632)
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	23	70,628	—	—	70,651	—	70,651
Restricted class A common stock earned	12	32,712	—	—	32,724	—	32,724
Dividends reinvested	—	1,176	—	—	1,176	—	1,176
Deferred directors’ compensation	—	690	—	—	690	—	690
Net income	—	—	—	248,642	248,642	2,415	251,057
Other comprehensive income	—	—	1,714		1,714	—	1,714
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(424,513)	(424,513)	—	(424,513)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(12,573)	(12,573)
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	15	29,960	—	—	29,975	—	29,975
Dividends reinvested	—	1,015	—	—	1,015	—	1,015
Deferred directors’ compensation	—	680	—	—	680	—	680
Net income	—	—	—	246,555	246,555	3,342	249,897
Other comprehensive loss	—	—	(568)	—	(568)	—	(568)
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(428,740)	(428,740)	—	(428,740)
Distributions to non-controlling interests	—	—	—	—	—	(8,955)	(8,955)
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net income	$249,897	$251,057	$422,273
Adjustments to reconcile net income to net cash provided by operating activities
Non-cash compensation expense	30,655	33,414	31,647
Amortization of deferred fees on loans and debt securities	(78,428)	(81,748)	(68,905)
Amortization of deferred financing costs and premiums/discounts on debt obligations	54,264	50,020	41,002
Payment-in-kind interest, net of interest received	(2,865)	—	—
Increase (decrease) in current expected credit loss reserve	249,790	211,505	(39,864)
Gain on extinguishment of debt	(4,616)	—	—
Unrealized gain on assets denominated in foreign currencies, net	—	(31)	(6,866)
Unrealized loss (gain) on derivative financial instruments, net	2,769	(4,339)	(3,934)
Realized (gain) loss on derivative financial instruments, net	(28,202)	(15,609)	3,890
Changes in assets and liabilities, net
Other assets	(20,666)	(106,372)	(21,616)
Other liabilities	6,243	58,928	24,856
Net cash provided by operating activities	458,841	396,825	382,483
Cash flows from investing activities
Principal fundings of loans receivable	(1,344,130)	(6,810,218)	(12,550,463)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable and debt securities	2,840,467	3,254,595	6,730,339
Origination and other fees received on loans receivable	17,992	74,930	143,002
Payments under derivative financial instruments	(233,544)	(23,057)	(77,772)
Receipts under derivative financial instruments	163,682	353,325	76,383
Collateral deposited under derivative agreements	(352,120)	(217,220)	(109,670)
Return of collateral deposited under derivative agreements	351,730	114,110	160,720
Net cash provided by (used in) investing activities	1,444,077	(3,253,535)	(5,627,461)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from financing activities
Borrowings under secured debt	$1,636,899	$5,282,882	$12,475,664
Repayments under secured debt	(2,742,450)	(3,578,806)	(7,801,330)
Proceeds from issuance of securitized debt obligations	—	—	803,750
Repayments of securitized debt obligations	(166,027)	(182,084)	(888,763)
Borrowings under asset-specific debt	292,019	770,665	272,065
Repayments under asset-specific debt	(239,037)	(208,644)	(271,065)
Proceeds from sale of loan participations	100,692	245,278	—
Net proceeds from term loan borrowings	—	807,750	298,500
Repayments of term loans	(21,997)	(17,053)	(13,495)
Proceeds from issuance of senior secured notes	—	—	400,000
Repurchases of senior secured notes	(28,945)	—	—
Net proceeds from issuance of convertible notes	—	294,000	—
Repayment of convertible notes	(220,000)	(402,500)	—
Payment of deferred financing costs	(23,215)	(45,996)	(43,725)
Contributions from non-controlling interests	—	5,040	55,912
Distributions to non-controlling interests	(8,955)	(12,573)	(46,632)
Net proceeds from issuance of class A common stock	—	70,651	638,005
Dividends paid on class A common stock	(426,927)	(421,386)	(370,662)
Net cash (used in) provided by financing activities	(1,847,943)	2,607,224	5,508,224
Net increase (decrease) in cash and cash equivalents	54,975	(249,486)	263,246
Cash and cash equivalents at beginning of year	291,340	551,154	289,970
Effects of currency translation on cash and cash equivalents	3,699	(10,328)	(2,062)
Cash and cash equivalents at end of year	$350,014	$291,340	$551,154
Supplemental disclosure of cash flows information
Payments of interest	$(1,292,958)	$(608,259)	$(287,715)
Payments of income taxes	$(6,668)	$(676)	$73
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(107,390)	$(106,455)	$(104,271)
Loan principal payments held by servicer, net	$48,287	$7,425	$17,528
See accompanying notes to consolidated financial statements.

1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing CLOs or single-asset securitizations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both December 31, 2023 and 2022, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $640.6 million and $459.6 million as of December 31, 2023 and 2022, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
Loans Receivable
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost.
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans included in our consolidated balance sheets. Changes to the CECL reserves are recognized through net income on our consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which consists of loans that share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
since January 1, 1999 through November 30, 2023. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
The CECL reserves are measured on a collective basis wherever similar risk characteristics exist within a pool of similar assets. We have identified the following pools and measure the reserve for credit losses using the following methods:
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
•Impaired Loans: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserves by applying the practical expedient for collateral dependent loans. The CECL reserves are assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge-off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
Contractual Term and Unfunded Loan Commitments
Expected credit losses are estimated over the contractual term of each loan, adjusted for expected repayments. As part of our quarterly review of our loan portfolio, we assess the expected repayment date of each loan, which is used to determine the contractual term for purposes of computing our CECL reserves.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2023.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
As of December 31, 2023, we had an aggregate $417.7 million asset-specific CECL reserve related to 13 of our loans receivable with an aggregate amortized cost basis of $1.9 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of December 31, 2023. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of these loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 5.25% to 8.00%, and the unlevered discount rate, which ranged from 7.28% to 11.00%.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
In March 2022, the FASB issued ASU, 2022-02 “Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures,” or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancings and restructurings in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. The adoption of ASU 2022-02 on January 1, 2023 did not have a material impact on our consolidated financial statements.
Reference Rate Reform
LIBOR and certain other floating rate benchmark indices have been the subject of national, international and regulatory guidance and proposals for reform or replacement. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee composed of large U.S. financial institutions, identified SOFR, an index calculated using short-term repurchase agreements backed by U.S. Treasury securities, as its preferred alternative rate for USD LIBOR. As of December 31, 2023, all of our floating rate loans and related financings have transitioned to the applicable replacement benchmark rate, or reference a benchmark rate that is not expected to be replaced.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2023	December 31, 2022
Number of loans	178	203
Principal balance	$23,923,719	$25,160,343
Net book value	$23,210,076	$24,691,743
Unfunded loan commitments(1)	$2,430,664	$3,806,153
Weighted-average cash coupon(2)	+ 3.37%	+ 3.44%
Weighted-average all-in yield(2)	+ 3.71%	+ 3.84%
Weighted-average maximum maturity (years)(3)	2.4	3.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of December 31, 2023 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR, and the remaining 1% of our loans earned a fixed rate of interest. As of December 31, 2022, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and USD LIBOR. Floating rate exposure as of December 31, 2023 includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of December 31, 2023, 14% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty. As of December 31, 2022, 50% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 50% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the index rate floors for our loans receivable portfolio as of December 31, 2023 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$327,643	$—	$327,643
0.00% or no floor(2)	4,292,620	7,066,714	11,359,334
0.01% to 1.00% floor	6,683,636	810,979	7,494,615
1.01% to 2.00% floor	2,437,844	295,384	2,733,228
2.01% to 3.00% floor	1,334,636	—	1,334,636
3.01% or more floor	478,007	196,256	674,263
Total(3)	$15,554,386	$8,369,333	$23,923,719

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(3)As of December 31, 2023, the weighted-average index rate floor of our loans receivable principal balance was 0.56%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.00%. As of December 31, 2022, the weighted-average index rate floor of our loans receivable principal balance was 0.36%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 0.64%.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2021	$22,156,437	$(153,420)	$22,003,017
Loan fundings	6,810,218	—	6,810,218
Loan repayments and sales proceeds	(3,168,155)	—	(3,168,155)
Unrealized (loss) gain on foreign currency translation	(638,157)	5,255	(632,902)
Deferred fees and other items	—	(74,930)	(74,930)
Amortization of fees and other items	—	80,632	80,632
Loans Receivable, as of December 31, 2022	$25,160,343	$(142,463)	$25,017,880
Loan fundings	1,344,130	—	1,344,130
Loan repayments, sales, and cost-recovery proceeds	(2,871,423)	(52,978)	(2,924,401)
Payment-in-kind interest, net of interest received	2,865	—	2,865
Unrealized gain (loss) on foreign currency translation	287,804	(1,702)	286,102
Deferred fees and other items	—	(17,992)	(17,992)
Amortization of fees and other items	—	78,428	78,428
Loans Receivable, as of December 31, 2023	$23,923,719	$(136,707)	$23,787,012
CECL reserve			(576,936)
Loans Receivable, net, as of December 31, 2023			$23,210,076

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2023
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	54	$9,253,609	$10,072,963	$7,956,472	36%
Multifamily	73	5,876,128	5,997,886	5,756,192	26
Hospitality	23	4,161,525	4,194,588	3,804,091	17
Industrial	12	2,189,808	2,201,497	2,190,914	10
Retail	6	814,241	834,825	785,573	4
Life Sciences / Studio	4	385,098	561,517	384,219	2
Other	6	1,106,603	1,107,752	1,074,527	5
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988	100%
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	65	$5,658,172	$5,786,395	$5,402,732	25%
Northeast	30	5,386,940	5,426,951	4,340,660	20
West	31	3,088,644	4,108,074	2,910,559	13
Midwest	9	944,132	945,222	913,973	4
Northwest	6	382,591	385,978	383,382	2
Subtotal	141	15,460,479	16,652,620	13,951,306	64
International
United Kingdom	20	3,470,120	3,439,678	3,181,489	14
Australia	5	1,429,144	1,437,870	1,432,146	7
Ireland	3	1,191,068	1,197,337	1,188,554	5
Spain	3	1,117,790	1,120,375	1,078,811	5
Sweden	1	474,262	476,718	476,281	2
Other Europe	5	644,149	646,430	643,401	3
Subtotal	37	8,326,533	8,318,408	8,000,682	36
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988	100%
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,101	$811,217	$763,223
2	36	6,143,184	6,618,319	5,095,395
3	99	12,277,518	12,573,282	11,964,620
4	15	2,725,930	3,036,837	2,668,025
5	13	1,877,279	1,931,373	1,460,725
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

	December 31, 2022
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	17	$1,403,185	$1,428,232	$1,170,725
2	36	5,880,424	6,562,852	5,292,933
3	134	14,128,133	15,209,018	13,826,730
4	11	2,677,027	2,680,145	2,628,539
5	5	929,111	930,034	740,256
Total loans receivable	203	$25,017,880	$26,810,281	$23,659,183
CECL reserve		(326,137)
Loans receivable, net		$24,691,743

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements, (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. As of December 31, 2022, total loan exposure, includes (i) loans with an outstanding principal balance of $25.2 billion that are included in our consolidated financial statements and (ii) $1.6 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2023, which is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our net loan exposure as of December 31, 2022 is our total loan exposure net of (i) $1.6 billion of non-consolidated senior interests, (ii) $950.3 million of asset-specific debt, (iii) $224.7 million of senior loan participations sold, and (iv) our total loans receivable CECL reserve of $326.1 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0 and 2.9 as of December 31, 2023 and 2022, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the year ended December 31, 2023 and 2022 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase in CECL reserves	10,455	9,041	3,411	227,892	250,799
CECL reserves as of December 31, 2023	78,335	31,560	49,371	417,670	576,936

CECL reserves as of December 31, 2021	$26,885	$10,263	$32,657	$54,874	$124,679
Increase in CECL reserves	40,995	12,256	13,303	134,904	201,458
CECL reserves as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137

(1) Includes Canadian loans, which have similar risk characteristics as U.S. loans.
During the year ended December 31, 2023, we recorded an aggregate increase of $250.8 million in the CECL reserves against our loans receivable portfolio, bringing our total loans receivable CECL reserve to $576.9 million as of December 31, 2023. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions.
During the three months ended December 31, 2023, we recorded an aggregate net increase of $95.1 million in the asset-specific CECL reserve related to our impaired loans. The increase was primarily driven by three additional loans that were impaired during the three months ended December 31, 2023. As of December 31, 2023, the income accrual was suspended on these loans as recovery of income and principal was doubtful. During the three months ended December 31, 2023, we recorded $5.9 million of interest income on these three loans.
As of December 31, 2023, we had an aggregate $417.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of December 31, 2023. No income was recorded on our impaired loans subsequent to determining that they were impaired. As of December 31, 2023, one of these loans with an amortized cost basis of $140.0 million, was past its current maturity date. This loan was less than 30 days past due on its interest payment and had a risk rating of “5”. As of December 31, 2023, all other borrowers were compliant with the contractual terms of each respective loan, including any required payment of interest. During the year ended December 31, 2023, we received an aggregate $53.0 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.
As of December 31, 2022, we had a $189.8 million CECL reserve specifically related to five of our loans receivable, with an amortized cost basis of $929.1 million. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of December 31, 2023 and 2022, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2023
Risk Rating	2023	2022	2021	2020	2019	Prior	Total
U.S. loans
1	$—	$172,575	$443,739	$39,877	$52,939	$53,971	$763,101
2	—	195,755	1,883,162	32,179	200,917	1,438,175	3,750,188
3	—	1,870,610	3,730,842	613,688	380,726	359,257	6,955,123
4	—	317,665	924,070	—	193,168	679,885	2,114,788
5	—	—	—	—	—	—	—
Total U.S. loans	$—	$2,556,605	$6,981,813	$685,744	$827,750	$2,531,288	$13,583,200
Non-U.S. loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	1,034,196	1,230,762	93,423	34,615	—	2,392,996
3	—	643,018	1,084,137	—	2,249,931	—	3,977,086
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$1,677,214	$2,314,899	$93,423	$2,284,546	$—	$6,370,082
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	894,599	—	—	264,457	186,253	1,345,309
4	—	—	—	—	—	611,142	611,142
5	—	—	—	—	—	—	—
Total unique loans	$—	$894,599	$—	$—	$264,457	$797,395	$1,956,451
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	508,264	140,000	—	1,229,015	1,877,279
Total impaired loans	$—	$—	$508,264	$140,000	$—	$1,229,015	$1,877,279
Total loans receivable
1	$—	$172,575	$443,739	$39,877	$52,939	$53,971	$763,101
2	—	1,229,951	3,113,924	125,602	235,532	1,438,175	6,143,184
3	—	3,408,227	4,814,979	613,688	2,895,114	545,510	12,277,518
4	—	317,665	924,070	—	193,168	1,291,027	2,725,930
5	—	—	508,264	140,000	—	1,229,015	1,877,279
Total loans receivable	$—	$5,128,418	$9,804,976	$919,167	$3,376,753	$4,557,698	$23,787,012
CECL reserve							(576,936)
Loans receivable, net							$23,210,076

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Modifications Pursuant to ASC 326
During the year ended December 31, 2023, we entered into five loan modifications that require disclosure pursuant to ASC 326. Four of these loans were collateralized by office assets and one was collateralized by a hospitality asset.
Three of the loan modifications included other-than-insignificant payment delays, specifically the option to pay interest in-kind. For one of the loans the maximum maturity date was extended by one year, the borrower contributed $2.0 million of additional reserves, and the interest rate increased by 5.11%. The second modification included an additional 4.00% exit fee. The third modification included an additional 2.00% exit fee and the interest rate increased by 2.00%. As of December 31, 2023, the aggregate amortized cost basis of these loans was $546.3 million, or 2.3% of our aggregate loans receivable portfolio, with an aggregate $10.0 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of December 31, 2023, had risk ratings of “5” as of December 31, 2023, and have asset-specific CECL reserves.
The other two loan modifications included a combination of changes to the contractual terms of the loans, including term extensions, other-than-insignificant payment delays, and/or interest rate reductions. The first loan modification included a term extension of 19 months, a rate reduction of 2.74% and conversion to fixed rate, with a portion of the interest paid in-kind. The borrower repaid $4.9 million of the loan at the time of modification, with an additional $2.5 million of repayment due during the initial maturity period. The second loan modification included a term extension of 4.5 years, a rate increase of 8.50% with interest paid in-kind, a borrower contribution of $2.0 million of additional reserves, and a $50.0 million increase in our total loan commitment. As of December 31, 2023, the aggregate amortized cost basis of these loans was $434.5 million, or 1.8% of our aggregate loans receivable portfolio, with an aggregate $40.0 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of December 31, 2023. As of December 31, 2023, one of these loans had a risk rating of “4”, and its modified terms were included in the determination of our general CECL reserve, and the other loan had a risk rating of “5” and has an asset-specific CECL reserve.
Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of December 31, 2023, all of our loans with a risk rating of “5” are accounted for using the cost-recovery method and no income has been recorded on such loans subsequent to determining that they were impaired.
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2023 and 2022, our Multifamily Joint Venture held $612.9 million and $795.6 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	December 31, 2023	December 31, 2022
Accrued interest receivable	$214,835	$189,569
Loan portfolio payments held by servicer(1)	152,423	68,489
Collateral deposited under derivative agreements	103,500	103,110
Accounts receivable and other assets	2,420	1,318
Derivative assets	1,890	7,349
Prepaid expenses	1,020	1,067
Total	$476,088	$370,902

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2023	December 31, 2022
Accrued dividends payable	$107,390	$106,455
Accrued interest payable	97,820	80,263
Derivative liabilities	94,817	119,665
Accrued management and incentive fees payable	26,342	33,830
Current expected credit loss reserves for unfunded loan commitments(1)	15,371	16,380
Secured debt repayments pending servicer remittance(2)	13,526	60,585
Accounts payable and other liabilities	7,265	9,726
Total	$362,531	$426,904

(1)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of December 31, 2023, we had aggregate unfunded commitments of $2.4 billion related to 99 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 20 for further discussion of our unfunded loan commitments. The following table presents the activity in the CECL reserves related to our unfunded loan commitments by investment pool for the year ended December 31, 2023 and 2022 ($ in thousands):

	U.S. Loans	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
CECL reserves as of December 31, 2022	$11,748	$4,632	$—	$—	$16,380
Decrease in CECL reserves	(693)	(316)	—	—	(1,009)
CECL reserves as of December 31, 2023	$11,055	$4,316	$—	$—	$15,371

CECL reserves as of December 31, 2021	$4,072	$2,191	$—	$—	$6,263
Increase in CECL reserves	7,676	2,441	—	—	10,117
CECL reserves as of December 31, 2022	$11,748	$4,632	$—	$—	$16,380

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
5. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the year ended December 31, 2023, we obtained approval for $112.1 million of new borrowings against $141.9 million of collateral assets. During the year ended December 31, 2022, we obtained approval for $4.6 billion of new borrowings against $5.9 billion of collateral assets. The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2023	December 31, 2022
Secured credit facilities	$12,697,058	$13,549,748
Acquisition facility	—	—
Total secured debt	$12,697,058	$13,549,748
Deferred financing costs(1)	(13,963)	(21,584)
Net book value of secured debt	$12,683,095	$13,528,164

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
The following table details our secured credit facilities by spread over the applicable base rates as of December 31, 2023 ($ in thousands):

December 31, 2023
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$6,643,853	June 2026	125	$10,584,023	June 2026	35%	25% - 100%
GBP	7	2,337,852	June 2026	19	3,143,684	August 2026	27%	25% - 50%
EUR	7	2,068,449	September 2025	11	2,786,896	September 2025	41%	25% - 100%
Others(5)	4	1,646,904	July 2027	7	2,079,715	July 2027	25%	25%
Total	15	$12,697,058	June 2026	162	$18,594,318	June 2026	33%	25% - 100%

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
(5)Includes Australian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.

The availability of funding under our secured credit facilities is based on the amount of approved collateral, which collateral is proposed by us in our discretion and approved by the respective counterparty in its discretion, resulting in a mutually agreed collateral portfolio construction. Certain structural elements of our secured credit facilities, including the

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
limitation on recourse to us and facility economics, are influenced by the specific collateral portfolio construction of each facility, and therefore vary within and among the facilities.

The following tables detail the spread of our secured debt as of December 31, 2023 and 2022 ($ in thousands):

	Year Ended December 31, 2023	December 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,647,848	+1.53%	$8,341,383	+3.24%	+1.71%
+ 1.51% to + 1.75%	—	2,679,699	+1.82%	3,723,365	+3.49%	+1.67%
+ 1.76% to + 2.00%	42,908	1,850,809	+2.11%	2,913,067	+3.92%	+1.81%
+ 2.01% or more	70,845	2,518,702	+2.64%	3,616,503	+4.30%	+1.66%
Total	$113,753	$12,697,058	+1.89%	$18,594,318	+3.58%	+1.69%

	Year Ended December 31, 2022	December 31, 2022
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$1,329,508	$7,433,204	+1.53%	$10,465,647	+3.24%	+1.71%
+ 1.51% to + 1.75%	368,265	2,246,223	+1.88%	3,538,815	+3.73%	+1.85%
+ 1.76% to + 2.00%	405,723	1,514,541	+2.16%	2,483,240	+4.14%	+1.98%
+ 2.01% or more	1,246,650	2,355,780	+2.63%	3,207,088	+4.78%	+2.15%
Total	$3,350,146	$13,549,748	+1.85%	$19,694,790	+3.70%	+1.85%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, USD LIBOR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents borrowings outstanding as of December 31, 2023 and 2022 for new financings closed during the year ended December 31, 2023 and year ended December 31, 2022, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery method.
(4)Represents the weighted-average all-in cost as of December 31, 2023 and 2022, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of December 31, 2023, there was an aggregate $1.3 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We have a $100.0 million full recourse secured credit facility that is designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility is variable, dependent on the type of loan collateral, and its maturity date is April 3, 2024.
During the year ended December 31, 2023, we had no borrowings under the acquisition facility and we recorded interest expense of $722,000, including $233,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2022, we had no borrowings under the acquisition facility and we recorded interest expense of $1.2 million, including $333,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to December 31, 2023; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2023 and 2022, we were in compliance with these covenants.
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

	December 31, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$801,800	+ 1.70%	May 2038
Underlying Collateral Assets	26	1,000,000	1,000,000	+ 3.28%	December 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	714,352	714,352	+ 2.18%	November 2037
Underlying Collateral Assets	15	905,602	905,602	+ 2.87%	September 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	989,412	989,265	+ 1.57%	February 2038
Underlying Collateral Assets	15	1,246,287	1,246,287	+ 2.85%	October 2025
Total
Senior CLO Securities Outstanding(5)	3	$2,507,514	$2,505,417	+1.79%
Underlying Collateral Assets	56	$3,151,889	$3,151,889	+ 2.99%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over SOFR, which is the relevant floating benchmark rate for each securitized debt obligation. All-in yield excludes loans accounted for under the cost-recovery method.
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the year ended December 31, 2023, we recorded $171.4 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

	December 31, 2022
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$799,626	+ 1.57%	May 2038
Underlying Collateral Assets	30	1,000,000	1,000,000	+ 3.47%	May 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	808,750	806,757	+ 2.14%	November 2037
Underlying Collateral Assets	16	1,000,000	1,000,000	+ 3.25%	November 2024
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	1,061,041	1,057,627	+ 1.55%	February 2038
Underlying Collateral Assets	17	1,317,916	1,317,916	+ 3.42%	November 2024
Total
Senior CLO Securities Outstanding(4)	3	$2,673,541	$2,664,010	+1.73%
Underlying Collateral Assets	63	$3,317,916	$3,317,916	+3.38%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and USD LIBOR, as applicable to each securitized debt obligation. All-in yield excludes loans accounted for under the cost-recovery method.
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the year ended December 31, 2022, we recorded $87.6 million of interest expense related to our securitized debt obligations.
7. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	December 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,004,097	$1,000,210	+ 3.14%	March 2026
Collateral assets	2	$1,194,408	$1,186,559	+ 3.98%	March 2026

	December 31, 2022
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(22)	Wtd. Avg. Term(3)
Financing provided	4	$950,278	$942,503	+ 3.29%	January 2026
Collateral assets	4	$1,094,450	$1,081,035	+ 4.73%	January 2026

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(3)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our non-recourse, asset-specific debt is term-matched in each case to the corresponding collateral loans.

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

The following table details our loan participations sold ($ in thousands):

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$236,797	$236,499	+ 3.22%	March 2027
Total Loan	1	295,996	294,783	+ 4.86%	March 2027
Junior Participations
Loan Participation	2	$100,924	$100,680	+ 7.50%	February 2026
Total Loan	2	401,569	399,603	+ 4.75%	February 2026
Total
Loan Participation(4)	3	$337,721	$337,179
Total Loan	3	$697,565	$694,386

	December 31, 2022
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$224,744	$224,232	+ 3.22%	March 2027
Total Loan	1	280,930	278,843	+ 4.86%	March 2027
Total
Loan Participation(4)	1	$224,744	$224,232
Total Loan	1	$280,930	$278,843

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(3)The term is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower. Our loan participations sold are inherently non-recourse and term-matched to the corresponding loan.
(4)During the year ended December 31, 2023, we recorded $20.6 million of interest expense related to our loan participations sold. During the year ended December 31, 2022 we recorded $7.9 million of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
9. TERM LOANS, NET
As of December 31, 2023, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$910,852	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	410,942	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	813,427	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,135,221

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the year ended December 31, 2023, we recorded $181.1 million of interest expense related to our Term Loans, including $9.3 million of amortization of deferred fees and expenses.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	December 31, 2023	December 31, 2022
Face value	$2,135,221	$2,157,218
Deferred financing costs and unamortized discount	(33,589)	(42,669)
Net book value	$2,101,632	$2,114,549
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2023 and 2022, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
10. SENIOR SECURED NOTES, NET
As of December 31, 2023, the following senior secured notes, or Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$366,090	3.75%	4.02%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the year ended December 31, 2023, we recorded $15.7 million of interest expense related to our Senior Secured Notes, including $1.2 million of amortization of deferred fees and expenses.
During the year ended December 31, 2023, we repurchased an aggregate principal amount of $33.9 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.6 million during the year ended December 31, 2023. There was no repurchase activity during the year ended December 31, 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2023	December 31, 2022
Face value	$366,090	$400,000
Deferred financing costs	(3,327)	(4,834)
Net book value	$362,763	$395,166
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2023 and 2022, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
11. CONVERTIBLE NOTES, NET
During the year ended December 31, 2023, we repaid the aggregate $220.0 million principal amount of our 4.75% convertible senior notes due 2023 at maturity on March 15, 2023.
As of December 31, 2023, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022 convertible notes	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of December 31, 2023.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $21.27 on December 29, 2023, the last trading day in the year ended December 31, 2023, was less than the per share conversion price of the Convertible Notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2023	December 31, 2022
Face value	$300,000	$520,000
Deferred financing costs and unamortized discount	(4,153)	(5,743)
Net book value	$295,847	$514,257

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash coupon	$18,639	$28,859	$28,059
Discount and issuance cost amortization	1,589	2,853	3,486
Total interest expense	$20,228	$31,712	$31,545
Accrued interest payable for the Convertible Notes was $4.9 million and $7.9 million as of December 31, 2023 and 2022, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

December 31, 2023				December 31, 2022
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	973,246	Buy USD / Sell SEK Forward	2	kr	1,003,626
Buy USD / Sell GBP Forward	7		£696,919	Buy USD / Sell EUR Forward	8		€722,311
Buy USD / Sell EUR Forward	8		€673,644	Buy USD / Sell GBP Forward	6		£690,912
Buy USD / Sell AUD Forward	10	A$	471,989	Buy USD / Sell AUD Forward	8	A$	541,813
Buy USD / Sell DKK Forward	2	kr.	195,674	Buy USD / Sell DKK Forward	3	kr.	195,019
Buy USD / Sell CHF Forward	4	CHF	8,352	Buy USD / Sell CAD Forward	2	C$	22,187
				Buy USD / Sell CHF Forward	2	CHF	5,263

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

December 31, 2023				December 31, 2022
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy SEK / Sell USD Forward	1	kr	30,800	Buy GBP / Sell USD Forward	2		£109,076
Buy USD / Sell SEK Forward	1	kr	30,800	Buy USD / Sell GBP Forward	2		£109,076
Buy GBP / Sell USD Forward	2		£26,900	Buy AUD / Sell USD Forward	1	A$	23,600
Buy USD / Sell GBP Forward	2		£26,900	Buy USD / Sell AUD Forward	1	A$	23,600
Buy AUD / Sell USD Forward	1	A$	7,600
Buy USD / Sell AUD Forward	1	A$	7,600
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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.9
No cash flow hedges of interest rate risk were outstanding as of December 31, 2022.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following December 31, 2023, we estimate that an additional $317,000 will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Year Ended December 31,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2023	2022	2021
Designated Hedges	Interest Income(1)	$25,439	$19,910	$7,296
Designated Hedges	Interest Expense(2)	893	—	—
Non-Designated Hedges	Interest Income(1)	65	(62)	(342)
Non-Designated Hedges	Interest Expense(3)	(71)	100	(6,911)
Total		$26,326	$19,948	$43

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
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments:
Foreign exchange contracts	$30	$501	$92,922	$111,573
Interest rate derivatives	317	—	—	—
Total derivatives designated as hedging instruments	$347	$501	$92,922	$111,573
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$1,543	$6,848	$1,895	$8,092
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$1,543	$6,848	$1,895	$8,092
Total Derivatives	$1,890	$7,349	$94,817	$119,665

(1)Included in other assets in our consolidated balance sheets.
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2023	2022	2021		2023	2022	2021
Net Investment Hedges
Foreign exchange contracts(1)	$(76,224)	$173,362	$81,603	Interest Expense	$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	1,210	—	(5)	Interest Expense(2)	893	(4)	(10)
Total	$(75,014)	$173,362	$81,598		$893	$(4)	$(10)

(1)During the year ended December 31, 2023, we paid net cash settlements of $69.9 million on our foreign currency forward contracts. During the year ended December 31, 2022, we received net cash settlements of $330.3 million on our foreign currency forward contracts. During the year ended December 31, 2021, we paid net cash settlements of $1.4 million on our foreign currency contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the year ended December 31, 2023, we recorded total interest and related expenses of $1.4 billion which was reduced by $893,000 related to income generated by our cash flow hedges. During the years ended December 31, 2022, and 2021, we recorded total interest and related expenses of $710.9 million and $340.2 million, respectively, which included $4,000 and $10,000, respectively, related to our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2023, we were in a net liability position with our counterparties. As of December 31, 2023, we had $103.5 million collateral posted with our counterparties. As of December 31, 2022, we were in a net liability position with one of our counterparties and in a net asset position with our other counterparty. As of December 31, 2022 we had collateral posted with our counterparties of $103.1 million.
13. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of December 31, 2023, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2023 and 2022.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
We did not issue any class A common stock in underwritten public offerings during the year ended December 31, 2023. The following table details our issuance of class A common stock during the years ended December 31, 2022 and 2021.
($ in thousands, except per share data):

	Class A Common Stock Offerings
	2022(1)	2021(2)
Shares issued	2,303,469	20,361,408
Gross / net issue price per share(3)	31.23 / 30.92	31.64 / 31.37
Net proceeds(4)	$70,651	$638,005

(1)Represents shares issued under our at-the-market program.
(2)Issuance includes 296,901 shares issued under our at-the-market program, with a weighted-average gross share issue price of $33.67.
(3)Represents the gross price per share issued, as well as the net proceeds per share after underwriting or sales discounts and commissions.
(4)Net proceeds represent proceeds received from the underwriters less applicable transaction costs.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2023	2022	2021
Beginning balance	172,106,593	168,543,370	147,086,722
Issuance of class A common stock(2)	6,587	2,311,711	20,363,592
Issuance of restricted class A common stock, net(3)(4)	1,402,329	1,204,476	1,036,175
Issuance of deferred stock units	53,888	47,036	56,881
Ending balance	173,569,397	172,106,593	168,543,370

(1)Includes 359,464, 410,608, and 363,572 deferred stock units held by members of our board of directors as of December 31, 2023, 2022, and 2021, respectively.
(2)Includes 6,587, 8,242, and 2,184 shares issued under our dividend reinvestment program during the years ended December 31, 2023, 2022, and 2021, respectively.
(3)Includes 25,482 and 13,197 restricted shares issued to our board of directors during the years ended December 31, 2023 and 2022, respectively.
(4)Net of 15,477, 39,655, and 29,580 shares of restricted class A common stock forfeited under our stock-based incentive plans during the years ended December 31, 2023, 2022, and 2021, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2023, 2022, and 2021, we issued 6,587 shares, 8,242 shares, and 2,184 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2023, a total of 9,974,961 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
At the Market Stock Offering Program
As of December 31, 2023, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the year ended December 31, 2023, we did not issue any shares of our class A common stock under ATM Agreements. During the year ended December 31, 2022, we issued and sold 2,303,469 shares of class A common stock under ATM Agreements, generating net proceeds totaling $70.7 million. During the year ended December 31, 2021, we issued and sold 296,901 shares of class A common stock under ATM Agreements, generating net proceeds totaling $9.9 million. As of December 31, 2023, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On December 15, 2023, we declared a dividend of $0.62 per share, or $107.4 million in aggregate, that was paid on January 16, 2024 to stockholders of record as of December 29, 2023.
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Dividends declared per share of common stock	$2.48	$2.48	$2.48
Percent taxable as ordinary dividends	100.00%	100.00%	100.00%
Percent taxable as capital gain dividends	—%	—%	—%
	100.00%	100.00%	100.00%

Class A common stock dividends declared	$427,862	$423,568	$383,929
Deferred stock unit dividends declared	878	945	812
	$428,740	$424,513	$384,741
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021

Net income(1)	$246,555	$248,642	$419,193
Weighted-average shares outstanding, basic and diluted(2)	172,672,038	170,631,410	151,521,941
Per share amount, basic and diluted(2)	$1.43	$1.46	$2.77

(1)Represents net income attributable to Blackstone Mortgage Trust.
(2)For the years ended December 31, 2023 and 2022, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. For the year ended December 31, 2021, prior to the adoption of ASU 2020-06 “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” our convertible notes were not assessed for dilution as we had the intent and ability to settle the convertible notes in cash. Our Convertible Notes could dilute earnings per share in future periods. Refer to Note 11 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of December 31, 2023, total accumulated other comprehensive income was $9.5 million, primarily representing $183.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $174.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2022, total accumulated other comprehensive income was $10.0 million, primarily representing $259.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $249.8 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2023, our Multifamily Joint Venture’s total equity was $132.0 million, of which $112.2 million was owned by us, and $19.8 million was allocated to non-controlling interests. As of December 31, 2022, our Multifamily Joint Venture’s total equity was $169.4 million, of which $144.0 million was owned by us, and $25.4 million was allocated to non-controlling interests.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, (v) certain non-cash items, and (vi) incentive management fees.

During the years ended December 31, 2023, 2022 and 2021, we incurred $74.8 million, $73.0 million and $64.2 million respectively, of management fees payable to our manager. In addition, during the years ended December 31, 2023, 2022 and 2021, we incurred $44.2 million, $37.3 million and $24.3 million respectively, of incentive fees payable to our Manager.
As of December 31, 2023 and 2022 we had accrued management and incentive fees payable to our Manager of $26.3 million and $33.8 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2023	2022	2021
Professional services	$13,269	$10,924	$7,759
Operating and other costs	7,219	7,855	3,762
Subtotal(1)	20,488	18,779	11,521
Non-cash compensation expenses
Restricted class A common stock earned	29,975	32,724	31,052
Director stock-based compensation	680	690	595
Subtotal	30,655	33,414	31,647
Total general and administrative expenses	$51,143	$52,193	$43,168

(1)During the years ended December 31, 2023, 2022 and 2021, we recognized an aggregate $1.2 million, $1.1 million, and $748,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2023 and 2022, we were in compliance with all REIT requirements.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the years ended December 31, 2023, 2022 and 2021, we recorded a current income tax provision of $5.4 million, $3.0 million, and $423,000, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2023 or December 31, 2022.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2023, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of December 31, 2023, tax years 2020 through 2023 remain subject to examination by taxing authorities.
16. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2023, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2023, there were 7,754,648 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.

The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2021	1,706,121	$31.19
Granted	1,244,131	26.92
Vested	(1,026,813)	32.06
Forfeited	(39,655)	30.76
Balance as of December 31, 2022	1,883,784	$27.90
Granted	1,417,806	22.07
Vested	(1,105,932)	27.35
Forfeited	(15,477)	24.55
Balance as of December 31, 2023	2,180,181	$24.41
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 2,180,181 shares of restricted class A common stock outstanding as of December 31, 2023 will vest as follows: 1,148,236 shares will vest in 2024; 727,820 shares will vest in 2025; and 304,125 shares will vest in 2026. As of December 31, 2023, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $51.2 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from December 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
17. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$1,890	$—	$1,890	$—	$7,349	$—	$7,349
Liabilities
Derivatives	$—	$94,817	$—	$94,817	$—	$119,665	$—	$119,665
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2023			December 31, 2022
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$350,014	$350,014	$350,014	$291,340	$291,340	$291,340
Loans receivable, net	23,210,076	23,923,719	23,015,737	24,691,743	25,160,343	24,445,042
Financial liabilities
Secured debt, net	12,683,095	12,697,058	12,425,609	13,528,164	13,549,748	13,121,306
Securitized debt obligations, net	2,505,417	2,507,514	2,323,441	2,664,010	2,673,541	2,597,377
Asset-specific debt, net	1,000,210	1,004,097	992,357	942,503	950,278	934,815
Loan participations sold, net	337,179	337,721	333,745	224,232	224,744	217,717
Secured term loans, net	2,101,632	2,135,221	2,102,950	2,114,549	2,157,218	2,103,943
Senior secured notes, net	362,763	366,090	327,081	395,166	400,000	343,665
Convertible notes, net	295,847	300,000	272,076	514,257	520,000	478,232
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31, 2023	December 31, 2022
Assets
Loans receivable	$3,061,278	$3,317,316
Current expected credit loss reserve	(183,508)	(93,396)
Loans receivable, net	2,877,770	3,223,920
Other assets	103,692	15,995
Total assets	$2,981,462	$3,239,915
Liabilities
Securitized debt obligations, net	$2,505,417	$2,664,010
Other liabilities	8,101	7,234
Total liabilities	$2,513,518	$2,671,244
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
19. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2024, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2023 and 2022, our consolidated balance sheets included $26.3 million and $33.8 million of accrued management and incentive fees payable to our Manager, respectively. During the years ended December 31, 2023, 2022, and 2021, we paid aggregate management and incentive fees of $126.6 million, $104.8 million, and $79.3 million, respectively, to our Manager. In addition, during the years ended December 31, 2023, 2022, and 2021, we incurred expenses of $3.4 million, $896,000, and $601,000, respectively, that were paid by our Manager and will be reimbursed by us.
As of December 31, 2023, our Manager held 1,311,056 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $32.2 million, and vest in installments over three years from the date of issuance. During the years ended December 31, 2023, 2022, and 2021, we recorded non-cash expenses related to shares held by our Manager of $14.6 million, $16.6 million, and $15.3 million respectively. Refer to Note 16 for further details on our restricted class A common stock.
As of December 31, 2023, our Manager, its affiliates, Blackstone employees, and our directors held an aggregate 12,531,542 shares, or 7.2%, of our class A common stock, of which 7,582,044 shares, or 4.4%, were held by subsidiaries of Blackstone, including our Manager. Additionally, our directors held 359,464 of deferred stock units as of December 31, 2023.
CT Investment Management Co., LLC, or CTIMCO, an affiliate of our Manager, is the special servicer of the CLOs. CTIMCO did not earn any special servicing fees related to the CLOs during the years ended December 31, 2023, 2022, and 2021.
During the year ended December 31, 2021, we originated three loans whereby the respective borrowers engaged an affiliate of our Manager to act as title insurance agent in connection with these transactions. We did not incur any expenses or receive any revenues as a result of these transactions. There were no similar transactions during the years ended December 31, 2023 and 2022.
We have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l., portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services, operational

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
services, and management services. These services are provided on an allocated cost basis. Additionally, we have engaged an affiliate of our Manager to provide internal audit services. During the years ended December 31, 2023, 2022 and 2021, we incurred $658,000, $524,000, and $385,000, respectively, of expenses for various administrative and operations services to these service providers that are affiliates of our Manager.

Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. We utilized BTIG as a broker to engage third-parties to facilitate our repurchase of our Senior Secured Notes. During the year ended December 31, 2023, we repurchased $500,000 of our Senior Secured Notes utilizing BTIG as a broker. BTIG received aggregate fees of $1,000 in such capacity. The fees were on terms equivalent to those of other brokers under similar arrangements. BTIG did not act as a broker to engage third-parties to repurchase our Senior Secured Notes during the years ended December 31, 2022 or 2021. Additionally, we engaged BTIG as a sales agent to sell shares of our class A common stock under our ATM Agreements. During the year ended December 31, 2022, BTIG received aggregate fees of $191,000 in such capacity. The fees paid were on terms equivalent to those of other sales agents engaged to sell shares under our ATM agreements. BTIG did not sell any shares under our ATM agreements in the years ended December 31, 2023 or 2021.
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
In the second quarter of 2022, we participated in A$1.3 billion, or 24.5%, of an aggregate A$5.4 billion senior loan that was originated by an unaffiliated third party to a borrower that is wholly-owned by Blackstone-advised investment vehicles. Another Blackstone-advised investment vehicle participated in an additional A$1.3 billion, or 24.5%, of the loan. We will forgo all non-economic rights under the loan, including voting rights, so long as we are an affiliate of the borrower. The senior loan terms were negotiated by a third-party without our involvement and our 24.5% interest in the senior loan was made on such market terms.
In the second quarter of 2022, we co-originated £250.0 million of an aggregate £500.0 million senior loan to an unaffiliated third-party. A Blackstone-advised investment vehicle co-originated the additional pari passu £250.0 million of the loan.
In the second and fourth quarters of 2022, a Blackstone-advised investment vehicle acquired an aggregate $33.0 million participation, or 4%, of the aggregate B-4 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $825,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.
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
In the first quarter of 2021, a Blackstone-advised investment vehicle acquired an aggregate $5.5 million participation, or 3%, of the $200.0 million increase to our B-1 Term Loan as a part of a broad syndication lead-arranged by JP Morgan. Blackstone Securities Partners L.P., an affiliate of our Manager, was engaged as a book-runner for the transaction and received aggregate fees of $200,000 in such capacity. Both of these transactions were on terms equivalent to those of unaffiliated parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)

20. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of December 31, 2023, we had aggregate unfunded commitments of $2.4 billion across 99 loans receivable, and $1.3 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.2 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.6 years.

Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2023 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2024	$2,445,576	$—	$21,997	$—	$—	$2,467,573
2025	1,577,980	825,687	21,997	—	—	2,425,664
2026	4,298,806	—	1,302,575	—	—	5,601,381
2027	3,153,609	—	8,258	366,090	300,000	3,827,957
2028	500,105	—	8,256	—	—	508,361
Thereafter	720,982	178,410	772,138	—	—	1,671,530
Total obligation	$12,697,058	$1,004,097	$2,135,221	$366,090	$300,000	$16,502,466

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
(4)Total does not include $2.5 billion of consolidated securitized debt obligations, $1.1 billion of non-consolidated senior interests, and $337.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of December 31, 2023, of the ten members of our board of directors, our six independent directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of December 31, 2023, the other four board members, including our chairman and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we were not involved in any material legal proceedings.

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2023
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Face Amount of Loans	Carrying Amount of Loans(6)	Principal Amount of Loans Subject to Delinquent Principal or Interest
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / New York	+ 4.29%	2025	I/O	$—	$1,156,396	$1,154,771	$—
Borrower B	Mixed-Use / Ireland	+ 3.03%	2024	I/O	—	999,907	995,570	—
Borrower C	Hospitality / Australia	+ 4.75%	2029	I/O	—	901,228	894,599	—
Senior loans less than 3% of the carrying amount of total loans
Senior Mortgage Loans	Office / Diversified	-1.30% – 10.50%	2024 – 2028	I/O	—	6,507,693	6,455,942	—
Senior Mortgage Loans	Multifamily / Diversified	+1.71% – 5.45% Fixed 1.50%	2024 – 2029	I/O & P/I	—	5,882,506	5,859,896	—
Senior Mortgage Loans	Hospitality / Diversified	+2.31% – 6.07% Fixed 7.90%	2024 – 2027	I/O & P/I	—	3,230,471	3,205,185	—
Senior Mortgage Loans	Mixed-Use / Diversified	+2.76% – 4.60%	2024 – 2029	I/O	—	1,864,832	1,855,982	140,000
Senior Mortgage Loans	Industrial / Diversified	+2.71% – 4.60%	2025 – 2027	I/O & P/I	—	1,647,704	1,637,876	—
Senior Mortgage Loans	Other / Diversified	+3.25% – 5.04%	2024 – 2028	I/O	—	641,703	640,913	—
Senior Mortgage Loans	Retail / Diversified	+2.36% – 3.33%	2024 – 2027	I/O & P/I	—	458,495	456,993	—
Senior Mortgage Loans	Life Sciences/Studio / Diversified	+2.87% – 4.50%	2024 – 2027	I/O	—	343,430	341,918	—
					—	20,576,834	20,454,705	140,000
Total senior mortgage loans					$—	$23,634,365	$23,499,645	$140,000

Subordinate Loans(7)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	+3.22% – 4.50%	2025 – 2028	I/O	1,148,233	289,354	287,367	—
Total subordinate loans					$1,148,233	$289,354	$287,367	$140,000
Total loans					$1,148,233	$23,923,719	$23,787,012	$140,000
CECL reserve(8)							(576,936)
Total loans, net							$23,210,076

(1)Includes senior mortgages and similar credit quality loans, including related contiguous subordinate loans, and pari passu participations in senior mortgage loans.
(2)The interest payment rates are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan.
(3)Maximum maturity date assumes all extension options are exercised.
(4)I/O = interest only, P/I = principal and interest.
(5)Represents only third party liens.
(6)The tax basis of the loans included above is $23.5 billion as of December 31, 2023.
(7)We have previously originated a whole loan and sold a senior mortgage interest to a third-party, resulting in these subordinate interests in mortgages and mezzanine loans.
(8)As of December 31, 2023, we had a total loans receivable CECL reserve of $576.9 million, of which $417.7 million is specifically related to 13 of our loans receivable with an aggregate amortized cost basis of $1.9 billion as of December 31, 2023. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions. Refer to Note 3 for additional information on our CECL reserves.
S-1

Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2023
(in thousands)

1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended:

	2023	2022	2021
Balance at January 1,	$25,017,880	$22,003,017	$16,572,715
Additions during period:
Loan fundings	1,344,130	6,810,218	12,550,463
Payment-in-kind interest, net of interest received	2,865	—	—
Amortization of fees and other items	78,428	80,632	68,267
Deductions during period:
Loan repayments, sales, and cost-recovery proceeds	(2,924,401)	(3,168,155)	(6,733,105)
Principal charge-offs	—	—	(14,427)
Unrealized gain (loss) on foreign currency translation	286,102	(632,902)	(297,894)
Deferred fees and other items	(17,992)	(74,930)	(143,002)
Balance at December 31,	$23,787,012	$25,017,880	$22,003,017
CECL reserve	(576,936)	(326,137)	(124,679)
Net balance at December 31,	$23,210,076	$24,691,743	$21,878,338

S-2