Form 10-Q
period 2024-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2024-04-24
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of April 17, 2024 was 173,584,034.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$413,986	$350,014
Loans receivable	23,189,312	23,787,012
Current expected credit loss reserve	(751,370)	(576,936)
Loans receivable, net	22,437,942	23,210,076
Real estate owned, net	60,203	—
Other assets	353,732	476,088
Total Assets	$23,265,863	$24,036,178
Liabilities and Equity
Secured debt, net	$12,387,289	$12,683,095
Securitized debt obligations, net	2,328,073	2,505,417
Asset-specific debt, net	1,061,380	1,000,210
Loan participations sold, net	334,909	337,179
Term loans, net	2,098,415	2,101,632
Senior secured notes, net	337,083	362,763
Convertible notes, net	296,166	295,847
Other liabilities	257,961	362,531
Total Liabilities	19,101,276	19,648,674
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 173,582,305 and 173,209,933 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,736	1,732
Additional paid-in capital	5,515,820	5,507,459
Accumulated other comprehensive income	9,870	9,454
Accumulated deficit	(1,382,673)	(1,150,934)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	4,144,753	4,367,711
Non-controlling interests	19,834	19,793
Total Equity	4,164,587	4,387,504
Total Liabilities and Equity	$23,265,863	$24,036,178

Note: The consolidated balance sheets as of March 31, 2024 and December 31, 2023 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of March 31, 2024 and December 31, 2023, assets of the consolidated VIEs totaled $2.8 billion and $3.0 billion, respectively, and liabilities of the consolidated VIEs totaled $2.3 billion and $2.5 billion, respectively. Refer to Note 19 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Income from loans and other investments
Interest and related income	$486,122	$491,384
Less: Interest and related expenses	343,730	317,197
Income from loans and other investments, net	142,392	174,187
Other expenses
Management and incentive fees	18,927	31,050
General and administrative expenses	13,728	12,865
Total other expenses	32,655	43,915
Increase in current expected credit loss reserve	(234,868)	(9,823)
Gain on extinguishment of debt	2,963	—
(Loss) income before income taxes	(122,168)	120,449
Income tax provision	1,002	1,893
Net (loss) income	(123,170)	118,556
Net income attributable to non-controlling interests	(668)	(799)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(123,838)	$117,757
Net (loss) income per share of common stock
Basic	$(0.71)	$0.68
Diluted	$(0.71)	$0.67
Weighted-average shares of common stock outstanding
Basic	174,041,630	172,598,349
Diluted	174,041,630	180,869,409
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(123,170)	$118,556
Other comprehensive income (loss)
Unrealized (loss) gain on foreign currency translation	(45,732)	21,858
Realized and unrealized gain (loss) on derivative financial instruments	46,148	(24,052)
Other comprehensive income (loss)	416	(2,194)
Comprehensive (loss) income	(122,754)	116,362
Comprehensive income attributable to non-controlling interests	(668)	(799)
Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(123,422)	$115,563
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	6	7,486	—	—	7,492	—	7,492
Dividends reinvested	—	287	—	—	287	—	287
Deferred directors’ compensation	—	163	—	—	163	—	163
Net income	—	—	—	117,757	117,757	799	118,556
Other comprehensive loss	—	—	(2,194)	—	(2,194)	—	(2,194)
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,072)	(107,072)	—	(107,072)
Distributions to non-controlling interests	—	—	—	—	—	(733)	(733)
Balance at March 31, 2023	$1,723	$5,483,740	$7,828	$(958,064)	$4,535,227	$25,472	$4,560,699
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Restricted class A common stock earned	4	7,907	—	—	7,911	—	7,911
Dividends reinvested	—	253	—	—	253	—	253
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(123,838)	(123,838)	668	(123,170)
Other comprehensive income	—	—	416	—	416	—	416
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,901)	(107,901)	—	(107,901)
Distributions to non-controlling interests	—	—	—	—	—	(627)	(627)
Balance at March 31, 2024	$1,736	$5,515,820	$9,870	$(1,382,673)	$4,144,753	$19,834	$4,164,587
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(123,170)	$118,556
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	8,112	7,655
Amortization of deferred fees on loans	(16,433)	(21,755)
Amortization of deferred financing costs and premiums/discounts on debt obligations	10,550	14,811
Payment-in-kind interest	(2,329)	(556)
Increase in current expected credit loss reserve	234,868	9,823
Gain on extinguishment of debt	(2,963)	—
Unrealized loss on derivative financial instruments, net	482	541
Realized gain on derivative financial instruments, net	(4,895)	(8,948)
Changes in assets and liabilities, net
Other assets	8,334	10,422
Other liabilities	(17,946)	(20,932)
Net cash provided by operating activities	94,610	109,617
Cash flows from investing activities
Principal fundings of loans receivable	(301,678)	(369,256)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	637,242	562,072
Origination and other fees received on loans receivable	4,550	2,850
Payments under derivative financial instruments	(72,113)	(136,689)
Receipts under derivative financial instruments	4,815	5,370
Collateral deposited under derivative agreements	(16,990)	(79,970)
Return of collateral deposited under derivative agreements	120,490	172,710
Net cash provided by investing activities	376,316	157,087

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from financing activities
Borrowings under secured debt	$529,753	$947,245
Repayments under secured debt	(671,610)	(521,407)
Repayments of securitized debt obligations	(178,058)	(1,807)
Borrowings under asset-specific debt	60,387	78,496
Repayments under asset-specific debt	—	(206,300)
Repayments of term loans	(5,499)	(5,499)
Repurchases of senior secured notes	(22,984)	—
Repayment of convertible notes	—	(220,000)
Payment of deferred financing costs	(8,315)	(7,265)
Distributions to non-controlling interests	(627)	(733)
Dividends paid on class A common stock	(107,390)	(106,455)
Net cash used in financing activities	(404,343)	(43,725)
Net increase in cash and cash equivalents	66,583	222,979
Cash and cash equivalents at beginning of period	350,014	291,340
Effects of currency translation on cash and cash equivalents	(2,611)	1,489
Cash and cash equivalents at end of period	$413,986	$515,808
Supplemental disclosure of cash flows information
Payments of interest	$(343,609)	$(318,185)
Payments of income taxes	$(1,161)	$(900)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(107,678)	$(106,816)
Loan principal payments held by servicer, net	$90,006	$19,756
Transfer of senior loan to real estate owned	$60,203	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission, or the SEC.

Basis of Presentation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made in the presentation of the prior period statement of cash flows related to payment-in-kind interest and principal fundings of loans receivable and in new financings by spread in Note 6 to conform to the current period presentation.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2024 and December 31, 2023, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $582.3 million and $640.6 million as of March 31, 2024 and December 31, 2023, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
Loans Receivable
We originate and purchase commercial real estate debt and related instruments generally to be held as long-term investments at amortized cost.
Current Expected Credit Losses Reserve
The current expected credit loss, or CECL, reserve required under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our loans and notes receivable included in our consolidated balance sheets. Changes to the CECL reserves are recognized through net income on our consolidated statements of operations. While ASC 326 does not require any particular method for determining the CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.

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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 29, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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

Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2024.
Real Estate Owned
We may assume legal title or physical possession of the collateral underlying a loan through a foreclosure or the execution of a deed-in-lieu of foreclosure. These real estate acquisitions are classified as real estate owned, or REO, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations.”
Upon acquisition of REO, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities, as applicable, and allocate the fair value to the acquired assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. We capitalize acquisition-related costs associated with asset acquisitions.
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’ estimated useful lives of up to 40 years for buildings and 10 years for tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows, the asset is considered impaired and the depreciated cost basis is reduced to the fair value. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.
Real estate assets are classified as held for sale in the period when they meet the criteria under ASC Topic 360 “Property, Plant, and Equipment.” Once a real estate asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell.
As of March 31, 2024, we had one REO asset which was vacant and classified as held for investment.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 18. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-parties. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.
As of March 31, 2024, we had an aggregate $602.6 million asset-specific CECL reserve related to 17 of our loans receivable with an aggregate amortized cost basis of $2.4 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of March 31, 2024. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of these loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.00% to 8.55%, and the unlevered discount rate, which ranged from 7.28% to 11.00%.
On March 19, 2024, we acquired legal title to an office property located in Mountain View, CA through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the real estate assets to be $60.2 million based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. This REO asset is measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the asset of 7.00% and a discount rate of 9.50%.
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
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 17 for additional information.
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
Diluted earnings per share, or Diluted EPS, is determined using the if-converted method, and is based on (i) the net earnings, adjusted for interest expense incurred on our convertible notes during the relevant period, net of incentive fees, allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by (ii) the weighted-average number of shares of our class A common stock, including restricted class A common stock, deferred stock units, and shares of class A common stock issuable under our convertible notes. Refer to Note 14 for additional discussion of earnings per share.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
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
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2024	December 31, 2023
Number of loans	173	178
Principal balance	$23,317,882	$23,923,719
Net book value	$22,437,942	$23,210,076
Unfunded loan commitments(1)	$2,089,678	$2,430,664
Weighted-average cash coupon(2)	+ 3.36%	+ 3.37%
Weighted-average all-in yield(2)	+ 3.68%	+ 3.71%
Weighted-average maximum maturity (years)(3)	2.2	2.4

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of both March 31, 2024 and December 31, 2023, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure as of March 31, 2024 and December 31, 2023 includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of March 31, 2024, 13% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 87% were open to repayment by the borrower without penalty. As of December 31, 2023, 14% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of March 31, 2024 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$3,056	$—	$3,056
0.00% or no floor(2)(3)	4,696,417	6,576,621	11,273,038
0.01% to 1.00% floor	5,462,854	796,480	6,259,334
1.01% to 2.00% floor	2,140,690	297,798	2,438,488
2.01% to 3.00% floor	2,021,299	302,252	2,323,551
3.01% or more floor	811,712	208,703	1,020,415
Total(4)	$15,136,028	$8,181,854	$23,317,882

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(3)Includes all floating rate impaired loans.
(4)As of March 31, 2024, the weighted-average index rate floor of our loans receivable principal balance was 0.75%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.30%.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2023	$23,923,719	$(136,707)	$23,787,012
Loan fundings	301,678	—	301,678
Loan repayments, sales, and cost-recovery proceeds	(582,248)	(16,818)	(599,066)
Charge-offs	(73,176)	12,163	(61,013)
Transfer to real estate owned	(60,203)	—	(60,203)
Transfer to other assets(2)	(8,800)	—	(8,800)
Payment-in-kind interest	2,329	—	2,329
Unrealized (loss) gain on foreign currency translation	(185,417)	909	(184,508)
Deferred fees and other items	—	(4,550)	(4,550)
Amortization of fees and other items	—	16,433	16,433
Loans Receivable, as of March 31, 2024	$23,317,882	$(128,570)	$23,189,312
CECL reserve			(751,370)
Loans Receivable, net, as of March 31, 2024			$22,437,942

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to a loan that was partially satisfied through the issuance of a note receivable, which is included within other assets in our consolidated balance sheets. See Note 5 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

March 31, 2024
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	52	$9,015,982	$9,386,225	$7,506,985	36%
Multifamily	72	5,914,046	6,056,082	5,786,137	27
Hospitality	22	4,039,811	4,074,078	3,679,394	18
Industrial	12	2,206,047	2,218,051	2,183,685	10
Retail	6	710,899	734,077	682,268	3
Life Sciences / Studio	4	384,230	572,064	383,073	2
Other	5	918,297	919,390	887,326	4
Total loans receivable	173	$23,189,312	$23,959,967	$21,108,868	100%
CECL reserve		(751,370)
Loans receivable, net		$22,437,942

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	64	$5,538,223	$5,673,573	$5,193,296	24%
Northeast	29	5,281,002	5,323,035	4,202,278	20
West	29	2,886,106	3,487,130	2,703,588	13
Midwest	9	932,127	934,675	780,034	4
Northwest	6	407,043	410,193	407,341	2
Subtotal	137	15,044,501	15,828,606	13,286,537	63
International
United Kingdom	19	3,432,167	3,400,320	3,145,930	15
Australia	5	1,375,690	1,383,254	1,380,532	6
Ireland	3	1,178,065	1,182,682	1,174,101	6
Spain	3	1,081,016	1,083,096	1,043,111	5
Sweden	1	445,621	447,711	447,305	2
Other Europe	5	632,252	634,298	631,352	3
Subtotal	36	8,144,811	8,131,361	7,822,331	37
Total loans receivable	173	$23,189,312	$23,959,967	$21,108,868	100%
CECL reserve		(751,370)
Loans receivable, net		$22,437,942

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2024, which is our total loan exposure net of (i) $742.6 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $234.8 million of senior loan participations sold, (iv) $57.9 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $751.4 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

December 31, 2023
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	54	$9,253,609	$10,072,963	$7,956,472	36%
Multifamily	73	5,876,128	5,997,886	5,756,192	26
Hospitality	23	4,161,525	4,194,588	3,804,091	17
Industrial	12	2,189,808	2,201,497	2,190,914	10
Retail	6	814,241	834,825	785,573	4
Life Sciences/Studio	4	385,098	561,517	384,219	2
Other	6	1,106,603	1,107,752	1,074,527	5
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988	100%
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	65	$5,658,172	$5,786,395	$5,402,732	25%
Northeast	30	5,386,940	5,426,951	4,340,660	20
West	31	3,088,644	4,108,074	2,910,559	13
Midwest	9	944,132	945,222	913,973	4
Northwest	6	382,591	385,978	383,382	2
Subtotal	141	15,460,479	16,652,620	13,951,306	64
International
United Kingdom	20	3,470,120	3,439,678	3,181,489	14
Australia	5	1,429,144	1,437,870	1,432,146	7
Ireland	3	1,191,068	1,197,337	1,188,554	5
Spain	3	1,117,790	1,120,375	1,078,811	5
Sweden	1	474,262	476,718	476,281	2
Other Europe	5	644,149	646,430	643,401	3
Subtotal	37	8,326,533	8,318,408	8,000,682	36
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988	100%
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

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
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	18	$791,251	$839,963	$791,925
2	34	5,889,271	5,904,694	4,816,066
3	88	11,425,297	11,750,476	11,075,625
4	16	2,692,813	3,013,626	2,634,523
5	17	2,390,680	2,451,208	1,790,729
Total loans receivable	173	$23,189,312	$23,959,967	$21,108,868
CECL reserve		(751,370)
Loans receivable, net		$22,437,942

	December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,101	$811,217	$763,223
2	36	6,143,184	6,618,319	5,095,395
3	99	12,277,518	12,573,282	11,964,620
4	15	2,725,930	3,036,837	2,668,025
5	13	1,877,279	1,931,373	1,460,725
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2024, which is our total loan exposure net of (i) $742.6 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $234.8 million of senior loan participations sold, (iv) $57.9 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $751.4 million. Our net loan exposure as of December 31, 2023 is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, and (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0 as of both March 31, 2024 and December 31, 2023, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended March 31, 2024 and 2023 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
(Decrease) increase in CECL reserves	(3,807)	(770)	(5,918)	245,942	235,447
Charge-offs of CECL reserves	—	—	—	(61,013)	(61,013)
CECL reserves as of March 31, 2024	$74,528	$30,790	$43,453	$602,599	$751,370

CECL reserves as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase (decrease) in CECL reserves	5,314	(2,823)	483	7,480	10,454
CECL reserves as of March 31, 2023	$73,194	$19,696	$46,443	$197,258	$336,591
During the three months ended March 31, 2024, we recorded an increase of $235.4 million in the CECL reserves against our loans receivable portfolio, primarily related to seven new impaired loans, offset by charge-offs of our CECL reserves of $61.0 million, bringing our total loans receivable CECL reserve to $751.4 million as of March 31, 2024. These charge-offs related to three previously impaired loans that were resolved during the three months ended March 31, 2024. The resolutions were the result of (i) a deed-in-lieu of foreclosure related to an office asset in Mountain View, CA, which is now included on our consolidated balance sheet as an REO asset, (ii) the sale of an office asset in Miami, FL to a new borrower, resulting in a repayment of $9.5 million and a reduction to the outstanding principal balance of the loan, and (iii) a repayment of a multifamily asset in New York, NY. As of March 31, 2024, the income accrual was suspended on the seven additional loans that were impaired as the recovery of income and principal was doubtful. During the three months ended March 31, 2024, we recorded $16.8 million of interest income on these seven loans.
As of March 31, 2024, we had an aggregate $602.6 million asset-specific CECL reserve related to 17 of our loans receivable, with an aggregate amortized cost basis of $2.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended March 31, 2024, we received an aggregate $16.8 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of March 31, 2024, one of our impaired loans with an amortized cost basis of $138.8 million was past its current maturity date. This loan was also more than 90 days past due on its interest payment and had a risk rating of “5.” Additionally, as of March 31, 2024, one other impaired loan with an amortized cost basis of $223.4 million was less than 30 days past due on its interest payment and had a risk rating of “5.” As of March 31, 2024, all other borrowers were compliant with the contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of March 31, 2024 and December 31, 2023, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of March 31, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
U.S. loans
1	$—	$—	$172,638	$355,295	$72,105	$106,843	$706,881
2	—	—	196,555	1,899,702	—	1,552,428	3,648,685
3	—	—	1,539,991	3,434,609	580,897	633,740	6,189,237
4	—	—	413,313	664,662	—	1,031,042	2,109,017
5	—	—	—	—	—	—	—
Total U.S. loans	$—	$—	$2,322,497	$6,354,268	$653,002	$3,324,053	$12,653,820
Non-U.S. loans
1	$—	$—	$—	$84,370	$—	$—	$84,370
2	—	—	1,017,187	1,098,418	91,147	33,834	2,240,586
3	—	—	676,148	1,035,810	—	2,219,300	3,931,258
4	—	—	—	—	—	—	—
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$—	$1,693,335	$2,218,598	$91,147	$2,253,134	$6,256,214
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	856,787	—	—	448,015	1,304,802
4	—	—	—	—	—	583,796	583,796
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$856,787	$—	$—	$1,031,811	$1,888,598
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	319,969	889,086	138,840	1,042,785	2,390,680
Total impaired loans	$—	$—	$319,969	$889,086	$138,840	$1,042,785	$2,390,680
Total loans receivable
1	$—	$—	$172,638	$439,665	$72,105	$106,843	$791,251
2	—	—	1,213,742	2,998,120	91,147	1,586,262	5,889,271
3	—	—	3,072,926	4,470,419	580,897	3,301,055	11,425,297
4	—	—	413,313	664,662	—	1,614,838	2,692,813
5	—	—	319,969	889,086	138,840	1,042,785	2,390,680
Total loans receivable	$—	$—	$5,192,588	$9,461,952	$882,989	$7,651,783	$23,189,312
CECL reserve							(751,370)
Loans receivable, net							$22,437,942

Gross charge-offs(2)	—	—	—	(54,313)	—	(6,700)	$(61,013)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the three months ended March 31, 2024.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASC 326
During the twelve months ended March 31, 2024, we entered into seven loan modifications that require disclosure pursuant to ASC 326. Five of these loans were collateralized by office assets and two were collateralized by hospitality assets.
Four of the loan modifications included other-than-insignificant payment delays, specifically the option to pay interest in-kind. For one of the loans, the maximum maturity date was extended by one year, the borrower contributed $2.0 million of additional reserves, and the interest rate increased by 5.11%. The second modification included an additional 4.00% exit fee. The third modification included an additional 2.00% exit fee and the interest rate increased by 2.00%. The fourth modification included an additional 3.00% exit fee and the interest rate increased by 4.00%. As of March 31, 2024, the aggregate amortized cost basis of these loans was $634.2 million, or 2.7% of our aggregate loans receivable portfolio, with an aggregate $10.0 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of March 31, 2024, had risk ratings of “5” as of March 31, 2024, and have asset-specific CECL reserves.
The other three loan modifications included a combination of changes to the contractual terms of the loans, including term extensions, other-than-insignificant payment delays, and/or interest rate reductions. The first loan modification included a term extension of 19 months, a rate reduction of 2.74% and conversion to fixed rate, with a portion of the interest paid in-kind. The borrower repaid $4.9 million of the loan at the time of modification, with an additional $2.5 million of repayment due during the initial maturity period. The second loan modification included a term extension of 4.5 years, a rate increase of 8.50% with interest paid in-kind, a borrower contribution of $2.0 million of additional reserves, and a $50.0 million increase in our total loan commitment. The third modification included a term extension of 2.5 years, and the loan was bifurcated into a separate senior loan and mezzanine loan. The senior loan is paying interest current while the mezzanine loan is paying interest in-kind. As of March 31, 2024, the aggregate amortized cost basis of these loans was $632.8 million, or 2.7% of our aggregate loans receivable portfolio, with an aggregate $39.3 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of March 31, 2024. As of March 31, 2024, two of these loans had a risk rating of “4” and two loans had a risk rating of “5.”
Loans with a risk rating of “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of March 31, 2024, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of March 31, 2024 and December 31, 2023, our Multifamily Joint Venture held $614.4 million and $612.9 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. REAL ESTATE OWNED
On March 19, 2024, we acquired legal title to an office property located in Mountain View, CA through a deed-in-lieu of foreclosure transaction. The office property previously collateralized a senior mortgage loan with an amortized cost basis of $90.2 million that was risk rated a “5” with a CECL reserve of $29.1 million at the time of the transaction. The acquisition was accounted for as an asset acquisition under ASC Topic 805 “Business Combinations,” and upon acquisition we recognized the office property as an REO asset held for investment. The REO asset was recorded on our consolidated balance sheet at $60.2 million based on its estimated fair value at acquisition. This resulted in a CECL reserve charge-off of $29.1 million during the three months ended March 31, 2024. See Note 2 for additional information on REO.
The following table presents the REO asset included in our consolidated balance sheets ($ in thousands):

March 31, 2024
Assets
Land and land improvements	$40,824
Building	19,379
Real estate owned, net	$60,203
As of March 31, 2024, we had no REO liabilities and no impairment charges have been recognized for our REO asset. No income or expenses were recognized during the three months ended March 31, 2024. As of December 31, 2023, we did not have any REO assets or liabilities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued interest receivable	$206,227	$214,835
Loan portfolio payments held by servicer(1)	114,247	152,423
Derivative assets	25,922	1,890
Accounts receivable and other assets	6,079	2,420
Prepaid expenses	1,257	1,020
Collateral deposited under derivative agreements	—	103,500
Total	$353,732	$476,088

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2024	December 31, 2023
Accrued dividends payable	$107,678	$107,390
Accrued interest payable	86,643	97,820
Secured debt repayments pending servicer remittance(1)	24,240	13,526
Accrued management and incentive fees payable	18,927	26,342
Current expected credit loss reserves for unfunded loan commitments(2)	12,644	15,371
Accounts payable and other liabilities	6,839	7,265
Derivative liabilities	990	94,817
Total	$257,961	$362,531

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of March 31, 2024, we had aggregate unfunded commitments of $2.1 billion related to 90 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 21 for further discussion of our unfunded loan commitments. During the three months ended March 31, 2024, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $2.7 million, bringing our total unfunded loan commitments CECL reserve to $12.6 million as of March 31, 2024. During the three months ended March 31, 2023, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $631,000, bringing our total unfunded loan commitments CECL reserve to $15.7 million as of March 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
6. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the three months ended March 31, 2024, we obtained approval for $407.6 million of new borrowings against $545.9 million of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2024	December 31, 2023
Secured credit facilities	$12,403,449	$12,697,058
Acquisition facility	—	—
Total secured debt	$12,403,449	$12,697,058
Deferred financing costs(1)	(16,160)	(13,963)
Net book value of secured debt	$12,387,289	$12,683,095

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
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2024 ($ in thousands):

March 31, 2024
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	14	$6,465,606	July 2026	123	$10,312,999	July 2026	35%	25% - 100%
GBP	7	2,340,817	September 2026	18	3,106,835	September 2026	26%	25% - 50%
EUR	7	2,025,182	September 2025	11	2,728,563	September 2025	40%	25% - 100%
Others(5)	4	1,571,844	July 2027	7	1,984,069	July 2027	25%	25%
Total	15	$12,403,449	July 2026	159	$18,132,466	July 2026	33%	25% - 100%

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
(3)Represents the principal balance of the collateral assets and the book value of the REO asset.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
limitation on recourse to us and facility economics, are influenced by the specific collateral portfolio construction of each facility, and therefore vary within and among the facilities.

The following tables detail the spread of our secured debt as of March 31, 2024 and December 31, 2023 ($ in thousands):

	Three Months Ended March 31, 2024	March 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$23,000	$5,632,133	+1.52%	$8,305,372	+3.24%	+1.72%
+ 1.51% to + 1.75%	—	2,496,771	+1.81%	3,471,486	+3.52%	+1.71%
+ 1.76% to + 2.00%	—	1,649,419	+2.10%	2,582,739	+3.86%	+1.76%
+ 2.01% or more	384,616	2,625,126	+2.62%	3,772,869	+4.25%	+1.63%
Total	$407,616	$12,403,449	+1.89%	$18,132,466	+3.58%	+1.69%

	Year Ended December 31, 2023	December 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(7)
+ 1.50% or less	$—	$5,647,848	+1.53%	$8,341,383	+3.24%	+1.71%
+ 1.51% to + 1.75%	—	2,679,699	+1.82%	3,723,365	+3.49%	+1.67%
+ 1.76% to + 2.00%	42,908	1,850,809	+2.11%	2,913,067	+3.92%	+1.81%
+ 2.01% or more	69,170	2,518,702	+2.64%	3,616,503	+4.30%	+1.66%
Total	$112,078	$12,697,058	+1.89%	$18,594,318	+3.58%	+1.69%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we obtained approval for during the three months ended March 31, 2024 and year ended December 31, 2023, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery method and the REO asset.
(4)Represents the weighted-average all-in cost as of March 31, 2024 and December 31, 2023, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets and the book value of the REO asset.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of March 31, 2024, there was an aggregate $1.2 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
As of March 31, 2024, we had a $100.0 million full recourse secured credit facility that was designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility was variable, dependent on the type of loan collateral. This facility matured on April 3, 2024.
During the three months ended March 31, 2024, we had no borrowings under the acquisition facility and we recorded interest expense of $122,000, including $33,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the year ended December 31, 2023, we had no borrowings under the acquisition facility and we recorded interest expense of $722,000 including $233,000 of amortization of deferred fees and expenses.
Financial Covenants
We are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to March 31, 2024; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2024 and December 31, 2023, we were in compliance with these covenants.
7. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 19 for further discussion of our CLOs. The following tables detail our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	March 31, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,452	$784,138	+ 1.70%	May 2038
Underlying Collateral Assets	26	981,703	981,703	+ 3.16%	March 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	689,384	689,384	+ 2.19%	November 2037
Underlying Collateral Assets	15	880,634	880,634	+ 2.86%	January 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	854,620	854,551	+ 1.62%	February 2038
Underlying Collateral Assets	15	1,111,495	1,111,495	+ 2.85%	February 2026
Total
Senior CLO Securities Outstanding(5)	3	$2,329,456	$2,328,073	+1.82%
Underlying Collateral Assets	56	$2,973,832	$2,973,832	+ 2.94%

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
(5)During the three months ended March 31, 2024, we recorded $41.5 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	December 31, 2023
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$803,750	$801,800	+ 1.70%	May 2038
Underlying Collateral Assets	26	1,000,000	1,000,000	+ 3.28%	December 2025
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	714,352	714,352	+ 2.18%	November 2037
Underlying Collateral Assets	15	905,602	905,602	+ 2.87%	September 2025
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	989,412	989,265	+ 1.57%	February 2038
Underlying Collateral Assets	15	1,246,287	1,246,287	+ 2.85%	October 2025
Total
Senior CLO Securities Outstanding(4)	3	$2,507,514	$2,505,417	+1.79%
Underlying Collateral Assets	56	$3,151,889	$3,151,889	+2.99%

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
8. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	March 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,064,484	$1,061,380	+ 3.16%	April 2026
Collateral assets	2	$1,268,225	$1,261,171	+ 3.90%	April 2026

	December 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(22)	Wtd. Avg. Term(3)
Financing provided	2	$1,004,097	$1,000,210	+ 3.14%	March 2026
Collateral assets	2	$1,194,408	$1,186,559	+ 3.98%	March 2026

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

The following table details our loan participations sold ($ in thousands):

	March 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$234,788	$234,552	+ 3.22%	March 2027
Total Loan	1	293,485	292,526	+ 4.86%	March 2027
Junior Participations
Loan Participation	2	$100,492	$100,357	+ 7.42%	February 2026
Total Loan	2	416,177	415,004	+ 4.73%	February 2026
Total
Loan Participation(4)	3	$335,280	$334,909
Total Loan	3	$709,662	$707,530

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$236,797	$236,499	+ 3.22%	March 2027
Total Loan	1	295,996	294,783	+ 4.86%	March 2027
Junior Participations
Loan Participation	2	$100,924	$100,680	+ 7.50%	February 2026
Total Loan	2	401,569	399,603	+ 4.75%	February 2026
Total
Loan Participation(4)	3	$337,721	$337,179
Total Loan	3	$697,565	$694,386

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
(4)During the three months ended March 31, 2024, we recorded $8.0 million of interest expense related to our loan participations sold. During the year ended December 31, 2023, we recorded $20.6 million of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
10. TERM LOANS, NET
As of March 31, 2024, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$908,474	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	409,886	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	811,363	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,129,723

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the three months ended March 31, 2024, we recorded $46.7 million of interest expense related to our Term Loans, including $2.3 million of amortization of deferred fees and expenses.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	March 31, 2024	December 31, 2023
Face value	$2,129,723	$2,135,221
Deferred financing costs and unamortized discount	(31,308)	(33,589)
Net book value	$2,098,415	$2,101,632
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2024 and December 31, 2023, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
11. SENIOR SECURED NOTES, NET
As of March 31, 2024, the following senior secured notes, or Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$339,918	3.75%	4.02%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the three months ended March 31, 2024, we recorded $3.6 million of interest expense related to our Senior Secured Notes, including $267,000 of amortization of deferred fees and expenses.
During the three months ended March 31, 2024, we repurchased an aggregate principal amount of $26.2 million of the Senior Secured Notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.0 million during the three months ended March 31, 2024. There was no repurchase activity during the three months ended March 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2024	December 31, 2023
Face value	$339,918	$366,090
Deferred financing costs	(2,835)	(3,327)
Net book value	$337,083	$362,763
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2024 and December 31, 2023, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
12. CONVERTIBLE NOTES, NET
As of March 31, 2024, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022 convertible notes	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of March 31, 2024.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $19.91 on March 28, 2024, the last trading day in the three months ended March 31, 2024, was less than the per share conversion price of the Convertible Notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2024	December 31, 2023
Face value	$300,000	$300,000
Deferred financing costs and unamortized discount	(3,834)	(4,153)
Net book value	$296,166	$295,847

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Cash coupon	$4,125	$6,264
Discount and issuance cost amortization	319	631
Total interest expense	$4,444	$6,895
Accrued interest payable for the Convertible Notes was $733,000 and $4.9 million as of March 31, 2024 and December 31, 2023, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
13. DERIVATIVE FINANCIAL INSTRUMENTS
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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

March 31, 2024				December 31, 2023
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	972,981	Buy USD / Sell SEK Forward	2	kr	973,246
Buy USD / Sell EUR Forward	9		€674,926	Buy USD / Sell GBP Forward	7		£696,919
Buy USD / Sell GBP Forward	8		£668,465	Buy USD / Sell EUR Forward	8		€673,644
Buy USD / Sell AUD Forward	8	A$	483,758	Buy USD / Sell AUD Forward	10	A$	471,989
Buy USD / Sell DKK Forward	2	kr.	195,565	Buy USD / Sell DKK Forward	2	kr.	195,674
Buy USD / Sell CHF Forward	1	CHF	7,352	Buy USD / Sell CHF Forward	4	CHF	8,352

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

March 31, 2024			December 31, 2023
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	4	£48,700	Buy SEK / Sell USD Forward	1	kr	30,800
Buy USD / Sell GBP Forward	4	£48,700	Buy USD / Sell SEK Forward	1	kr	30,800
			Buy GBP / Sell USD Forward	2		£26,900
			Buy USD / Sell GBP Forward	2		£26,900
			Buy AUD / Sell USD Forward	1	A$	7,600
			Buy USD / Sell AUD Forward	1	A$	7,600
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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

March 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.6

December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.9
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following March 31, 2024, we estimate that an additional $723,000 will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended March 31,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2024	2023
Designated Hedges	Interest Income(1)	$4,412	$8,407
Designated Hedges	Interest Expense(2)	425	—
Non-Designated Hedges	Interest Income(1)	(6)	17
Non-Designated Hedges	Interest Expense(3)	7	19
Total		$4,838	$8,443

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
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$24,638	$30	$868	$92,922
Interest rate derivatives	724	317	—	—
Total derivatives designated as hedging instruments	$25,362	$347	$868	$92,922
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$560	$1,543	$122	$1,895
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$560	$1,543	$122	$1,895
Total Derivatives	$25,922	$1,890	$990	$94,817

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of (Loss) Gain Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2024	2023		2024	2023
Net Investment Hedges
Foreign exchange contracts(1)	$45,741	$(24,052)	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	832	—	Interest Expense(2)	425	—
Total	$46,573	$(24,052)		$425	$—

(1)During the three months ended March 31, 2024 and 2023, we paid net cash settlements of $67.3 million and $131.3 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three months ended March 31, 2024, we recorded total interest and related expenses of $343.7 million which was reduced by $425,000 related to income generated by our cash flow hedges.

Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2024, we were in a net asset position with our counterparties. As of March 31, 2024, we had no collateral posted with our counterparties. As of December 31, 2023, we were in a net liability position with our counterparties. As of December 31, 2023, we had $103.5 million of collateral posted with our counterparties.
14. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2024, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2024 and December 31, 2023.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive dividends authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 17 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. Vested deferred stock units will be settled for shares of class A common stock when the recipient ceases to be a director.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Three Months Ended March 31,
Common Stock Outstanding(1)	2024	2023
Beginning balance	173,569,397	172,106,593
Issuance of class A common stock(2)	1,436	1,377
Issuance of restricted class A common stock, net(3)(4)	370,936	481,724
Issuance of deferred stock units	10,709	10,903
Ending balance	173,952,478	172,600,597

(1)Includes 370,173 and 316,479 deferred stock units held by members of our board of directors as of March 31, 2024 and 2023, respectively.
(2)Represents shares issued under our dividend reinvestment program during the three months ended March 31, 2024 and 2023, respectively.
(3)Includes 1,774 restricted shares issued to our board of directors during the three months ended March 31, 2023. No restricted shares were issued to our board of directors during the three months ended March 31, 2024.
(4)Net of 92,167 shares of restricted class A common stock forfeited under our stock-based incentive plans during the three months ended March 31, 2024. There were no forfeitures during the three months ended March 31, 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2024 and 2023, we issued 1,436 shares and 1,377 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2024, a total of 9,973,525 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of March 31, 2024, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended March 31, 2024 or March 31, 2023, we did not issue any shares of our class A common stock under ATM Agreements. As of March 31, 2024, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On March 15, 2024, we declared a dividend of $0.62 per share, or $107.7 million in aggregate, that was paid on April 15, 2024 to stockholders of record as of March 28, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Dividends declared per share of common stock	$0.62	$0.62
Class A common stock dividends declared	$107,678	$106,816
Deferred stock unit dividends declared	223	256
Total dividends declared	$107,901	$107,072
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic Earnings
Net (loss) income(1)	$(123,838)	$117,757
Weighted-average shares outstanding, basic	174,041,630	172,598,349
Per share amount, basic	$(0.71)	$0.68

Diluted Earnings
Net (loss) income(1)	$(123,838)	$117,757
Add back: Interest expense on Convertible Notes, net(2)(3)	—	3,556
Diluted earnings	$(123,838)	$121,313
Weighted-average shares outstanding, basic	174,041,630	172,598,349
Effect of dilutive securities - Convertible Notes(3)	—	8,271,060
Weighted-average common shares outstanding, diluted	174,041,630	180,869,409
Per share amount, diluted	$(0.71)	$0.67

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our Convertible Notes, net of incentive fees.
(3)For the three months ended March 31, 2024, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. For the three months ended March 31, 2023, represents 8.3 million of weighted average shares, using the if-converted method, related to our March 2022 Convertible Notes. Refer to Note 12 for further discussion of our convertible notes.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of March 31, 2024, total accumulated other comprehensive income was $9.9 million, primarily representing $230.0 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $220.1 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2023, total accumulated other comprehensive income was $9.5 million, primarily representing $183.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $174.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of March 31, 2024, our Multifamily Joint Venture’s total equity was $132.2 million, of which $112.4 million was owned by us, and $19.8 million was allocated to non-controlling interests. As of December 31, 2023, our Multifamily Joint Venture’s total equity was $132.0 million, of which $112.2 million was owned by us, and $19.8 million was allocated to non-controlling interests.
15. OTHER EXPENSES
Our other expenses consist of the management and incentive fees we pay to our Manager and our general and administrative expenses.
Management and Incentive Fees
Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager earns a base management fee in an amount equal to 1.50% per annum multiplied by our Equity, as defined in the Management Agreement. In addition, our Manager is entitled to an incentive fee in an amount equal to the product of (i) 20% and (ii) the excess of (a) our Core Earnings (as defined in our Management Agreement) for the previous 12-month period over (b) an amount equal to 7.00% per annum multiplied by our Equity, provided that our Core Earnings over the prior three-year period is greater than zero. Core Earnings, as defined in our Management Agreement, is generally equal to our GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), (iv) net income (loss) attributable to our legacy portfolio, (v) certain non-cash items, and (vi) incentive management fees.

During the three months ended March 31, 2024 and 2023, we incurred $18.9 million and $18.6 million, respectively, of management fees payable to our manager. During the three months ended March 31, 2024, we did not incur incentive fees payable to our Manager. During the three months ended March 31, 2023, we incurred $12.5 million of incentive fees payable to our Manager.
As of March 31, 2024 and December 31, 2023 we had accrued management and incentive fees payable to our Manager of $18.9 million and $26.3 million, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Professional services	$4,140	$3,279
Operating and other costs	1,476	1,931
Subtotal(1)	5,616	5,210
Non-cash compensation expenses
Restricted class A common stock earned	7,911	7,492
Director stock-based compensation	201	163
Subtotal	8,112	7,655
Total general and administrative expenses	$13,728	$12,865

(1)During the three months ended March 31, 2024 and 2023, we recognized an aggregate $223,000 and $308,000, respectively, of expenses related to our Multifamily Joint Venture.
16. INCOME TAXES
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2024 and December 31, 2023, we were in compliance with all REIT requirements.
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
During the three months ended March 31, 2024 and 2023, we recorded a current income tax provision of $1.0 million, and $1.9 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2024 or December 31, 2023.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of March 31, 2024, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
As of March 31, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.
17. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2024, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2024, there were 7,373,003 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2023	2,180,181	$24.41
Granted	463,103	21.41
Vested	(205,121)	27.21
Forfeited	(92,167)	24.40
Balance as of March 31, 2024	2,345,996	$23.57
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 2,345,996 shares of restricted class A common stock outstanding as of March 31, 2024 will vest as follows: 1,055,359 shares will vest in 2024; 848,837 shares will vest in 2025; and 441,800 shares will vest in 2026. As of March 31, 2024, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $50.8 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from March 31, 2024.
18. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$25,922	$—	$25,922	$—	$1,890	$—	$1,890
Liabilities
Derivatives	$—	$990	$—	$990	$—	$94,817	$—	$94,817
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	March 31, 2024			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$413,986	$413,986	$413,986	$350,014	$350,014	$350,014
Loans receivable, net	22,437,942	23,317,882	22,275,189	23,210,076	23,923,719	23,015,737
Financial liabilities
Secured debt, net	12,387,289	12,403,449	12,162,645	12,683,095	12,697,058	12,425,609
Securitized debt obligations, net	2,328,073	2,329,456	2,161,784	2,505,417	2,507,514	2,323,441
Asset-specific debt, net	1,061,380	1,064,484	1,051,739	1,000,210	1,004,097	992,357
Loan participations sold, net	334,909	335,280	331,626	337,179	337,721	333,745
Secured term loans, net	2,098,415	2,129,723	2,102,411	2,101,632	2,135,221	2,102,950
Senior secured notes, net	337,083	339,918	302,283	362,763	366,090	327,081
Convertible notes, net	296,166	300,000	273,521	295,847	300,000	272,076
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
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2024	December 31, 2023
Assets
Loans receivable	$2,973,831	$3,061,278
Current expected credit loss reserve	(168,521)	(183,508)
Loans receivable, net	2,805,310	2,877,770
Other assets	13,462	103,692
Total assets	$2,818,772	$2,981,462
Liabilities
Securitized debt obligations, net	$2,328,073	$2,505,417
Other liabilities	7,518	8,101
Total liabilities	$2,335,591	$2,513,518
Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest expense, however it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide material financial support to these consolidated VIEs.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
20. TRANSACTIONS WITH RELATED PARTIES
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2024, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of March 31, 2024, our consolidated balance sheet included $18.9 million of accrued management fees payable to our Manager and no accrued incentive fees. As of December 31, 2023, our consolidated balance sheet included $26.3 million of accrued management and incentive fees payable to our Manager. During the three months ended March 31, 2024, we paid aggregate management and incentive fees of $26.3 million, compared to $33.8 million during the same period of 2023. In addition, during the three months ended March 31, 2024, we incurred expenses of $221,000 that were paid by our Manager and will be reimbursed by us, compared to $382,000 of such expenses during the same period of 2023.
As of March 31, 2024, our Manager held 1,207,623 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $29.3 million, and vest in installments over three years from the date of issuance. During the three months ended March 31, 2024 and 2023, we recorded non-cash expenses related to shares held by our Manager of $4.3 million and $3.9 million, respectively. Refer to Note 17 for further details on our restricted class A common stock.
As of March 31, 2024, our Manager, its affiliates, Blackstone employees, and our directors held an aggregate 12,848,779 shares, or 7.4%, of our class A common stock, of which 7,582,044 shares, or 4.4%, were held by subsidiaries of Blackstone, including our Manager. Additionally, our directors held 370,173 of deferred stock units as of March 31, 2024.
CT Investment Management Co., LLC, or CTIMCO, an affiliate of our Manager, is the special servicer of the CLOs. CTIMCO did not earn any special servicing fees related to the CLOs during the during the three months ended March 31, 2024 and 2023.
We have engaged EQ Management, LLC, a portfolio company owned by a Blackstone-advised investment vehicle, to provide management services and operational services, as well as a limited scope of corporate support services, to our REO asset. During the three months ended March 31, 2024, we did not incur any expenses for these services.
In the first quarter of 2024, in order to provide insurance for our REO asset, we became a member of Gryphon Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties.
During the three months ended March 31, 2024, we paid $109,000 to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. This amount covers the period starting on the date we became a member of Gryphon and ending in July, when the annual payment for the upcoming policy period will be due for us and the other Blackstone-advised investment vehicles that are members of Gryphon. Of this amount, $2,000 was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon.
We have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l., portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis. During the three months ended March 31, 2024 and 2023, we incurred $251,000 and $214,000, respectively, of expenses to this service provider.
Additionally, we have engaged an affiliate of our Manager to provide internal audit services. During both the three months ended March 31, 2024 and 2023, we incurred $24,000 of expenses to this service provider.

Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. We utilized BTIG as a broker to engage third-parties to facilitate our repurchase of our Senior Secured Notes. During the three months ended March 31, 2024, we repurchased $26.2 million of our Senior Secured Notes utilizing BTIG as a broker. BTIG received aggregate fees of $40,000 in such capacity. The fees were on terms equivalent to those of other brokers under similar arrangements. BTIG did not act as a broker to engage third parties to repurchase our Senior Secured Notes during the three months ended March 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
In the first quarter of 2024, a Blackstone-advised investment vehicle originated a loan to one of our unaffiliated third-party borrowers, the proceeds of which repaid a $98.6 million performing senior loan owned by us. The transaction was initiated by the third-party borrower with the loan terms and pricing on market terms.
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
21. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of March 31, 2024, we had aggregate unfunded commitments of $2.1 billion across 90 loans receivable, and $1.0 billion of committed or identified financings for those commitments, resulting in net unfunded commitments of $1.0 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.2 years.

Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2024 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2024 (remaining)	$2,232,905	$—	$16,497	$—	$—	$2,249,402
2025	1,661,438	848,368	21,997	—	—	2,531,803
2026	4,042,308	—	1,302,575	—	—	5,344,883
2027	3,251,934	—	8,258	339,918	300,000	3,900,110
2028	524,681	—	8,258	—	—	532,939
Thereafter	690,183	216,116	772,138	—	—	1,678,437
Total obligation	$12,403,449	$1,064,484	$2,129,723	$339,918	$300,000	$16,237,574

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
(2)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 10 for further details on our Term Loans.
(3)Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 12 for further details on our Convertible Notes.
(4)Total does not include $2.3 billion of consolidated securitized debt obligations, $742.6 million of non-consolidated senior interests, and $335.3 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Board of Directors’ Compensation
As of March 31, 2024, of the nine members of our board of directors, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of March 31, 2024, the other two board members, the chair of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.

Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,” “expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,” “foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward- looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

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
Recent Developments

Macroeconomic Environment

The three months ended March 31, 2024 have shown a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions have persisted. If inflation and other economic indicators do not meet central banks’ relevant expectations, interest rates could remain higher for longer than expected by market participants and observers, which could create further uncertainty for the economy and our borrowers.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended March 31, 2024, we recorded a basic net loss per share of $0.71, declared a dividend of $0.62 per share, and reported $0.33 per share of

Distributable Earnings. In addition, our book value as of March 31, 2024 was $23.83 per share, which is net of cumulative CECL reserves of $4.40 per share.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net loss per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2024	December 31, 2023
Net loss(1)	$(123,838)	$(2,376)
Weighted-average shares outstanding, basic	174,041,630	172,824,083
Per share amount, basic	$(0.71)	$(0.01)
Dividends declared per share	$0.62	$0.62

(1)Represents net loss attributable to Blackstone Mortgage Trust. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.
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
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our class A common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 16 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.
Furthermore, we believe it is useful to present Distributable Earnings prior to charge-offs of CECL reserves to reflect our direct operating results and help existing and potential future holders of our class A common stock assess the performance of our business excluding such charge-offs. We utilize Distributable Earnings prior to charge-offs of CECL reserves as an additional performance metric to consider when declaring our dividends. Distributable Earnings mirrors the terms of our Management Agreement for purposes of calculating our incentive fee expense. Therefore, Distributable Earnings prior to charge-offs of CECL reserves is calculated net of the incentive fee expense that would have been recognized if such charge-offs had not occurred.
Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves do not represent net income (loss) or cash generated from operating activities and should not be considered as alternatives to GAAP net income (loss), or indicators of our GAAP cash flows from operations, measures of our liquidity, or indicators of funds available for our cash needs. In addition, our methodology for calculating Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves may differ from the methodologies employed by other companies to calculate the same or similar supplemental performance measures, and accordingly, our reported Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves may not be comparable to similar metrics reported by other companies.
The following table provides a reconciliation of Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves to GAAP net loss ($ in thousands, except per share data):

	Three Months Ended
	March 31, 2024	December 31, 2023
Net loss(1)	$(123,838)	$(2,376)
Charge-offs of CECL reserves(2)	(61,013)	—
Increase in CECL reserves	234,868	115,261
Non-cash compensation expense	8,112	7,729
Realized hedging and foreign currency gain (loss), net(3)	111	(1,557)
Adjustments attributable to non-controlling interests, net	(35)	(83)
Other items	(7)	8
Distributable Earnings	$58,198	$118,982
Charge-offs of CECL reserves(2)	61,013	—
Incentive fee related to charge-offs of CECL reserves(4)	(6,272)	—
Distributable Earnings prior to charge-offs of CECL reserves	$112,939	$118,982
Weighted-average shares outstanding, basic(5)	174,041,630	172,824,083
Distributable Earnings per share, basic	$0.33	$0.69
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.65	$0.69

(1)Represents net loss attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable during the three months ended March 31, 2024.
(3)Represents realized gains (losses) on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net loss, but rather as a component of other comprehensive income in our consolidated financial statements.
(4)Reflects the $6.3 million incentive fee expense that would have been incurred if such charge-offs had not occurred.
(5)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2024	December 31, 2023
Stockholders’ equity	$4,144,753	$4,367,711
Shares
Class A common stock	173,582,305	173,209,933
Deferred stock units	370,173	359,464
Total outstanding	173,952,478	173,569,397
Book value per share(1)	$23.83	$25.16

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
Loan fundings during the quarter totaled $353.2 million and loan repayments and sales totaled $1.0 billion. We generated interest income of $486.1 million and incurred interest expense of $343.7 million during the quarter, which resulted in $142.4 million of net interest income during the three months ended March 31, 2024.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023
Loan originations(1)	$—	$46,000
Loan fundings(2)	$353,154	$316,633
Loan repayments and sales(3)	(1,037,052)	(643,822)
Total net repayments	$(683,898)	$(327,189)

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three months ended March 31, 2024 and December 31, 2023, include $49.1 million and $36.1 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three months ended March 31, 2024 and December 31, 2023 include $454.8 million and $795.8 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests. Additionally, loan repayments and sales during the three months ended December 31, 2023 include $50.0 million of sales of junior loan interests. There were no sales of junior loan interests during the three months ended March 31, 2024.

The following table details overall statistics for our loan portfolio as of March 31, 2024 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	173	173
Principal balance	$23,317,882	$23,959,967
Net book value	$22,437,942	$22,437,942
Unfunded loan commitments(2)	$2,089,678	$2,089,678
Weighted-average cash coupon(3)	+ 3.36%	+ 3.33%
Weighted-average all-in yield(3)	+ 3.68%	+ 3.66%
Weighted-average maximum maturity (years)(4)	2.2	2.3
Origination loan to value (LTV)(5)	63.3%	63.4%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $185.3 million of subordinate mezzanine loans, as of March 31, 2024, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $332.0 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of March 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of March 31, 2024, 13% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 87% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of March 31, 2024 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$3,056	$—	$3,056
0.00% or no floor(3)(4)	4,882,522	6,526,128	11,408,650
0.01% to 1.00% floor	5,603,072	796,480	6,399,552
1.01% to 2.00% floor	2,506,945	297,798	2,804,743
2.01% to 3.00% floor	2,021,299	302,252	2,323,551
3.01% or more floor	811,712	208,703	1,020,415
Total(5)	$15,828,606	$8,131,361	$23,959,967

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(3)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(4)Includes all floating rate impaired loans.
(5)As of March 31, 2024, the weighted-average index rate floor of our total loan exposure was 0.76%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.30%. As of December 31, 2023, the weighted-average index rate floor of our total loan exposure was 0.56%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.02%.

The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of March 31, 2024 (total loan exposure amounts in thousands):

Loan Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
137	$	$15,828,606	SOFR(4)	+ 3.10%	+ 3.39%
18	£	£2,693,749	SONIA	+ 3.85%	+ 4.32%
11	€	€2,528,789	EURIBOR	+ 3.17%	+ 3.60%
7	Various	$2,002,479	Other(5)	+ 4.15%	+ 4.44%
173		$23,959,967		+ 3.33%	+ 3.66%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
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

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of March 31, 2024:

Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2024, which is our total loan exposure net of (i) $742.6 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $234.8 million of senior loan participations sold, (iv) $57.9 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $751.4 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of March 31, 2024, 99.0% of borrowers, based on net loan exposure, were compliant with the contractual terms of each respective loan. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors. As of March 31, 2024, one of our impaired loans with an amortized cost basis of $138.8 million was past its current maturity date. This loan was also more than 90 days past due on its interest payment and had a risk rating of “5.” Additionally, as of March 31, 2024, one other impaired loan with an amortized cost basis of $223.4 million was less than 30 days past due on its interest payment and had a risk rating of “5.”
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV is 63.4%, excluding any loans that are impaired and any junior participations sold, as of March 31, 2024. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of March 31, 2024, we had an aggregate $602.6 million asset-specific CECL reserve related to 17 of our loans receivable, with an aggregate amortized cost basis of $2.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2024.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0 as of both March 31, 2024 and December 31, 2023, respectively.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	18	$791,251	$839,963	$791,925
2	34	5,889,271	5,904,694	4,816,066
3	88	11,425,297	11,750,476	11,075,625
4	16	2,692,813	3,013,626	2,634,523
5	17	2,390,680	2,451,208	1,790,729
Loans receivable	173	$23,189,312	$23,959,967	$21,108,868
CECL reserve		(751,370)
Loans receivable, net		$22,437,942

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2024, which is our total loan exposure net of (i) $742.6 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $234.8 million of senior loan participations sold, (iv) $57.9 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $751.4 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Current Expected Credit Loss Reserve
The CECL reserves required by GAAP reflect our current estimate of potential credit losses related to our loans and notes receivable included in our consolidated balance sheets. Other than a few narrow exceptions, GAAP requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors.
During the three months ended March 31, 2024, we recorded an increase of $235.4 million in the CECL reserves against our loans receivable portfolio, primarily related to seven new impaired loans, offset by charge-offs of our CECL reserves of $61.0 million, bringing our total loans receivable CECL reserve to $751.4 million as of March 31, 2024. These charge-offs related to three previously impaired loans that were resolved during the three months ended March 31, 2024. The resolutions were the result of (i) a deed-in-lieu of foreclosure related to an office asset in Mountain View, CA, which is now included on our consolidated balance sheet as an REO asset, (ii) the sale of an office asset in Miami, FL to a new borrower, resulting in a repayment of $9.5 million and a reduction to the outstanding principal balance of the loan, and (iii) a repayment of a multifamily asset in New York, NY. As of March 31, 2024, the income accrual was suspended on the seven additional loans that were impaired as the recovery of income and principal was doubtful. During the three months ended March 31, 2024, we recorded $16.8 million of interest income on these seven loans.
As of March 31, 2024, we had an aggregate $602.6 million asset-specific CECL reserve related to 17 of our loans receivable, with an aggregate amortized cost basis of $2.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended March 31, 2024, we received an aggregate $16.8 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of March 31, 2024, one of our impaired loans with an amortized cost basis of $138.8 million was past its current maturity date. This loan was also more than 90 days past due on its interest payment and had a risk rating of “5.”. Additionally, as of March 31, 2024, one other impaired loan with an amortized cost basis of $223.4 million was less than 30 days past due on its interest payment and had a risk rating of “5.” As of March 31, 2024, all other borrowers were compliant with the contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.
Multifamily Joint Venture
As of March 31, 2024, our multifamily joint venture held $614.4 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.

Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2024	December 31, 2023
Secured debt	$12,403,449	$12,697,058
Securitizations	2,329,456	2,507,514
Asset-specific debt	1,064,484	1,004,097
Total portfolio financing	$15,797,389	$16,208,669
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2024	December 31, 2023
Secured credit facilities	$12,403,449	$12,697,058
Acquisition facility	—	—
Total secured debt	$12,403,449	$12,697,058

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2024 ($ in thousands):

	Three Months Ended March 31, 2024	March 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$23,000	$5,632,133	+1.52%	$8,305,372	+3.24%	+1.72%
+ 1.51% to + 1.75%	—	2,496,771	+1.81%	3,471,486	+3.52%	+1.71%
+ 1.76% to + 2.00%	—	1,649,419	+2.10%	2,582,739	+3.86%	+1.76%
+ 2.01% or more	384,616	2,625,126	+2.62%	3,772,869	+4.25%	+1.63%
Total	$407,616	$12,403,449	+1.89%	$18,132,466	+3.58%	+1.69%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we obtained approval for during the three months ended March 31, 2024.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery method.
(4)Represents the weighted-average all-in cost as of March 31, 2024 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets and the book value of the REO asset.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.

Acquisition Facility
As of March 31, 2024, we had a $100.0 million full recourse secured credit facility that was designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility was variable, dependent on the type of loan collateral. As of March 31, 2024, we had no assets pledged to our acquisition facility and no outstanding borrowings. This facility matured on April 3, 2024.
Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	March 31, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,452	$784,138	+ 1.70%	May 2038
Underlying Collateral Assets	26	981,703	981,703	+ 3.16%	March 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	689,384	689,384	+ 2.19%	November 2037
Underlying Collateral Assets	15	880,634	880,634	+ 2.86%	January 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	854,620	854,551	+ 1.62%	February 2038
Underlying Collateral Assets	15	1,111,495	1,111,495	+ 2.85%	February 2026
Total
Senior CLO Securities Outstanding(5)	3	$2,329,456	$2,328,073	+ 1.82%
Underlying Collateral Assets	56	$2,973,832	$2,973,832	+ 2.94%

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
(5)During the three months ended March 31, 2024, we recorded $41.5 million of interest expense related to our securitized debt obligations.
Refer to Note 7 and Note 19 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	March 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,064,484	$1,061,380	+ 3.16%	April 2026
Collateral assets	2	$1,268,225	$1,261,171	+ 3.90%	April 2026

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	March 31, 2024	December 31, 2023
Term loans	$2,129,723	$2,135,221
Senior secured notes	339,918	366,090
Convertible notes	300,000	300,000
Total corporate financing	$2,769,641	$2,801,311

The following table details our outstanding senior term loan facilities, or Term Loans, Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of March 31, 2024 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$908,474	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	409,886	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	811,363	+ 3.50%	+ 4.11%	May 9, 2029
Total term loans	$2,129,723
Senior Secured Notes
Senior Secured Notes	$339,918	3.75%	4.02%	January 15, 2027
Convertible Notes Issuance
Convertible Notes(3)	$300,000	5.50%	5.94%	March 15, 2027
Total corporate financings	$2,769,641

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of March 31, 2024.
During the three months ended March 31, 2024, we repurchased an aggregate principal amount of $26.2 million of the Senior Secured Notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.0 million during the three months ended March 31, 2024.
Refer to Note 2, Note 10, Note 11, and Note 12 to our consolidated financial statements for additional discussion of our Term Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of March 31, 2024 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)(6)	$12,634,820	£2,507,749	€2,528,789	$2,002,479
Floating rate debt(2)(5)(7)	(11,989,268)	(1,854,406)	(1,876,906)	(1,571,844)
Net floating rate exposure	$645,552	£653,343	€651,883	$430,635
Net floating rate exposure in USD(8)	$645,552	$824,715	$703,381	$430,635

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
(4)Excludes $2.4 billion of floating rate impaired loans.
(5)Excludes $742.6 million of non-consolidated senior interests and $335.3 million of loan participations sold, as of March 31, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(6)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(7)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and Term Loans.
(8)Represents the U.S. dollar equivalent as of March 31, 2024.

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of March 31, 2024, 95% of our performing loans have interest rate caps, with a weighted-average strike price of 3.4%, or interest guarantees. During the three months ended March 31, 2024, interest rate caps on $4.2 billion of loans, with a 3.3% weighted-average strike price, expired and 95% were replaced with new interest rate caps, with a weighted-average strike price of 4.2%, or interest guarantees.

III. Our Results of Operations
Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and December 31, 2023 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2024	December 31, 2023	$
Income from loans and other investments
Interest and related income	$486,122	$505,003	$(18,881)
Less: Interest and related expenses	343,730	351,238	(7,508)
Income from loans and other investments, net	142,392	153,765	(11,373)
Other expenses
Management and incentive fees	18,927	26,342	(7,415)
General and administrative expenses	13,728	13,254	474
Total other expenses	32,655	39,596	(6,941)
Increase in current expected credit loss reserve	(234,868)	(115,261)	(119,607)
Gain on extinguishment of debt	2,963	75	2,888
Loss before income taxes	(122,168)	(1,017)	(121,151)
Income tax provision	1,002	698	304
Net loss	(123,170)	(1,715)	(121,455)
Net income attributable to non-controlling interests	(668)	(661)	(7)
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(123,838)	$(2,376)	$(121,462)
Net loss per share of common stock, basic and diluted	$(0.71)	$(0.01)	$(0.70)
Weighted-average shares of common stock outstanding, basic and diluted	174,041,630	172,824,083	1,217,547
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $11.4 million during the three months ended March 31, 2024 compared to the three months ended December 31, 2023. The decrease was primarily due to a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended March 31, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $144.4 million for the three months ended March 31, 2024 compared to the three months ended December 31, 2023.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $6.9 million during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 primarily due to a decrease of $7.5 million of incentive fees payable to our Manager, due to a decrease in Distributable Earnings, driven primarily by charge-offs of CECL reserves. This was offset by an increase of $353,000 of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.
Changes in current expected credit loss reserve
During the three months ended March 31, 2024, we recorded a $234.9 million increase in our CECL reserves, as compared to a $115.3 million increase during the three months ended December 31, 2023. These CECL reserves primarily reflect certain impaired loans in our portfolio.

Gain on extinguishment of debt
During the three months ended March 31, 2024, we recognized a gain on extinguishment of debt of $3.0 million related to the repurchase of an aggregate principal amount of $26.2 million of our Senior Secured Notes. During the three months ended December 31, 2023 we recognized a gain on extinguishment of $75,000 related to the repurchase of an aggregate principal amount of $500,000 of our Senior Secured Notes.
Income tax provision
The income tax provision increased by $304,000 during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 primarily due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended March 31, 2024, we declared dividends of $0.62 per share, or $107.7 million in aggregate. During the three months ended December 31, 2023, we declared dividends of $0.62 per share, or $107.4 million in aggregate.
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 and 2023 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2024	2023	$
Income from loans and other investments
Interest and related income	$486,122	$491,384	$(5,262)
Less: Interest and related expenses	343,730	317,197	26,533
Income from loans and other investments, net	142,392	174,187	(31,795)
Other expenses
Management and incentive fees	18,927	31,050	(12,123)
General and administrative expenses	13,728	12,865	863
Total other expenses	32,655	43,915	(11,260)
Increase in current expected credit loss reserve	(234,868)	(9,823)	(225,045)
Gain on extinguishment of debt	2,963	—	2,963
(Loss) income before income taxes	(122,168)	120,449	(242,617)
Income tax provision	1,002	1,893	(891)
Net (loss) income	(123,170)	118,556	(241,726)
Net income attributable to non-controlling interests	(668)	(799)	131
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(123,838)	$117,757	$(241,595)
Net (loss) income per share of common stock
Basic	$(0.71)	$0.68	$(1.39)
Diluted	$(0.71)	$0.67	$(1.38)
Weighted-average shares of common stock outstanding
Basic	174,041,630	172,598,349	1,443,281
Diluted	174,041,630	180,869,409	(6,827,779)
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $31.8 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to (i) a decline in interest income related to additional loans accounted for under the cost-recovery method for the three months ended March 31, 2024, and

(ii) a decrease in the weighted-average principal balance of our loan portfolio by $1.6 billion for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $1.7 billion for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $11.3 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to a decrease of $12.5 million of incentive fees payable to our Manager, due to a decrease in Distributable Earnings, driven primarily by charge-offs of CECL reserves. This was offset by (i) an increase in non-cash restricted stock amortization of $419,000 related to shares awarded under our long-term incentive plans, (ii) a $406,000 increase of other operating expenses, and (iii) an increase of $374,000 of management fees payable to our Manager, primarily as a result of an increase in our Equity, as defined in our Management Agreement.
Changes in current expected credit loss reserve
During the three months ended March 31, 2024, we recorded a $234.9 million increase in our CECL reserves, as compared to a $9.8 million increase during the three months ended March 31, 2023. These CECL reserves primarily reflect certain impaired loans in our portfolio.
Gain on extinguishment of debt
During the three months ended March 31, 2024, we recognized a gain on extinguishment of debt of $3.0 million related to the repurchase of an aggregate principal amount of $26.2 million of our Senior Secured Notes. There was no repurchase activity or gain on extinguishment of debt in the three months ended March 31, 2023.
Income tax provision
The income tax provision decreased by $891,000 during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, due to decreased activity in our taxable REIT subsidiaries.
Dividends per share
During the three months ended March 31, 2024, we declared dividends of $0.62 per share, or $107.7 million in aggregate. During three months ended March 31, 2023, we declared dividends of 0.62 per share, or $106.8 million in aggregate.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of March 31, 2024, our capitalization structure included $4.1 billion of common equity, $2.8 billion of corporate debt, and $15.8 billion of asset-level financings. Our $2.8 billion of corporate debt includes $2.1 billion of Term Loan borrowings, $339.9 million of Senior Secured Notes, and $300.0 million of Convertible Notes. Our $15.8 billion of asset-level financings includes $12.4 billion of secured debt, $2.3 billion of securitizations, and $1.1 billion of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of March 31, 2024, we have $1.7 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 6, 7, 8, 9, 10, 11, and 12 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2024	December 31, 2023
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.8x	3.7x
Adjusted debt-to-equity ratio(3)	3.2x	3.2x
Total leverage ratios(1)
Total leverage ratio(4)	4.4x	4.3x
Adjusted total leverage ratio(5)	3.7x	3.7x

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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	March 31, 2024	December 31, 2023
Total equity	$4,164,587	$4,387,504
Add back: aggregate CECL reserves	766,162	592,307
Adjusted Equity	$4,930,749	$4,979,811

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$413,986	$350,014
Available borrowings under secured debt	1,161,959	1,269,111
Loan principal payments held by servicer, net(1)	90,006	48,287
	$1,665,951	$1,667,412

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the three months ended March 31, 2024, we generated cash flow from operating activities of $94.6 million and received $637.2 million from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,973,525 shares of class A common stock were available for issuance as of March 31, 2024, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of March 31, 2024. Refer to Note 14 to our consolidated financial statements for additional details.
Liquidity Needs
In addition to our loan origination and funding activity and general operating expenses, our primary liquidity needs include interest and principal payments under our $12.4 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. During the three months ended March 31, 2024 we repurchased an aggregate principal amount of $26.2 million of the Senior Secured Notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.0 million during the three months ended March 31, 2024.
As of March 31, 2024, we had unfunded commitments of $2.1 billion related to 90 loans receivable and $1.0 billion of committed or identified financing for those commitments resulting in net unfunded commitments of $1.0 billion. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.2 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2024 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$2,089,678	$763,952	$657,847	$263,024	$404,855
Principal repayments under secured debt(3)	12,403,449	2,663,473	6,746,195	2,303,598	690,183
Principal repayments under asset-specific debt(3)	1,064,484	—	848,368	—	216,116
Principal repayments of term loans(4)	2,129,723	21,997	1,321,138	16,516	770,072
Principal repayments of senior secured notes	339,918	—	339,918	—	—
Principal repayments of convertible notes(5)	300,000	—	300,000	—	—
Interest payments(3)(6)	2,855,154	1,125,495	1,358,662	351,414	19,583
Total(7)	$21,182,406	$4,574,917	$11,572,128	$2,934,552	$2,100,809

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
(4)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 10 to our consolidated financial statements for further details on our Term Loans.
(5)Reflects the outstanding principal balance of convertible notes, excluding any potential conversion premium. Refer to Note 12 to our consolidated financial statements for further details on our convertible notes.
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of March 31, 2024 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.3 billion of consolidated securitized debt obligations, $742.6 million of non-consolidated senior interests, and $335.3 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
We are also required to settle our foreign exchange and interest rate derivatives with our derivative counterparties upon maturity which, depending on foreign currency exchange and interest rate movements, may result in cash received from or due to such counterparties. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 13 to our consolidated financial statements for details regarding our derivative contracts.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 15 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.
As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Distributable Earnings as described above.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2024	2023
Cash flows provided by operating activities	$94,610	$109,617
Cash flows provided by used in investing activities	376,316	157,087
Cash flows used in by financing activities	(404,343)	(43,725)
Net increase in cash and cash equivalents	$66,583	$222,979
We experienced a net increase in cash and cash equivalents of $66.6 million for the three months ended March 31, 2024, compared to a net increase of $223.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, we received $1.0 billion from loan principal collections and sales proceeds, of which $637.2 million is reflected in our consolidated statement of cash flows prepared in accordance with GAAP, excluding (i) $454.8 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests and (ii) $114.2 million of loan portfolio payments held by servicer. Also, during the three months ended March 31, 2024, we (i) funded $301.7 million of loans, (ii) repaid $178.1 million of securitized debt obligations, (iii) repaid a net $141.9 million of secured debt borrowings, and (iv) paid $107.4 million of dividends on our class A common stock.
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 6, 7, and 14 to our consolidated financial statements for additional discussion of our secured debt, securitized debt obligations, and equity, respectively.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2024 and December 31, 2023, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income. Refer to Note 16 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. There have been no material changes to our Critical Accounting Policies described in our Annual Report on Form 10-K filed with the SEC on February 14, 2024, other than a supplement to the accounting policy for our real estate owned. Refer to Note 2 to our consolidated financial statements for additional discussion of the accounting policy for our real estate owned.

Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our portfolio. We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 29, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2024.
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

During the three months ended March 31, 2024, we recorded an aggregate $173.9 million increase in our CECL reserves, bringing our total reserves to $766.2 million as of March 31, 2024. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.

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

Real Estate Owned
We may assume legal title or physical possession of the collateral underlying a loan through a foreclosure or the execution of a deed-in-lieu of foreclosure. These real estate acquisitions are classified as real estate owned, or REO, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations.”
Upon acquisition of REO, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified intangible assets and assumed liabilities, as applicable, and allocate the fair value to the acquired assets and assumed liabilities. We assess and consider fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as other available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions. We capitalize acquisition-related costs associated with asset acquisitions.
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’ estimated useful lives of up to 40 years for buildings and 10 years for tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. The cost of ordinary repairs and maintenance are expensed as incurred.
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows, the asset is considered impaired and the depreciated cost basis is reduced to the fair value. The impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.
Real estate assets are classified as held for sale in the period when they meet the criteria under ASC Topic 360 “Property, Plant, and Equipment.” Once a real estate asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell.
As of March 31, 2024, we had one REO asset which was vacant and classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2024 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	4/9/2018	$1,487	$1,183	$1,182	+4.27%	+4.44%	6/9/2025	New York	Office	$417 / sqft	48%	2
2	Senior Loan	8/14/2019	1,059	985	982	+3.06%	+3.72%	12/23/2024	Dublin - IE	Mixed-Use	$327 / sqft	74%	3
3	Senior Loan	6/24/2022	863	863	857	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$393 / sqft	59%	3
4	Senior Loan	3/22/2018	584	584	584	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
5	Senior Loan	7/23/2021	480	463	461	+3.60%	+4.04%	8/9/2027	New York	Multi	$621,903 / unit	58%	2
6	Senior Loan	3/30/2021	448	448	446	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$86 / sqft	76%	2
7	Senior Loan(4)	11/22/2019	470	398	79	+3.77%	+4.03%	12/9/2025	Los Angeles	Office	$730 / sqft	69%	4
8	Senior Loan	12/9/2021	385	371	370	+2.76%	+3.00%	12/9/2026	New York	Mixed-Use	$128 / sqft	50%	2
9	Senior Loan	9/23/2019	375	352	351	+3.00%	+3.27%	8/16/2024	Diversified - Spain	Hospitality	$127,557 / key	62%	3
10	Senior Loan	4/11/2018	345	340	340	+2.25%	+2.28%	5/1/2025	New York	Office	$431 / sqft	71%	4
11	Senior Loan	7/15/2021	310	301	299	+4.25%	+4.75%	7/16/2026	Diversified - EUR	Hospitality	$229,765 / key	53%	3
12	Senior Loan	5/6/2022	298	298	296	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$94 / sqft	53%	2
13	Senior Loan	12/11/2018	356	296	298	+1.75%	+1.76%	12/9/2026	Chicago	Office	$251 / sqft	78%	4
14	Senior Loan	9/29/2021	312	295	294	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$384 / sqft	66%	2
15	Senior Loan	3/25/2022	294	294	293	+4.50%	+4.86%	3/25/2027	Diversified - UK	Hospitality	$129,402 / key	65%	2
16	Senior Loan	10/25/2021	293	293	293	+4.00%	+4.32%	10/25/2024	Diversified - AU	Hospitality	$144,625 / key	56%	2
17	Senior Loan	11/30/2018	286	286	267	+2.43%	+2.43%	8/9/2025	New York	Hospitality	$306,870 / key	n/m	5
18	Senior Loan	10/23/2018	290	285	285	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$266 / sqft	64%	2
19	Senior Loan	9/30/2021	280	277	276	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$146,150 / unit	74%	3
20	Senior Loan	6/28/2022	675	270	264	+4.60%	+5.06%	7/9/2029	Austin	Mixed-Use	$224 / sqft	53%	3
21	Senior Loan	2/27/2020	273	267	267	+2.70%	+2.83%	1/9/2027	New York	Multi	$702,969 / unit	59%	3
22	Senior Loan	1/11/2019	264	264	264	+5.06%	+5.06%	6/14/2028	Diversified - UK	Other	$261 / sqft	74%	3
23	Senior Loan	6/8/2022	272	264	262	+3.65%	+4.00%	6/9/2027	New York	Office	$1,475 / sqft	75%	4
24	Senior Loan	11/30/2018	260	260	260	+4.80%	+4.80%	12/9/2024	San Francisco	Hospitality	$378,454 / key	n/m	5
25	Senior Loan	9/14/2021	259	255	255	+2.61%	+2.87%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
26	Senior Loan	2/23/2022	245	233	232	+2.60%	+2.84%	3/9/2027	Reno	Multi	$216,568 / unit	74%	3
27	Senior Loan(4)	11/10/2021	362	233	46	+4.11%	+4.90%	12/9/2026	San Francisco	Life Sciences	$441 / sqft	66%	3
28	Senior Loan(7)	9/16/2021	228	228	228	+1.63%	+1.63%	11/9/2025	San Francisco	Office	$276 / sqft	53%	4
29	Senior Loan	9/30/2021	256	224	223	+3.11%	+3.11%	10/9/2028	Chicago	Office	$248 / sqft	n/m	5
30	Senior Loan	12/22/2016	252	222	216	+10.50%	+10.50%	6/9/2028	New York	Office	$313 / sqft	n/m	5

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	7/16/2021	$231	$219	$218	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$226,017 / unit	69%	2
32	Senior Loan	4/23/2021	219	209	203	+3.65%	+3.65%	5/9/2024	Washington, DC	Office	$234 / sqft	n/m	5
33	Senior Loan	7/29/2022	253	209	206	+4.60%	+5.65%	7/27/2027	London - UK	Industrial	$275 / sqft	52%	3
34	Senior Loan	6/27/2019	207	207	207	+2.80%	+2.94%	8/15/2026	Berlin - DEU	Office	$435 / sqft	62%	3
35	Senior Loan	6/28/2019	207	207	207	+3.82%	+4.08%	6/26/2024	London - UK	Office	$498 / sqft	71%	3
36	Senior Loan	12/23/2021	326	202	197	+4.25%	+5.02%	6/24/2028	London - UK	Multi	$223,087 / unit	59%	3
37	Senior Loan	9/25/2019	186	186	185	+4.47%	+4.84%	9/26/2024	London - UK	Office	$865 / sqft	72%	3
38	Senior Loan	11/23/2018	185	185	184	+2.68%	+3.30%	8/15/2024	Diversified - UK	Office	$1,141 / sqft	50%	3
39	Senior Loan(8)	7/23/2021	244	184	183	-1.30%	-0.92%	8/9/2028	New York	Office	$596 / sqft	53%	4
40	Senior Loan	2/15/2022	191	181	181	+2.90%	+2.90%	3/9/2027	Denver	Office	$361 / sqft	n/m	5
41	Senior Loan	5/13/2021	199	178	177	+3.66%	+4.11%	6/9/2026	Boston	Life Sciences	$901 / sqft	64%	3
42	Senior Loan	1/27/2022	178	177	177	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$115,605 / unit	71%	3
43	Senior Loan(4)	3/17/2022	223	171	220	+2.65%	+4.37%	6/30/2025	London - UK	Office	$768 / sqft	50%	3
44	Senior Loan	3/9/2022	170	170	170	+2.95%	+3.17%	8/15/2027	Diversified - UK	Retail	$145 / sqft	55%	2
45	Senior Loan	1/26/2022	338	161	158	+4.10%	+4.73%	2/9/2027	Seattle	Office	$337 / sqft	56%	3
46	Senior Loan	10/7/2021	165	161	160	+3.25%	+3.25%	10/9/2025	Los Angeles	Office	$327 / sqft	n/m	5
47	Senior Loan	12/21/2021	156	156	156	+2.83%	+3.15%	4/29/2027	London - UK	Industrial	$316 / sqft	67%	3
48	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
49	Senior Loan	5/27/2021	184	155	155	+2.31%	+2.63%	6/9/2026	Atlanta	Office	$131 / sqft	66%	3
50	Senior Loan	1/17/2020	203	155	155	+3.12%	+3.39%	2/9/2025	New York	Mixed-Use	$128 / sqft	43%	3
51	Senior Loan	6/4/2018	153	153	153	+3.50%	+3.74%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
52	Senior Loan	8/31/2017	152	152	152	+2.62%	+2.62%	9/9/2026	Orange County	Office	$176 / sqft	58%	4
53	Senior Loan	1/7/2022	155	152	151	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
54	Senior Loan(4)	3/29/2022	224	150	29	+4.50%	+5.49%	4/9/2027	Miami	Multi	$255,037 / unit	72%	3
55	Senior Loan	9/30/2021	185	147	146	+4.00%	+4.51%	9/30/2026	Diversified - Spain	Hospitality	$123,124 / key	60%	3
56	Senior Loan	2/20/2019	153	146	146	+4.62%	+4.91%	2/19/2025	London - UK	Office	$588 / sqft	61%	3
57	Senior Loan(4)	9/30/2021	145	145	195	+2.96%	+3.38%	10/9/2026	Boca Raton	Multi	$396,175 / unit	58%	3
58	Senior Loan	11/18/2021	143	143	142	+3.25%	+3.51%	11/18/2026	London - UK	Other	$180 / sqft	65%	2
59	Senior Loan	12/20/2019	142	142	142	+3.22%	+3.44%	12/18/2026	London - UK	Office	$719 / sqft	75%	3
60	Senior Loan	3/10/2020	140	140	139	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	n/m	5

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	2/25/2022	$136	$136	$135	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$77 / sqft	69%	2
62	Senior Loan	8/24/2021	156	133	133	+2.71%	+3.03%	9/9/2026	San Jose	Office	$317 / sqft	65%	3
63	Senior Loan	9/14/2021	132	129	129	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$260,871 / unit	75%	3
64	Senior Loan	12/15/2021	147	129	128	+3.00%	+4.24%	12/9/2026	Dublin - IE	Multi	$323,090 / unit	79%	3
65	Senior Loan	5/20/2021	150	126	120	+3.76%	+3.76%	6/9/2026	San Jose	Office	$322 / sqft	n/m	5
66	Senior Loan	6/30/2022	124	124	124	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$240,581 / key	60%	2
67	Senior Loan	4/6/2021	123	122	122	+3.31%	+3.31%	4/9/2026	Los Angeles	Office	$508 / sqft	n/m	5
68	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.17%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
69	Senior Loan	3/28/2022	130	120	119	+2.55%	+2.80%	4/9/2027	Miami	Office	$325 / sqft	69%	3
70	Senior Loan	8/27/2021	122	119	119	+3.11%	+3.41%	9/9/2026	San Diego	Retail	$450 / sqft	58%	3
71	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	3
72	Senior Loan	12/21/2021	120	118	117	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$403 / sqft	68%	3
73	Senior Loan	7/15/2019	138	117	116	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	4
74	Senior Loan	10/21/2021	114	114	114	+3.01%	+3.26%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
75	Senior Loan	12/10/2021	135	111	111	+3.11%	+3.42%	1/9/2027	Miami	Office	$372 / sqft	49%	3
76	Senior Loan	3/29/2021	111	111	111	+4.02%	+4.28%	3/29/2026	Diversified - UK	Multi	$48,535 / unit	61%	3
77	Senior Loan	6/28/2019	109	109	109	+3.75%	+4.01%	2/1/2026	Los Angeles	Studio	$551 / sqft	48%	3
78	Senior Loan	3/13/2018	123	108	108	+3.11%	+3.34%	4/9/2027	Honolulu	Hospitality	$167,735 / key	50%	3
79	Senior Loan	12/29/2021	110	107	107	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$183,960 / unit	64%	3
80	Senior Loan	2/15/2022	106	105	105	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$241,134 / unit	73%	2
81	Senior Loan	3/29/2022	103	103	103	+2.70%	+2.96%	4/9/2027	Miami	Multi	$286,175 / unit	75%	4
82	Senior Loan	1/30/2020	104	102	102	+2.96%	+3.20%	2/9/2026	Honolulu	Hospitality	$277,513 / key	63%	3
83	Senior Loan	11/27/2019	104	102	102	+2.86%	+3.12%	12/9/2024	Minneapolis	Office	$102 / sqft	64%	3
84	Senior Loan	10/1/2021	101	100	100	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$231,021 / unit	77%	4
85	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
86	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$352,399 / unit	79%	3
87	Senior Loan	12/21/2018	98	95	91	+2.71%	+2.71%	5/9/2024	Chicago	Office	$184 / sqft	n/m	5
88	Senior Loan	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
89	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	2
90	Senior Loan	3/25/2020	91	91	91	+2.40%	+2.66%	3/31/2025	Diversified - NL	Multi	$112,530 / unit	65%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	12/22/2021	$91	$91	$90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
92	Senior Loan	12/15/2021	91	90	90	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$256,393 / unit	76%	4
93	Senior Loan	10/16/2018	88	88	88	+7.36%	+7.36%	11/9/2024	San Francisco	Hospitality	$191,807 / key	n/m	5
94	Senior Loan(4)	12/30/2021	228	88	17	+4.00%	+5.00%	1/9/2028	Los Angeles	Multi	$252,325 / unit	50%	3
95	Senior Loan	6/14/2022	106	86	86	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$179 / sqft	76%	3
96	Senior Loan	6/27/2019	88	86	85	+2.75%	+2.99%	7/9/2024	West Palm Beach	Office	$295 / sqft	70%	2
97	Senior Loan	6/25/2021	85	85	86	+2.86%	+3.31%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
98	Senior Loan	12/15/2021	85	85	84	+4.00%	+4.29%	12/15/2026	Melbourne - AU	Multi	$62,059 / unit	38%	1
99	Senior Loan	3/9/2022	92	85	85	+2.90%	+2.90%	3/9/2025	Boston	Office	$223 / sqft	n/m	5
100	Senior Loan	3/31/2017	84	84	84	+9.41%	+9.41%	4/9/2024	New York	Office	$403 / sqft	n/m	5
101	Senior Loan	7/29/2021	82	82	82	+2.76%	+3.08%	8/9/2026	Charlotte	Multi	$223,202 / unit	78%	3
102	Senior Loan	8/27/2021	79	78	78	+4.10%	+4.35%	9/9/2026	Diversified - US	Hospitality	$116,059 / key	67%	3
103	Senior Loan	11/23/2021	92	77	77	+2.85%	+3.17%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
104	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$212,382 / unit	77%	2
105	Senior Loan	8/14/2019	70	70	70	+2.56%	+2.80%	9/9/2024	Los Angeles	Office	$684 / sqft	57%	3
106	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
107	Senior Loan	8/17/2022	77	69	68	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$106 / sqft	72%	3
108	Senior Loan	8/16/2022	67	66	66	+4.75%	+5.19%	8/16/2027	London - UK	Hospitality	$489,987 / key	64%	3
109	Senior Loan	7/30/2021	67	65	66	+2.61%	+2.87%	8/9/2026	Los Angeles	Multi	$170,357 / unit	70%	2
110	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
111	Senior Loan	3/31/2022	70	65	65	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$141,863 / unit	71%	3
112	Senior Loan	12/17/2021	65	65	64	+4.35%	+4.59%	1/9/2026	Diversified - US	Other	$4,886 / unit	37%	1
113	Senior Loan	3/31/2021	62	62	62	+4.14%	+4.45%	4/1/2024	Boston	Multi	$316,327 / unit	75%	3
114	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
115	Senior Loan	4/15/2021	66	61	61	+3.06%	+3.06%	5/9/2026	Austin	Office	$296 / sqft	n/m	5
116	Senior Loan	6/30/2021	65	61	61	+2.95%	+3.23%	7/9/2026	Nashville	Office	$250 / sqft	71%	3
117	Senior Loan(4)	3/23/2020	59	59	12	+3.82%	+4.57%	4/9/2025	Nashville	Office	$90 / sqft	60%	1
118	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
119	Senior Loan	7/16/2021	58	58	58	+2.75%	+3.03%	8/1/2025	Orlando	Multi	$195,750 / unit	74%	2
120	Senior Loan	12/10/2020	61	58	58	+3.30%	+3.55%	1/9/2026	Fort Lauderdale	Office	$200 / sqft	68%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	6/14/2021	$58	$58	$58	+2.30%	+2.30%	3/9/2027	Miami	Office	$122 / sqft	65%	3
122	Senior Loan	1/21/2022	68	55	55	+3.70%	+3.70%	2/9/2027	Denver	Office	$327 / sqft	n/m	5
123	Senior Loan	12/22/2021	55	55	54	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
124	Mezzanine Loan(9)	8/31/2017	64	54	37	+3.02%	+3.02%	9/9/2026	Orange County	Office	$239 / sqft	n/m	5
125	Senior Loan	8/22/2019	54	54	54	+2.66%	+2.89%	9/9/2024	Los Angeles	Office	$310 / sqft	63%	3
126	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.28%	1/9/2025	Diversified - US	Industrial	$40 / sqft	57%	1
127	Senior Loan	8/5/2021	57	54	53	+2.96%	+3.24%	8/9/2026	Denver	Office	$203 / sqft	70%	3
128	Senior Loan	2/1/2022	79	52	52	+4.50%	+6.37%	2/1/2027	Diversified - UK	Life Sciences	$404 / sqft	45%	3
129	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
130	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
131	Senior Loan	7/28/2021	53	51	51	+2.75%	+3.07%	8/9/2026	Los Angeles	Multi	$288,310 / unit	71%	3
132	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
133	Senior Loan	4/7/2022	57	49	48	+3.25%	+3.54%	4/9/2027	Denver	Office	$143 / sqft	59%	4
134	Senior Loan	7/20/2021	48	48	48	+2.86%	+3.21%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
135	Senior Loan	10/21/2022	47	47	47	+4.14%	+4.51%	10/18/2027	Diversified - DEU	Industrial	$66 / sqft	74%	3
136	Senior Loan	12/29/2021	47	47	46	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
137	Senior Loan	11/30/2016	55	46	46	+3.33%	+3.66%	12/9/2025	Chicago	Retail	$804 / sqft	54%	4
138	Senior Loan	7/30/2021	45	45	45	+2.75%	+2.86%	8/1/2026	Portland	Multi	$227,665 / unit	64%	3
139	Senior Loan	12/8/2021	48	43	43	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$140,343 / unit	69%	3
140	Senior Loan	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	2
141	Senior Loan	11/3/2021	41	41	41	+2.71%	+3.05%	11/9/2026	Washington, DC	Multi	$137,788 / unit	68%	1
142	Senior Loan	12/23/2021	42	41	41	+3.30%	+3.45%	1/1/2027	Dallas	Multi	$110,522 / unit	65%	3
143	Senior Loan	10/1/2019	38	38	38	+3.80%	+4.05%	10/9/2025	Atlanta	Hospitality	$216,005 / key	74%	3
144	Senior Loan	3/31/2022	42	37	37	+2.80%	+3.15%	4/9/2027	Las Vegas	Multi	$148,187 / unit	72%	3
145	Senior Loan	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	Austin	Multi	$196,228 / unit	64%	1
146	Senior Loan	12/23/2021	36	36	35	+1.71%	+2.61%	11/15/2025	New York	Multi	$175,665 / unit	68%	2
147	Senior Loan	5/12/2021	36	36	36	+2.96%	+3.30%	6/9/2026	San Bernardino	Multi	$167,216 / unit	66%	2
148	Senior Loan	12/23/2021	36	36	36	+2.90%	+3.19%	1/1/2025	Jersey City	Multi	$112,228 / unit	46%	2
149	Senior Loan	6/29/2021	40	36	36	+3.70%	+3.70%	7/1/2025	Memphis	Multi	$96,431 / unit	54%	3
150	Senior Loan	9/1/2021	36	35	35	+2.86%	+3.14%	9/9/2026	Phoenix	Multi	$127,218 / unit	70%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 173	Senior Loan	Various	$642	$626	$625	+3.11%	+3.57%	1.7 yrs	Various	Various	Various	62%	2.0
	CECL reserve				(751)
	Loans receivable, net		$26,382	$23,960	$22,438	+3.33%	+3.66%	2.3 yrs				63%	3.0

(1)Senior loans include senior mortgages and similar credit quality loans, including related contiguous subordinate loans and pari passu participations in senior mortgage loans.
(2)Date loan was originated or acquired by us, and the LTV as of such date, excluding any loans that are impaired and any junior participations sold. Origination dates are subsequently updated to reflect material loan modifications.
(3)Total loan amount reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)Total loan exposure reflects our aggregate exposure to each loan investment. As of March 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.3 billion that are included in our consolidated financial statements, (ii) $742.6 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of March 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery method.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)This loan earns interest at a fixed rate. Cash coupon and all-in yield are expressed as a floating rate to include an interest rate swap we entered into that effectively converts the loan to a floating rate exposure.
(8)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 4.03% as of March 31, 2024.
(9)Loan consists of one or more floating and fixed rate tranches. The fixed rate tranche is reflected as a spread over the relevant floating benchmark rate for both coupon and all-in yield.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
For information on financial reference rate reforms, refer to “Part I. Item 1A. Risk Factors—Risks Related to Our Lending and Investment Activities—The transition away from reference rates and the use of alternative replacement reference rates may adversely affect net interest income related to our loans and investments or otherwise adversely affect our results of operations, cash flows and the market value of our investments.” of our Annual Report on Form 10-K filed with the SEC on February 14, 2024.
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following March 31, 2024, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended March 31, 2024 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of March 31, 2024(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)(7)	$20,531,394	$82,126	$164,251	$(82,126)	$(164,251)
Floating rate liabilities(6)(8)	(17,927,111)	(71,908)	(143,817)	71,908	143,817
Net exposure	$2,604,283	$10,218	$20,434	$(10,218)	$(20,434)

(1)Reflects the USD equivalent value of floating rate assets and liabilities denominated in foreign currencies.
(2)Increases (decreases) in interest income and expense are presented net of incentive fees. Refer to Note 15 to our consolidated financial statements for additional details of our incentive fee calculation.
(3)Excludes income from loans accounted for under the cost-recovery method.
(4)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(5)Excludes $2.4 billion of floating rate impaired loans.
(6)Excludes $742.6 million of non-consolidated senior interests and $335.3 million of loan participations sold, as of March 31, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(7)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(8)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and Term Loans.
Investment Portfolio Value
As of March 31, 2024, substantially all of our portfolio earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of March 31, 2024, 95% of our performing loans have interest rate caps, with a weighted-average strike price of 3.4%, or interest guarantees. During the three months ended March 31, 2024, interest rate caps on $4.2 billion of loans, with a 3.3% weighted-average strike price, expired and 95% were replaced with new interest rate caps, with a weighted-average strike price of 4.2%, or interest guarantees.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV was 63.4%, excluding any loans that are impaired and any junior participations sold, as of March 31, 2024. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of March 31, 2024, we had an aggregate $602.6 million asset-specific CECL reserve related to 17 of our loans receivable, with an aggregate amortized cost basis of $2.4 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of March 31, 2024.
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
The three months ended March 31, 2024 have shown a mix of positive and challenging developments leading to continued volatility in global markets. Investor concerns over inflation, interest rates, slowing economic growth, political and regulatory uncertainty and geopolitical conditions have persisted. If inflation and other economic indicators do not meet central banks’ relevant expectations, interest rates could remain higher for longer than expected by market participants and observers, which could create further uncertainty for the economy and our borrowers.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of March 31, 2024.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2024
	GBP	EUR	All Other(2)
Foreign currency assets	£2,785,883	€2,573,408	$2,034,640
Foreign currency liabilities	(2,108,475)	(1,889,808)	(1,584,333)
Foreign currency contracts – notional	(668,465)	(674,926)	(443,198)
Net exposure to exchange rate fluctuations	£8,943	€8,674	$7,109
Net exposure to exchange rate fluctuations in USD(1)	$11,289	$9,358	$7,109

(1)Represents the U.S. Dollar equivalent as of March 31, 2024.
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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A. (formerly, Atlantia S.p.A.), which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2024, two of our officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. Katharine A. Keenan, our Chief Executive Officer, adopted a Rule 10b5-1 sales plan on March 15, 2024 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 52,000 shares of restricted stock granted on December 15, 2024, held by Ms. Keenan. The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting. Ms. Keenan’s Rule 10b5-1 sales plan will expire on December 31, 2026, subject to the plan’s earlier expiration or completion in accordance with its terms. Anthony F. Marone, Jr., our Chief Financial Officer, adopted a Rule 10b5-1 sales plan on March 12, 2024 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 12,000 shares of restricted stock granted on December 15, 2024, held by Mr. Marone. The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting. Mr. Marone’s Rule 10b5-1 sales plan will expire on December 31, 2026, subject to the plan’s earlier expiration or completion in accordance with its terms.

ITEM 6.	EXHIBITS

10.1	Amendment No. 17 to the Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2024, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE MORTGAGE TRUST, INC.

April 24, 2024	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

April 24, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)