Form 10-Q
period 2024-06-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2024-07-24
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of July 17, 2024 was 173,620,980.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$373,876	$350,014
Loans receivable	22,870,848	23,787,012
Current expected credit loss reserve	(893,938)	(576,936)
Loans receivable, net	21,976,910	23,210,076
Real estate owned, net	60,018	—
Other assets	225,795	476,088
Total Assets	$22,636,599	$24,036,178
Liabilities and Equity
Secured debt, net	$12,096,705	$12,683,095
Securitized debt obligations, net	2,327,774	2,505,417
Asset-specific debt, net	1,120,760	1,000,210
Loan participations sold, net	100,442	337,179
Term loans, net	2,095,199	2,101,632
Senior secured notes, net	337,336	362,763
Convertible notes, net	296,486	295,847
Other liabilities	257,299	362,531
Total Liabilities	18,632,001	19,648,674
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 173,619,498 and 173,209,933 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,736	1,732
Additional paid-in capital	5,524,043	5,507,459
Accumulated other comprehensive income	10,328	9,454
Accumulated deficit	(1,551,603)	(1,150,934)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,984,504	4,367,711
Non-controlling interests	20,094	19,793
Total Equity	4,004,598	4,387,504
Total Liabilities and Equity	$22,636,599	$24,036,178

Note: The consolidated balance sheets as of June 30, 2024 and December 31, 2023 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of June 30, 2024 and December 31, 2023, assets of the consolidated VIEs totaled $2.7 billion and $3.0 billion, respectively, and liabilities of the consolidated VIEs totaled $2.3 billion and $2.5 billion, respectively. Refer to Note 19 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from loans and other investments
Interest and related income	$466,152	$521,892	$952,275	$1,013,276
Less: Interest and related expenses	339,380	344,549	683,110	661,746
Income from loans and other investments, net	126,772	177,343	269,165	351,530
Other expenses
Management and incentive fees	18,726	32,815	37,653	63,865
General and administrative expenses	13,660	13,022	27,388	25,887
Total other expenses	32,386	45,837	65,041	89,752
Increase in current expected credit loss reserve	(152,408)	(27,807)	(387,277)	(37,630)
Gain on extinguishment of debt	—	—	2,963	—
Net expense from real estate owned	(963)	—	(963)	—
(Loss) income before income taxes	(58,985)	103,699	(181,153)	224,148
Income tax provision	1,217	1,202	2,219	3,095
Net (loss) income	(60,202)	102,497	(183,372)	221,053
Net income attributable to non-controlling interests	(855)	(846)	(1,523)	(1,645)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(61,057)	$101,651	$(184,895)	$219,408
Net (loss) income per share of common stock
Basic	$(0.35)	$0.59	$(1.06)	$1.27
Diluted	$(0.35)	$0.58	$(1.06)	$1.25
Weighted-average shares of common stock outstanding
Basic	173,967,340	172,615,385	174,004,464	172,606,914
Diluted	173,967,340	180,886,445	174,004,464	180,877,974

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(60,202)	$102,497	$(183,372)	$221,053
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	3,668	28,469	(42,064)	50,328
Realized and unrealized (loss) gain on derivative financial instruments	(3,210)	(25,557)	42,938	(49,609)
Other comprehensive income	458	2,912	874	719
Comprehensive (loss) income	(59,744)	105,409	(182,498)	221,772
Comprehensive income attributable to non-controlling interests	(855)	(846)	(1,523)	(1,645)
Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(60,599)	$104,563	$(184,021)	$220,127
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Restricted class A common stock earned	4	7,907	—	—	7,911	—	7,911
Dividends reinvested	—	253	—	—	253	—	253
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(123,838)	(123,838)	668	(123,170)
Other comprehensive income	—	—	416	—	416	—	416
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,901)	(107,901)	—	(107,901)
Distributions to non-controlling interests	—	—	—	—	—	(627)	(627)
Balance at March 31, 2024	$1,736	$5,515,820	$9,870	$(1,382,673)	$4,144,753	$19,834	$4,164,587
Restricted class A common stock earned	—	7,761	—	—	7,761	—	7,761
Dividends reinvested	—	261	—	—	261	—	261
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(61,057)	(61,057)	855	(60,202)
Other comprehensive income	—	—	458	—	458	—	458
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,873)	(107,873)	—	(107,873)
Contributions from non-controlling interests	—	—	—	—	—	1,245	1,245
Distributions to non-controlling interests	—	—	—	—	—	(1,840)	(1,840)
Balance at June 30, 2024	$1,736	$5,524,043	$10,328	$(1,551,603)	$3,984,504	$20,094	$4,004,598

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(183,372)	$221,053
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	16,074	15,320
Amortization of deferred fees on loans	(33,700)	(43,697)
Amortization of deferred financing costs and premiums/discounts on debt obligations	21,494	29,605
Payment-in-kind interest, net of interest received	(6,164)	(2,432)
Increase in current expected credit loss reserve	387,277	37,630
Gain on extinguishment of debt	(2,963)	—
Depreciation of real estate owned	185	—
Unrealized loss on derivative financial instruments, net	291	1,366
Realized gain on derivative financial instruments, net	(9,155)	(16,926)
Changes in assets and liabilities, net
Other assets	20,257	5,628
Other liabilities	(15,431)	(11,912)
Net cash provided by operating activities	194,793	235,635
Cash flows from investing activities
Principal fundings of loans receivable	(626,746)	(713,075)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	1,413,348	1,491,158
Origination and other fees received on loans receivable	11,774	8,088
Payments under derivative financial instruments	(77,368)	(164,342)
Receipts under derivative financial instruments	55,760	25,176
Collateral deposited under derivative agreements	(63,110)	(163,610)
Return of collateral deposited under derivative agreements	150,710	257,700
Net cash provided by investing activities	864,368	741,095

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities
Borrowings under secured debt	$658,123	$1,339,606
Repayments under secured debt	(1,133,669)	(1,590,332)
Repayments of securitized debt obligations	(179,023)	(1,807)
Borrowings under asset-specific debt	121,757	163,539
Repayments under asset-specific debt	—	(239,037)
Repayment of loan participations	(235,960)	—
Repayments of term loans	(10,998)	(10,998)
Repurchases of senior secured notes	(22,984)	—
Repayment of convertible notes	—	(220,000)
Payment of deferred financing costs	(13,734)	(14,674)
Contributions from non-controlling interests	1,245	—
Distributions to non-controlling interests	(2,467)	(1,524)
Dividends paid on class A common stock	(215,068)	(213,272)
Net cash used in financing activities	(1,032,778)	(788,499)
Net increase in cash and cash equivalents	26,383	188,231
Cash and cash equivalents at beginning of period	350,014	291,340
Effects of currency translation on cash and cash equivalents	(2,521)	3,285
Cash and cash equivalents at end of period	$373,876	$482,856
Supplemental disclosure of cash flows information
Payments of interest	$(667,527)	$(639,090)
Payments of income taxes	$(2,020)	$(4,290)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(107,644)	$(106,832)
Loan principal payments held by servicer, net	$—	$12,272
Transfer of senior loan to real estate owned	$60,203	$—
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates senior loans collateralized by commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of loans secured by high-quality, institutional assets in major markets, sponsored by experienced, well-capitalized real estate investment owners and operators. These senior loans are capitalized by accessing a variety of financing options, including borrowing under our credit facilities, issuing collateralized loan obligations, or CLOs, or single-asset securitizations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are not in the business of buying or trading securities, and the only securities we own are the retained interests from our securitization financing transactions, which we have not financed. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154.
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
Certain reclassifications have been made in the presentation of the prior period statement of cash flows related to payment-in-kind interest and principal fundings of loans receivable, and in new financings by spread in Note 6 to conform to the current period presentation.
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
Revenue Recognition
Interest income from our loans receivable portfolio is recognized over the life of each loan using the effective interest method and is recorded on the accrual basis. Recognition of fees, premiums, and discounts associated with these investments is deferred and recorded over the term of the loan as an adjustment to yield. Income accrual is generally suspended for loans at the earlier of the date at which payments become 90 days past due or when, in our opinion, recovery of income and principal becomes doubtful. Interest received is then recorded as income or as a reduction in the amortized cost basis, based on the specific facts and circumstances, until accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. In addition, for loans we originate, the related origination expenses are deferred and recognized as a reduction to interest income, however expenses related to loans we acquire are included in general and administrative expenses as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both June 30, 2024 and December 31, 2023, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $471.3 million and $640.6 million as of June 30, 2024 and December 31, 2023, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2024.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
As of June 30, 2024, we had one REO asset which was vacant and classified as held for investment.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
As of June 30, 2024, we had an aggregate $759.4 million asset-specific CECL reserve related to 19 of our loans receivable with an aggregate amortized cost basis of $2.9 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of June 30, 2024. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.00% to 8.55%, and the unlevered discount rate, which ranged from 7.28% to 11.00%.
On March 19, 2024, we acquired legal title to an office property located in Mountain View, CA through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the real estate assets to be $60.2 million based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. This REO asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the asset of 7.00% and a discount rate of 9.50%.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We have not early adopted ASU 2023-09 and do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We have not early adopted ASU 2023-07 and do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	June 30, 2024	December 31, 2023
Number of loans	166	178
Principal balance	$23,010,660	$23,923,719
Net book value	$21,976,910	$23,210,076
Unfunded loan commitments(1)	$1,826,350	$2,430,664
Weighted-average cash coupon(2)	+ 3.35%	+ 3.37%
Weighted-average all-in yield(2)	+ 3.67%	+ 3.71%
Weighted-average maximum maturity (years)(3)	2.1	2.4

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of June 30, 2024, all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. As of December 31, 2023, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure as of June 30, 2024 and December 31, 2023 includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. As of June 30, 2024, 12% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 88% were open to repayment by the borrower without penalty. As of December 31, 2023, 14% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of June 30, 2024 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$—	$—	$—
0.00% or no floor(2)(3)	5,330,317	6,135,349	11,465,666
0.01% to 1.00% floor	5,045,198	813,202	5,858,400
1.01% to 2.00% floor	2,102,954	306,758	2,409,712
2.01% to 3.00% floor	1,596,499	512,437	2,108,936
3.01% or more floor	985,652	182,294	1,167,946
Total(4)	$15,060,620	$7,950,040	$23,010,660

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(3)Includes all impaired loans.
(4)As of June 30, 2024, the weighted-average index rate floor of our loans receivable principal balance was 0.79%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.36%.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2023	$23,923,719	$(136,707)	$23,787,012
Loan fundings	626,746	—	626,746
Loan repayments, sales, and cost-recovery proceeds	(1,225,525)	(35,361)	(1,260,886)
Charge-offs	(85,318)	11,768	(73,550)
Transfer to real estate owned	(60,203)	—	(60,203)
Transfer to other assets(2)	(10,795)	—	(10,795)
Payment-in-kind interest, net of interest received	6,164	—	6,164
Unrealized (loss) gain on foreign currency translation	(164,128)	755	(163,373)
Deferred fees and other items	—	(13,967)	(13,967)
Amortization of fees and other items	—	33,700	33,700
Loans Receivable, as of June 30, 2024	$23,010,660	$(139,812)	$22,870,848
CECL reserve			(893,938)
Loans Receivable, net, as of June 30, 2024			$21,976,910

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to: (i) a loan that was partially satisfied through the issuance of a note receivable; and (ii) proceeds from a loan repayment that are held in escrow, both of which are included within other assets in our consolidated balance sheets. See Note 5 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

June 30, 2024
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	51	$9,047,507	$9,374,141	$7,348,500	36%
Multifamily	68	5,838,389	6,006,124	5,696,575	27
Hospitality	20	3,786,040	3,823,926	3,654,726	18
Industrial	12	2,183,312	2,193,009	2,159,637	10
Retail	6	713,181	738,450	684,155	3
Life Sciences / Studio	4	392,678	589,211	391,463	2
Other	5	909,741	910,648	878,974	4
Total loans receivable	166	$22,870,848	$23,635,509	$20,814,030	100%
CECL reserve		(893,938)
Loans receivable, net		$21,976,910

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	61	$5,510,438	$5,615,694	$5,119,961	24%
Northeast	25	5,111,794	5,162,565	3,908,921	19
West	29	2,895,255	3,516,394	2,683,597	13
Midwest	9	943,073	947,317	783,171	4
Northwest	6	433,217	436,078	433,339	2
Subtotal	130	14,893,777	15,678,048	12,928,989	62
International
United Kingdom	18	3,163,864	3,128,584	3,109,414	15
Australia	5	1,414,495	1,421,417	1,417,265	7
Ireland	3	1,186,407	1,189,435	1,181,231	6
Spain	3	1,075,481	1,077,083	1,040,229	5
Sweden	1	448,421	450,288	449,900	2
Other Europe	5	631,014	632,654	629,396	3
Other International	1	57,389	58,000	57,606	—
Subtotal	36	7,977,071	7,957,461	7,885,041	38
Total loans receivable	166	$22,870,848	$23,635,509	$20,814,030	100%
CECL reserve		(893,938)
Loans receivable, net		$21,976,910

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2024, which is our total loan exposure net of (i) $725.4 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $76.3 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $893.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	21	$1,321,337	$1,322,499	$1,321,373
2	27	5,408,385	5,423,892	4,541,982
3	79	10,324,814	10,487,838	9,947,533
4	20	2,879,736	3,384,458	2,821,958
5	19	2,936,576	3,016,822	2,181,184
Total loans receivable	166	$22,870,848	$23,635,509	$20,814,030
CECL reserve		(893,938)
Loans receivable, net		$21,976,910

	December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,101	$811,217	$763,223
2	36	6,143,184	6,618,319	5,095,395
3	99	12,277,518	12,573,282	11,964,620
4	15	2,725,930	3,036,837	2,668,025
5	13	1,877,279	1,931,373	1,460,725
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2024, which is our total loan exposure net of (i) $725.4 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $76.3 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $893.9 million. Our net loan exposure as of December 31, 2023 is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, and (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0 as of both June 30, 2024 and December 31, 2023, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and six months ended June 30, 2024 and 2023 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
(Decrease) increase in CECL reserves	(3,807)	(770)	(5,918)	245,942	235,447
Charge-offs of CECL reserves	—	—	—	(61,013)	(61,013)
CECL reserves as of March 31, 2024	$74,528	$30,790	$43,453	$602,599	$751,370
(Decrease) increase in CECL reserves	(11,997)	(2,639)	423	169,318	155,105
Charge-offs of CECL reserves	—	—	—	(12,537)	(12,537)
CECL reserve as of June 30, 2024	$62,531	$28,151	$43,876	$759,380	$893,938

CECL reserves as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase (decrease) in CECL reserves	5,314	(2,823)	483	7,480	10,454
CECL reserves as of March 31, 2023	$73,194	$19,696	$46,443	$197,258	$336,591
Increase (decrease) in CECL reserves	1,199	9,296	(354)	17,143	27,284
CECL reserve as of June 30, 2023	$74,393	$28,992	$46,089	$214,401	$363,875

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended June 30, 2024, we recorded an increase of $142.6 million in the CECL reserves against our loans receivable portfolio, primarily related to three new impaired loans, offset by charge-offs of our CECL reserves of $12.5 million, bringing our total loans receivable CECL reserve to $893.9 million as of June 30, 2024. The charge-offs primarily related to one previously impaired loan that was resolved during the three months ended June 30, 2024. The resolution was the result of the repayment of a loan collateralized by an office asset in New York, NY. As of June 30, 2024, the income accrual was suspended on the three additional loans that were impaired as the recovery of income and principal was doubtful. During the three months ended June 30, 2024, we recorded $11.1 million of interest income on these three loans.
As of June 30, 2024, we had an aggregate $759.4 million asset-specific CECL reserve related to 19 of our loans receivable, with an aggregate amortized cost basis of $2.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended June 30, 2024, we received an aggregate $18.5 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of June 30, 2024, one of our performing loans with an amortized cost basis of $33.0 million was past its current maturity date, was less than 30 days past due on its interest payment, and had a risk rating of “4.” Subsequent to June 30, 2024, we foreclosed on the assets securing this loan and recognized them as REO. This loan was not impaired as of June 30, 2024 as the fair value of the underlying collateral exceeded our basis in the loan. As of June 30, 2024, all other borrowers under performing loans were in compliance with the contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of June 30, 2024 and December 31, 2023, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of June 30, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
U.S. loans
1	$—	$—	$151,476	$482,099	$60,322	$106,909	$800,806
2	—	—	196,840	1,711,176	—	1,584,215	3,492,231
3	57,389	—	1,614,960	2,977,239	578,195	531,329	5,759,112
4	—	—	152,758	1,004,299	—	805,381	1,962,438
5	—	—	—	—	—	—	—
Total U.S. loans	$57,389	$—	$2,116,034	$6,174,813	$638,517	$3,027,834	$12,014,587
Non-U.S. loans
1	$—	$—	$134,393	$386,138	$—	$—	$520,531
2	—	—	637,226	810,590	90,553	377,785	1,916,154
3	—	—	628,901	1,079,597	—	1,529,678	3,238,176
4	—	—	—	—	—	347,072	347,072
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$—	$1,400,520	$2,276,325	$90,553	$2,254,535	$6,021,933
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	876,785	—	—	450,741	1,327,526
4	—	—	—	—	—	570,226	570,226
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$876,785	$—	$—	$1,020,967	$1,897,752
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	580,098	923,842	138,841	1,293,795	2,936,576
Total impaired loans	$—	$—	$580,098	$923,842	$138,841	$1,293,795	$2,936,576
Total loans receivable
1	$—	$—	$285,869	$868,237	$60,322	$106,909	$1,321,337
2	—	—	834,066	2,521,766	90,553	1,962,000	5,408,385
3	57,389	—	3,120,646	4,056,836	578,195	2,511,748	10,324,814
4	—	—	152,758	1,004,299	—	1,722,679	2,879,736
5	—	—	580,098	923,842	138,841	1,293,795	2,936,576
Total loans receivable	$57,389	$—	$4,973,437	$9,374,980	$867,911	$7,597,131	$22,870,848
CECL reserve							(893,938)
Loans receivable, net							$21,976,910

Gross charge-offs(2)	—	—	—	(54,048)	—	(19,502)	$(73,550)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the six months ended June 30, 2024.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASU 2022-02
During the twelve months ended June 30, 2024, we entered into five loan modifications that require disclosure pursuant to ASU 2022-02. Three of these loans were collateralized by office assets and two were collateralized by hospitality assets.
Two of the loan modifications included other-than-insignificant payment delays, specifically the option to pay interest in-kind. For one of the loans, the modification included an additional 2.00% exit fee and the interest rate increased by 2.00%. The other modification included an additional 3.00% exit fee and the interest rate increased by 4.00%. As of June 30, 2024, the aggregate amortized cost basis of these loans was $347.5 million, or 1.5% of our aggregate loans receivable portfolio, and these loans had no unfunded commitments. These loans were performing pursuant to their modified contractual terms as of June 30, 2024, had risk ratings of “5” as of June 30, 2024, and have asset-specific CECL reserves.
The other three loan modifications included term extensions combined with other-than-insignificant payment delays. The first loan modification included a term extension of 4.5 years, a rate increase of 8.50% with interest paid in-kind, a borrower contribution of $2.0 million of additional reserves, and a $50.0 million increase in our total loan commitment. The second modification included a term extension of 2.5 years, and the loan was bifurcated into a separate senior loan and mezzanine loan. The senior loan is paying interest current while the mezzanine loan is paying interest in-kind. The third modification included a term extension of 2 years, a $34.5 million increase in our total loan commitment, and was converted to a fixed coupon rate of 15.00% with interest paid in-kind, inclusive of a senior portion of our loan that accrues interest at a floating rate of SOFR + 2.50%. We are accruing interest on the senior portion of the loan, and deferring interest income recognition on the remaining portion. As of June 30, 2024, the aggregate amortized cost basis of these loans was $495.4 million, or 2.2% of our aggregate loans receivable portfolio, with an aggregate $65.5 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of June 30, 2024. As of June 30, 2024, two of these loans had a risk rating of “5” and two loans had a risk rating of “4.”
Loans with a risk rating of “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of June 30, 2024, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of June 30, 2024 and December 31, 2023, our Multifamily Joint Venture held $473.2 million and $612.9 million of loans, respectively, which are included in the loan disclosures above. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
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
The following table presents the REO asset included in our consolidated balance sheets ($ in thousands):

June 30, 2024
Assets
Land and land improvements	$40,824
Building	19,379
Total	$60,203
Less: accumulated depreciation	(185)
Real estate owned, net	$60,018

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
As of June 30, 2024, we had no REO liabilities and no impairment charges have been recognized for our REO asset.
No income was recognized and expenses were $963,000, consisting of $185,000 of depreciation expense and $778,000 of other operating expenses during the three and six months ended June 30, 2024. There was no income or expense recognized related to REO assets during the three and six months ended June 30, 2023.
As of December 31, 2023, we did not have any REO assets or liabilities.
5. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued interest receivable	$196,814	$214,835
Collateral deposited under derivative agreements	15,904	103,500
Accounts receivable and other assets	7,549	2,420
Derivative assets	4,878	1,890
Prepaid expenses	650	1,020
Loan portfolio payments held by servicer(1)	—	152,423
Total	$225,795	$476,088

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	June 30, 2024	December 31, 2023
Accrued dividends payable	$107,644	$107,390
Accrued interest payable	90,223	97,820
Derivative liabilities	24,395	94,817
Accrued management and incentive fees payable	18,726	26,342
Current expected credit loss reserves for unfunded loan commitments(1)	9,946	15,371
Accounts payable and other liabilities	6,365	7,265
Secured debt repayments pending servicer remittance(2)	—	13,526
Total	$257,299	$362,531

(1)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of June 30, 2024, we had aggregate unfunded commitments of $1.8 billion related to 89 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 21 for further discussion of our unfunded loan commitments. During the three and six months ended June 30, 2024, we recorded decreases in the CECL reserves related to our unfunded loan commitments of $2.7 million and $5.4 million, respectively, bringing our total unfunded loan commitments CECL reserve to $9.9 million as of June 30, 2024. During the three months ended June 30, 2023, we recorded an increase in the CECL reserves related to our unfunded loan commitments of $523,000, and for the six months ended June 30, 2023, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $108,000, bringing our total unfunded loan commitments CECL reserve to $16.3 million as of June 30, 2023.
6. SECURED DEBT, NET
Our secured debt includes our secured credit facilities and our acquisition facility. During the six months ended June 30, 2024, we obtained approval for $457.4 million of new borrowings against $614.6 million of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2024	December 31, 2023
Secured credit facilities	$12,110,576	$12,697,058
Deferred financing costs(1)	(13,871)	(13,963)
Net book value of secured debt	$12,096,705	$12,683,095

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2024 ($ in thousands):

June 30, 2024
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	13	$6,175,087	July 2026	117	$10,084,270	August 2026	36%	25% - 100%
GBP	7	2,352,502	October 2026	18	3,128,584	October 2026	26%	25% - 50%
EUR	7	1,983,929	September 2025	11	2,726,991	September 2025	42%	25% - 100%
Others(5)	4	1,599,058	July 2027	7	2,018,500	July 2027	25%	25%
Total	15	$12,110,576	August 2026	153	$17,958,345	August 2026	34%	25% - 100%

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
(5)Includes Australian Dollar, Danish Krone, Swedish Krona, and Swiss Franc currencies.
The availability of funding under our secured credit facilities is based on the amount of approved collateral, which collateral is proposed by us in our discretion and approved by the respective counterparty in its discretion, resulting in a mutually agreed collateral portfolio construction. Certain structural elements of our secured credit facilities, including the limitation on recourse to us and facility economics, are influenced by the specific collateral portfolio construction of each facility, and therefore vary within and among the facilities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of June 30, 2024 and December 31, 2023 ($ in thousands):

	Six Months Ended June 30, 2024	June 30, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$23,000	$5,522,099	+1.52%	$8,265,569	+3.27%	+1.75%
+ 1.51% to + 1.75%	—	2,338,407	+1.81%	3,226,135	+3.44%	+1.63%
+ 1.76% to + 2.00%	—	1,644,666	+2.10%	2,696,203	+3.85%	+1.75%
+ 2.01% or more	434,412	2,605,404	+2.60%	3,770,438	+4.30%	+1.70%
Total	$457,412	$12,110,576	+1.89%	$17,958,345	+3.60%	+1.71%

	Year Ended December 31, 2023	December 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(7)
+ 1.50% or less	$—	$5,647,848	+1.53%	$8,341,383	+3.24%	+1.71%
+ 1.51% to + 1.75%	—	2,679,699	+1.82%	3,723,365	+3.49%	+1.67%
+ 1.76% to + 2.00%	42,908	1,850,809	+2.11%	2,913,067	+3.92%	+1.81%
+ 2.01% or more	69,170	2,518,702	+2.64%	3,616,503	+4.30%	+1.66%
Total	$112,078	$12,697,058	+1.89%	$18,594,318	+3.58%	+1.69%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we obtained approval for during the six months ended June 30, 2024 and year ended December 31, 2023, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and the REO asset.
(4)Represents the weighted-average all-in cost as of June 30, 2024 and December 31, 2023, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets and the book value of the REO asset.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of June 30, 2024, there was an aggregate $1.2 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We previously had a $100.0 million full recourse secured credit facility that was designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility was variable, dependent on the type of loan collateral. This facility matured on April 3, 2024.
During the six months ended June 30, 2024, we had no borrowings under the acquisition facility, and we recorded interest expense of $125,000, including $35,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2023, we had no borrowings under the acquisition facility, and we recorded interest expense of $722,000 including $233,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Covenants
As of June 30, 2024, we are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.4 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to June 30, 2024; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2024 and December 31, 2023, we were in compliance with these covenants.
Subsequent to June 30, 2024, the financial covenant under each applicable secured debt agreement related to the ratio of our EBITDA to fixed charges was amended so that the ratio shall be not less than 1.25 to 1.0 through September 30, 2025, and shall be not less than 1.3 to 1.0 thereafter.
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

	June 30, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,452	$784,778	+ 1.47%	May 2038
Underlying Collateral Assets	26	981,703	981,703	+ 3.26%	March 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	689,384	689,384	+ 1.84%	November 2037
Underlying Collateral Assets	15	880,634	880,634	+ 2.93%	January 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	853,656	853,612	+ 1.36%	February 2038
Underlying Collateral Assets	15	1,110,530	1,110,530	+ 2.86%	March 2026
Total
Senior CLO Securities Outstanding(5)	3	$2,328,492	$2,327,774	+1.54%
Underlying Collateral Assets	56	$2,972,867	$2,972,867	+ 3.00%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over SOFR. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the three and six months ended June 30, 2024, we recorded $40.2 million and $81.7 million, respectively, of interest expense related to our securitized debt obligations.

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
(3)The weighted-average all-in yield and cost are expressed as a spread over SOFR. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the three and six months ended June 30, 2023, we recorded $43.3 million and $83.1 million, respectively, of interest expense related to our securitized debt obligations.
8. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	June 30, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,125,854	$1,120,760	+ 3.18%	May 2026
Collateral assets	2	$1,342,810	$1,333,335	+ 4.04%	May 2026

	December 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,004,097	$1,000,210	+ 3.14%	March 2026
Collateral assets	2	$1,194,408	$1,186,559	+ 3.98%	March 2026

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)The weighted-average all-in yield and cost are expressed as a spread over SOFR. These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
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
The following table details our loan participations sold ($ in thousands):

	June 30, 2024
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation	2	$100,580	$100,442	+ 7.39%	February 2026
Total Loan	2	428,151	427,701	+ 4.07%	February 2026
Total
Loan Participation(4)	2	$100,580	$100,442
Total Loan	2	$428,151	$427,701

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$236,797	$236,499	+ 3.22%	March 2027
Total Loan	1	295,996	294,783	+ 4.86%	March 2027
Junior Participations
Loan Participation	2	$100,924	$100,680	+ 7.50%	February 2026
Total Loan	2	401,569	399,603	+ 4.75%	February 2026
Total
Loan Participation(4)	3	$337,721	$337,179
Total Loan	3	$697,565	$694,386

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)The weighted-average all-in yield and cost are expressed over the relevant floating benchmark rates, which include SOFR and SONIA, as applicable. This non-debt participation sold structure is inherently matched in terms of currency and interest rate. In addition to cash coupon, yield/cost includes the amortization of deferred fees and financing costs.
(3)The term is determined based on the maximum maturity of the loan, assuming all extension options are exercised by the borrower. Our loan participations sold are inherently non-recourse and term-matched to the corresponding loan.
(4)During the three and six months ended June 30, 2024, we recorded $7.7 million and $15.7 million, respectively, of interest expense related to our loan participations sold. During the year ended December 31, 2023, we recorded $20.6 million of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
10. TERM LOANS, NET
As of June 30, 2024, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$906,096	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	408,829	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	809,298	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,124,223

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the three and six months ended June 30, 2024, we recorded $46.5 million and $93.2 million, respectively, of interest expense related to our Term Loans, including $2.3 million and $4.6 million, respectively, of amortization of deferred fees and expenses.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	June 30, 2024	December 31, 2023
Face value	$2,124,223	$2,135,221
Deferred financing costs and unamortized discount	(29,024)	(33,589)
Net book value	$2,095,199	$2,101,632
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2024 and December 31, 2023, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
11. SENIOR SECURED NOTES, NET
As of June 30, 2024, the following senior secured notes, or Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$339,918	3.75%	4.02%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the three and six months ended June 30, 2024, we recorded $3.4 million and $7.1 million, respectively, of interest expense related to our Senior Secured Notes, including $254,000 and $521,000, respectively, of amortization of deferred fees and expenses.
During the six months ended June 30, 2024, we repurchased an aggregate principal amount of $26.2 million of the Senior Secured Notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.0 million during the six months ended June 30, 2024. There was no repurchase activity during the three and six months ended June 30, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2024	December 31, 2023
Face value	$339,918	$366,090
Deferred financing costs	(2,582)	(3,327)
Net book value	$337,336	$362,763
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of June 30, 2024 and December 31, 2023, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
12. CONVERTIBLE NOTES, NET
As of June 30, 2024, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022 convertible notes	$300,000	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of June 30, 2024.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $17.42 on June 28, 2024, the last trading day in the three months ended June 30, 2024, was less than the per share conversion price of the Convertible Notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	June 30, 2024	December 31, 2023
Face value	$300,000	$300,000
Deferred financing costs and unamortized discount	(3,514)	(4,153)
Net book value	$296,486	$295,847
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash coupon	$4,125	$4,125	$8,250	$10,389
Discount and issuance cost amortization	319	319	639	950
Total interest expense	$4,444	$4,444	$8,889	$11,339
Accrued interest payable for the Convertible Notes was $4.9 million as of both June 30, 2024 and December 31, 2023. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.

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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

June 30, 2024				December 31, 2023
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	973,598	Buy USD / Sell SEK Forward	2	kr	973,246
Buy USD / Sell EUR Forward	9		€717,588	Buy USD / Sell GBP Forward	7		£696,919
Buy USD / Sell GBP Forward	9		£638,650	Buy USD / Sell EUR Forward	8		€673,644
Buy USD / Sell AUD Forward	9	A$	494,881	Buy USD / Sell AUD Forward	10	A$	471,989
Buy USD / Sell DKK Forward	3	kr.	197,059	Buy USD / Sell DKK Forward	2	kr.	195,674
Buy USD / Sell CHF Forward	2	CHF	6,752	Buy USD / Sell CHF Forward	4	CHF	8,352

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

June 30, 2024				December 31, 2023
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	2		£65,000	Buy SEK / Sell USD Forward	1	kr	30,800
Buy USD / Sell GBP Forward	2		£65,000	Buy USD / Sell SEK Forward	1	kr	30,800
Buy EUR / Sell USD Forward	1		€2,500	Buy GBP / Sell USD Forward	2		£26,900
Buy USD / Sell EUR Forward	1		€2,500	Buy USD / Sell GBP Forward	2		£26,900
Buy CHF / Sell USD Forward	1	CHF	2,000	Buy AUD / Sell USD Forward	1	A$	7,600
Buy USD / Sell CHF Forward	1	CHF	2,000	Buy USD / Sell AUD Forward	1	A$	7,600

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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

June 30, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.4

December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.9
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following June 30, 2024, we estimate that an additional $545,000 will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2024	2023	2024	2023
Designated Hedges	Interest Income(1)	$4,455	$7,072	$8,867	$15,479
Designated Hedges	Interest Expense(2)	420	75	845	75
Non-Designated Hedges	Interest Income(1)	(4)	51	(10)	68
Non-Designated Hedges	Interest Expense(3)	—	(43)	7	(62)
Total		$4,871	$7,155	$9,709	$15,560

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
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$4,230	$30	$23,052	$92,922
Interest rate derivatives	545	317	—	—
Total derivatives designated as hedging instruments	$4,775	$347	$23,052	$92,922
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$103	$1,543	$1,343	$1,895
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$103	$1,543	$1,343	$1,895
Total Derivatives	$4,878	$1,890	$24,395	$94,817

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024		Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net Investment Hedges
Foreign exchange contracts(1)	$(3,032)	$42,709	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	242	1,074	Interest Expense(2)	420	845
Total	$(2,790)	$43,783		$420	$845

(1)During the three months ended June 30, 2024, we received net cash settlements of $45.7 million on our foreign currency forward contracts. During the six months ended June 30, 2024, we paid net cash settlements of $21.6 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three and six months ended June 30, 2024, we recorded total interest and related expenses of $339.4 million and $683.1 million, respectively, which was reduced by $420,000 and $845,000, respectively, related to income generated by our cash flow hedges.
Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of June 30, 2024, we were in a net liability position with our counterparties, and had $15.9 million of collateral posted with our counterparties. As of December 31, 2023, we were in a net liability position with our counterparties, and had $103.5 million of collateral posted with our counterparties.
14. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of June 30, 2024, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of June 30, 2024 and December 31, 2023.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive dividends authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 17 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock. Vested deferred stock units will be settled for shares of class A common

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
stock when the recipient ceases to be a director.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Six Months Ended June 30,
Common Stock Outstanding(1)	2024	2023
Beginning balance	173,569,397	172,106,593
Issuance of class A common stock(2)	3,165	3,613
Issuance of restricted class A common stock, net(3)(4)	406,400	505,432
Issuance of deferred stock units	29,649	34,126
Ending balance	174,008,611	172,649,764

(1)Includes 389,113 and 339,702 deferred stock units held by members of our board of directors as of June 30, 2024 and 2023, respectively.
(2)Represents shares issued under our dividend reinvestment program during the six months ended June 30, 2024 and 2023, respectively.
(3)Includes 41,282 and 25,482 shares of restricted class A common stock issued to our board of directors during the six months ended June 30, 2024 and 2023, respectively.
(4)Net of 97,985 shares of restricted class A common stock forfeited under our stock-based incentive plans during the six months June 30, 2024. No shares were forfeited during the six months ended June 30, 2023.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the six months ended June 30, 2024 and 2023, we issued 3,165 shares and 3,613 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of June 30, 2024, a total of 9,971,796 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of June 30, 2024, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the six months ended June 30, 2024 or 2023, we did not issue any shares of our class A common stock under ATM Agreements. As of June 30, 2024, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On June 14, 2024, we declared a dividend of $0.62 per share, or $107.6 million in aggregate, that was paid on July 15, 2024 to stockholders of record as of June 28, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.62	$0.62	$1.24	$1.24
Class A common stock dividends declared	$107,644	$106,832	$215,322	$213,648
Deferred stock unit dividends declared	229	196	452	452
Total dividends declared	$107,873	$107,028	$215,774	$214,100
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings
Net (loss) income(1)	$(61,057)	$101,651	$(184,895)	$219,408
Weighted-average shares outstanding, basic	173,967,340	172,615,385	174,004,464	172,606,914
Per share amount, basic	$(0.35)	$0.59	$(1.06)	$1.27

Diluted Earnings
Net (loss) income(1)	$(61,057)	$101,651	$(184,895)	$219,408
Add back: Interest expense on Convertible Notes, net(2)(3)	—	3,556	—	7,111
Diluted earnings	$(61,057)	$105,207	$(184,895)	$226,519
Weighted-average shares outstanding, basic	173,967,340	172,615,385	174,004,464	172,606,914
Effect of dilutive securities - Convertible Notes(3)	—	8,271,060	—	8,271,060
Weighted-average common shares outstanding, diluted	173,967,340	180,886,445	174,004,464	180,877,974
Per share amount, diluted	$(0.35)	$0.58	$(1.06)	$1.25

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our Convertible Notes, net of incentive fees.
(3)For the three and six months ended June 30, 2024, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. For the three and six months ended June 30, 2023, represents 8.3 million of weighted average shares, using the if-converted method, related to our March 2022 Convertible Notes. Refer to Note 12 for further discussion of our convertible notes.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of June 30, 2024, total accumulated other comprehensive income was $10.3 million, primarily representing $226.8 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $216.5 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2023, total accumulated other comprehensive income was $9.5 million, primarily representing $183.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $174.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of June 30, 2024, our Multifamily Joint Venture’s total equity was $134.0 million, of which $113.9 million was owned by us, and $20.1 million was allocated to non-controlling interests. As of December 31, 2023, our Multifamily Joint Venture’s total equity was $132.0 million, of which $112.2 million was owned by us, and $19.8 million was allocated to non-controlling interests.
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
During the three and six months ended June 30, 2024, we incurred $18.7 million and $37.7 million, respectively, of management fees payable to our Manager compared with $18.6 million and $37.2 million, respectively, during the same periods in 2023. During the three and six months ended June 30, 2024, we did not incur any incentive fees payable to our Manager, compared to $14.2 million and $26.7 million, respectively, during the same periods in 2023.
As of June 30, 2024 we had accrued management fees payable to our Manager of $18.7 million. As of December 31, 2023 we had accrued management and incentive fees payable to our Manager of $26.3 million.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Professional services	$3,817	$3,291	$7,957	$6,570
Operating and other costs	1,881	2,066	3,357	3,997
Subtotal(1)	5,698	5,357	11,314	10,567
Non-cash compensation expenses
Restricted class A common stock earned	7,761	7,492	15,672	14,984
Director stock-based compensation	201	173	402	336
Subtotal	7,962	7,665	16,074	15,320
Total general and administrative expenses	$13,660	$13,022	$27,388	$25,887

(1)During the three and six months ended June 30, 2024, we recognized an aggregate $320,000 and $543,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and six months ended June 30, 2023, we recognized an aggregate $288,000 and $596,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2024 and December 31, 2023, we were in compliance with all REIT requirements.
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
During the three and six months ended June 30, 2024, we recorded a current income tax provision of $1.2 million, and $2.2 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. During the three and six months ended June 30, 2023, we recorded a current income tax provision of $1.2 million and $3.1 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of June 30, 2024 or December 31, 2023.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of June 30, 2024, we had

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of June 30, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.
17. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of June 30, 2024, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of June 30, 2024, there were 7,318,599 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2023	2,180,181	$24.41
Granted	504,385	21.13
Vested	(648,421)	25.14
Forfeited	(97,985)	24.23
Balance as of June 30, 2024	1,938,160	$23.32
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,938,160 shares of restricted class A common stock outstanding as of June 30, 2024 will vest as follows: 612,846 shares will vest in 2024; 884,763 shares will vest in 2025; and 440,551 shares will vest in 2026. As of June 30, 2024, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $43.5 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from June 30, 2024.
18. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$4,878	$—	$4,878	$—	$1,890	$—	$1,890
Liabilities
Derivatives	$—	$24,395	$—	$24,395	$—	$94,817	$—	$94,817
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
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	June 30, 2024			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$373,876	$373,876	$373,876	$350,014	$350,014	$350,014
Loans receivable, net	21,976,910	23,010,660	21,872,283	23,210,076	23,923,719	23,015,737
Financial liabilities
Secured debt, net	12,096,705	12,110,576	11,928,849	12,683,095	12,697,058	12,425,609
Securitized debt obligations, net	2,327,774	2,328,492	2,153,456	2,505,417	2,507,514	2,323,441
Asset-specific debt, net	1,120,760	1,125,854	1,112,516	1,000,210	1,004,097	992,357
Loan participations sold, net	100,442	100,580	100,098	337,179	337,721	333,745
Secured term loans, net	2,095,199	2,124,223	2,055,445	2,101,632	2,135,221	2,102,950
Senior secured notes, net	337,336	339,918	306,139	362,763	366,090	327,081
Convertible notes, net	296,486	300,000	272,061	295,847	300,000	272,076
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
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	June 30, 2024	December 31, 2023
Assets
Loans receivable	$2,972,867	$3,061,278
Current expected credit loss reserve	(237,335)	(183,508)
Loans receivable, net	2,735,532	2,877,770
Other assets	12,048	103,692
Total assets	$2,747,580	$2,981,462
Liabilities
Securitized debt obligations, net	$2,327,774	$2,505,417
Other liabilities	6,192	8,101
Total liabilities	$2,333,966	$2,513,518
Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, interest income and interest

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
As of June 30, 2024, our consolidated balance sheet included $18.7 million of accrued management fees payable to our Manager and no accrued incentive fees. As of December 31, 2023, our consolidated balance sheet included $26.3 million of accrued management and incentive fees payable to our Manager. During the three and six months ended June 30, 2024, we paid aggregate management and incentive fees of $18.9 million and $45.3 million, respectively, to our Manager, compared to $31.1 million and $64.9 million, respectively, during the same periods in 2023. In addition, during the three and six months ended June 30, 2024, we incurred expenses of $829,000 and $1.1 million, respectively, that were paid by our Manager and will be reimbursed by us, compared to $1.5 million and $1.9 million, respectively, of such expenses during the same periods in 2023.
As of June 30, 2024, our Manager held 989,709 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $23.8 million, and vest in installments over three years from the date of issuance. During the three and six months ended June 30, 2024, we recorded non-cash expenses related to shares held by our Manager of $4.2 million and $8.5 million, respectively, compared to $3.9 million and $7.8 million, respectively, during the same periods in 2023. Refer to Note 17 for further details on our restricted class A common stock.
As of June 30, 2024, our Manager, its affiliates, Blackstone employees, and our directors held an aggregate 12,226,812 shares, or 7.0%, of our class A common stock, of which 7,582,044 shares, or 4.4%, were held by subsidiaries of Blackstone, including our Manager. Additionally, our directors held 389,113 of deferred stock units as of June 30, 2024. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.
CT Investment Management Co., LLC, or CTIMCO, an affiliate of our Manager, is the special servicer of the CLOs. CTIMCO did not earn any special servicing fees related to the CLOs during the during the three months ended June 30, 2024 and 2023.
We have engaged EQ Management, LLC, a portfolio company owned by a Blackstone-advised investment vehicle, to provide management services and operational services, as well as a limited scope of corporate support services, to our REO asset. During the three and six months ended June 30, 2024, we incurred $44,000 of expenses for these services. We did not incur any expenses to this service provider in the three and six months ended June 30, 2023.
We have engaged Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l., portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis. During the three and six months ended June 30, 2024, we incurred $309,000 and $560,000, respectively, compared to $219,000 and $433,000, respectively, of such expenses during the same periods in 2023.
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
During the six months ended June 30, 2024, we paid $109,000 to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. This amount covers the period starting on the date we became a member of Gryphon and ending in July, when the annual payment for the upcoming policy period will be due for us and the other Blackstone-advised investment vehicles that are members of Gryphon. Of this amount, $2,000 was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Additionally, we have engaged an affiliate of our Manager to provide internal audit services. During the three and six months ended June 30, 2024 and 2023, we incurred $24,000 and $48,000, respectively, of expenses to this service provider.
Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. We utilized BTIG as a broker to engage third-parties to facilitate our repurchase of our Senior Secured Notes. During the six months ended June 30, 2024, we repurchased $26.2 million of our Senior Secured Notes utilizing BTIG as a broker. BTIG received aggregate fees of $40,000 in such capacity. The fees were on terms equivalent to those of other brokers under similar arrangements. BTIG did not act as a broker to engage third parties to repurchase our Senior Secured Notes during the three months ended June 30, 2024 or the six months ended June 30, 2023.
In the second quarter of 2024, a Blackstone-advised investment vehicle acquired a portfolio of assets from an unaffiliated third-party borrower. The proceeds of this transaction repaid a £46.5 million performing junior loan owned by us, and a £186.0 million performing senior loan owned by an unaffiliated third-party, both of which were included in our consolidated balance sheets, with the senior loan also recorded as a loan participation sold liability. The transaction was initiated by the third-party borrower with the sale pricing on market terms and the repayment completed in accordance with the loan agreements between the lenders and the unaffiliated third-party borrower.
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
21. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of June 30, 2024, we had aggregate unfunded commitments of $1.8 billion across 89 loans receivable, and $867.5 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $958.8 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.3 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of June 30, 2024 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2024 (remaining)	$1,990,555	$—	$10,998	$—	$—	$2,001,553
2025	1,532,338	877,298	21,997	—	—	2,431,633
2026	4,098,513	—	1,302,575	—	—	5,401,088
2027	3,224,156	—	8,258	339,918	300,000	3,872,332
2028	517,010	—	8,258	—	—	525,268
Thereafter	748,004	248,556	772,137	—	—	1,768,697
Total obligation	$12,110,576	$1,125,854	$2,124,223	$339,918	$300,000	$16,000,571

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
(4)Total does not include $2.3 billion of consolidated securitized debt obligations, $725.4 million of non-consolidated senior interests, and $100.6 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of June 30, 2024, of the nine members of our board of directors, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of June 30, 2024, the other two board members, the chair of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.

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
Recent Developments
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that will allow our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms. We will receive a portion of origination, servicing, and other fees paid under the programs for loans that we refer to MTRCC for origination. Similarly, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. There were no loans originated under the MTRCC agreement during the three months ended June 30, 2024.
Share Repurchase Program
In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
Third Quarter Dividend
In July 2024, we declared a dividend of $0.47 per share of common stock for the third quarter of 2024, which is payable on October 15, 2024 to stockholders of record as of September 30, 2024.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended June 30, 2024, we recorded a basic net loss per share of $0.35, declared a dividend of $0.62 per share, and reported $0.49 per share of Distributable Earnings. In addition, our book value as of June 30, 2024 was $22.90 per share, which is net of cumulative CECL reserves of $5.21 per share.
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
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net loss per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2024	March 31, 2024
Net loss(1)	$(61,057)	$(123,838)
Weighted-average shares outstanding, basic	173,967,340	174,041,630
Net loss per share, basic	$(0.35)	$(0.71)
Dividends declared per share	$0.62	$0.62

(1)Represents net loss attributable to Blackstone Mortgage Trust. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net loss per share.
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

The following table provides a reconciliation of Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves to GAAP net loss ($ in thousands, except per share data):

	Three Months Ended
	June 30, 2024	March 31, 2024
Net loss(1)	$(61,057)	$(123,838)
Charge-offs of CECL reserves(2)	(12,537)	(61,013)
Increase in CECL reserves	152,408	234,868
Non-cash compensation expense	7,962	8,112
Realized hedging and foreign currency (loss) gain, net(3)	(1,352)	111
Adjustments attributable to non-controlling interests, net	134	(35)
Depreciation on real estate owned	185	—
Other items	—	(7)
Distributable Earnings	$85,743	$58,198
Charge-offs of CECL reserves(2)	12,537	61,013
Incentive fee related to charge-offs of CECL reserves(4)	—	(6,272)
Distributable Earnings prior to charge-offs of CECL reserves	$98,280	$112,939
Weighted-average shares outstanding, basic(5)	173,967,340	174,041,630
Distributable Earnings per share, basic	$0.49	$0.33
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.56	$0.65

(1)Represents net loss attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable during the three months ended June 30, 2024 and March 31, 2024, respectively.
(3)Represents realized gains (losses) on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net loss, but rather as a component of other comprehensive income in our consolidated financial statements.
(4)Reflects the $6.3 million of incentive fee expenses that would have been incurred if such charge-offs had not occurred during the three months ended March 31, 2024.
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
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	June 30, 2024	March 31, 2024
Stockholders’ equity	$3,984,504	$4,144,753
Shares
Class A common stock	173,619,498	173,582,305
Deferred stock units	389,113	370,173
Total outstanding	174,008,611	173,952,478
Book value per share(1)	$22.90	$23.83

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

II. Loan Portfolio
During the three months June 30, 2024, we originated $103.2 million of loans. Loan fundings during the quarter totaled $375.8 million and loan repayments and sales totaled $700.6 million. We generated interest income of $466.2 million and incurred interest expense of $339.4 million during the quarter, which resulted in $126.8 million of net interest income during the three months ended June 30, 2024.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Loan originations(1)	$103,184	$103,184
Loan fundings(2)	$375,806	$724,511
Loan repayments and sales(3)	(700,626)	(1,737,678)
Total net repayments	$(324,820)	$(1,013,167)

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three and six months ended June 30, 2024, include $44.6 million and $89.3 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the three and six months ended June 30, 2024, include $57.3 million and $512.1 million, respectively, of additional repayments or reduction of loan exposure under related non-consolidated senior interests.

The following table details overall statistics for our loan portfolio as of June 30, 2024 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	166	166
Principal balance	$23,010,660	$23,635,509
Net book value	$21,976,910	$21,976,910
Unfunded loan commitments(2)	$1,826,350	$1,826,350
Weighted-average cash coupon(3)	+ 3.35%	+ 3.31%
Weighted-average all-in yield(3)	+ 3.67%	+ 3.70%
Weighted-average maximum maturity (years)(4)	2.1	2.1
Origination loan to value (LTV)(5)	62.7%	62.9%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $187.1 million of subordinate mezzanine loans, as of June 30, 2024, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $291.9 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of June 30, 2024, all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. As of June 30, 2024, 12% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 88% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of June 30, 2024 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$—	$—	$—
0.00% or no floor(3)(4)	5,525,229	6,084,770	11,609,999
0.01% to 1.00% floor	5,217,072	813,202	6,030,274
1.01% to 2.00% floor	2,411,596	306,758	2,718,354
2.01% to 3.00% floor	1,596,499	512,437	2,108,936
3.01% or more floor	985,652	182,294	1,167,946
Total(5)	$15,736,048	$7,899,461	$23,635,509

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Swiss Franc, and Danish Krone currencies.
(3)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(4)Includes all impaired loans.
(5)As of June 30, 2024, the weighted-average index rate floor of our total loan exposure was 0.80%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.35%. As of December 31, 2023, the weighted-average index rate floor of our total loan exposure was 0.56%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.02%.

The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of June 30, 2024 (total loan exposure amounts in thousands):

Loan Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
131	$	$15,736,048	SOFR(4)	+ 3.09%	+ 3.47%
18	£	£2,474,167	SONIA	+ 3.80%	+ 4.23%
12	€	€2,545,497	EURIBOR	+ 3.18%	+ 3.61%
5	Various	$2,043,886	Other(5)	+ 4.13%	+ 4.41%
166		$23,635,509		+ 3.31%	+ 3.70%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
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
(3)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(5)Includes floating rate loans indexed to STIBOR, BBSY, SARON, and CIBOR indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of June 30, 2024:

Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2024, which is our total loan exposure net of (i) $725.4 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $76.3 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $893.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than 1% of net loan exposure are excluded from the chart above.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of June 30, 2024, 90% of our loans were performing with risk ratings of “1” through “4,” and the remaining 10% were impaired with a risk rating of “5.” Of the performing loans, 99.8%, based on net loan exposure, were in compliance with the contractual terms of each respective loan. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV is 62.9%, excluding any loans that are impaired and any junior participations sold, as of June 30, 2024. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of June 30, 2024, we had an aggregate $759.4 million asset-

specific CECL reserve related to 19 of our loans receivable, with an aggregate amortized cost basis of $2.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2024.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0 as of both June 30, 2024 and December 31, 2023.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	June 30, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	21	$1,321,337	$1,322,499	$1,321,373
2	27	5,408,385	5,423,892	4,541,982
3	79	10,324,814	10,487,838	9,947,533
4	20	2,879,736	3,384,458	2,821,958
5	19	2,936,576	3,016,822	2,181,184
Loans receivable	166	$22,870,848	$23,635,509	$20,814,030
CECL reserve		(893,938)
Loans receivable, net		$21,976,910

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of June 30, 2024, which is our total loan exposure net of (i) $725.4 million of non-consolidated senior interests, (ii) $1.1 billion of asset-specific debt, (iii) $76.3 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $893.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended June 30, 2024, we recorded an increase of $142.6 million in the CECL reserves against our loans receivable portfolio, primarily related to three new impaired loans, offset by charge-offs of our CECL reserves of $12.5 million, bringing our total loans receivable CECL reserve to $893.9 million as of June 30, 2024. These charge-offs primarily related to one previously impaired loan that was resolved during the three months ended June 30, 2024. The resolution was the result of the repayment of a loan collateralized by an office asset in New York, NY. As of June 30, 2024, the income accrual was suspended on the three additional loans that were impaired as the recovery of income and principal was doubtful. During the three months ended June 30, 2024, we recorded $11.1 million of interest income on these three loans.
As of June 30, 2024, we had an aggregate $759.4 million asset-specific CECL reserve related to 19 of our loans receivable, with an aggregate amortized cost basis of $2.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of June 30, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three and six months ended June 30, 2024, we received an aggregate $18.5 million and $35.3 million, respectively, of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of June 30, 2024, one of our performing loans with an amortized cost basis of $33.0 million was past its current maturity date, was less than 30 days past due on its interest payment, and had a risk rating of “4.” Subsequent to June 30, 2024, we foreclosed on the assets securing this loan and recognized them as REO. This loan was not impaired as of June 30, 2024 as the fair value of the underlying collateral exceeded our basis in the loan. As of June 30, 2024, all other borrowers under performing loans were in compliance with the contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.
Multifamily Joint Venture
As of June 30, 2024, our multifamily joint venture held $473.2 million of loans, which are included in the loan disclosures above. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.

Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	June 30, 2024	December 31, 2023
Secured debt	$12,110,576	$12,697,058
Securitizations	2,328,492	2,507,514
Asset-specific debt	1,125,854	1,004,097
Total portfolio financing	$15,564,922	$16,208,669
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	June 30, 2024	December 31, 2023
Secured credit facilities	$12,110,576	$12,697,058
Total secured debt	$12,110,576	$12,697,058

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of June 30, 2024 ($ in thousands):

	Six Months Ended June 30, 2024	June 30, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$23,000	$5,522,099	+1.52%	$8,265,569	+3.27%	+1.75%
+ 1.51% to + 1.75%	—	2,338,407	+1.81%	3,226,135	+3.44%	+1.63%
+ 1.76% to + 2.00%	—	1,644,666	+2.10%	2,696,203	+3.85%	+1.75%
+ 2.01% or more	434,412	2,605,404	+2.60%	3,770,438	+4.30%	+1.70%
Total	$457,412	$12,110,576	+1.89%	$17,958,345	+3.60%	+1.71%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we obtained approval for during the six months ended June 30, 2024.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Represents the weighted-average all-in cost as of June 30, 2024 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral assets and the book value of the REO asset.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Acquisition Facility
We previously had a $100.0 million full recourse secured credit facility that was designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility was variable, dependent on the type of loan collateral. This facility matured on April 3, 2024.
Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	June 30, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,452	$784,778	+ 1.47%	May 2038
Underlying Collateral Assets	26	981,703	981,703	+ 3.26%	March 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	689,384	689,384	+ 1.84%	November 2037
Underlying Collateral Assets	15	880,634	880,634	+ 2.93%	January 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	853,656	853,612	+ 1.36%	February 2038
Underlying Collateral Assets	15	1,110,530	1,110,530	+ 2.86%	March 2026
Total
Senior CLO Securities Outstanding(5)	3	$2,328,492	$2,327,774	+ 1.54%
Underlying Collateral Assets	56	$2,972,867	$2,972,867	+ 3.00%

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, purchase discounts, and accrual of exit fees.
(3)The weighted-average all-in yield and cost are expressed as a spread over SOFR. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the three and six months ended June 30, 2024, we recorded $40.2 million and $81.7 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 7 and Note 19 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	June 30, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,125,854	$1,120,760	+ 3.18%	May 2026
Collateral assets	2	$1,342,810	$1,333,335	+ 4.04%	May 2026

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)The weighted-average all-in yield and cost are expressed as a spread over SOFR. These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(3)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our non-recourse, asset-specific debt is term-matched in each case to the corresponding collateral loans.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	June 30, 2024	December 31, 2023
Term loans	$2,124,223	$2,135,221
Senior secured notes	339,918	366,090
Convertible notes	300,000	300,000
Total corporate financing	$2,764,141	$2,801,311

The following table details our outstanding senior term loan facilities, or Term Loans, Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of June 30, 2024 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$906,096	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	408,829	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	809,298	+ 3.50%	+ 4.11%	May 9, 2029
Total term loans	$2,124,223
Senior Secured Notes
Senior Secured Notes	$339,918	3.75%	4.02%	January 15, 2027
Convertible Notes Issuance
Convertible Notes(3)	$300,000	5.50%	5.94%	March 15, 2027
Total corporate financings	$2,764,141

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of June 30, 2024.
During the six months ended June 30, 2024, we repurchased an aggregate principal amount of $26.2 million of the Senior Secured Notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.0 million during the six months ended June 30, 2024.
Refer to Note 2, Note 10, Note 11, and Note 12 to our consolidated financial statements for additional discussion of our Term Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2024, all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of June 30, 2024 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)(6)	$11,993,797	£2,474,167	€2,545,497	$2,043,886
Floating rate portfolio financings(2)(5)(7)	(9,629,433)	(1,860,420)	(1,851,889)	(1,599,058)
Floating rate corporate financings(8)	(2,124,223)	—	—	—
Net floating rate exposure	$240,141	£613,747	€693,608	$444,828
Net floating rate exposure in USD(9)	$240,141	$776,082	$743,062	$444,828

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
(4)Excludes $3.0 billion of floating rate impaired loans.
(5)Excludes $725.4 million of non-consolidated senior interests and $100.6 million of loan participations sold, as of June 30, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(6)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(7)Includes amounts outstanding under secured debt, securitizations, and asset-specific debt.
(8)Includes amounts outstanding under Term Loans.
(9)Represents the U.S. dollar equivalent as of June 30, 2024.

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of June 30, 2024, 95% of our performing loans have interest rate caps, with a weighted-average strike price of 3.3%, or interest guarantees. During the six months ended June 30, 2024, interest rate caps on $8.1 billion of performing loans, with a 3.4% weighted-average strike price, expired and 94% were replaced with new interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees.

III. Our Results of Operations
Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 and March 31, 2023 ($ in thousands, except per share data):

	Three Months Ended		Change
	June 30, 2024	March 31, 2024	$
Income from loans and other investments
Interest and related income	$466,152	$486,122	$(19,970)
Less: Interest and related expenses	339,380	343,730	(4,350)
Income from loans and other investments, net	126,772	142,392	(15,620)
Other expenses
Management and incentive fees	18,726	18,927	(201)
General and administrative expenses	13,660	13,728	(68)
Total other expenses	32,386	32,655	(269)
Increase in current expected credit loss reserve	(152,408)	(234,868)	82,460
Gain on extinguishment of debt	—	2,963	(2,963)
Net expense from real estate owned	(963)	—	(963)
Loss before income taxes	(58,985)	(122,168)	63,183
Income tax provision	1,217	1,002	215
Net loss	(60,202)	(123,170)	62,968
Net income attributable to non-controlling interests	(855)	(668)	(187)
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(61,057)	$(123,838)	$62,781
Net loss per share of common stock, basic and diluted	$(0.35)	$(0.71)	$0.36
Weighted-average shares of common stock outstanding, basic and diluted	173,967,340	174,041,630	(74,290)
Dividends declared per share	$0.62	$0.62	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $15.6 million during the three months ended June 30, 2024 compared to the three months ended March 31, 2024. The decrease was primarily due to a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended June 30, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $264.7 million for the three months ended June 30, 2024 compared to the three months ended March 31, 2024.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $269,000 during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 primarily due to a decrease in management fees payable to our Manager. Additionally, there was a decrease of $150,000 of non-cash restricted stock amortization related to shares awarded under our long-term incentive plans as a result of forfeitures.
Changes in current expected credit loss reserve
During the three months ended June 30, 2024, we recorded a $152.4 million increase in our CECL reserves, as compared to a $234.9 million increase during the three months ended March 31, 2024. These increases in CECL reserves primarily reflect certain impaired loans in our portfolio.

Gain on extinguishment of debt
During the three months ended March 31, 2024 we recognized a gain on extinguishment of debt of $3.0 million related to the repurchase of an aggregate principal amount of $26.2 million of our Senior Secured Notes. During the three months ended June 30, 2024, there was no repurchase activity or gain on extinguishment of debt.
Net expense from real estate owned
During the three months ended June 30, 2024, we recognized net expense from REO of $963,000, which primarily relates to operating expenses and depreciation expense. We did not earn any income or incur any expense from REO during the three months ended March 31, 2024.
Income tax provision
The income tax provision increased by $215,000 during the three months ended June 30, 2024 compared to the three months ended March 31, 2024 primarily due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended June 30, 2024, we declared dividends of $0.62 per share, or $107.6 million in aggregate. During the three months ended March 31, 2024, we declared dividends of $0.62 per share, or $107.7 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the six months ended June 30, 2024 and 2023 ($ in thousands, except per share data):

	Six Months Ended June 30,		Change
	2024	2023	$
Income from loans and other investments
Interest and related income	$952,275	$1,013,276	$(61,001)
Less: Interest and related expenses	683,110	661,746	21,364
Income from loans and other investments, net	269,165	351,530	(82,365)
Other expenses
Management and incentive fees	37,653	63,865	(26,212)
General and administrative expenses	27,388	25,887	1,501
Total other expenses	65,041	89,752	(24,711)
Increase in current expected credit loss reserve	(387,277)	(37,630)	(349,647)
Gain on extinguishment of debt	2,963	—	2,963
Net expense from real estate owned	(963)	—	(963)
(Loss) income before income taxes	(181,153)	224,148	(405,301)
Income tax provision	2,219	3,095	(876)
Net (loss) income	(183,372)	221,053	(404,425)
Net income attributable to non-controlling interests	(1,523)	(1,645)	122
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(184,895)	$219,408	$(404,303)
Net (loss) income per share of common stock
Basic	$(1.06)	$1.27	$(2.33)
Diluted	$(1.06)	$1.25	$(2.31)
Weighted-average shares of common stock outstanding
Basic	174,004,464	172,606,914	1,397,550
Diluted	174,004,464	180,877,974	(6,873,510)
Dividends declared per share	$1.24	$1.24	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $82.4 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decline in interest income related to additional loans accounted for under the cost-recovery method for the six months ended June 30, 2024. This was offset by an increase in floating rate indices during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Other expenses
Other expenses include management and incentive fees payable to our Manager and general and administrative expenses. Other expenses decreased by $24.7 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 due to a decrease of $26.7 million of incentive fees payable to our Manager, driven primarily by charge-offs of CECL reserves. This was offset by (i) a $746,000 increase of operating expenses, (ii) an increase in non-cash restricted stock amortization of $687,000 related to shares awarded under our long-term incentive plans, and (iii) an increase of $444,000 of management fees payable to our Manager, primarily as a result of an increase in our Equity, as defined in our Management Agreement.

Changes in current expected credit loss reserve
During the six months ended June 30, 2024, we recorded a $387.3 million increase in our CECL reserves, as compared to a $37.6 million increase during the six months ended June 30, 2023. These increases in CECL reserves primarily reflect certain impaired loans in our portfolio.
Gain on extinguishment of debt
During the six months ended June 30, 2024, we recognized a gain on extinguishment of debt of $3.0 million related to the repurchase of an aggregate principal amount of $26.2 million of our Senior Secured Notes. There was no repurchase activity or gain on extinguishment of debt in the six months ended June 30, 2023.
Net expense from real estate owned
During the six months ended June 30, 2024, we recognized net expense from REO of $963,000, which primarily relates to operating expenses and depreciation expense. We did not earn any income or incur any expense from REO during the six months ended June 30, 2023.
Income tax provision
The income tax provision decreased by $876,000 during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the six months ended June 30, 2024, we declared dividends of $1.24 per share, or $215.3 million in aggregate. During six months ended June 30, 2023, we declared dividends of $1.24 per share, or $213.6 million in aggregate.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of June 30, 2024, our capitalization structure included $4.0 billion of common equity, $2.8 billion of corporate debt, and $15.6 billion of asset-level financings. Our $2.8 billion of corporate debt includes $2.1 billion of Term Loan borrowings, $339.9 million of Senior Secured Notes, and $300.0 million of Convertible Notes. Our $15.6 billion of asset-level financings includes $12.1 billion of secured debt, $2.3 billion of securitizations, and $1.1 billion of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of June 30, 2024, we have $1.6 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 6, 7, 8, 9, 10, 11, and 12 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.

Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	June 30, 2024	December 31, 2023
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.9x	3.7x
Adjusted debt-to-equity ratio(3)	3.2x	3.2x
Total leverage ratios(1)
Total leverage ratio(4)	4.5x	4.3x
Adjusted total leverage ratio(5)	3.7x	3.7x

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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	June 30, 2024	December 31, 2023
Total equity	$4,004,598	$4,387,504
Add back: aggregate CECL reserves	906,032	592,307
Adjusted Equity	$4,910,630	$4,979,811

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$373,876	$350,014
Available borrowings under secured debt	1,210,324	1,269,111
Loan principal payments held by servicer, net(1)	—	48,287
	$1,584,200	$1,667,412

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the six months ended June 30, 2024, we generated cash flow from operating activities of $194.8 million and received $1.4 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,971,796 shares of class A common stock were available for issuance as of June 30, 2024, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of June 30, 2024. Refer to Note 14 to our consolidated financial statements for additional details.
Uses of Liquidity
In addition to our loan origination and funding activity and general operating expenses, our primary uses of liquidity include interest and principal payments under our $12.1 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. During the six months ended June 30, 2024, we repurchased an aggregate principal amount of $26.2 million of the Senior Secured Notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.0 million during the six months ended June 30, 2024.
In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
As of June 30, 2024, we had unfunded commitments of $1.8 billion related to 89 loans receivable and $867.5 million of committed or identified financing for those commitments resulting in net unfunded commitments of $958.8 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.3 years.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of June 30, 2024 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,826,350	$677,868	$641,786	$142,391	$364,305
Principal repayments under secured debt(3)	12,110,576	2,600,251	7,414,332	2,095,993	—
Principal repayments under asset-specific debt(3)	1,125,854	877,298	—	—	248,556
Principal repayments of term loans(4)	2,124,223	21,997	1,317,703	784,523	—
Principal repayments of senior secured notes	339,918	—	339,918	—	—
Principal repayments of convertible notes(5)	300,000	—	300,000	—	—
Interest payments(3)(6)	2,628,356	1,086,744	1,220,658	320,321	633
Total(7)	$20,455,277	$5,264,158	$11,234,397	$3,343,228	$613,494

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
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of June 30, 2024 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.3 billion of consolidated securitized debt obligations, $725.4 million of non-consolidated senior interests, and $100.6 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by operating activities	$194,793	$235,635
Cash flows provided by used in investing activities	864,368	741,095
Cash flows used in by financing activities	(1,032,778)	(788,499)
Net increase in cash and cash equivalents	$26,383	$188,231
We experienced a net increase in cash and cash equivalents of $26.4 million for the six months ended June 30, 2024, compared to a net increase of $188.2 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, we received $1.7 billion from loan principal collections and sales proceeds, of which $1.4 billion is reflected in our consolidated statement of cash flows prepared in accordance with GAAP, excluding $512.1 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. Also, during the six months ended June 30, 2024, we (i) funded $626.7 million of loans, (ii) repaid $179.0 million of securitized debt obligations, (iii) repaid a net $475.5 million of secured debt borrowings, and (iv) paid $215.1 million of dividends on our class A common stock.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of June 30, 2024 and December 31, 2023, we were in compliance with all REIT requirements.
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

Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our portfolio. We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through May 31, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of June 30, 2024.
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

During the six months ended June 30, 2024, our CECL reserves increased by $317.0 million, bringing our total reserves to $906.0 million as of June 30, 2024. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
As of June 30, 2024, we had one REO asset which was vacant and classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of June 30, 2024 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	4/9/2018	$1,487	$1,217	$1,213	+4.24%	+4.57%	6/9/2025	New York	Office	$429 / sqft	48%	2
2	Senior Loan	8/14/2019	1,052	991	989	+3.08%	+3.72%	12/23/2024	Dublin - IE	Mixed-Use	$305 / sqft	74%	3
3	Senior Loan	6/24/2022	882	882	877	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$402 / sqft	59%	3
4	Senior Loan	3/22/2018	571	571	570	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
5	Senior Loan	7/23/2021	480	466	464	+3.60%	+4.04%	8/9/2027	New York	Multi	$626,064 / unit	58%	2
6	Senior Loan	3/30/2021	450	450	448	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$86 / sqft	76%	2
7	Senior Loan(4)	11/22/2019	483	399	90	+4.31%	+4.54%	12/9/2027	Los Angeles	Office	$730 / sqft	69%	4
8	Senior Loan	12/9/2021	385	374	373	+2.76%	+3.00%	12/9/2026	New York	Mixed-Use	$129 / sqft	50%	2
9	Senior Loan	9/23/2019	372	349	349	+3.00%	+3.27%	8/16/2024	Diversified - Spain	Hospitality	$122,206 / key	62%	2
10	Senior Loan	4/11/2018	345	341	341	+2.25%	+2.25%	5/1/2025	New York	Office	$433 / sqft	n/m	5
11	Senior Loan	6/28/2022	675	311	304	+4.60%	+5.07%	7/9/2029	Austin	Mixed-Use	$258 / sqft	53%	3
12	Senior Loan	7/15/2021	310	308	306	+4.25%	+4.76%	7/16/2026	Diversified - EUR	Hospitality	$235,484 / key	53%	3
13	Senior Loan	9/29/2021	312	303	302	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$395 / sqft	66%	2
14	Senior Loan	10/25/2021	300	300	300	+4.00%	+4.32%	10/25/2024	Diversified - AU	Hospitality	$147,930 / key	56%	1
15	Senior Loan	12/11/2018	356	298	300	+1.75%	+1.76%	12/9/2026	Chicago	Office	$252 / sqft	78%	4
16	Senior Loan	5/6/2022	296	296	294	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$94 / sqft	53%	2
17	Senior Loan	11/30/2018	286	286	262	+2.43%	+2.43%	8/9/2025	New York	Hospitality	$306,870 / key	n/m	5
18	Senior Loan	10/23/2018	290	286	285	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$266 / sqft	64%	2
19	Senior Loan	9/30/2021	280	277	277	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$146,437 / unit	74%	3
20	Senior Loan	2/27/2020	273	267	267	+2.70%	+2.83%	1/9/2027	New York	Multi	$702,969 / unit	59%	3
21	Senior Loan	1/11/2019	266	266	266	+5.08%	+5.06%	6/14/2028	Diversified - UK	Other	$263 / sqft	74%	3
22	Senior Loan	6/8/2022	272	266	265	+7.65%	+7.65%	6/9/2027	New York	Office	$1,487 / sqft	n/m	5
23	Senior Loan	11/30/2018	260	260	260	+4.80%	+4.80%	12/9/2024	San Francisco	Hospitality	$378,454 / key	n/m	5
24	Senior Loan	9/14/2021	259	255	255	+2.61%	+2.87%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
25	Senior Loan(4)	11/10/2021	362	244	49	+4.11%	+4.90%	12/9/2026	San Francisco	Life Sciences	$462 / sqft	66%	4
26	Senior Loan	2/23/2022	245	234	233	+2.60%	+2.84%	3/9/2027	Reno	Multi	$216,978 / unit	74%	3
27	Senior Loan	9/30/2021	256	233	233	+7.11%	+7.11%	10/9/2028	Chicago	Office	$258 / sqft	n/m	5
28	Senior Loan(7)	9/16/2021	227	227	227	+1.63%	+1.63%	11/9/2025	San Francisco	Office	$276 / sqft	53%	4
29	Senior Loan	12/23/2021	326	225	220	+4.25%	+4.99%	6/24/2028	London - UK	Multi	$248,995 / unit	59%	3
30	Senior Loan	12/22/2016	252	222	216	+10.50%	+10.50%	6/9/2028	New York	Mixed-Use	$313 / sqft	n/m	5

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	7/16/2021	$231	$220	$219	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$227,780 / unit	69%	2
32	Senior Loan	4/23/2021	219	209	203	+3.65%	+3.65%	9/9/2024	Washington, DC	Office	$234 / sqft	n/m	5
33	Senior Loan	6/28/2019	207	207	206	+4.00%	+4.74%	6/26/2026	London - UK	Office	$499 / sqft	71%	3
34	Senior Loan	6/27/2019	205	205	205	+2.80%	+2.94%	8/15/2026	Berlin - DEU	Office	$431 / sqft	62%	4
35	Senior Loan	1/26/2022	338	187	184	+4.10%	+4.74%	2/9/2027	Seattle	Office	$392 / sqft	56%	3
36	Senior Loan	9/25/2019	186	186	186	+4.47%	+4.84%	9/26/2024	London - UK	Office	$867 / sqft	72%	3
37	Senior Loan	11/23/2018	185	185	185	+2.68%	+3.30%	8/15/2024	Diversified - UK	Office	$1,143 / sqft	50%	3
38	Senior Loan(8)	7/23/2021	244	184	183	-1.30%	-0.92%	8/9/2028	New York	Office	$596 / sqft	53%	4
39	Senior Loan(4)	3/17/2022	224	183	233	+2.72%	+2.87%	6/30/2025	London - UK	Office	$821 / sqft	50%	3
40	Senior Loan	7/29/2022	201	182	180	+4.60%	+5.60%	7/27/2027	London - UK	Industrial	$240 / sqft	52%	3
41	Senior Loan	2/15/2022	191	181	178	+2.90%	+2.90%	3/9/2027	Denver	Office	$361 / sqft	n/m	5
42	Senior Loan	5/13/2021	199	178	178	+3.66%	+3.92%	6/9/2026	Boston	Life Sciences	$904 / sqft	64%	3
43	Senior Loan	1/27/2022	178	177	177	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$115,681 / unit	71%	3
44	Senior Loan	3/9/2022	171	171	170	+2.95%	+3.17%	8/15/2027	Diversified - UK	Retail	$145 / sqft	55%	2
45	Senior Loan(4)	3/29/2022	224	169	33	+4.50%	+5.60%	4/9/2027	Miami	Multi	$286,976 / unit	72%	3
46	Senior Loan	10/7/2021	165	161	158	+3.25%	+3.25%	10/9/2025	Los Angeles	Office	$328 / sqft	n/m	5
47	Senior Loan	5/27/2021	184	159	158	+2.31%	+2.57%	6/9/2026	Atlanta	Office	$133 / sqft	66%	3
48	Senior Loan	9/30/2021	184	157	156	+4.00%	+4.67%	9/30/2026	Diversified - Spain	Hospitality	$135,858 / key	60%	3
49	Senior Loan	12/21/2021	156	156	156	+2.83%	+3.15%	4/29/2027	London - UK	Industrial	$317 / sqft	67%	3
50	Senior Loan	1/17/2020	203	156	156	+3.12%	+3.39%	2/9/2025	New York	Mixed-Use	$129 / sqft	43%	3
51	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
52	Senior Loan	6/4/2018	153	153	152	+4.00%	+4.24%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
53	Senior Loan	8/31/2017	152	152	152	+2.62%	+2.62%	9/9/2026	Orange County	Office	$176 / sqft	58%	4
54	Senior Loan	1/7/2022	155	152	152	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
55	Senior Loan	2/20/2019	154	149	149	+4.62%	+4.91%	2/19/2025	London - UK	Office	$599 / sqft	61%	3
56	Senior Loan(4)	9/30/2021	145	145	195	+2.96%	+3.38%	10/9/2026	Boca Raton	Multi	$396,175 / unit	58%	3
57	Senior Loan	11/18/2021	143	143	143	+3.25%	+3.51%	11/18/2026	London - UK	Other	$180 / sqft	65%	2
58	Senior Loan	12/20/2019	142	142	142	+3.22%	+3.44%	12/18/2026	London - UK	Office	$721 / sqft	75%	4
59	Senior Loan	3/10/2020	140	140	139	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	n/m	5
60	Senior Loan	2/25/2022	135	135	134	+4.05%	+4.43%	2/25/2027	Copenhagen - DK	Industrial	$76 / sqft	69%	1

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	8/24/2021	$156	$133	$133	+2.71%	+3.03%	9/9/2026	San Jose	Office	$317 / sqft	65%	4
62	Senior Loan	12/15/2021	146	131	130	+2.92%	+4.23%	12/9/2026	Dublin - IE	Multi	$327,452 / unit	79%	3
63	Senior Loan	9/14/2021	132	129	129	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$260,871 / unit	75%	4
64	Senior Loan	6/30/2022	127	127	127	+3.75%	+3.93%	9/30/2025	Canberra - AU	Hospitality	$246,078 / key	60%	2
65	Senior Loan	5/20/2021	150	126	117	+3.76%	+3.76%	6/9/2026	San Jose	Office	$322 / sqft	n/m	5
66	Senior Loan	3/28/2022	130	122	122	+2.55%	+2.80%	4/9/2027	Miami	Office	$331 / sqft	69%	3
67	Senior Loan	4/6/2021	123	122	122	+7.31%	+7.31%	8/9/2024	Los Angeles	Office	$501 / sqft	n/m	5
68	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.11%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
69	Senior Loan	8/27/2021	122	120	120	+3.11%	+3.41%	9/9/2026	San Diego	Retail	$453 / sqft	58%	3
70	Senior Loan	12/21/2021	120	118	118	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$405 / sqft	68%	3
71	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	3
72	Senior Loan	7/15/2019	138	117	117	+3.01%	+3.43%	8/9/2024	Houston	Office	$211 / sqft	58%	4
73	Senior Loan	10/21/2021	114	114	114	+3.01%	+4.14%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
74	Senior Loan	12/10/2021	135	113	113	+3.11%	+3.42%	1/9/2027	Miami	Office	$377 / sqft	49%	2
75	Senior Loan	3/29/2021	111	111	111	+4.02%	+4.28%	3/29/2026	Diversified - UK	Multi	$48,620 / unit	61%	3
76	Senior Loan	6/28/2019	109	109	109	+3.75%	+4.01%	2/1/2026	Los Angeles	Studio	$551 / sqft	48%	3
77	Senior Loan(4)	12/30/2021	228	109	21	+4.00%	+4.97%	1/9/2028	Los Angeles	Multi	$312,085 / unit	50%	3
78	Senior Loan	12/29/2021	110	108	108	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$185,641 / unit	64%	3
79	Senior Loan	3/13/2018	108	108	107	+3.11%	+3.36%	4/9/2027	Honolulu	Hospitality	$166,803 / key	50%	3
80	Senior Loan	2/15/2022	106	105	105	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$241,437 / unit	73%	2
81	Senior Loan	3/29/2022	103	103	103	+2.70%	+2.96%	4/9/2027	Miami	Multi	$286,439 / unit	75%	4
82	Senior Loan	11/27/2019	104	102	102	+2.86%	+3.12%	12/9/2024	Minneapolis	Office	$93 / sqft	64%	4
83	Senior Loan	10/1/2021	101	100	100	+2.86%	+3.13%	10/1/2026	Phoenix	Multi	$231,021 / unit	77%	4
84	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
85	Senior Loan	1/30/2020	99	98	98	+3.50%	+3.68%	2/9/2027	Honolulu	Hospitality	$265,497 / key	63%	3
86	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$352,399 / unit	79%	3
87	Senior Loan	12/21/2018	98	95	90	+2.71%	+2.71%	12/9/2024	Chicago	Office	$185 / sqft	n/m	5
88	Senior Loan	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
89	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	2
90	Senior Loan	3/25/2020	91	91	91	+2.40%	+2.66%	3/31/2025	Diversified - NL	Multi	$109,436 / unit	65%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	12/22/2021	$91	$91	$90	+3.18%	+3.44%	1/9/2027	Las Vegas	Multi	$205,682 / unit	65%	3
92	Senior Loan	12/15/2021	91	90	90	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$256,393 / unit	76%	4
93	Senior Loan	10/16/2018	88	88	88	+7.36%	+7.36%	11/9/2024	San Francisco	Hospitality	$191,807 / key	n/m	5
94	Senior Loan	6/14/2022	106	87	86	+2.95%	+3.30%	7/9/2027	San Francisco	Mixed-Use	$180 / sqft	76%	3
95	Senior Loan	12/15/2021	87	87	86	+3.25%	+3.54%	12/15/2026	Melbourne - AU	Multi	$63,477 / bed	38%	1
96	Senior Loan	6/27/2019	88	86	86	+2.75%	+2.99%	7/9/2024	West Palm Beach	Office	$296 / sqft	70%	2
97	Senior Loan	6/25/2021	85	85	86	+2.86%	+3.31%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	3
98	Senior Loan	3/9/2022	92	85	84	+2.90%	+2.90%	3/9/2025	Boston	Office	$223 / sqft	n/m	5
99	Senior Loan	7/29/2021	82	82	82	+2.76%	+3.08%	8/9/2026	Charlotte	Multi	$223,365 / unit	78%	3
100	Senior Loan	8/27/2021	79	78	78	+4.10%	+4.35%	9/9/2026	Diversified - US	Hospitality	$116,065 / key	67%	3
101	Senior Loan	11/23/2021	92	77	77	+2.85%	+3.17%	12/9/2026	Los Angeles	Industrial	$219 / sqft	66%	3
102	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$212,924 / unit	77%	3
103	Senior Loan	8/14/2019	70	70	70	+2.56%	+2.80%	9/9/2024	Los Angeles	Office	$684 / sqft	57%	3
104	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
105	Senior Loan	8/17/2022	76	68	68	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$106 / sqft	72%	3
106	Senior Loan	8/16/2022	67	66	66	+4.75%	+5.19%	8/16/2027	London - UK	Hospitality	$490,841 / key	64%	3
107	Senior Loan	7/30/2021	67	66	66	+2.61%	+2.87%	8/9/2026	Los Angeles	Multi	$171,069 / unit	70%	1
108	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
109	Senior Loan	3/31/2022	70	65	65	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$142,379 / unit	71%	3
110	Senior Loan	12/17/2021	65	65	64	+4.35%	+4.59%	1/9/2026	Diversified - US	Other	$4,886 / unit	37%	1
111	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
112	Senior Loan	4/15/2021	66	61	60	+3.06%	+3.06%	5/9/2026	Austin	Office	$296 / sqft	n/m	5
113	Senior Loan	6/30/2021	65	61	61	+2.95%	+3.23%	7/9/2026	Nashville	Office	$250 / sqft	71%	4
114	Senior Loan	12/10/2020	61	58	58	+3.30%	+3.55%	1/9/2026	Fort Lauderdale	Office	$202 / sqft	68%	3
115	Senior Loan	4/26/2024	69	58	57	+4.95%	+5.62%	5/9/2029	Bermuda	Hospitality	$659,091 / key	39%	3
116	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
117	Senior Loan	2/1/2022	79	58	57	+4.50%	+6.68%	2/1/2027	Diversified - UK	Life Sciences	$446 / sqft	45%	3
118	Senior Loan	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	Miami	Office	$122 / sqft	65%	3
119	Senior Loan	1/21/2022	68	55	54	+3.70%	+3.70%	2/9/2027	Denver	Office	$327 / sqft	n/m	5
120	Mezzanine Loan(9)	8/31/2017	64	55	38	+2.62%	+2.62%	9/9/2026	Orange County	Office	$239 / sqft	n/m	5

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	12/22/2021	$55	$55	$55	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
122	Senior Loan	8/22/2019	54	54	54	+2.66%	+2.89%	9/9/2024	Los Angeles	Office	$310 / sqft	63%	3
123	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.28%	1/9/2025	Diversified - US	Industrial	$40 / sqft	57%	1
124	Senior Loan	8/5/2021	57	54	54	+2.96%	+3.24%	8/9/2026	Denver	Office	$203 / sqft	70%	3
125	Senior Loan	12/9/2021	51	51	51	+2.75%	+2.89%	1/1/2027	Portland	Multi	$241,825 / unit	65%	3
126	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
127	Senior Loan	7/28/2021	53	51	51	+2.75%	+3.07%	8/9/2026	Los Angeles	Multi	$289,325 / unit	71%	3
128	Senior Loan	4/7/2022	57	50	50	+3.25%	+3.54%	4/9/2027	Denver	Office	$148 / sqft	59%	4
129	Senior Loan	9/23/2021	49	49	49	+2.75%	+2.86%	10/1/2026	Portland	Multi	$232,938 / unit	65%	3
130	Senior Loan	7/20/2021	48	48	48	+2.86%	+3.21%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
131	Senior Loan	10/21/2022	47	47	46	+4.14%	+4.51%	10/18/2027	Diversified - DEU	Industrial	$64 / sqft	74%	2
132	Senior Loan	12/29/2021	47	47	47	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
133	Senior Loan	11/30/2016	55	46	46	+3.33%	+3.66%	12/9/2025	Chicago	Retail	$804 / sqft	54%	4
134	Senior Loan	7/30/2021	45	45	45	+2.75%	+2.86%	8/1/2026	Portland	Multi	$227,665 / unit	64%	3
135	Senior Loan	12/8/2021	48	44	43	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$142,806 / unit	69%	3
136	Senior Loan	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	2
137	Senior Loan	11/3/2021	41	41	41	+2.71%	+3.05%	11/9/2026	Washington, DC	Multi	$137,788 / unit	68%	1
138	Senior Loan	12/23/2021	42	41	41	+3.30%	+3.45%	1/1/2027	Dallas	Multi	$110,522 / unit	65%	3
139	Senior Loan	10/1/2019	38	38	39	+3.80%	+4.05%	10/9/2025	Atlanta	Hospitality	$216,005 / key	74%	3
140	Senior Loan	3/31/2022	42	38	38	+2.80%	+3.15%	4/9/2027	Las Vegas	Multi	$149,146 / unit	72%	3
141	Senior Loan	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	Austin	Multi	$196,228 / unit	64%	1
142	Senior Loan	5/12/2021	36	36	36	+2.96%	+3.94%	6/9/2026	San Bernardino	Multi	$167,704 / unit	66%	1
143	Senior Loan	12/23/2021	36	36	35	+1.71%	+2.61%	11/15/2025	New York	Multi	$174,795 / unit	68%	2
144	Senior Loan	6/29/2021	40	36	36	+3.70%	+3.70%	7/1/2025	Memphis	Multi	$96,431 / unit	54%	3
145	Senior Loan	12/23/2021	35	35	35	+2.90%	+3.19%	1/1/2025	Jersey City	Multi	$111,645 / unit	46%	2
146	Senior Loan	9/1/2021	36	35	35	+2.86%	+3.14%	9/9/2026	Phoenix	Multi	$127,416 / unit	70%	2
147	Senior Loan	11/3/2021	35	35	36	+2.71%	+3.05%	11/9/2026	Dallas	Multi	$175,495 / unit	54%	1
148	Senior Loan	3/1/2022	35	35	34	+3.00%	+3.34%	3/9/2027	Los Angeles	Multi	$372,340 / unit	72%	3
149	Senior Loan	12/23/2021	35	35	35	+2.76%	+2.88%	4/26/2025	Corvallis	Multi	$97,152 / Unit	71%	1
150	Senior Loan	12/23/2021	35	35	35	+3.11%	+3.33%	2/1/2026	New York	Office	$247 / sqft	30%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
151 - 166	Senior Loan	Various	$414	$406	$405	+3.71%	+3.97%	1.6 yrs	Various	Various	Various	56%	2.2
	CECL reserve				(894)
	Loans receivable, net		$25,754	$23,636	$21,977	+3.31%	+3.70%	2.1 yrs				63%	3.0

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
(4)Total loan exposure reflects our aggregate exposure to each loan investment. As of June 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $23.0 billion that are included in our consolidated financial statements, (ii) $725.4 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.6 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of June 30, 2024, all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date.
(7)This loan earns interest at a fixed rate. Cash coupon and all-in yield are expressed as a floating rate to include an interest rate swap we entered into that effectively converts the loan to a floating rate exposure.
(8)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 4.04% as of June 30, 2024.
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
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of June 30, 2024, all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following June 30, 2024, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended June 30, 2024 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of June 30, 2024(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)(7)	$19,893,258	$79,573	$159,146	$(79,573)	$(159,146)
Floating rate liabilities(6)(8)	(17,689,145)	(70,957)	(141,913)	70,957	141,913
Net exposure	$2,204,113	$8,616	$17,233	$(8,616)	$(17,233)

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
(5)Excludes $3.0 billion of floating rate impaired loans.
(6)Excludes $725.4 million of non-consolidated senior interests and $100.6 million of loan participations sold, as of June 30, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(7)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(8)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and Term Loans.
Investment Portfolio Value
As of June 30, 2024, all of our portfolio earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of June 30, 2024, 95% of our performing loans have interest rate caps, with a weighted-average strike price of 3.3%, or interest guarantees. During the six months ended June 30, 2024, interest rate caps on $8.1 billion of performing loans, with a 3.4% weighted-average strike price, expired and 94% were replaced with new interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees.
Credit Risks
Our loans are subject to credit risk, including the risk of default. The performance and value of our loans depend upon the borrowers’ ability to operate the properties that serve as our collateral so that they produce cash flows adequate to pay interest and principal due to us. To monitor this risk, our asset management team reviews our loan portfolios and, in certain instances, is in regular contact with our borrowers, monitoring performance of the collateral and enforcing our rights as necessary.
In addition, we are exposed to the risks generally associated with the commercial real estate market, including changes in occupancy rates, capitalization rates, absorption rates, and other macroeconomic factors beyond our control. We seek to manage these risks through our underwriting and asset management processes.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV was 62.9%, excluding any loans that are impaired and any junior participations sold, as of June 30, 2024. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of June 30, 2024, we had an aggregate $759.4 million asset-specific CECL reserve related to 19 of our loans receivable, with an aggregate amortized cost basis of $2.9 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of June 30, 2024.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of June 30, 2024.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	June 30, 2024
	GBP	EUR	All Other(1)
Foreign currency assets	£2,567,965	€2,589,989	$2,075,485
Foreign currency liabilities	(1,919,995)	(1,863,580)	(1,610,680)
Foreign currency contracts – notional	(638,650)	(717,588)	(457,780)
Net exposure to exchange rate fluctuations	£9,320	€8,821	$7,025
Net exposure to exchange rate fluctuations in USD(2)	$11,765	$9,450	$7,025

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of June 30, 2024.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.     OTHER INFORMATION

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, therefore, our affiliate.

ITEM 6.	EXHIBITS

10.1
Fifth Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of June 6, 2024, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd, Blackstone Mortgage Trust, Inc. and Citibank, N.A.

10.2
Fifth Amendment to Master Repurchase Agreement, dated as of April 10, 2024, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A Finco, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE MORTGAGE TRUST, INC.

July 24, 2024	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

July 24, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)