Form 10-Q
period 2024-09-30
BLACKSTONE MORTGAGE TRUST, INC.
filed 2024-10-23
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of October 16, 2024 was 172,988,799.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Financial Statements (Unaudited):
	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	3
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2024 and 2023	5
	Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2024 and 2023, June 30, 2024 and 2023, and September 30, 2024 and 2023	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	8
	Notes to Consolidated Financial Statements	10
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	53
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	84
ITEM 4.	CONTROLS AND PROCEDURES	86
PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	87
ITEM 1A.	RISK FACTORS	87
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	87
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	87
ITEM 4.	MINE SAFETY DISCLOSURES	87
ITEM 5.	OTHER INFORMATION	87
ITEM 6.	EXHIBITS	89
SIGNATURES		90

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$322,104	$350,014
Loans receivable	21,602,517	23,787,012
Current expected credit loss reserve	(1,011,059)	(576,936)
Loans receivable, net	20,591,458	23,210,076
Real estate owned, net	138,725	—
Other assets	390,907	476,088
Total Assets	$21,443,194	$24,036,178
Liabilities and Equity
Secured debt, net	$11,001,491	$12,683,095
Securitized debt obligations, net	2,248,307	2,505,417
Asset-specific debt, net	1,197,056	1,000,210
Loan participations sold, net	103,489	337,179
Term loans, net	2,089,715	2,101,632
Senior secured notes, net	333,023	362,763
Convertible notes, net	263,334	295,847
Other liabilities	346,382	362,531
Total Liabilities	17,582,797	19,648,674
Commitments and contingencies	—	—
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 172,987,597 and 173,209,933 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,730	1,732
Additional paid-in capital	5,521,305	5,507,459
Accumulated other comprehensive income	11,091	9,454
Accumulated deficit	(1,689,534)	(1,150,934)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,844,592	4,367,711
Non-controlling interests	15,805	19,793
Total Equity	3,860,397	4,387,504
Total Liabilities and Equity	$21,443,194	$24,036,178

Note: The consolidated balance sheets as of September 30, 2024 and December 31, 2023 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of September 30, 2024 and December 31, 2023, assets of the consolidated VIEs totaled $2.7 billion and $3.0 billion, respectively, and liabilities of the consolidated VIEs totaled $2.3 billion and $2.5 billion, respectively. Refer to Note 19 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from loans and other investments
Interest and related income	$430,092	$519,342	$1,382,367	$1,532,618
Less: Interest and related expenses	321,744	353,972	1,004,854	1,015,718
Income from loans and other investments, net	108,348	165,370	377,513	516,900
Revenue from real estate owned	1,214	—	1,214	—
Gain on extinguishment of debt	2,389	4,541	5,352	4,541
Total net revenues	111,951	169,911	384,079	521,441
Other expenses
Management and incentive fees	18,605	28,882	56,258	92,747
General and administrative expenses	13,423	12,001	40,811	37,888
Expenses from real estate owned	2,684	—	3,647	—
Total other expenses	34,712	40,883	100,716	130,635
Increase in current expected credit loss reserve	(132,470)	(96,900)	(519,747)	(134,530)
(Loss) income before income taxes	(55,231)	32,128	(236,384)	256,276
Income tax provision	613	1,568	2,832	4,663
Net (loss) income	(55,844)	30,560	(239,216)	251,613
Net income attributable to non-controlling interests	(540)	(1,036)	(2,063)	(2,681)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(56,384)	$29,524	$(241,279)	$248,932
Net (loss) income per share of common stock
Basic	$(0.32)	$0.17	$(1.39)	$1.44
Diluted	$(0.32)	$0.17	$(1.39)	$1.44
Weighted-average shares of common stock outstanding
Basic	173,637,101	172,648,118	173,881,116	172,620,799
Diluted	173,637,101	172,648,118	173,881,116	180,891,859

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(55,844)	$30,560	$(239,216)	$251,613
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation	91,072	(71,782)	49,009	(21,455)
Realized and unrealized (loss) gain on derivative financial instruments	(90,309)	71,648	(47,372)	22,039
Other comprehensive income (loss)	763	(134)	1,637	584
Comprehensive (loss) income	(55,081)	30,426	(237,579)	252,197
Comprehensive income attributable to non-controlling interests	(540)	(1,036)	(2,063)	(2,681)
Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(55,621)	$29,390	$(239,642)	$249,516
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Restricted class A common stock earned	4	7,907	—	—	7,911	—	7,911
Dividends reinvested	—	253	—	—	253	—	253
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(123,838)	(123,838)	668	(123,170)
Other comprehensive income	—	—	416	—	416	—	416
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,901)	(107,901)	—	(107,901)
Distributions to non-controlling interests	—	—	—	—	—	(627)	(627)
Balance at March 31, 2024	$1,736	$5,515,820	$9,870	$(1,382,673)	$4,144,753	$19,834	$4,164,587
Restricted class A common stock earned	—	7,761	—	—	7,761	—	7,761
Dividends reinvested	—	261	—	—	261	—	261
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(61,057)	(61,057)	855	(60,202)
Other comprehensive income	—	—	458	—	458	—	458
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,873)	(107,873)	—	(107,873)
Contributions from non-controlling interests	—	—	—	—	—	1,245	1,245
Distributions to non-controlling interests	—	—	—	—	—	(1,840)	(1,840)
Balance at June 30, 2024	$1,736	$5,524,043	$10,328	$(1,551,603)	$3,984,504	$20,094	$4,004,598
Repurchases of class A common stock	(6)	(10,992)	—	—	(10,998)	—	(10,998)
Restricted class A common stock earned	—	7,728	—	—	7,728	—	7,728
Dividends reinvested	—	270	—	—	270	—	270
Deferred directors’ compensation	—	256	—	—	256	—	256
Net (loss) income	—	—	—	(56,384)	(56,384)	540	(55,844)
Other comprehensive income	—	—	763	—	763	—	763
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(81,547)	(81,547)	—	(81,547)
Distributions to non-controlling interests	—	—	—	—	—	(4,829)	(4,829)
Balance at September 30, 2024	$1,730	$5,521,305	$11,091	$(1,689,534)	$3,844,592	$15,805	$3,860,397

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

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(239,216)	$251,613
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	24,058	22,926
Amortization of deferred fees on loans	(50,568)	(60,333)
Amortization of deferred financing costs and premiums/discounts on debt obligations	32,185	42,620
Payment-in-kind interest, net of interest received	(9,612)	(1,372)
Increase in current expected credit loss reserve	519,747	134,530
Gain on extinguishment of debt	(5,352)	(4,541)
Depreciation and amortization of real estate owned	1,214	—
Unrealized (gain) loss on derivative financial instruments, net	(6,346)	3,195
Realized gain on derivative financial instruments, net	(6,923)	(23,800)
Changes in assets and liabilities, net
Other assets	52,699	(931)
Other liabilities	(29,978)	(16,226)
Net cash provided by operating activities	281,908	347,681
Cash flows from investing activities
Principal fundings of loans receivable	(982,229)	(1,065,049)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	3,135,968	2,323,258
Origination and other fees received on loans receivable	26,140	11,046
Payments under derivative financial instruments	(140,566)	(224,367)
Receipts under derivative financial instruments	56,767	40,466
Collateral deposited under derivative agreements	(184,220)	(230,620)
Return of collateral deposited under derivative agreements	238,640	333,730
Net cash provided by investing activities	2,150,500	1,188,464

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities
Borrowings under secured debt	$1,016,974	$1,490,503
Repayments under secured debt	(2,742,691)	(2,162,706)
Repayments of securitized debt obligations	(259,081)	(161,030)
Borrowings under asset-specific debt	197,141	223,357
Repayments under asset-specific debt	—	(239,037)
Proceeds from sale of loan participations	—	50,692
Repayments of loan participations	(235,960)	—
Repayments and repurchases of term loans	(18,797)	(16,497)
Repurchases of senior secured notes	(27,222)	(28,525)
Repayments and repurchases of convertible notes	(31,424)	(220,000)
Payment of deferred financing costs	(18,126)	(18,680)
Contributions from non-controlling interests	1,245	—
Distributions to non-controlling interests	(7,296)	(5,436)
Dividends paid on class A common stock	(322,712)	(320,104)
Repurchases of class A common stock	(10,998)	—
Net cash used in financing activities	(2,458,947)	(1,407,463)
Net (decrease) increase in cash and cash equivalents	(26,539)	128,682
Cash and cash equivalents at beginning of period	350,014	291,340
Effects of currency translation on cash and cash equivalents	(1,371)	1,473
Cash and cash equivalents at end of period	$322,104	$421,495
Supplemental disclosure of cash flows information
Payments of interest	$(993,434)	$(981,945)
Payments of income taxes	$(4,653)	$(5,228)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(81,306)	$(106,824)
Loan principal payments held by servicer, net	$26,269	$12,713
Transfer of senior loan to real estate owned	$139,239	$—
Assumption of other assets and liabilities related to real estate owned	$16,256	$—
Accrued capital expenditures on real estate owned	$100	$—

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
Certain reclassifications have been made in the presentation of the prior period statement of cash flows related to payment-in-kind interest and principal fundings of loans receivable, in new financings by spread in Note 6, and to the weighted-average maximum maturity of loans receivable in Note 3 to conform to the current period presentation.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both September 30, 2024 and December 31, 2023, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $611.9 million and $640.6 million as of September 30, 2024 and December 31, 2023, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2024.
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
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’ estimated useful lives of up to 40 years for buildings and 10 years for tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-line basis. The cost of ordinary repairs and maintenance are expensed as incurred.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows over the remaining holding period, the asset is considered for impairment. The impairment loss is recognized when the carrying value of the real estate assets exceed their fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.
Real estate assets are classified as held for sale in the period when they meet the criteria under ASC Topic 360 “Property, Plant, and Equipment.” Once a real estate asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell. If circumstances arise and we decide not to sell a real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of September 30, 2024, we had three REO assets which were all classified as held for investment.
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
As of September 30, 2024, we had an aggregate $883.6 million asset-specific CECL reserve related to 20 of our loans receivable with an aggregate amortized cost basis of $3.2 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of September 30, 2024. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as a Level 3 asset in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.00% to 8.55%, and the unlevered discount rate, which ranged from 7.28% to 11.00%.
On March 19, 2024, we acquired legal title to an office property located in Mountain View, CA through a deed-in-lieu of foreclosure. At the time of acquisition, we determined the fair value of the real estate asset to be $60.2 million based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. This REO asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the asset of 7.00% and a discount rate of 9.50%.
On July 2, 2024, we acquired legal title to a multifamily property located in San Antonio, TX through a foreclosure transaction. At the time of acquisition, we determined the fair value of the real estate asset to be $33.6 million based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. This REO asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the asset of 6.00% and a discount rate of 7.50%.
On September 16, 2024, we consolidated an office property located in Burlington, MA as a result of a loan modification that provided us an equity interest in the property. Refer to Note 19 for additional information. At the time of modification, we determined the fair value of the real estate asset to be $64.6 million based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. This REO asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the asset of 8.00% and a discount rate of 10.00%.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	September 30, 2024	December 31, 2023
Number of loans	149	178
Principal balance	$21,761,684	$23,923,719
Net book value	$20,591,458	$23,210,076
Unfunded loan commitments(1)	$1,562,589	$2,430,664
Weighted-average cash coupon(2)	+ 3.40%	+ 3.37%
Weighted-average all-in yield(2)	+ 3.74%	+ 3.71%
Weighted-average maximum maturity (years)(3)	2.2	2.5

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of September 30, 2024, all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. As of December 31, 2023, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure as of September 30, 2024 and December 31, 2023 includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of September 30, 2024, 14% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty. As of December 31, 2023, 14% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of September 30, 2024 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
0.00% or no floor(2)(3)	$5,307,784	$5,035,435	$10,343,219
0.01% to 1.00% floor	4,256,122	401,715	4,657,837
1.01% to 2.00% floor	1,944,476	960,463	2,904,939
2.01% to 3.00% floor	1,724,694	542,020	2,266,714
3.01% or more floor	1,388,231	200,744	1,588,975
Total(4)	$14,621,307	$7,140,377	$21,761,684

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Swiss Franc currencies.
(2)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(3)Includes all impaired loans.
(4)As of September 30, 2024, the weighted-average index rate floor of our loans receivable principal balance was 0.97%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.57%.

Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2023	$23,923,719	$(136,707)	$23,787,012
Loan fundings	982,229	—	982,229
Loan repayments, sales, and cost-recovery proceeds	(3,055,044)	(59,848)	(3,114,892)
Charge-offs	(104,157)	13,618	(90,539)
Transfer to real estate owned	(139,239)	—	(139,239)
Transfer to other assets(2)	(30,177)	—	(30,177)
Payment-in-kind interest, net of interest received	9,612	—	9,612
Unrealized gain (loss) on foreign currency translation	174,741	(658)	174,083
Deferred fees and other items	—	(26,140)	(26,140)
Amortization of fees and other items	—	50,568	50,568
Loans Receivable, as of September 30, 2024	$21,761,684	$(159,167)	$21,602,517
CECL reserve			(1,011,059)
Loans Receivable, net, as of September 30, 2024			$20,591,458

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to: (i) a loan that was partially satisfied through the issuance of a note receivable; (ii) proceeds from a loan repayment that are held in escrow; and (iii) intangible assets related to loans that were transferred to REO, all of which are included within other assets in our consolidated balance sheets. See Note 5 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

September 30, 2024
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	47	$8,684,237	$9,033,796	$6,807,782	35%
Multifamily	62	5,620,111	5,811,899	5,471,558	28
Hospitality	17	3,175,423	3,217,014	3,038,093	16
Industrial	10	2,086,785	2,096,229	2,062,923	11
Retail	5	693,991	721,638	660,935	3
Life Sciences / Studio	4	401,890	606,999	400,303	2
Other	4	940,080	940,840	905,315	5
Total loans receivable	149	$21,602,517	$22,428,415	$19,346,909	100%
CECL reserve		(1,011,059)
Loans receivable, net		$20,591,458

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	55	$5,236,391	$5,359,950	$4,815,460	25%
Northeast	23	5,117,181	5,174,073	3,848,675	20
West	26	2,723,436	3,381,514	2,425,958	13
Midwest	9	945,419	951,628	772,852	4
Northwest	4	412,956	416,373	413,982	2
Subtotal	117	14,435,383	15,283,538	12,276,927	64
International
United Kingdom	17	3,130,712	3,091,981	3,072,996	16
Australia	3	1,026,894	1,032,914	1,029,221	5
Ireland	3	1,112,988	1,118,583	1,111,325	7
Spain	3	852,586	854,172	813,041	4
Sweden	1	467,303	469,004	468,624	2
Other Europe	4	519,158	520,223	517,134	2
Other International	1	57,493	58,000	57,641	—
Subtotal	32	7,167,134	7,144,877	7,069,982	36
Total loans receivable	149	$21,602,517	$22,428,415	$19,346,909	100%
CECL reserve		(1,011,059)
Loans receivable, net		$20,591,458

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2024, which is our total loan exposure net of (i) $770.2 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $99.0 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $1.0 billion. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	16	$2,058,795	$2,062,324	$1,139,470
2	26	3,938,950	3,947,816	3,944,699
3	67	9,595,696	9,783,847	9,192,975
4	20	2,843,464	3,365,798	2,783,690
5	20	3,165,612	3,268,630	2,286,075
Total loans receivable	149	$21,602,517	$22,428,415	$19,346,909
CECL reserve		(1,011,059)
Loans receivable, net		$20,591,458

	December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,101	$811,217	$763,223
2	36	6,143,184	6,618,319	5,095,395
3	99	12,277,518	12,573,282	11,964,620
4	15	2,725,930	3,036,837	2,668,025
5	13	1,877,279	1,931,373	1,460,725
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2024, which is our total loan exposure net of (i) $770.2 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $99.0 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $1.0 billion. Our net loan exposure as of December 31, 2023 is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, and (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.1 and 3.0 as of September 30, 2024 and December 31, 2023, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three and nine months ended September 30, 2024 and 2023 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
(Decrease) increase in CECL reserves	(3,807)	(770)	(5,918)	245,942	235,447
Charge-offs of CECL reserves	—	—	—	(61,013)	(61,013)
CECL reserves as of March 31, 2024	$74,528	$30,790	$43,453	$602,599	$751,370
(Decrease) increase in CECL reserves	(11,997)	(2,639)	423	169,318	155,105
Charge-offs of CECL reserves	—	—	—	(12,537)	(12,537)
CECL reserve as of June 30, 2024	$62,531	$28,151	$43,876	$759,380	$893,938
(Decrease) increase in CECL reserves	(9,584)	(1,916)	4,424	141,186	134,110
Charge-offs of CECL reserves	—	—	—	(16,989)	(16,989)
CECL reserve as of September 30, 2024	$52,947	$26,235	$48,300	$883,577	$1,011,059

CECL reserves as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase (decrease) in CECL reserves	5,314	(2,823)	483	7,480	10,454
CECL reserves as of March 31, 2023	$73,194	$19,696	$46,443	$197,258	$336,591
Increase (decrease) in CECL reserves	1,199	9,296	(354)	17,143	27,284
CECL reserve as of June 30, 2023	$74,393	$28,992	$46,089	$214,401	$363,875
(Decrease) increase in CECL reserves	(5,639)	(2,336)	(627)	108,150	99,548
CECL reserve as of September 30, 2023	$68,754	$26,656	$45,462	$322,551	$463,423

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended September 30, 2024, we recorded a net increase of $117.1 million in the CECL reserves against our loans receivable portfolio, due to a $134.1 million increase in CECL reserves, offset by charge-offs of our CECL reserves of $17.0 million, bringing our total loans receivable CECL reserve to $1.0 billion as of September 30, 2024. This increase primarily relates to two loans impaired during the three months ended September 30, 2024, both of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. As of September 30, 2024, the income accrual was suspended on the two additional loans that were impaired as the recovery of income and principal was doubtful. During the three months ended September 30, 2024, we recorded $4.9 million of interest income on these two loans. In addition, our general CECL reserves decreased primarily as a result of loan repayments reducing the size of our portfolio during the three months ended September 30, 2024.
The charge-offs primarily related to one previously impaired loan that was resolved during the three months ended September 30, 2024. The resolution was the result of the consolidation of an office property located in Burlington, MA as a result of a loan modification that provided us an equity interest in the property. Refer to Note 19 for additional information.
As of September 30, 2024, we had an aggregate $883.6 million asset-specific CECL reserve related to 20 of our loans receivable, with an aggregate amortized cost basis of $3.2 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended September 30, 2024, we received an aggregate $24.5 million of cash proceeds from such loans that were applied as a

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
reduction to the amortized cost basis of each respective loan.
As of September 30, 2024, all borrowers under performing loans were in compliance with the applicable contractual terms, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of September 30, 2024 and December 31, 2023, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of September 30, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
U.S. loans
1	$—	$—	$151,575	$352,654	$60,364	$1,404,644	$1,969,237
2	—	—	196,997	1,835,751	—	285,520	2,318,268
3	149,237	—	1,608,030	2,326,962	580,073	474,972	5,139,274
4	—	—	235,509	903,496	—	761,481	1,900,486
5	—	—	—	—	—	—	—
Total U.S. loans	$149,237	$—	$2,192,111	$5,418,863	$640,437	$2,926,617	$11,327,265
Non-U.S. loans
1	$—	$—	$—	$89,558	$—	$—	$89,558
2	—	—	537,063	850,624	94,179	138,816	1,620,682
3	—	—	681,698	1,167,063	—	1,415,526	3,264,287
4	—	—	—	—	—	363,489	363,489
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$—	$1,218,761	$2,107,245	$94,179	$1,917,831	$5,338,016
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	909,171	—	—	282,964	1,192,135
4	—	—	—	—	—	579,489	579,489
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$909,171	$—	$—	$862,453	$1,771,624
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	492,615	1,146,576	138,840	1,387,581	3,165,612
Total impaired loans	$—	$—	$492,615	$1,146,576	$138,840	$1,387,581	$3,165,612
Total loans receivable
1	$—	$—	$151,575	$442,212	$60,364	$1,404,644	$2,058,795
2	—	—	734,060	2,686,375	94,179	424,336	3,938,950
3	149,237	—	3,198,899	3,494,025	580,073	2,173,462	9,595,696
4	—	—	235,509	903,496	—	1,704,459	2,843,464
5	—	—	492,615	1,146,576	138,840	1,387,581	3,165,612
Total loans receivable	$149,237	$—	$4,812,658	$8,672,684	$873,456	$7,094,482	$21,602,517
CECL reserve							(1,011,059)
Loans receivable, net							$20,591,458

Gross charge-offs(2)	—	—	(17,450)	(53,587)	—	(19,502)	$(90,539)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the nine months ended September 30, 2024.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASU 2022-02
During the twelve months ended September 30, 2024, we entered into six loan modifications that require disclosure pursuant to ASU 2022-02. Four of these loans were collateralized by office assets and two were collateralized by hospitality assets.
Two of the loan modifications included other-than-insignificant payment delays, specifically the option to pay interest in-kind. For one of the loans, the modification included an additional 2.00% exit fee and the interest rate increased by 2.00%. The other modification included an additional 3.00% exit fee and the interest rate increased by 4.00%. As of September 30, 2024, the aggregate amortized cost basis of these loans was $347.5 million, or 1.6% of our aggregate loans receivable portfolio, and these loans had no unfunded commitments. These loans were performing pursuant to their modified contractual terms as of September 30, 2024, had risk ratings of “5” as of September 30, 2024, and have asset-specific CECL reserves.
The other four loan modifications included term extensions combined with other-than-insignificant payment delays. The first loan modification included a term extension of 2.5 years, and the loan was bifurcated into a separate senior loan and mezzanine loan. The senior loan is paying interest current while the mezzanine loan is paying interest in-kind. The second modification included a term extension of 2 years, a $34.5 million increase in our total loan commitment, and was converted to a fixed coupon rate of 15.00% with interest paid in-kind, inclusive of a senior portion of our loan that accrues interest at a floating rate of SOFR + 2.50%. We are accruing interest on the senior portion of the loan, and deferring interest income recognition on the remaining portion. The third loan modification included a term extension of 7 months, and an increase in paid in-kind interest of 5.00%. The fourth loan modification included a term extension of 10 months. As of September 30, 2024, the aggregate amortized cost basis of these loans was $457.9 million, or 2.1% of our aggregate loans receivable portfolio, with an aggregate $61.5 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of September 30, 2024. As of September 30, 2024, three of these loans had a risk rating of “5” and two loans had a risk rating of “4.”
Loans with a risk rating of “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of September 30, 2024, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of September 30, 2024 and December 31, 2023, our Multifamily Joint Venture held $294.7 million and $612.9 million of loans, respectively, which are included in the loan disclosures above. As of September 30, 2024, our Multifamily Joint Venture also held a $32.2 million REO asset. As of December 31, 2023, our Multifamily Joint Venture did not hold any REO assets. Refer to Note 4 for additional discussion of our REO assets. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. REAL ESTATE OWNED
During the nine months ended September 30, 2024, we acquired three REO assets for a total acquisition price of $159.9 million. We allocated $75.7 million to building and building improvements, $63.5 million to land and land improvements, $19.2 million to acquired intangible assets, and $1.5 million to other components of the purchase price. As of December 31, 2023, we did not have any REO assets or liabilities.
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
On July 2, 2024, we acquired legal title to a multifamily property located in San Antonio, TX through a foreclosure transaction. The multifamily property previously collateralized a senior mortgage loan with an amortized cost basis of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
$33.0 million that was risk rated a “4”, and did not have an asset-specific CECL reserve at the time of the transaction. The acquisition was accounted for as an asset acquisition under ASC Topic 805 “Business Combinations,” and upon acquisition we recognized the multifamily property as an REO asset held for investment. The REO asset was recorded on our consolidated balance sheet at $33.6 million based on the estimated fair value at acquisition. This transaction did not result in any CECL reserve charge-offs during the three months ended September 30, 2024.
On September 16, 2024, we consolidated an office property located in Burlington, MA as a result of a loan modification that provided us an equity interest in the property. Refer to Note 19 for additional information. This was accounted for as an asset acquisition under ASC Topic 805 “Business Combinations,” and upon acquisition we recognized the office property as an REO asset held for investment. The office property previously collateralized a senior mortgage loan with an amortized cost basis of $82.9 million that was risk rated a “5” with a CECL reserve of $17.5 million at the time of the transaction. The REO asset was recorded on our consolidated balance sheet at $64.6 million based on its estimated fair value at acquisition. This resulted in a CECL reserve charge-off of $17.5 million during the three months ended September 30, 2024.
See Note 2 for additional information on REO.
The following table presents the REO assets included in our consolidated balance sheets ($ in thousands):

September 30, 2024
Assets
Land and land improvements	$63,494
Building and building improvements	75,847
Total	$139,341
Less: accumulated depreciation	(616)
Real estate owned, net	$138,725

Intangible real estate assets	$19,200
Less: accumulated amortization	(598)
Intangible real estate assets, net(1)	$18,602

(1)Included within other assets on our consolidated balance sheets. Refer to Note 5 for additional information.
We recognized revenue from real estate owned of $1.2 million during both the three and nine months ended September 30, 2024, which is included in revenues from real estate owned in our consolidated statements of operations.
We recognized expenses from real estate owned of $2.7 million and $3.6 million during the three and nine months ended September 30, 2024, respectively. These expenses consisted of $1.0 million and $1.2 million of depreciation and amortization expense during the three and nine months ended September 30, 2024, respectively, and $1.7 million and $2.4 million of other operating expenses during the three and nine months ended September 30, 2024, respectively. These expenses are included in expenses from real estate owned in our consolidated statements of operations. There was no income or expense recognized related to REO assets during the three and nine months ended September 30, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
5. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	September 30, 2024	December 31, 2023
Accrued interest receivable	$176,049	$214,835
Loan portfolio payments held by servicer(1)	131,347	152,423
Collateral deposited under derivative agreements	49,080	103,500
Real estate intangible assets, net	18,602	—
Accounts receivable and other assets	8,157	2,420
Derivative assets	7,026	1,890
Prepaid expenses	646	1,020
Total	$390,907	$476,088

(1)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date that were remitted to us during the subsequent remittance cycle.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	September 30, 2024	December 31, 2023
Secured debt repayments pending servicer remittance(1)	$105,078	$13,526
Accrued dividends payable	81,306	107,390
Accrued interest payable	74,168	97,820
Derivative liabilities	50,256	94,817
Accrued management and incentive fees payable	18,605	26,342
Current expected credit loss reserves for unfunded loan commitments(2)	8,307	15,371
Accounts payable and other liabilities	8,662	7,265
Total	$346,382	$362,531

(1)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
(2)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of September 30, 2024, we had aggregate unfunded commitments of $1.6 billion related to 76 loans receivable. The expected credit losses over the contractual period of our loans is impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 21 for further discussion of our unfunded loan commitments. During the three and nine months ended September 30, 2024, we recorded decreases in the CECL reserves related to our unfunded loan commitments of $1.6 million and $7.1 million, respectively, bringing our total unfunded loan commitments CECL reserve to $8.3 million as of September 30, 2024. During the three months ended September 30, 2023, we recorded an increase in the CECL reserves related to our unfunded loan commitments of $2.6 million, and for the nine months ended September 30, 2023, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $2.8 million, bringing our total unfunded loan commitments CECL reserve to $13.6 million as of September 30, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
6. SECURED DEBT, NET
Our secured debt includes our secured credit facilities. During the nine months ended September 30, 2024, we obtained approval for $531.5 million of new borrowings against $709.0 million of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2024	December 31, 2023
Secured credit facilities	$11,012,558	$12,697,058
Deferred financing costs(1)	(11,067)	(13,963)
Net book value of secured debt	$11,001,491	$12,683,095

(1)Costs incurred in connection with our secured debt are recorded on our consolidated balance sheets when incurred and recognized as a component of interest expense over the life of each related facility.
Secured Credit Facilities
Our secured credit facilities are bilateral agreements we use to finance diversified pools of senior loan collateral with sufficient flexibility to accommodate our investment and asset management strategy. The facilities are uniformly structured to provide currency, index, and term-matched financing without capital markets based mark-to-market provisions. Our credit facilities are diversified across 14 counterparties, primarily consisting of top global financial institutions to minimize our counterparty risk exposure.

The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2024 ($ in thousands):

September 30, 2024
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	13	$5,700,943	August 2026	103	$9,456,409	September 2026	36%	25% - 100%
GBP	6	2,290,098	March 2027	16	3,028,733	March 2027	26%	25% - 50%
EUR	7	1,810,878	September 2026	11	2,453,143	September 2026	41%	25% - 100%
Others(5)	4	1,210,639	April 2028	4	1,513,298	April 2028	25%	25%
Total	14	$11,012,558	December 2026	134	$16,451,583	December 2026	34%	25% - 100%

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
(3)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date.
(5)Includes Australian Dollar, Swedish Krona, and Swiss Franc currencies.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured debt as of September 30, 2024 and December 31, 2023 ($ in thousands):

	Nine Months Ended September 30, 2024	September 30, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$23,000	$4,437,843	+1.53%	$6,695,441	+3.20%	+1.67%
+ 1.51% to + 1.75%	74,118	2,861,825	+1.79%	3,969,387	+3.54%	+1.75%
+ 1.76% to + 2.00%	—	1,328,211	+2.10%	2,255,736	+3.75%	+1.65%
+ 2.01% or more	434,412	2,384,679	+2.65%	3,531,019	+4.49%	+1.84%
Total	$531,530	$11,012,558	+1.91%	$16,451,583	+3.62%	+1.71%

	Year Ended December 31, 2023	December 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,647,848	+1.53%	$8,341,383	+3.24%	+1.71%
+ 1.51% to + 1.75%	—	2,679,699	+1.82%	3,723,365	+3.49%	+1.67%
+ 1.76% to + 2.00%	42,908	1,850,809	+2.11%	2,913,067	+3.92%	+1.81%
+ 2.01% or more	69,170	2,518,702	+2.64%	3,616,503	+4.30%	+1.66%
Total	$112,078	$12,697,058	+1.89%	$18,594,318	+3.58%	+1.69%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we obtained approval for during the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and REO assets.
(4)Represents the weighted-average all-in cost as of September 30, 2024 and December 31, 2023, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of September 30, 2024, there was an aggregate $1.1 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We previously had a $100.0 million full recourse secured credit facility that was designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility was variable, dependent on the type of loan collateral. This facility matured on April 3, 2024.
During the nine months ended September 30, 2024, we had no borrowings under the acquisition facility, and we recorded interest expense of $126,000, including $35,000 of amortization of deferred fees and expenses.
During the year ended December 31, 2023, we had no borrowings under the acquisition facility, and we recorded interest expense of $722,000, including $233,000 of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Covenants
As of September 30, 2024, we are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.25 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to September 30, 2024; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2024 and December 31, 2023, we were in compliance with these covenants.
During the three months ended September 30, 2024, the financial covenant under each applicable secured debt agreement related to the ratio of our EBITDA to fixed charges, as noted above, was amended so that the ratio shall be not less than 1.25 to 1.0 with respect to each of the four fiscal quarters beginning with the quarter ended September 30, 2024, and shall be not less than 1.3 to 1.0 thereafter.
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

	September 30, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,453	$785,371	+ 1.40%	May 2038
Underlying Collateral Assets	25	981,703	981,703	+ 3.26%	January 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	659,495	659,494	+ 1.86%	November 2037
Underlying Collateral Assets	14	850,745	850,745	+ 3.06%	February 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	803,484	803,442	+ 1.38%	February 2038
Underlying Collateral Assets	14	1,060,359	1,060,359	+ 2.82%	April 2026
Total
Senior CLO Securities Outstanding(5)	3	$2,248,432	$2,248,307	+1.53%
Underlying Collateral Assets	53	$2,892,807	$2,892,807	+ 3.03%

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
(5)During the three and nine months ended September 30, 2024, we recorded $40.6 million and $123.9 million, respectively, of interest expense related to our securitized debt obligations.

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
(5)During the three and nine months ended September 30, 2023, we recorded $44.5 million and $127.6 million, respectively, of interest expense related to our securitized debt obligations.
8. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	September 30, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,201,237	$1,197,056	+ 3.19%	June 2026
Collateral assets	2	$1,433,807	$1,425,388	+ 4.06%	June 2026

	December 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,004,097	$1,000,210	+ 3.14%	March 2026
Collateral assets	2	$1,194,408	$1,186,559	+ 3.98%	March 2026

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
The following table details our loan participations sold ($ in thousands):

	September 30, 2024
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation	2	$103,500	$103,489	+ 7.29%	February 2026
Total Loan	2	446,939	446,708	+ 4.07%	February 2026

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$236,797	$236,499	+ 3.22%	March 2027
Total Loan	1	295,996	294,783	+ 4.86%	March 2027
Junior Participations
Loan Participation	2	$100,924	$100,680	+ 7.50%	February 2026
Total Loan	2	401,569	399,603	+ 4.75%	February 2026
Total
Loan Participation(4)	3	$337,721	$337,179
Total Loan	3	$697,565	$694,386

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
(4)During the three and nine months ended September 30, 2024, we recorded $3.2 million and $18.9 million, respectively, of interest expense related to our loan participations sold. During the year ended December 31, 2023, we recorded $20.6 million of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
10. TERM LOANS, NET
As of September 30, 2024, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$901,418	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	407,773	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	807,234	+ 3.50%	+ 4.11%	May 9, 2029
Total face value	$2,116,425

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-3 Term Loan were $9.6 million and $5.4 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the three and nine months ended September 30, 2024, we recorded $46.5 million and $139.8 million, respectively, of interest expense related to our Term Loans, including $2.3 million and $6.8 million, respectively, of amortization of deferred fees and expenses.
During the three and nine months ended September 30, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99%. This resulted in a gain on extinguishment of debt of $25,000 during the three and nine months ended September 30, 2024. There was no repurchase activity during the three and nine months ended September 30, 2023.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	September 30, 2024	December 31, 2023
Face value	$2,116,425	$2,135,221
Deferred financing costs and unamortized discount	(26,710)	(33,589)
Net book value	$2,089,715	$2,101,632
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2024 and December 31, 2023, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
11. SENIOR SECURED NOTES, NET
As of September 30, 2024, the following senior secured notes, or Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes	Face Value	Interest Rate	All-in Cost(1)	Maturity
Senior Secured Notes	$335,316	3.75%	4.02%	January 15, 2027

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
The transaction expenses on the Senior Secured Notes were $6.3 million, which are amortized into interest expense over the life of the Senior Secured Notes. During the three and nine months ended September 30, 2024, we recorded $3.4 million and $10.5 million, respectively, of interest expense related to our Senior Secured Notes, including $254,000 and $775,000, respectively, of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the three and nine months ended September 30, 2024, we repurchased an aggregate principal amount of $4.6 million and $30.8 million, respectively, of the Senior Secured Notes at a weighted-average price of 92% and 88%, respectively. This resulted in a gain on extinguishment of debt of $330,000 and $3.3 million during the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2023, we repurchased an aggregate principal amount of $33.4 million of the Senior Secured Notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.5 million during both the three and nine months ended September 30, 2023.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2024	December 31, 2023
Face value	$335,316	$366,090
Deferred financing costs	(2,293)	(3,327)
Net book value	$333,023	$362,763
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of September 30, 2024 and December 31, 2023, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
12. CONVERTIBLE NOTES, NET
As of September 30, 2024, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022 convertible notes	$266,157	5.50%	5.94%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of September 30, 2024.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $19.01 on September 30, 2024, the last trading day in the three months ended September 30, 2024, was less than the per share conversion price of the Convertible Notes.
During the three and nine months ended September 30, 2024, we repurchased an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93%. This resulted in a gain on extinguishment of debt of $2.0 million during the three and nine months ended September 30, 2024. There was no repurchase activity during the three and nine months ended September 30, 2023.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	September 30, 2024	December 31, 2023
Face value	$266,157	$300,000
Deferred financing costs and unamortized discount	(2,823)	(4,153)
Net book value	$263,334	$295,847

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash coupon	$3,874	$4,125	$12,124	$14,514
Discount and issuance cost amortization	305	319	944	1,270
Total interest expense	$4,179	$4,444	$13,068	$15,784
Accrued interest payable for the Convertible Notes was $649,000 and $4.9 million as of September 30, 2024 and December 31, 2023, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

September 30, 2024				December 31, 2023
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	973,345	Buy USD / Sell SEK Forward	2	kr	973,246
Buy USD / Sell GBP Forward	9		£663,345	Buy USD / Sell GBP Forward	7		£696,919
Buy USD / Sell EUR Forward	6		€594,609	Buy USD / Sell EUR Forward	8		€673,644
Buy USD / Sell AUD Forward	7	A$	385,545	Buy USD / Sell AUD Forward	10	A$	471,989
Buy USD / Sell CHF Forward	1	CHF	6,752	Buy USD / Sell DKK Forward	2	kr.	195,674
Buy USD / Sell DKK Forward	2	kr.	2,185	Buy USD / Sell CHF Forward	4	CHF	8,352

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

September 30, 2024				December 31, 2023
Non-designated Hedges	Number of Instruments	Notional Amount		Non-designated Hedges	Number of Instruments	Notional Amount
Buy DKK / Sell USD Forward	1	kr	192,750	Buy SEK / Sell USD Forward	1	kr	30,800
Buy USD / Sell DKK Forward	1	kr	192,750	Buy USD / Sell SEK Forward	1	kr	30,800
Buy GBP / Sell USD Forward	2		£127,400	Buy GBP / Sell USD Forward	2		£26,900
Buy USD / Sell GBP Forward	2		£127,400	Buy USD / Sell GBP Forward	2		£26,900
Buy AUD / Sell USD Forward	1	A$	112,500	Buy AUD / Sell USD Forward	1	A$	7,600
Buy USD / Sell AUD Forward	1	A$	112,500	Buy USD / Sell AUD Forward	1	A$	7,600
Buy EUR / Sell USD Forward	2		€68,900
Buy USD / Sell EUR Forward	2		€68,900
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
The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk (notional amount in thousands):

September 30, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.1

December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Wtd. Avg. Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.9
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our floating rate debt. During the twelve months following September 30, 2024, we estimate that an additional $65,000 will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2024	2023	2024	2023
Designated Hedges	Interest Income(1)	$4,442	$5,120	$13,309	$20,599
Designated Hedges	Interest Expense(2)	399	384	1,244	459
Non-Designated Hedges	Interest Income(1)	(22)	2	(32)	70
Non-Designated Hedges	Interest Expense(3)	(14)	(2)	(7)	(64)
Total		$4,805	$5,504	$14,514	$21,064

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
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$30	$30	$41,011	$92,922
Interest rate derivatives	65	317	—	—
Total derivatives designated as hedging instruments	$95	$347	$41,011	$92,922
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$6,931	$1,543	$9,245	$1,895
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$6,931	$1,543	$9,245	$1,895
Total Derivatives	$7,026	$1,890	$50,256	$94,817

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain Reclassified from Accumulated OCI into Income
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024		Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net Investment Hedges
Foreign exchange contracts(1)	$(89,829)	$(47,120)	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	(81)	993	Interest Expense(2)	399	1,245
Total	$(89,910)	$(46,127)		$399	$1,245

(1)During the three months ended September 30, 2024, we paid net cash settlements of $62.2 million on our foreign currency forward contracts. During the nine months ended September 30, 2024, we paid net cash settlements of $83.8 million on our foreign currency forward contracts. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three and nine months ended September 30, 2024, we recorded total interest and related expenses of $321.7 million and $1.0 billion, respectively, which was reduced by $399,000 and $1.2 million, respectively, related to income generated by our cash flow hedges.
Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of September 30, 2024, we were in a net liability position with our counterparties, and had $49.1 million of collateral posted with our counterparties. As of December 31, 2023, we were in a net liability position with our counterparties, and had $103.5 million of collateral posted with our counterparties.
14. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of September 30, 2024 and December 31, 2023, we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of September 30, 2024 and December 31, 2023.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the three months ended September 30, 2024, we repurchased 628,884 shares of class A common stock at a weighted-average share price of $17.49, for a total cost of $11.0 million. We did not have any repurchases of class A common stock during the three and nine months ended September 30, 2023. As of September 30, 2024, the amount remaining available for repurchases under the program was $139.0 million.
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
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Nine Months Ended September 30,
Common Stock Outstanding(1)	2024	2023
Beginning balance	173,569,397	172,106,593
Issuance of class A common stock(2)	4,647	5,079
Repurchase of class A common stock	(628,884)	—
Issuance of restricted class A common stock, net(3)(4)	401,901	489,955
Issuance of deferred stock units	42,338	43,656
Ending balance	173,389,399	172,645,283

(1)Includes 401,802 and 349,232 deferred stock units held by members of our board of directors as of September 30, 2024 and 2023, respectively.
(2)Represents shares issued under our dividend reinvestment program during the nine months ended September 30, 2024 and 2023, respectively.
(3)Includes 41,282 and 25,482 shares of restricted class A common stock issued to our board of directors during the nine months ended September 30, 2024 and 2023, respectively.
(4)Net of 102,484 and 15,477 shares of restricted class A common stock forfeited under our stock-based incentive plans during the nine months ended September 30, 2024 and 2023, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the nine months ended September 30, 2024 and 2023, we issued 4,647 shares and 5,079 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of September 30, 2024, a total of 9,970,314 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
At the Market Stock Offering Program
As of September 30, 2024, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the nine months ended September 30, 2024 or 2023, we did not issue any shares of our class A common stock under ATM Agreements. As of September 30, 2024, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On July 24, 2024, we declared a dividend of $0.47 per share, or $81.3 million in aggregate, that was paid on October 15, 2024 to stockholders of record as of September 30, 2024.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.47	$0.62	$1.71	$1.86
Class A common stock dividends declared	$81,306	$106,824	$296,624	$320,471
Deferred stock unit dividends declared	241	209	694	662
Total dividends declared	$81,547	$107,033	$297,318	$321,133
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
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic Earnings
Net (loss) income(1)	$(56,384)	$29,524	$(241,279)	$248,932
Weighted-average shares outstanding, basic	173,637,101	172,648,118	173,881,116	172,620,799
Per share amount, basic	$(0.32)	$0.17	$(1.39)	$1.44

Diluted Earnings
Net (loss) income(1)	$(56,384)	$29,524	$(241,279)	$248,932
Add back: Interest expense on Convertible Notes, net(2)(3)	—	—	—	10,667
Diluted earnings	$(56,384)	$29,524	$(241,279)	$259,599
Weighted-average shares outstanding, basic	173,637,101	172,648,118	173,881,116	172,620,799
Effect of dilutive securities - Convertible Notes(3)	—	—	—	8,271,060
Weighted-average common shares outstanding, diluted	173,637,101	172,648,118	173,881,116	180,891,859
Per share amount, diluted	$(0.32)	$0.17	$(1.39)	$1.44

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents the interest expense on our Convertible Notes, net of incentive fees.
(3)For the three and nine months ended September 30, 2024 and the three months ended September 30, 2023, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. For the nine months ended September 30, 2023, represents 8.3 million of weighted average shares using the if-converted method, related to our March 2022 Convertible Notes. Refer to Note 12 for further discussion of our convertible notes.

Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of September 30, 2024, total accumulated other comprehensive income was $11.1 million, primarily representing $136.5 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $125.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2023, total accumulated other comprehensive income was $9.5 million, primarily representing $183.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $174.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of September 30, 2024, our Multifamily Joint Venture’s total equity was $105.4 million, of which $89.6 million was owned by us, and $15.8 million was allocated to non-controlling interests. As of December 31, 2023, our Multifamily Joint Venture’s total equity was $132.0 million, of which $112.2 million was owned by us, and $19.8 million was allocated to non-controlling interests.
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
During the three and nine months ended September 30, 2024, we incurred $18.6 million and $56.3 million, respectively, of management fees payable to our Manager compared with $18.8 million and $56.0 million, respectively, during the same periods in 2023. During the three and nine months ended September 30, 2024, we did not incur any incentive fees payable to our Manager, compared to $10.1 million and $36.8 million, respectively, during the same periods in 2023.
As of September 30, 2024, we had accrued management fees payable to our Manager of $18.6 million. As of December 31, 2023, we had accrued management and incentive fees payable to our Manager of $26.3 million.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Professional services	$3,753	$3,038	$11,709	$9,579
Operating and other costs	1,686	1,357	5,044	5,383
Subtotal(1)	5,439	4,395	16,753	14,962
Non-cash compensation expenses
Restricted class A common stock earned	7,728	7,434	23,400	22,418
Director stock-based compensation	256	172	658	508
Subtotal	7,984	7,606	24,058	22,926
Total general and administrative expenses	$13,423	$12,001	$40,811	$37,888

(1)During the three and nine months ended September 30, 2024, we recognized an aggregate $125,000 and $668,000, respectively, of expenses related to our Multifamily Joint Venture. During the three and nine months ended September 30, 2023, we recognized an aggregate $230,000 and $826,000, respectively, of expenses related to our Multifamily Joint Venture.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2024 and December 31, 2023, we were in compliance with all REIT requirements.

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
During the three and nine months ended September 30, 2024, we recorded a current income tax provision of $613,000 and $2.8 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. During the three and nine months ended September 30, 2023, we recorded a current income tax provision of $1.6 million and $4.7 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of September 30, 2024 or December 31, 2023.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of September 30, 2024, we had estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of September 30, 2024, tax years 2020 through 2023 remain subject to examination by taxing authorities.
17. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of September 30, 2024, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of September 30, 2024, there were 7,310,409 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2023	2,180,181	$24.41
Granted	504,385	21.13
Vested	(954,881)	25.21
Forfeited	(102,484)	24.18
Balance as of September 30, 2024	1,627,201	$22.94
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 1,627,201 shares of restricted class A common stock outstanding as of September 30, 2024 will vest as follows: 304,887 shares will vest in 2024; 881,763 shares will vest in 2025; and 440,551 shares will vest in 2026. As of September 30, 2024, total unrecognized compensation cost relating to

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
unvested share-based compensation arrangements was $35.5 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.0 years from September 30, 2024.
18. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$7,026	$—	$7,026	$—	$1,890	$—	$1,890
Liabilities
Derivatives	$—	$50,256	$—	$50,256	$—	$94,817	$—	$94,817
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	September 30, 2024			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$322,104	$322,104	$322,104	$350,014	$350,014	$350,014
Loans receivable, net	20,591,458	21,761,684	20,480,151	23,210,076	23,923,719	23,015,737
Financial liabilities
Secured debt, net	11,001,491	11,012,558	10,850,530	12,683,095	12,697,058	12,425,609
Securitized debt obligations, net	2,248,307	2,248,432	2,078,131	2,505,417	2,507,514	2,323,441
Asset-specific debt, net	1,197,056	1,201,237	1,189,085	1,000,210	1,004,097	992,357
Loan participations sold, net	103,489	103,500	103,114	337,179	337,721	333,745
Secured term loans, net	2,089,715	2,116,425	2,080,160	2,101,632	2,135,221	2,102,950
Senior secured notes, net	333,023	335,316	311,531	362,763	366,090	327,081
Convertible notes, net	263,334	266,157	254,845	295,847	300,000	272,076
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the third quarter of 2024, we modified a loan collateralized by an office property in Burlington, MA that included, among other changes, a two-year extension of the maturity date and the ability to receive collateral sales proceeds in excess of our outstanding principal balance. As a result of the modification, our investment in the loan is a VIE. As of September 30, 2024, we are the primary beneficiary of, and therefore consolidated the assets of the VIE on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,014	$—
Loans receivable	2,892,807	3,061,278
Current expected credit loss reserve	(261,536)	(183,508)
Loans receivable, net	2,631,271	2,877,770
Real estate owned, net	46,638	—
Other assets	28,583	103,692
Total assets	$2,708,506	$2,981,462
Liabilities
Securitized debt obligations, net	$2,248,307	$2,505,417
Other liabilities	5,774	8,101
Total liabilities	$2,254,081	$2,513,518
Assets held by these VIEs are restricted and can be used only to settle obligations of the VIEs, including the subordinate interests owned by us. The liabilities of these VIEs are non-recourse to us and can only be satisfied from the assets of the VIEs. The consolidation of these VIEs results in an increase in our gross assets, liabilities, revenues and expenses, however it does not affect our stockholders’ equity or net income. We are not obligated to provide, have not provided, and do not intend to provide material financial support to these consolidated VIEs.
20. TRANSACTIONS WITH RELATED PARTIES
Our Manager
We are managed by our Manager pursuant to the Management Agreement, the current term of which expires on December 19, 2024, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of September 30, 2024, our consolidated balance sheet included $18.6 million of accrued management fees payable to our Manager and no accrued incentive fees. As of December 31, 2023, our consolidated balance sheet included $26.3 million of accrued management and incentive fees payable to our Manager. During the three and nine months ended September 30, 2024, we paid aggregate management and incentive fees of $18.7 million and $64.0 million, respectively, to our Manager, compared to $32.8 million and $97.7 million, respectively, during the same periods in 2023. In addition, during the three and nine months ended September 30, 2024, we incurred expenses of $340,000 and $1.4 million, respectively, that were paid by our Manager and will be reimbursed by us, compared to $325,000 and $2.3 million, respectively, of such expenses during the same periods in 2023.
As of September 30, 2024, our Manager held 829,035 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $19.6 million, and vest in installments over three years from the date of issuance. During the three and nine months ended September 30, 2024, we recorded non-cash expenses related to shares held by our Manager of $4.2 million and $12.6 million, respectively, compared to $3.9 million and $11.7 million, respectively, during the same periods in 2023. Refer to Note 17 for further details on our restricted class A common stock.
As of September 30, 2024, our Manager, its affiliates, Blackstone employees, and our directors held an aggregate 12,390,063 shares, or 7.2%, of our class A common stock, of which 7,582,044 shares, or 4.4%, were held by subsidiaries of

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Blackstone, including our Manager. Additionally, our directors held 401,802 of deferred stock units as of September 30, 2024. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.
Affiliate Service Providers
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide, as applicable, management services and operations services, and corporate support services. The following table details the amounts incurred for affiliate service provides ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.(1)	$384	$296	$945	$729
EQ Management, LLC(2)	38	—	82	—
LivCor, LLC(2)	—	—	—	—
	$422	$296	$1,027	$729

(1)Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l., portfolio companies owned by Blackstone-advised investment vehicles, provide, as applicable, corporate support services, operational services, and management services. These services are provided on an allocated cost basis.
(2)EQ Management, LLC and LivCor, LLC provide management services and operational services, as well as a limited scope of corporate support services, to certain of our REO assets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Affiliates of our Manager
We have engaged affiliates of our Manager to provide various services noted below. The following table details the amounts incurred for these affiliates of our manager ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BTIG, LLC(1)	$84	$—	$124	$—
Gryphon Mutual Property Americas IC(2)	57	—	142	—
Internal audit services	24	24	71	71
CT Investment Management Co., LLC(3)	—	—	—	—
Total	$165	$24	$337	$71

(1)Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG was utilized as a broker to engage third-parties to facilitate our repurchase of our Senior Secured Notes and Convertible Notes. During the nine months ended September 30, 2024, we repurchased $30.8 million and $33.8 million of our Senior Secured Notes and Convertible Notes, respectively, utilizing BTIG as a broker. The fees were on terms equivalent to those of other brokers under similar arrangements. During the nine months ended September 30, 2023, we did not utilize BTIG as a broker.
(2)In the first quarter of 2024, in order to provide insurance for our REO assets, we became a member of Gryphon Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties. During the nine months ended September 30, 2024, we paid $400,000 to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of this amount, $30,000 was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the period of the respective policies.
(3)CT Investment Management Co., LLC is the special servicer of the CLOs.

Affiliate Loan Transactions
In the third quarter of 2024, we acquired $94.4 million of a total $560.0 million senior loan to an unaffiliated third party. One Blackstone-advised investment vehicle holds a portion of the senior loan and another holds a mezzanine loan. We will forgo all non-economic rights under our loan, including voting rights, so long as any Blackstone-advised investment vehicle controls the mezzanine loan. The intercreditor agreement between the senior loan lender and the mezzanine lender was negotiated on market terms by a third party without our involvement, and our 17% interest in the senior loan was made on such market terms.
In 2019 and 2021, we acquired an aggregate participation of €350.0 million of a senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The loan was negotiated by third parties on market terms without our involvement, and our interest in the senior loan was subject to such market terms. In the third quarter of 2024, the borrower under a senior loan to the same borrower in which we held a minority position completed a refinancing transaction involving new lenders and the existing lenders. We elected to sell €232.0 million of our then remaining €347.0 million loan position to the new lenders at par and extend the remainder on modified terms. The terms of the modification (which included, among other changes, an extension of the maturity date, and increase in the interest rate, and additional guarantees) were negotiated by our third-party co-lender.
In the fourth quarter of 2018, we originated £148.7 million of a total £303.5 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. The loan terms were negotiated by our third-party co-lender, and we will forgo all non-economic rights under the loan, including voting rights, so long as a Blackstone-advised investment vehicle controls the borrower. In the third quarter of 2024, we agreed to a refinancing transaction pursuant to which

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
£46.4 million of our £148.7 million participation in an existing £303.5 million loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle was repaid, and we received a £100.0 million participation in a new loan made to the same borrower that continues to be controlled by a Blackstone-advised investment vehicle, and the terms of the loan were modified to include, among other changes, an expanded collateral pool, an extension of the maturity date and an increase in the interest rate. The transaction, including the terms of the modification, was negotiated by our third-party co-lender.
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
21. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of September 30, 2024, we had aggregate unfunded commitments of $1.6 billion across 76 loans receivable, and $717.9 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $844.7 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.3 years.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Principal Debt Repayments
Our contractual principal debt repayments as of September 30, 2024 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2024 (remaining)	$312,388	$—	$5,499	$—	$—	$317,887
2025	1,435,359	921,253	21,997	—	—	2,378,609
2026	3,884,695	—	1,300,276	—	—	5,184,971
2027	4,001,586	—	8,258	335,316	266,157	4,611,317
2028	529,496	—	8,258	—	—	537,754
Thereafter	849,034	279,984	772,137	—	—	1,901,155
Total obligation	$11,012,558	$1,201,237	$2,116,425	$335,316	$266,157	$14,931,693

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
(4)Total does not include $2.2 billion of consolidated securitized debt obligations, $770.2 million of non-consolidated senior interests, and $103.5 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.

Board of Directors’ Compensation
As of September 30, 2024, of the nine members of our board of directors, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of September 30, 2024, the other two board members, the chair of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.

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
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, and book value per share. For the three months ended September 30, 2024, we recorded a basic net loss per share of $0.32, declared a dividend of $0.47 per share, and reported $0.39 per share of Distributable Earnings. In addition, our book value as of September 30, 2024 was $22.17 per share, which is net of cumulative CECL reserves of $5.89 per share.
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

Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2024	June 30, 2024
Net loss(1)	$(56,384)	$(61,057)
Weighted-average shares outstanding, basic	173,637,101	173,967,340
Net loss per share, basic	$(0.32)	$(0.35)
Dividends declared per share	$0.47	$0.62

(1)Represents net loss attributable to Blackstone Mortgage Trust. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income (loss) per share.
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
The following table provides a reconciliation of Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves to GAAP net income (loss) ($ in thousands, except per share data):

	Three Months Ended
	September 30, 2024	June 30, 2024
Net loss(1)	$(56,384)	$(61,057)
Charge-offs of CECL reserves(2)	(16,989)	(12,537)
Increase in CECL reserves	132,470	152,408
Non-cash compensation expense	7,984	7,962
Realized hedging and foreign currency (loss) gain, net(3)	(180)	(1,352)
Adjustments attributable to non-controlling interests, net	251	134
Depreciation and amortization of real estate owned	1,030	185
Other items	14	—
Distributable Earnings	$68,196	$85,743
Charge-offs of CECL reserves(2)	16,989	12,537
Distributable Earnings prior to charge-offs of CECL reserves	$85,185	$98,280
Weighted-average shares outstanding, basic(4)	173,637,101	173,967,340
Distributable Earnings per share, basic	$0.39	$0.49
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.49	$0.56

(1)Represents net loss attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable during the three months ended September 30, 2024 and June 30, 2024, respectively.
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
Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	September 30, 2024	June 30, 2024
Stockholders’ equity	$3,844,592	$3,984,504
Shares
Class A common stock	172,987,597	173,619,498
Deferred stock units	401,802	389,113
Total outstanding	173,389,399	174,008,611
Book value per share(1)	$22.17	$22.90

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 14 to our consolidated financial statements for the calculation of diluted net income per share.

II. Loan Portfolio
During the three months September 30, 2024, we originated or acquired $131.5 million of loans. Loan fundings during the quarter totaled $403.7 million and loan repayments and sales totaled $1.8 billion. We generated interest income of $430.1 million and incurred interest expense of $321.7 million during the quarter, which resulted in $108.3 million of net interest income during the three months ended September 30, 2024.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Loan originations(1)	$131,506	$234,690
Loan fundings(2)	$403,714	$1,128,243
Loan repayments and sales(3)	(1,829,060)	(3,566,738)
Total net repayments	$(1,425,346)	$(2,438,495)

(1)Includes new loan originations and additional commitments made under existing loans.
(2)Loan fundings during the three and nine months ended September 30, 2024, include $44.8 million and $134.1 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the nine months ended September 30, 2024, include $512.1 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. There were no such related loan repayments during the three months ended September 30, 2024.

The following table details overall statistics for our loan portfolio as of September 30, 2024 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	149	149
Principal balance	$21,761,684	$22,428,415
Net book value	$20,591,458	$20,591,458
Unfunded loan commitments(2)	$1,562,589	$1,562,589
Weighted-average cash coupon(3)	+ 3.40%	+ 3.36%
Weighted-average all-in yield(3)	+ 3.74%	+ 3.75%
Weighted-average maximum maturity (years)(4)	2.2	2.2
Origination loan to value (LTV)(5)	62.5%	62.8%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $199.5 million of subordinate mezzanine loans, as of September 30, 2024, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $247.1 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of September 30, 2024, all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. Floating rate exposure includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of September 30, 2024, 14% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of September 30, 2024 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
0.00% or no floor(3)(4)	$5,511,809	$4,981,935	$10,493,744
0.01% to 1.00% floor	4,455,425	401,715	4,857,140
1.01% to 2.00% floor	2,261,379	960,463	3,221,842
2.01% to 3.00% floor	1,724,694	542,020	2,266,714
3.01% or more floor	1,388,231	200,744	1,588,975
Total(5)	$15,341,538	$7,086,877	$22,428,415

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Swiss Franc currencies.
(3)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(4)Includes all impaired loans.
(5)As of September 30, 2024, the weighted-average index rate floor of our total loan exposure was 0.97%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.56%. As of December 31, 2023, the weighted-average index rate floor of our total loan exposure was 0.56%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.02%.
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of September 30, 2024 (total loan exposure amounts in thousands):

Loan Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
117	$	$15,341,538	SOFR(4)	+ 3.15%	+ 3.54%
17	£	£2,311,761	SONIA	+ 3.83%	+ 4.24%
11	€	€2,203,092	EURIBOR	+ 3.26%	+ 3.74%
4	Various	$1,541,753	Other(5)	+ 4.19%	+ 4.47%
149		$22,428,415		+ 3.36%	+ 3.75%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
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
(5)Includes floating rate loans indexed to STIBOR, BBSY, and SARON indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of September 30, 2024:

Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2024, which is our total loan exposure net of (i) $770.2 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $99.0 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $1.0 billion. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than 1% of net loan exposure are excluded from the chart above.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of September 30, 2024, 88% of our loans were performing with risk ratings of “1” through “4,” and the remaining 12% were impaired with a risk rating of “5.” All of the performing loans were in compliance with the applicable contractual terms. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV is 62.8%, excluding any loans that are impaired and any junior participations sold, as of September 30, 2024. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of September 30, 2024, we had an aggregate $883.6 million asset-specific CECL reserve related to 20 of our loans receivable, with an aggregate amortized cost basis of $3.2 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2024.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.1 and 3.0 as of September 30, 2024 and December 31, 2023, respectively.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	September 30, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	16	$2,058,795	$2,062,324	$1,139,470
2	26	3,938,950	3,947,816	3,944,699
3	67	9,595,696	9,783,847	9,192,975
4	20	2,843,464	3,365,798	2,783,690
5	20	3,165,612	3,268,630	2,286,075
Loans receivable	149	$21,602,517	$22,428,415	$19,346,909
CECL reserve		(1,011,059)
Loans receivable, net		$20,591,458

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of September 30, 2024, which is our total loan exposure net of (i) $770.2 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $99.0 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $1.0 billion. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended September 30, 2024, we recorded a net increase of $117.1 million in the CECL reserves against our loans receivable portfolio, due to a $134.1 million increase in CECL reserves, offset by charge-offs of our CECL reserves of $17.0 million, bringing our total loans receivable CECL reserve to $1.0 billion as of September 30, 2024. This increase primarily relates to two loans impaired during the three months ended September 30, 2024, both of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. As of September 30, 2024, the income accrual was suspended on the two additional loans that were impaired as the recovery of income and principal was doubtful. During the three months ended September 30, 2024, we recorded $4.9 million of interest income on these two loans. In addition, our general CECL reserves decreased primarily as a result of loan repayments reducing the size of our portfolio during the three months ended September 30, 2024.
The charge-offs primarily related to one previously impaired loan that was resolved during the three months ended September 30, 2024. The resolution was the result of the consolidation of an office property located in Burlington, MA as a result of a loan modification that provided us an equity interest in the property. Refer to Note 19 to our consolidated financial statements for additional information.
As of September 30, 2024, we had an aggregate $883.6 million asset-specific CECL reserve related to 20 of our loans receivable, with an aggregate amortized cost basis of $3.2 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of September 30, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three and nine months ended September 30, 2024, we received an aggregate $24.5 million and $59.8 million, respectively, of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of September 30, 2024, all borrowers under performing loans were in compliance with the applicable contractual terms, including any required payment of interest. Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Multifamily Joint Venture
As of September 30, 2024, our multifamily joint venture held $294.7 million of loans, which are included in the loan disclosures above, respectively. As of September 30, 2024, our Multifamily Joint Venture also held a $32.2 million REO asset. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that will allow our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms. We will receive a portion of origination, servicing, and other fees paid under the programs for loans that we refer to MTRCC for origination. Similarly, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. There were no loans originated under the MTRCC agreement during the three months ended September 30, 2024.

Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	September 30, 2024	December 31, 2023
Secured debt	$11,012,558	$12,697,058
Securitizations	2,248,432	2,507,514
Asset-specific debt	1,201,237	1,004,097
Total portfolio financing	$14,462,227	$16,208,669
Secured Debt
The following table details our outstanding secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	September 30, 2024	December 31, 2023
Secured credit facilities	$11,012,558	$12,697,058
Total secured debt	$11,012,558	$12,697,058

Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of September 30, 2024 ($ in thousands):

	Nine Months Ended September 30, 2024	September 30, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$23,000	$4,437,843	+1.53%	$6,695,441	+3.20%	+1.67%
+ 1.51% to + 1.75%	74,118	2,861,825	+1.79%	3,969,387	+3.54%	+1.75%
+ 1.76% to + 2.00%	—	1,328,211	+2.10%	2,255,736	+3.75%	+1.65%
+ 2.01% or more	434,412	2,384,679	+2.65%	3,531,019	+4.49%	+1.84%
Total	$531,530	$11,012,558	+1.91%	$16,451,583	+3.62%	+1.71%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we obtained approval for during the nine months ended September 30, 2024.
(3)In addition to spread, the cost includes the associated deferred fees and expenses related to the respective borrowings. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. All-in yield excludes loans accounted for under the cost-recovery and nonaccrual methods, if any, and REO assets.
(4)Represents the weighted-average all-in cost as of September 30, 2024 and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.

Securitizations
Securitized Debt Obligations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	September 30, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,453	$785,371	+ 1.40%	May 2038
Underlying Collateral Assets	25	981,703	981,703	+ 3.26%	January 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	659,495	659,494	+ 1.86%	November 2037
Underlying Collateral Assets	14	850,745	850,745	+ 3.06%	February 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	803,484	803,442	+ 1.38%	February 2038
Underlying Collateral Assets	14	1,060,359	1,060,359	+ 2.82%	April 2026
Total
Senior CLO Securities Outstanding(5)	3	$2,248,432	$2,248,307	+ 1.53%
Underlying Collateral Assets	53	$2,892,807	$2,892,807	+ 3.03%

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
(5)During the three and nine months ended September 30, 2024, we recorded $40.6 million and $123.9 million, respectively, of interest expense related to our securitized debt obligations.
Refer to Note 7 and Note 19 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	September 30, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,201,237	$1,197,056	+ 3.19%	June 2026
Collateral assets	2	$1,433,807	$1,425,388	+ 4.06%	June 2026

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
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	September 30, 2024	December 31, 2023
Term loans	$2,116,425	$2,135,221
Senior secured notes	335,316	366,090
Convertible notes	266,157	300,000
Total corporate financing	$2,717,898	$2,801,311

The following table details our outstanding senior term loan facilities, or Term Loans, Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of September 30, 2024 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$901,418	+ 2.36%	+ 2.65%	April 23, 2026
B-3 Term Loan	407,773	+ 2.86%	+ 3.54%	April 23, 2026
B-4 Term Loan	807,234	+ 3.50%	+ 4.11%	May 9, 2029
Total term loans	$2,116,425
Senior Secured Notes
Senior Secured Notes	$335,316	3.75%	4.02%	January 15, 2027
Convertible Notes Issuance
Convertible Notes(3)	$266,157	5.50%	5.94%	March 15, 2027
Total corporate financings	$2,717,898

(1)The B-3 Term Loan and the B-4 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of September 30, 2024.
During the nine months ended September 30, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99%, an aggregate principal amount of $30.8 million of the Senior Secured Notes at a weighted-average price of 88%, and an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93%. This resulted in a gain on extinguishment of debt of $25,000, $3.3 million, and $2.0 million, respectively, during the nine months ended September 30, 2024.
Refer to Note 2, Note 10, Note 11, and Note 12 to our consolidated financial statements for additional discussion of our Term Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2024, all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of September 30, 2024 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)(6)	$11,302,677	£2,311,761	€2,203,092	$1,541,753
Floating rate portfolio financings(2)(5)(7)	(9,150,672)	(1,712,223)	(1,626,294)	(1,210,639)
Floating rate corporate financings(8)	(2,116,424)	—	—	—
Net floating rate exposure	$35,581	£599,538	€576,798	$331,114
Net floating rate exposure in USD(9)	$35,581	$801,883	$642,265	$331,114

(1)Includes Australian Dollar, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converts certain of our fixed rate loan exposure to floating rate exposure.
(4)Excludes $3.3 billion of floating rate impaired loans.
(5)Excludes $770.2 million of non-consolidated senior interests and $103.5 million of loan participations sold, as of September 30, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(6)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(7)Includes amounts outstanding under secured debt, securitizations, and asset-specific debt.
(8)Includes amounts outstanding under Term Loans.
(9)Represents the U.S. dollar equivalent as of September 30, 2024.

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of September 30, 2024, 96% of our performing loans have interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees. During the nine months ended September 30, 2024, interest rate caps on $10.8 billion of performing loans, with a 3.4% weighted-average strike price, expired and 95% were replaced with new interest rate caps, with a weighted-average strike price of 3.4%, or interest guarantees.

III. Our Results of Operations
Operating Results

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 and June 30, 2024 ($ in thousands, except per share data):

	Three Months Ended		Change
	September 30, 2024	June 30, 2024	$
Income from loans and other investments
Interest and related income	$430,092	$466,152	$(36,060)
Less: Interest and related expenses	321,744	339,380	(17,636)
Income from loans and other investments, net	108,348	126,772	(18,424)
Revenue from real estate owned	1,214	—	1,214
Gain on extinguishment of debt	2,389	—	2,389
Total net revenues	111,951	126,772	(14,821)
Other expenses
Management and incentive fees	18,605	18,726	(121)
General and administrative expenses	13,423	13,660	(237)
Expenses from real estate owned	2,684	963	1,721
Total other expenses	34,712	33,349	1,363
Increase in current expected credit loss reserve	(132,470)	(152,408)	19,938
Loss before income taxes	(55,231)	(58,985)	3,754
Income tax provision	613	1,217	(604)
Net loss	(55,844)	(60,202)	4,358
Net income attributable to non-controlling interests	(540)	(855)	315
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(56,384)	$(61,057)	$4,673
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.35)	$0.03

Weighted-average shares of common stock outstanding, basic and diluted	173,637,101	173,967,340	(330,239)
Dividends declared per share	$0.47	$0.62	$(0.15)

Income from loans and other investments, net
Income from loans and other investments, net decreased $18.4 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease in the weighted-average principal balance of our loan portfolio by $1.2 billion during the three months ended September 30, 2024, as well as a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended September 30, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $1.1 billion for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.
Revenue from real estate owned
Revenue from real estate owned increased by $1.2 million during the three months ended September 30, 2024 due to additional REO assets acquired during the quarter. There was no revenue from real estate owned during the three months ended June 30, 2024.
Gain on extinguishment of debt
Gain on extinguishment of debt increased by $2.4 million during the three months ended September 30, 2024. During the three months ended September 30, 2024, we recognized an aggregate gain on extinguishment of debt of $2.4 million related to the repurchase of an aggregate principal amount of $33.8 million, $4.6 million, and $2.3 million of our Convertible Notes, Senior Secured Notes, and B-1 Term Loan, respectively. There was no repurchase activity during the three months ended June 30, 2024.
Other expenses
Other expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from real estate owned. Other expenses increased by $1.4 million during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 primarily due to an increase in expenses of real estate owned due to additional REO assets acquired during the quarter.
Changes in current expected credit loss reserve
During the three months ended September 30, 2024, we recorded a $132.5 million increase in our CECL reserves, as compared to a $152.4 million increase during the three months ended June 30, 2024. These incremental CECL reserves primarily reflect a $124.2 million increase in the specific reserves, primarily related to two loans impaired during the three months ended September 30, 2024, both of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. In addition, our general CECL reserves decreased primarily as a result of loan repayments reducing the size of our portfolio during the three months ended September 30, 2024.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of September 30, 2024.
Income tax provision
The income tax provision decreased by $604,000 during the three months ended September 30, 2024 compared to the three months ended June 30, 2024 primarily due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended September 30, 2024, we declared dividends of $0.47 per share, or $81.3 million in aggregate. During the three months ended June 30, 2024, we declared dividends of $0.62 per share, or $107.6 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the nine months ended September 30, 2024 and 2023 ($ in thousands, except per share data):

	Nine Months Ended September 30,		Change
	2024	2023	$
Income from loans and other investments
Interest and related income	$1,382,367	$1,532,618	$(150,251)
Less: Interest and related expenses	1,004,854	1,015,718	(10,864)
Income from loans and other investments, net	377,513	516,900	(139,387)
Revenue from real estate owned	1,214	—	1,214
Gain on extinguishment of debt	5,352	4,541	811
Total net revenues	384,079	521,441	(137,362)
Other expenses
Management and incentive fees	56,258	92,747	(36,489)
General and administrative expenses	40,811	37,888	2,923
Expenses from real estate owned	3,647	—	3,647
Total other expenses	100,716	130,635	(29,919)
Increase in current expected credit loss reserve	(519,747)	(134,530)	(385,217)
(Loss) income before income taxes	(236,384)	256,276	(492,660)
Income tax provision	2,832	4,663	(1,831)
Net (loss) income	(239,216)	251,613	(490,829)
Net income attributable to non-controlling interests	(2,063)	(2,681)	618
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(241,279)	$248,932	$(490,211)
Net (loss) income per share of common stock
Basic	$(1.39)	$1.44	$(2.83)
Diluted	$(1.39)	$1.44	$(2.83)
Weighted-average shares of common stock outstanding
Basic	173,881,116	172,620,799	1,260,317
Diluted	173,881,116	180,891,859	(7,010,743)
Dividends declared per share	$1.71	$1.86	$(0.15)
Income from loans and other investments, net
Income from loans and other investments, net decreased $139.4 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease in the weighted-average principal balance of our loan portfolio by $1.8 billion during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as well as a decline in interest income related to additional loans accounted for under the cost-recovery method during the nine months ended September 30, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $1.8 billion for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Revenue from real estate owned
Revenue from real estate owned increased by $1.2 million during the nine months ended September 30, 2024 due to REO assets being acquired. There was no revenue from real estate owned during the nine months ended June 30, 2024.
Gain on extinguishment of debt
Gain on extinguishment of debt increased by $811,000 during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, we recognized an aggregate gain on extinguishment of debt of $5.4 million related to the repurchase of an aggregate principal amount of $33.8 million, $30.8 million, and $2.3 million, of our Convertible Notes, Senior Secured Notes, and B-1 Term Loan, respectively. During the nine months ended September 30, 2023, we recognized a gain on extinguishment of debt of $4.5 million related to the repurchase of an aggregate principal amount of $33.4 million of our Senior Secured Notes.
Other expenses
Other expenses include management and incentive fees payable to our Manager, general and administrative expenses, and expenses from real estate owned. Other expenses decreased by $29.9 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to a decrease of $36.8 million of incentive fees payable to our Manager, driven primarily by charge-offs of CECL reserves. Expenses of real estate owned, which relates to real estate owned operations, increased by $3.6 million. We did not incur any expenses from REO during the nine months ended September 30, 2023. Additionally, general and administrative expenses increased by $2.9 million primarily due to (i) an increase in non-cash restricted stock amortization of $982,000 related to shares awarded under our long-term incentive plans, (ii) a $774,000 increase in legal expenses, and (iii) an increase of $279,000 of management fees payable to our Manager, primarily as a result of an increase in our Equity, as defined in our Management Agreement.
Changes in current expected credit loss reserve
During the nine months ended September 30, 2024, we recorded a $519.7 million increase in our CECL reserves, as compared to a $134.5 million increase during the nine months ended September 30, 2023. These incremental CECL reserves primarily reflect a $465.9 million increase in the specific reserves related to certain impaired loans in our portfolio, most of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. In addition, our general CECL reserves decreased primarily as a result of loan repayments reducing the size of our portfolio during the nine months ended September 30, 2024.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of September 30, 2024.
Income tax provision
The income tax provision decreased by $1.8 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the nine months ended September 30, 2024, we declared dividends of $1.71 per share, or $296.6 million in aggregate. During nine months ended September 30, 2023, we declared dividends of $1.86 per share, or $320.5 million in aggregate.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of September 30, 2024, our capitalization structure included $3.8 billion of common equity, $2.7 billion of corporate debt, and $14.5 billion of asset-level financings. Our $2.7 billion of corporate debt includes $2.1 billion of Term Loan borrowings, $335.3 million of Senior Secured Notes, and $266.2 million of Convertible Notes. Our $14.5 billion of asset-level financings includes $11.0 billion of secured debt, $2.2 billion of securitizations, and $1.2 billion of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.

As of September 30, 2024, we have $1.5 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 6, 7, 8, 9, 10, 11, and 12 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	September 30, 2024	December 31, 2023
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.8x	3.7x
Adjusted debt-to-equity ratio(3)	3.0x	3.2x
Total leverage ratios(1)
Total leverage ratio(4)	4.4x	4.3x
Adjusted total leverage ratio(5)	3.5x	3.7x

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

The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	September 30, 2024	December 31, 2023
Total equity	$3,860,397	$4,387,504
Add back: aggregate CECL reserves	1,021,514	592,307
Adjusted Equity	$4,881,911	$4,979,811
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$322,104	$350,014
Available borrowings under secured debt	1,106,948	1,269,111
Loan principal payments held by servicer, net(1)	26,269	48,287
	$1,455,321	$1,667,412

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the nine months ended September 30, 2024, we generated cash flow from operating activities of $281.9 million and received $3.1 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,970,314 shares of class A common stock were available for issuance as of September 30, 2024, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of September 30, 2024. Refer to Note 14 to our consolidated financial statements for additional details.
Uses of Liquidity
In addition to our loan origination and funding activity and general operating expenses, our primary uses of liquidity include interest and principal payments under our $11.0 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. From time to time we may also repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. During the nine months ended September 30, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99%, an aggregate principal amount of $30.8 million of our Senior Secured Notes at a weighted-average price of 88%, and an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93%. This resulted in gains on extinguishment of debt of $25,000, $3.3 million, and $2.0 million, respectively, during the nine months ended September 30, 2024.

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
During the three and nine months ended September 30, 2024, we repurchased 628,884 shares of class A common stock at a weighted-average price per share of $17.49, for a total cost of $11.0 million. As of September 30, 2024, the amount remaining available for repurchases under the program was $139.0 million.
As of September 30, 2024, we had unfunded commitments of $1.6 billion related to 76 loans receivable and $717.9 million of committed or identified financing for those commitments resulting in net unfunded commitments of $844.7 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.3 years.
Contractual Obligations and Commitments
Our contractual obligations and commitments as of September 30, 2024 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,562,589	$454,277	$655,409	$452,903	$—
Principal repayments under secured debt(3)	11,012,558	1,440,255	8,080,944	1,391,046	100,313
Principal repayments under asset-specific debt(3)	1,201,237	921,253	—	279,984	—
Principal repayments of term loans(4)	2,116,425	21,997	1,311,969	782,459	—
Principal repayments of senior secured notes	335,316	—	335,316	—	—
Principal repayments of convertible notes(5)	266,157	—	266,157	—	—
Interest payments(3)(6)	2,330,183	985,399	1,065,055	278,733	996
Total(7)	$18,824,465	$3,823,181	$11,714,850	$3,185,125	$101,309

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
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of September 30, 2024 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.2 billion of consolidated securitized debt obligations, $770.2 million of non-consolidated senior interests, and $103.5 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.

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
Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by operating activities	$281,908	$347,681
Cash flows provided by investing activities	2,150,500	1,188,464
Cash flows used in financing activities	(2,458,947)	(1,407,463)
Net (decrease) increase in cash and cash equivalents	$(26,539)	$128,682
We experienced a net decrease in cash and cash equivalents of $26.5 million for the nine months ended September 30, 2024, compared to a net increase of $128.7 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received $3.6 billion from loan principal collections and sales proceeds, of which $3.1 billion is reflected in our consolidated statement of cash flows prepared in accordance with GAAP, excluding $512.1 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. Also, during the nine months ended September 30, 2024, we (i) repaid a net $1.7 billion of secured debt borrowings, (ii) funded $982.2 million of loans, (iii) paid $322.7 million of dividends on our class A common stock, and (iv) repaid $259.1 million of securitized debt obligations.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of September 30, 2024 and December 31, 2023, we were in compliance with all REIT requirements.

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
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our portfolio. We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through August 31, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of September 30, 2024.
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
These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserves may change over time and from period to period. During the nine months ended September 30, 2024, our CECL reserves increased by $434.1 million, bringing our total reserves to $1.0 billion as of September 30, 2024. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
Real estate assets held for investment, except for land, are depreciated using the straight-line method over the assets’ estimated useful lives of up to 40 years for buildings and 10 years for tenant improvements. Renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Lease intangibles are amortized over the remaining term of applicable leases on a straight-line basis. The cost of ordinary repairs and maintenance are expensed as incurred.
Real estate assets held for investment are assessed for impairment on a quarterly basis. If the depreciated cost basis of the asset exceeds the undiscounted cash flows over the remaining holding period, the asset is considered for impairment. The impairment loss is recognized when the carrying value of the real estate assets exceed their fair value. The evaluation of anticipated future cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates, capital requirements and anticipated holding periods that could differ materially from actual results.
Real estate assets are classified as held for sale in the period when they meet the criteria under ASC Topic 360 “Property, Plant, and Equipment.” Once a real estate asset is classified as held for sale, depreciation is suspended and the asset is reported at the lower of its carrying value or fair value less cost to sell. If circumstances arise and we decide not to sell a real estate asset previously classified as held for sale, the real estate asset is reclassified as held for investment. Upon reclassification, the real estate asset is measured at the lower of (i) its carrying amount prior to classification as held for sale, adjusted for depreciation expense that would have been recognized had the real estate been classified as held for investment, and (ii) its estimated fair value at the time of reclassification.
As of September 30, 2024, we had three REO assets which were all classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of September 30, 2024 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	4/9/2018	$1,487	$1,301	$1,298	+4.19%	+4.51%	6/9/2025	New York	Office	$458 / sqft	48%	1
2	Senior Loan	6/24/2022	915	915	909	+4.75%	+5.07%	6/21/2029	Diversified - AU	Hospitality	$416 / sqft	59%	3
3	Senior Loan	8/14/2019	1,001	912	907	+3.20%	+3.95%	1/29/2027	Dublin - IE	Mixed-Use	$266 / sqft	74%	3
4	Senior Loan	3/22/2018	580	580	580	+3.25%	+3.31%	3/15/2026	Diversified - Spain	Mixed-Use	n / a	71%	4
5	Senior Loan	7/23/2021	480	474	472	+3.60%	+4.04%	8/9/2027	New York	Multi	$636,471 / unit	58%	2
6	Senior Loan	3/30/2021	469	469	467	+3.20%	+3.41%	5/15/2026	Diversified - SE	Industrial	$89 / sqft	76%	2
7	Senior Loan(4)	11/22/2019	485	411	94	+4.44%	+4.67%	12/9/2027	Los Angeles	Office	$753 / sqft	69%	4
8	Senior Loan	12/9/2021	385	377	376	+2.76%	+3.00%	12/9/2026	New York	Mixed-Use	$130 / sqft	50%	2
9	Senior Loan	6/28/2022	675	350	344	+4.60%	+5.06%	7/9/2029	Austin	Mixed-Use	$291 / sqft	53%	3
10	Senior Loan	4/11/2018	345	344	339	+2.25%	+2.25%	5/1/2025	New York	Office	$436 / sqft	n/m	5
11	Senior Loan	7/15/2021	326	326	325	+4.25%	+4.76%	7/16/2026	Diversified - EUR	Hospitality	$249,337 / key	53%	3
12	Senior Loan	5/6/2022	310	310	309	+3.50%	+3.79%	5/6/2027	Diversified - UK	Industrial	$98 / sqft	53%	2
13	Senior Loan	12/11/2018	356	301	302	+1.75%	+1.76%	12/9/2026	Chicago	Office	$254 / sqft	78%	4
14	Senior Loan	9/29/2021	293	287	286	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$374 / sqft	66%	2
15	Senior Loan	11/30/2018	286	286	256	+2.43%	+2.43%	8/9/2025	New York	Hospitality	$306,870 / key	n/m	5
16	Senior Loan	10/23/2018	290	286	286	+2.86%	+3.01%	11/9/2024	Atlanta	Mixed-Use	$266 / sqft	64%	2
17	Senior Loan	1/11/2019	283	283	283	+5.10%	+5.06%	6/14/2028	Diversified - UK	Other	$280 / sqft	74%	3
18	Senior Loan	9/30/2021	277	277	277	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$146,437 / unit	74%	3
19	Senior Loan	2/27/2020	273	267	267	+2.70%	+2.83%	1/9/2027	New York	Multi	$702,969 / unit	59%	3
20	Senior Loan	6/8/2022	272	266	265	+7.65%	+7.65%	6/9/2027	New York	Office	$1,488 / sqft	n/m	5
21	Senior Loan	12/23/2021	345	266	260	+4.25%	+4.97%	6/24/2028	London - UK	Multi	$293,500 / unit	59%	3
22	Senior Loan	11/30/2018	260	260	260	+4.80%	+4.80%	12/9/2024	San Francisco	Hospitality	$378,454 / key	n/m	5
23	Senior Loan	9/14/2021	255	255	255	+2.61%	+2.86%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
24	Senior Loan(4)	11/10/2021	362	255	51	+4.11%	+4.91%	12/9/2026	San Francisco	Life Sciences	$473 / sqft	66%	4
25	Senior Loan	9/30/2021	256	235	235	+7.11%	+7.11%	10/9/2028	Chicago	Office	$260 / sqft	n/m	5
26	Senior Loan	2/23/2022	245	234	233	+2.60%	+2.84%	3/9/2027	Reno	Multi	$217,378 / unit	74%	3
27	Senior Loan	7/16/2021	244	233	232	+3.25%	+3.51%	2/15/2027	London - UK	Multi	$240,929 / unit	69%	2
28	Senior Loan(7)	9/16/2021	227	227	227	+1.63%	+1.63%	11/9/2025	San Francisco	Office	$276 / sqft	n/m	5
29	Senior Loan	12/22/2016	252	222	216	+10.50%	+10.50%	6/9/2028	New York	Mixed-Use	$313 / sqft	n/m	5
30	Senior Loan	1/26/2022	338	220	217	+4.10%	+4.72%	2/9/2027	Seattle	Office	$460 / sqft	56%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	6/28/2019	$219	$219	$218	+4.00%	+4.74%	6/26/2026	London - UK	Office	$528 / sqft	71%	3
32	Senior Loan	6/27/2019	214	214	213	+2.80%	+2.93%	8/15/2026	Berlin - DEU	Office	$448 / sqft	62%	4
33	Senior Loan	4/23/2021	219	209	203	+3.65%	+3.65%	9/9/2024	Washington, DC	Office	$234 / sqft	n/m	5
34	Senior Loan	7/29/2022	212	201	199	+4.60%	+5.60%	7/27/2027	London - UK	Industrial	$265 / sqft	52%	3
35	Senior Loan(4)	3/17/2022	237	198	252	+2.76%	+2.90%	6/30/2025	London - UK	Office	$773 / sqft	50%	3
36	Senior Loan(4)	3/29/2022	224	187	37	+4.50%	+5.65%	4/9/2027	Miami	Multi	$317,986 / unit	72%	3
37	Senior Loan(8)	7/23/2021	244	184	183	-1.30%	-0.92%	8/9/2028	New York	Office	$596 / sqft	53%	4
38	Senior Loan	2/15/2022	191	181	174	+2.90%	+2.90%	3/9/2027	Denver	Office	$361 / sqft	n/m	5
39	Senior Loan	3/9/2022	181	181	180	+2.95%	+3.17%	8/15/2027	Diversified - UK	Retail	$154 / sqft	55%	2
40	Senior Loan	5/13/2021	199	179	179	+3.66%	+3.92%	6/9/2026	Boston	Life Sciences	$910 / sqft	64%	3
41	Senior Loan	1/27/2022	178	177	177	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$115,681 / unit	71%	3
42	Senior Loan	12/21/2021	165	165	165	+2.83%	+3.15%	4/29/2027	London - UK	Industrial	$335 / sqft	67%	3
43	Senior Loan	9/30/2021	191	165	164	+4.00%	+4.67%	9/30/2026	Diversified - Spain	Hospitality	$142,607 / key	60%	3
44	Senior Loan	10/7/2021	165	162	156	+3.25%	+3.25%	10/9/2025	Los Angeles	Office	$329 / sqft	n/m	5
45	Senior Loan	5/27/2021	184	161	160	+2.31%	+2.57%	6/9/2026	Atlanta	Office	$135 / sqft	66%	4
46	Senior Loan	2/20/2019	163	158	158	+4.62%	+4.91%	2/19/2025	London - UK	Office	$634 / sqft	61%	3
47	Senior Loan	1/17/2020	203	157	156	+3.12%	+3.39%	2/9/2025	New York	Mixed-Use	$129 / sqft	43%	3
48	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
49	Senior Loan	6/4/2018	153	153	153	+4.00%	+4.24%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
50	Senior Loan	8/31/2017	152	152	152	+2.62%	+2.62%	9/9/2026	Orange County	Office	$176 / sqft	58%	4
51	Senior Loan	1/7/2022	155	152	152	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
52	Senior Loan	11/18/2021	151	151	151	+3.25%	+3.51%	11/18/2026	London - UK	Other	$191 / sqft	65%	2
53	Senior Loan	12/20/2019	150	150	150	+3.22%	+3.44%	12/18/2026	London - UK	Office	$762 / sqft	75%	4
54	Senior Loan(4)	9/30/2021	145	145	195	+2.96%	+3.38%	10/9/2026	Boca Raton	Multi	$396,175 / unit	58%	3
55	Senior Loan	3/10/2020	140	140	139	+3.10%	+3.10%	10/11/2024	New York	Mixed-Use	$854 / sqft	n/m	5
56	Senior Loan	12/15/2021	151	136	135	+2.75%	+4.04%	12/9/2026	Dublin - IE	Multi	$340,351 / unit	79%	3
57	Senior Loan	11/23/2018	134	134	132	+3.50%	+3.74%	11/15/2029	Diversified - UK	Office	$986 / sqft	50%	3
58	Senior Loan	8/24/2021	156	133	133	+2.71%	+2.98%	9/9/2026	San Jose	Office	$317 / sqft	65%	4
59	Senior Loan	9/14/2021	132	129	129	+2.81%	+3.07%	10/9/2026	San Bernardino	Multi	$260,871 / unit	75%	4
60	Senior Loan	5/20/2021	150	126	115	+8.76%	+8.76%	4/9/2025	San Jose	Office	$323 / sqft	n/m	5

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan(4)	12/30/2021	$228	$125	$25	+4.00%	+4.99%	1/9/2028	Los Angeles	Multi	$358,199 / unit	50%	3
62	Senior Loan	3/28/2022	130	124	124	+2.55%	+2.80%	4/9/2027	Miami	Office	$336 / sqft	69%	3
63	Senior Loan	4/6/2021	123	122	122	+7.31%	+7.31%	10/9/2024	Los Angeles	Office	$501 / sqft	n/m	5
64	Senior Loan	8/27/2021	122	121	120	+3.11%	+3.35%	9/9/2026	San Diego	Retail	$457 / sqft	58%	3
65	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.11%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
66	Senior Loan	12/21/2021	120	118	118	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$406 / sqft	68%	3
67	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	3
68	Senior Loan	3/29/2021	118	118	117	+4.02%	+4.28%	3/29/2026	Diversified - UK	Multi	$51,427 / unit	61%	3
69	Senior Loan	7/15/2019	136	115	115	+3.01%	+3.22%	8/9/2028	Houston	Office	$208 / sqft	58%	4
70	Senior Loan	10/21/2021	114	114	114	+3.01%	+4.14%	11/9/2025	Fort Lauderdale	Multi	$334,311 / unit	64%	2
71	Senior Loan	12/10/2021	135	113	113	+3.11%	+3.42%	1/9/2027	Miami	Office	$379 / sqft	49%	2
72	Senior Loan	6/28/2019	109	109	109	+3.75%	+4.01%	2/1/2026	Los Angeles	Studio	$551 / sqft	48%	3
73	Senior Loan	9/23/2019	117	109	109	+3.50%	+3.65%	8/16/2027	Diversified - Spain	Hospitality	$127,206 / key	62%	2
74	Senior Loan	12/29/2021	110	108	108	+2.85%	+3.06%	1/9/2027	Phoenix	Multi	$185,641 / unit	64%	3
75	Senior Loan	3/13/2018	108	108	107	+3.11%	+3.36%	4/9/2027	Honolulu	Hospitality	$166,803 / key	50%	3
76	Senior Loan	2/15/2022	106	105	105	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$241,437 / unit	73%	2
77	Senior Loan	11/27/2019	104	102	102	+2.86%	+2.86%	12/9/2024	Minneapolis	Office	$93 / sqft	n/m	5
78	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
79	Senior Loan	1/30/2020	99	98	98	+3.50%	+3.68%	2/9/2027	Honolulu	Hospitality	$266,656 / key	63%	3
80	Senior Loan	3/29/2022	97	97	97	+1.80%	+2.69%	4/9/2027	Miami	Multi	$271,118 / unit	75%	4
81	Senior Loan	10/1/2021	96	96	96	+1.85%	+2.53%	10/1/2026	Phoenix	Multi	$222,840 / unit	77%	4
82	Senior Loan	10/28/2021	96	96	96	+3.00%	+3.35%	11/9/2026	Philadelphia	Multi	$352,399 / unit	79%	3
83	Senior Loan	12/21/2018	98	95	88	+2.71%	+2.71%	12/9/2024	Chicago	Office	$185 / sqft	n/m	5
84	Senior Loan	3/25/2020	94	94	94	+2.40%	+2.66%	3/31/2025	Diversified - NL	Multi	$113,747 / unit	65%	2
85	Senior Loan	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
86	Senior Loan	9/13/2024	94	93	92	+3.25%	+4.11%	11/9/2027	Seattle	Multi	$84,456 / unit	67%	3
87	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	2
88	Senior Loan	12/15/2021	90	90	90	+3.25%	+3.54%	12/15/2026	Melbourne - AU	Multi	$65,790 / bed	38%	1
89	Senior Loan	12/15/2021	91	90	90	+2.96%	+3.22%	1/9/2027	Charlotte	Multi	$256,393 / unit	76%	4
90	Senior Loan	10/16/2018	88	88	88	+7.36%	+7.36%	11/9/2024	San Francisco	Hospitality	$191,807 / key	n/m	5
continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	6/14/2022	$106	$88	$87	+2.95%	+3.24%	7/9/2027	San Francisco	Mixed-Use	$181 / sqft	76%	4
92	Senior Loan	6/25/2021	85	85	86	+2.86%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	2
93	Senior Loan	7/29/2021	82	82	82	+2.76%	+3.01%	8/9/2026	Charlotte	Multi	$223,735 / unit	78%	3
94	Senior Loan	8/27/2021	79	78	78	+4.35%	+4.59%	9/9/2026	Diversified - US	Hospitality	$116,168 / key	67%	3
95	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$212,924 / unit	77%	3
96	Senior Loan	8/17/2022	79	71	70	+3.35%	+3.83%	8/17/2027	Dublin - IE	Industrial	$110 / sqft	72%	3
97	Senior Loan	8/16/2022	71	70	70	+4.75%	+5.19%	8/16/2027	London - UK	Hospitality	$519,177 / key	64%	3
98	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
99	Senior Loan	8/14/2019	67	67	67	+4.25%	+4.44%	12/9/2024	Los Angeles	Office	$655 / sqft	57%	3
100	Senior Loan	3/31/2022	70	65	65	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$142,750 / unit	71%	3
101	Senior Loan	3/24/2022	65	65	65	+3.50%	+3.59%	4/1/2027	Fairfield	Multi	$406,250 / unit	70%	3
102	Senior Loan	12/17/2021	65	65	65	+4.35%	+4.59%	1/9/2026	Diversified - US	Other	$4,886 / unit	37%	1
103	Senior Loan	2/1/2022	84	63	63	+4.50%	+6.68%	2/1/2027	Diversified - UK	Life Sciences	$487 / sqft	45%	3
104	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
105	Senior Loan	6/30/2021	65	61	61	+2.95%	+3.20%	7/9/2026	Nashville	Office	$252 / sqft	71%	4
106	Senior Loan	4/15/2021	66	61	59	+8.06%	+8.06%	12/9/2024	Austin	Office	$297 / sqft	n/m	5
107	Senior Loan	12/10/2020	61	59	59	+3.30%	+3.55%	1/9/2026	Fort Lauderdale	Office	$205 / sqft	68%	3
108	Senior Loan	4/26/2024	69	58	58	+4.95%	+5.62%	5/9/2029	Bermuda	Hospitality	$659,091 / key	39%	3
109	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
110	Senior Loan	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	Miami	Office	$122 / sqft	65%	3
111	Mezzanine Loan(9)	8/31/2017	64	56	39	+2.62%	+2.62%	9/9/2026	Orange County	Office	$241 / sqft	n/m	5
112	Senior Loan	1/21/2022	68	55	54	+8.70%	+8.70%	2/9/2027	Denver	Office	$327 / sqft	n/m	5
113	Senior Loan	12/22/2021	55	55	55	+2.82%	+2.96%	1/1/2027	Los Angeles	Multi	$272,500 / unit	68%	3
114	Senior Loan	8/5/2021	56	54	54	+2.96%	+3.21%	8/9/2026	Denver	Office	$205 / sqft	70%	3
115	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.28%	1/9/2025	Diversified - US	Industrial	$40 / sqft	57%	1
116	Senior Loan	8/22/2019	53	53	53	+2.66%	+2.66%	3/9/2025	Los Angeles	Office	$309 / sqft	63%	4
117	Senior Loan	7/28/2021	53	53	53	+2.75%	+2.99%	8/9/2026	Los Angeles	Multi	$303,097 / unit	71%	3
118	Senior Loan	4/7/2022	57	51	51	+3.25%	+3.48%	4/9/2027	Denver	Office	$151 / sqft	59%	4
119	Senior Loan	2/17/2021	53	51	51	+3.66%	+3.86%	3/9/2026	Miami	Multi	$290,985 / unit	64%	2
120	Senior Loan	10/21/2022	48	48	48	+4.14%	+4.51%	10/18/2027	Diversified - DEU	Industrial	$67 / sqft	74%	2

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	7/20/2021	$48	$48	$48	+2.86%	+3.11%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
122	Senior Loan	12/29/2021	47	47	47	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$155,000 / unit	73%	3
123	Senior Loan	11/30/2016	55	46	46	+3.33%	+3.66%	12/9/2025	Chicago	Retail	$804 / sqft	54%	4
124	Senior Loan	12/8/2021	48	44	43	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$142,806 / unit	69%	2
125	Senior Loan	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	2
126	Senior Loan	11/3/2021	41	41	41	+2.71%	+3.05%	11/9/2026	Washington, DC	Multi	$137,788 / unit	68%	1
127	Senior Loan	12/23/2021	42	41	41	+3.30%	+3.45%	1/1/2027	Dallas	Multi	$110,522 / unit	65%	3
128	Senior Loan	10/1/2019	38	38	39	+3.80%	+4.05%	10/9/2025	Atlanta	Hospitality	$216,005 / key	74%	3
129	Senior Loan	3/31/2022	42	38	38	+2.80%	+3.15%	4/9/2027	Las Vegas	Multi	$149,146 / unit	72%	3
130	Senior Loan	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	Austin	Multi	$196,228 / unit	64%	1
131	Senior Loan	12/23/2021	36	36	35	+1.71%	+2.61%	11/15/2025	New York	Multi	$173,924 / unit	68%	2
132	Senior Loan	12/23/2021	35	35	35	+2.90%	+3.19%	1/1/2025	Jersey City	Multi	$111,063 / unit	46%	2
133	Senior Loan	11/3/2021	35	35	35	+2.71%	+3.05%	11/9/2026	Dallas	Multi	$175,495 / unit	54%	1
134	Senior Loan	6/29/2021	35	35	35	+3.70%	+5.94%	1/1/2025	Memphis	Multi	$95,072 / unit	54%	2
135	Senior Loan	3/1/2022	35	35	35	+3.00%	+3.34%	3/9/2027	Los Angeles	Multi	$372,340 / unit	72%	3
136	Senior Loan	12/23/2021	35	35	35	+2.76%	+2.88%	4/26/2025	Corvallis	Multi	$96,933 / unit	71%	1
137	Senior Loan	12/23/2021	35	35	35	+3.11%	+3.33%	2/1/2026	New York	Office	$247 / sqft	30%	3
138	Senior Loan	11/19/2020	38	32	32	+3.50%	+3.76%	12/9/2025	Chicago	Multi	$184,388 / unit	53%	1
139	Senior Loan	11/3/2021	32	32	32	+2.71%	+3.05%	11/9/2026	Atlanta	Multi	$182,093 / unit	53%	3
140	Senior Loan	8/12/2021	32	32	32	+6.87%	+6.87%	9/9/2026	Phoenix	Multi	$135,705 / unit	n/m	5
141	Senior Loan	11/3/2021	31	31	31	+2.71%	+3.05%	11/9/2026	Dallas	Multi	$159,752 / unit	52%	1
142	Senior Loan	11/5/2019	30	30	30	+3.85%	+3.85%	11/15/2024	Diversified - IT	Office	$142 / sqft	66%	2
143	Senior Loan	8/26/2022	29	29	28	+5.45%	+5.03%	6/23/2029	Melbourne - AU	Multi	$302,712 / unit	68%	3
144	Senior Loan	11/19/2020	28	28	28	+3.50%	+3.74%	12/9/2025	Charlotte	Multi	$178,019 / unit	61%	1
145	Senior Loan	10/31/2019	28	28	28	+3.36%	+3.62%	11/1/2024	Raleigh	Multi	$137,192 / unit	52%	1
146	Senior Loan	11/3/2021	27	27	27	+2.71%	+3.05%	11/9/2026	Dallas	Multi	$160,023 / unit	57%	2
147	Senior Loan	10/31/2019	25	25	25	+3.36%	+3.63%	11/1/2024	Austin	Multi	$133,333 / unit	52%	1
148	Senior Loan	8/4/2021	22	22	22	+2.86%	+3.13%	8/9/2026	Las Vegas	Multi	$180,000 / unit	73%	3
149	Senior Loan	6/25/2021	12	12	12	+2.86%	+3.10%	7/1/2026	St. Louis	Multi	$21,273 / unit	63%	1

continued…

Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
CECL reserve				(1,011)
Loans receivable, net		$24,238	$22,429	$20,592	+3.36%	+3.75%	2.2 yrs				63%	3.1

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
(4)Total loan exposure reflects our aggregate exposure to each loan investment. As of September 30, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $21.8 billion that are included in our consolidated financial statements, (ii) $770.2 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $103.5 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of September 30, 2024, all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(7)This loan earns interest at a fixed rate. Cash coupon and all-in yield are expressed as a floating rate to include an interest rate swap we entered into that effectively converts the loan to a floating rate exposure.
(8)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 3.55% as of September 30, 2024.
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
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of September 30, 2024, all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following September 30, 2024, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended September 30, 2024 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of September 30, 2024(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)(7)	$18,389,554	$73,558	$147,116	$(73,558)	$(146,922)
Floating rate liabilities(6)(8)	(16,578,711)	(66,515)	(133,030)	66,515	133,030
Net exposure	$1,810,843	$7,043	$14,086	$(7,043)	$(13,892)

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
(5)Excludes $3.3 billion of floating rate impaired loans.
(6)Excludes $770.2 million of non-consolidated senior interests and $103.5 million of loan participations sold, as of September 30, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(7)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(8)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, and Term Loans.
Investment Portfolio Value
As of September 30, 2024, all of our portfolio earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of September 30, 2024, 96% of our performing loans have interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees. During the nine months ended September 30, 2024, interest rate caps on $10.8 billion of performing loans, with a 3.4% weighted-average strike price, expired and 95% were replaced with new interest rate caps, with a weighted-average strike price of 3.4%, or interest guarantees.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. Our loan portfolio’s low weighted-average origination LTV was 62.8%, excluding any loans that are impaired and any junior participations sold, as of September 30, 2024. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of September 30, 2024, we had an aggregate $883.6 million asset-specific CECL reserve related to 20 of our loans receivable, with an aggregate amortized cost basis of $3.2 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of September 30, 2024.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of September 30, 2024.
The following table outlines our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	September 30, 2024
	GBP	EUR	All Other(1)
Foreign currency assets	£2,440,787	€2,238,703	$1,701,761
Foreign currency liabilities	(1,770,104)	(1,635,574)	(1,324,886)
Foreign currency contracts – notional	(663,345)	(594,609)	(370,636)
Net exposure to exchange rate fluctuations	£7,338	€8,520	$6,239
Net exposure to exchange rate fluctuations in USD(2)	$9,815	$9,488	$6,239

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of September 30, 2024.

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

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we were not involved in any material legal proceedings.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(1)
July 1 - July 31, 2024	55,858	$17.90	55,858	$149,001
August 1 - August 31, 2024	573,026	17.45	573,026	139,014
September 1 - September 30, 2024	—	—	—	139,014
Total	628,884	$17.49	628,884	$139,014

(1)In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See Note 14 to our consolidated financial statements and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Uses of Liquidity” for further information regarding this repurchase program.

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

Rule 10b5-1 Trading Arrangements
On August 8, 2024, Katharine A. Keenan, our Chief Executive Officer, terminated three separate “Rule 10b5-1 trading arrangements,” as defined in Item 408(c) of Regulation S-K, each of which was intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and provided for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of three separate grants to Ms. Keenan of 52,000 shares of restricted stock each. The terminated arrangements were adopted on February 17, 2022, February 22, 2023 and March 15,

2024, and such arrangements were to automatically terminate on the earlier of December 31, 2024, December 31, 2025 and December 31, 2026, respectively, or, with respect to each such arrangement, the completion of all of the contemplated transactions set forth therein.
Subsequently on August 8, 2024, Ms. Keenan adopted a new Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 51,999 shares of restricted stock previously granted to Ms. Keenan on various dates. The number of shares to be sold under the new arrangement is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting. The new arrangement will expire on December 31, 2026, subject to the arrangement’s earlier expiration or completion in accordance with its terms.
The new arrangement relates to sales to cover tax withholding obligations arising from vesting events scheduled to occur after February 5, 2025, six months following the date Ms. Keenan purchased shares of our class A common stock on the open market. All of these sales would have been covered by the terminated arrangements if they had not been terminated.

ITEM 6.	EXHIBITS

10.1	Seventh Amendment to Limited Guaranty, made as of July 1, 2024, by and between Blackstone Mortgage Trust, Inc, and Citibank, N.A.

10.2
First Amendment to Guaranty, dated as of July 17, 2024, by and between Blackstone Mortgage Trust, Inc, Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, and Parlex 3A SEK IE Issuer Designated Activity Company , Perpetual Corporate Trust Limited As Trustee of the Parlex 2022-1 Issuer Trust, Barclays Bank PLC, Silver Holdco I, LLC and Silver Holdco II, LLC, 345-50 Partners, LLC, 345-40 Partners, LLC, 345-2 Partners, LLC, 42-16 Partners, LLC, and U.S. Bank Trustees Limited

10.3	First Amendment to Guarantee Agreement, dated as of July 17, 2024, between Blackstone Mortgage Trust, Inc, and Wells Fargo Bank, National Association

10.4
Ninth Amendment to Term Loan Credit Agreement, dated as of September 13, 2024, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent

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

BLACKSTONE MORTGAGE TRUST, INC.

October 23, 2024	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

October 23, 2024	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)