Form 10-K
period 2024-12-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2025-02-12
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the outstanding class A common stock held by non-affiliates of the registrant was approximately $2.9 billion as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price on the New York Stock Exchange on that date.
As of February 5, 2025, there were 171,594,860 outstanding shares of class A common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this annual report on Form 10-K incorporates information by reference from the registrant’s definitive proxy statement with respect to its 2025 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year.

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
•Fluctuations in interest rates and credit spreads have reduced and in the future could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to our stockholders.
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
•We have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition.
•As an owner of real estate through foreclosure or otherwise, we are subject to risks inherent in the ownership and operation of real estate and development of real estate.
•Our lending and investment activities subject us to the general political, economic, capital markets, competitive and other conditions in the United States and foreign jurisdictions where we invest, including with respect to any events that markedly impact United States or foreign financial markets.
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
•Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners.
•We have and in the future likely will compete with or enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders.
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
Our Company
Blackstone Mortgage Trust is a real estate finance company that originates, acquires, and manages senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of senior loans secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We finance our investments in a variety of ways, including borrowing under our credit facilities, issuing collateralized loan obligations, or CLOs, or single-asset securitizations, asset-specific financings, syndicating senior loan participations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154.
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
Our Manager is a part of Blackstone, which is the world's largest alternative asset manager. Blackstone's assets under management includes global investment strategies focused on real estate, private equity, infrastructure, life sciences, growth equity, credit, real assets, secondaries and hedge funds. Through its different businesses, Blackstone had total assets under management of over $1.1 trillion as of December 31, 2024.
Our Manager benefits from the resources, relationships, and expertise of the 839 professionals in Blackstone’s global real estate group. Blackstone’s real estate group is the largest owner of commercial real estate globally with over 12,500 commercial assets and $315.4 billion of investor capital under management as of December 31, 2024. Kathleen McCarthy and Nadeem Meghji, who are the global co-heads of Blackstone’s real estate group, are members of our Manager’s investment committee. Kenneth Caplan, who is Blackstone’s co-chief investment officer overseeing business areas including real estate, is also a member of our Manager’s investment committee.
Blackstone Real Estate Debt Strategies, or BREDS, was launched in 2008 within Blackstone’s global real estate group to pursue opportunities relating to real estate debt investments globally, with a focus primarily on North America and Europe. Tim Johnson, the Global Head of BREDS, serves as the chairperson of our board of directors and is a member of our Manager’s investment committee. Katharine Keenan, the Global Co-Chief Investment Officer of BREDS and a member of our Manager’s investment committee, serves as our chief executive officer and is a member of our board of directors. In addition, one of our other directors, Michael Nash, who served for periods of time prior to his retirement from Blackstone in 2023 as chair of BREDS and as the executive chairman of our board of directors, remains a member of our board of directors. As of December 31, 2024, 172 dedicated BREDS professionals, including 30 investment professionals based in London and Australia, managed $77.2 billion of investor capital.
Our chief executive officer, chief financial officer, and other officers are senior Blackstone real estate professionals. None of our Manager, our executive officers, or other personnel supplied to us by our Manager are obligated to dedicate any specific amount of time to our business. Our Manager is subject to the supervision and oversight of our board of directors and has only such functions and authority as our board of directors delegates to it. Pursuant to a management agreement between our Manager and us, or our Management Agreement, our Manager is entitled to receive a base management fee, an incentive fee, and expense reimbursements. See Notes 16 and 21 to our consolidated financial statements and the information required to be disclosed pursuant to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2025 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K, for more detail on the terms of the Management Agreement.
Our Investment Strategy
Our investment strategy is to originate loans and invest in debt or credit-related instruments supported by institutional quality commercial real estate in attractive locations. Through our Manager, we draw on Blackstone’s extensive real estate investment platform and its established sourcing, underwriting, and structuring capabilities in order to execute our investment strategy. In addition, we have access to Blackstone’s extensive network and operational information from Blackstone’s substantial real estate and other investment holdings, which provide our Manager access to market data on a scale generally not available to others in the market.
We directly originate, co-originate, and acquire real estate credit investments in conjunction with acquisitions, refinancings, and recapitalizations of commercial real estate in North America, Europe, and Australia, with a focus on performing loans that are supported by well-capitalized properties and borrowers. We believe that the scale and flexibility of our capital, as well as our Manager’s and Blackstone’s relationships, enables us to target opportunities with strong sponsorship and invest in large loans or other debt that is collateralized by high-quality assets and portfolios.
As market conditions evolve over time, we expect to adapt as appropriate. We believe our current investment strategy will produce significant opportunities to make investments with attractive risk-return profiles. However, to capitalize on the investment opportunities that may be present at various other points of an economic cycle, we may expand or change our investment strategy by targeting other credit-oriented investments.
During 2024, we entered into (i) an agreement, or our Agency Multifamily Lending Partnership, with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, to earn a portion of origination, servicing, and other fees for multifamily agency loans we refer to MTRCC for origination, and (ii) a joint venture, or our Net Lease Joint Venture, with a Blackstone-advised investment vehicle to invest in triple net lease properties.
We believe that the diversification of our investment portfolio, our ability to actively manage those investments, and the flexibility of our strategy positions us to generate attractive risk-adjusted returns for our stockholders in a variety of market conditions over the long term.
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
During the year ended December 31, 2024, we originated or acquired $431.9 million of loans. Loan fundings during the year totaled $1.6 billion, with loan repayments and sales of $5.2 billion, for net repayments of $3.6 billion.

The following table details overall statistics for our loan portfolio as of December 31, 2024 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	130	130
Principal balance	$19,203,126	$19,920,539
Net book value	$18,313,582	$18,313,582
Unfunded loan commitments(2)	$1,263,068	$1,263,068
Weighted-average cash coupon(3)	+ 3.46%	+ 3.40%
Weighted-average all-in yield(3)	+ 3.78%	+ 3.76%
Weighted-average maximum maturity (years)(4)	2.1	2.1
Origination loan to value (LTV)(5)	62.3%	62.6%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $228.1 million of subordinate mezzanine loans, as of December 31, 2024, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $208.7 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of December 31, 2024, 10% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of December 31, 2024:

Geographic Diversification
(Net Loan Exposure)(1)(2)

WA, 2%
NY, 16%
MA, 2%
IL, 3%
NV, 2%
CO, 1%
VA, 2%
CA, 9%
AZ, 2%
GA, 1%
TX, 6%
HI, 1%
FL, 8%
UK, 17%
SE, 2%
IE, 6%
DEU, 1%
AU, 5%
ES, 4%

Collateral Diversification
(Net Loan Exposure)(1)(3)

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2024, which is our total loan exposure net of (i) $817.5 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $106.7 million of cost-recovery proceeds, and (iv) our total loans receivable current expected credit loss, or CECL, reserve of $733.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
(2)States and countries comprising less than 1% of net loan exposure are excluded.
(3)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
For additional information regarding our loan portfolio as of December 31, 2024, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – II. Loan Portfolio” and – “VI. Loan Portfolio Details” in this Annual Report on Form 10-K.
Real Estate Owned
As part of our portfolio management strategy to maximize economic outcomes, from time to time, we may hold certain real estate owned, or REO, investments resulting from us acquiring title to or taking control of a loan’s underlying real estate collateral. As of December 31, 2024, we had seven REO assets with an aggregate carrying value of $640.4 million.
Financing Strategy
To maintain an adequate amount of available liquidity and execute our business plan, we look to a variety of capital sources. In addition to raising capital through public offerings of our equity and debt securities, our financing strategy includes secured debt, securitizations, and asset-specific financings, as well as senior term loan facilities, senior secured notes, and convertible notes. In addition to our current mix of financing sources, we also may access additional forms of financings including resecuritizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.

During the year ended December 31, 2024, we (i) borrowed an additional $650.0 million under our term loan facilities with an interest rate of SOFR plus 3.75% and maturity in 2028, (ii) issued $450.0 million of 7.75% senior secured notes due 2029, or the senior secured notes due 2029, (iii) increased the size of one of our existing secured credit facilities by $100.0 million, (iv) terminated two of our existing credit facilities, resulting in a reduction in our aggregate borrowing capacity by $650.0 million, and (v) repaid a net $3.3 billion under our portfolio financings, resulting in an aggregate $3.7 billion reduction in our portfolio and corporate financings during the year. We also maintained the cost of our portfolio financings throughout the year, with a weighted-average spread of +1.92% over respective benchmark rates on our $9.7 billion of secured debt, as of December 31, 2024, relative to +1.89% as of December 31, 2023.
As of December 31, 2024, we had total liquidity of $1.5 billion with no corporate debt maturities until 2026.
The following table details our outstanding portfolio financing arrangements as of December 31, 2024 ($ in thousands):

Portfolio Financing Outstanding Principal Balance
December 31, 2024
Secured debt	$9,705,529
Securitizations	1,936,967
Asset-specific debt	1,228,110
Total portfolio financing	$12,870,606
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
From time to time, we engage in hedging transactions that seek to mitigate the effects of fluctuations in currencies or interest rates on our cash flows and asset values. These hedging transactions could take a variety of forms, including swaps or cap agreements, options, futures contracts, forward rate or currency agreements, or similar financial instruments.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Investment Guidelines
Our board of directors has approved the following investment guidelines:
•we shall seek to invest our capital in a broad range of investments in, or relating to, public and/or private debt, non-controlling equity, loans and/or other interests (including “mezzanine” interests and/or options or derivatives related thereto) relating to real estate assets (including pools thereof and equity interests in net lease assets), real estate companies, and/or real estate-related holdings;
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
Sustainability
We are committed to responsibly managing risk and preserving value for our shareholders. We strive to consider environmental, social and governance (“ESG”), or sustainability, factors relevant to our potential collateral and borrowers when making capital allocation decisions and incorporate sustainability diligence practices as part of our investment process where applicable.
Our day-to-day operations are externally managed by our Manager, a subsidiary of Blackstone. As such, many of the sustainability initiatives undertaken by Blackstone impact or apply to us. Key sustainability initiatives we share with Blackstone include the consideration of sustainability in the investment process where applicable, dedicated resources to sustainability governance and oversight, industry engagement on sustainability matters, programs at our office locations, and certain employee and community engagement and diversity and inclusion programs.
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
We seek to invest primarily in debt instruments relating to real estate-related assets. As such, we are subject to, among other things, risk of defaults by borrowers in paying debt service on outstanding indebtedness and to other impairments of our loans and investments. A deterioration of real estate fundamentals generally, and in North America, Europe and Australia in particular, could negatively impact our performance by making it more difficult for borrowers of our mortgage loans, or borrower entities, to satisfy their debt payment obligations, increasing the default risk applicable to borrower entities, and/or making it more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions have and will continue to affect the creditworthiness of borrower entities and/or the value of underlying real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in building, environmental, zoning and other laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand of real estate products, fluctuations in real estate fundamentals, the financial resources of borrower entities, energy supply shortages, various uninsured or uninsurable risks, natural disasters, pandemics or outbreaks of contagious disease, political events, terrorism and acts of war, changes in government regulations, changes in monetary policy, changes in real property tax rates and/or tax credits, changes in operating expenses, changes in capital expenditure costs, changes in interest rates, changes in inflation rates, changes in foreign exchange rates, changes in the availability of debt financing and/or mortgage funds that may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, changes in consumer spending, negative developments in the economy and/or adverse changes in real estate values generally and other factors that are beyond our control. Concerns about the real estate market, high interest rates, inflation, energy costs, geopolitical issues, and other global events outside of our control have contributed, and may in the future contribute, to increased volatility and diminished expectations for the economy and markets going forward, which could materially and adversely affect our business, financial condition, and results of operations.

We cannot predict the degree to which economic conditions generally, and the conditions for real estate debt investing in particular, will improve or decline. Any declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our business, financial condition, and results of operations.

Commercial real estate-related investments that are secured, directly or indirectly, by real property are subject to delinquency, foreclosure and loss, which have resulted and in the future could result in losses to us.
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
•acts of God, natural disasters, pandemics or other severe public health events, climate-related risks, terrorism or other hostilities, social unrest and civil disturbances, which may decrease the availability of or increase the cost of insurance or result in uninsured losses; and
•adverse changes in zoning laws.
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
Fluctuations in interest rates and credit spreads have reduced and in the future could reduce our ability to generate income on our loans and other investments, which could lead to a significant decrease in our results of operations, cash flows and the market value of our investments and may limit our ability to pay dividends to our stockholders.
Our primary interest rate exposures relate to the yield on our loans and other investments and the financing cost of our debt, as well as our interest rate swaps that we may utilize for hedging purposes. Changes in interest rates and credit spreads have affected and may in the future affect our net income from loans and other investments, which is the difference between the interest and related income we earn on our interest-earning investments and the interest and related expense we incur in financing these investments. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads have had and may in the future also have negative effects on demand for loans and could result in higher borrower default rates. In light of elevated inflation, the U.S. Federal Reserve increased interest rates numerous times in recent years, which increased, and could continue to increase, our borrowers’ interest payments. Although decelerating, inflation remains above the U.S. Federal Reserve’s target levels. Despite multiple federal fund rate decreases over the course of 2024, interest rates have remained elevated, with the U.S. Federal Reserve indicating in early 2025 an expectation of slower rate decreases moving forward. A slower‐than‐expected decrease, or a further increase, in interest rates would continue to present a challenge to real estate valuations. Such factors are even more challenging in the traditional office market, where more troubled assets are likely to emerge, as well as other properties with long‐term leases that do not provide for short‐term rent increases. Interest rate increases also have had and may in the future have adverse effects on commercial real estate property values, and, for certain of our borrowers have contributed, and may continue to contribute, to loan non-performance, modifications, defaults, foreclosures, and/or property sales, which could result in us realizing losses on our investments.

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

Our floating-rate mortgage loans are secured by commercial real estate assets. Generally, our mortgage loan borrowers may repay their loans prior to their stated maturities. In periods of declining interest rates and/or credit spreads, prepayment rates on loans will generally increase. If general interest rates or credit spreads decline at the same time, the proceeds of such prepayments received during such periods may not be reinvested for some period of time or may be reinvested by us in assets with lower yields than the assets that were prepaid. In periods of increasing interest rates and/or credit spreads, prepayment rates on loans will generally decrease, which could impact our liquidity, or increase our potential exposure to loan non-performance.

Prepayment rates on loans may be affected by a number of factors including, but not limited to, the then-current level of interest rates and credit spreads, fluctuations in asset values, the availability of mortgage credit, the relative economic vitality of the area in which the related properties are located, the servicing of the loans, possible changes in tax laws, other opportunities for investment, and other economic, social, geographic, demographic and legal and other factors beyond our control. Consequently, such prepayment rates can vary significantly from period-to-period and cannot be predicted with certainty. No strategy can completely insulate us from prepayment or other such risks and faster or slower prepayments may adversely affect our profitability and cash available for distribution to our stockholders.

Our loans often contain call protection or yield maintenance provisions that require a certain minimum amount of interest due to us regardless of when the loan is repaid. These include prepayment fees expressed as a percentage of the unpaid principal balance, or the amount of foregone net interest income due us from the date of repayment through a date that is frequently 12 or 18 months after the origination date. Loans that are outstanding beyond the end of the call protection or yield maintenance period can be repaid with no prepayment fees or penalties. The absence of call protection or yield maintenance provisions may expose us to the risk of early repayment of loans, and the inability to redeploy capital accretively.
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

Furthermore, competition for originations of investments may lead to decreasing yields, which may further limit our ability to generate desired returns. Also, as a result of this competition, desirable loans and investments may be limited in the future, and we may not be able to take advantage of attractive lending and investment opportunities from time to time, thereby limiting our ability to identify and originate or acquire loans or make investments that are consistent with our investment objectives. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

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

The illiquidity of certain assets we invest in may adversely affect our business.
The illiquidity of certain assets we invest in may make it difficult for us to sell such investments, if needed. Certain assets such as mortgages, B-Notes, mezzanine and other loans (including loan participations) and preferred equity, in particular, are relatively illiquid investments due to their short tenor, are potentially unsuitable for securitization and have a greater difficulty of recovery in the event of a borrower’s default. We are also required to hold certain risk retention interests in certain of our securitization transactions. In addition, certain of our investments may become less liquid after our investment as a result of periods of delinquencies or defaults or turbulent market conditions, including due to current market conditions and exacerbated market volatility, which may make it more difficult for us to dispose of such assets at advantageous times or in a timely manner. Moreover, many of the loans and securities we invest in are not registered under the relevant securities laws, resulting in limitations or prohibitions against their transfer, sale, pledge or their disposition. As a result, many of our investments are illiquid, and if we are required to liquidate all or a portion of our portfolio quickly, for example as a result of margin calls, we may realize significantly less than the value at which we have previously recorded our investments.

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

Our loans and investments focus primarily on “performing” real estate-related interests. Certain of our loans and investments may also include making distressed investments from time to time (e.g., investments in defaulted, out-of-favor or distressed loans and debt securities) and we have made and may in the future make investments that become “sub-performing” or “non-performing” following our origination or acquisition thereof. Certain of our investments have involved and may in the future involve properties that are highly leveraged, with significant burdens on cash flow and, therefore, involve a high degree of risk. During an economic downturn or recession, loans or securities of financially or operationally troubled borrowers or issuers are more likely to go into default than loans or securities of other borrowers or issuers. Loans or securities of financially or operationally troubled issuers are less liquid and more volatile than loans or securities of borrowers or issuers not experiencing such difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and ask prices may be greater than normally expected. Investment in the loans or securities of financially or operationally troubled borrowers or issuers involves a high degree of credit and market risk.

The success of our investment strategy depends, in part, on our ability to successfully effectuate loan modifications and/or restructurings.
In certain cases (e.g., in connection with a workout, restructuring and/or foreclosure proceedings involving one or more of our investments), the success of our investment strategy has depended and will continue to depend, in part, on our ability to effectuate loan modifications and/or restructurings with our borrowers. The activity of identifying and implementing successful modifications and restructurings entails a high degree of uncertainty, including macroeconomic and borrower-specific factors beyond our control that impact our borrowers and their operations. There can be no assurance that any of the loan modifications and restructurings we have effected will be successful or that (i) we will be able to identify and implement successful modifications and/or restructurings with respect to any other distressed loans or investments we may have from time to time, or (ii) we will have sufficient resources to implement such modifications and/or restructurings in times of widespread market challenges. Further, such loan modifications and/or restructurings have entailed and may in the future entail, among other things, a substantial reduction in the interest rate and/or a substantial write-off of the principal of such loan, debt securities or other interests. Moreover, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such real estate loan, debt securities or other interests, replacement “takeout” financing will not be available. Additionally, such loan modifications have resulted and may in the future result in our becoming the owner of underlying the real estate. See “–We may foreclose on certain of the loans we originate or acquire, which could result in losses that harm our results of operations and financial condition,” and “–As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.”

Financial or operating difficulties of our borrowers may result in our being subject to bankruptcy proceedings.

Financial or operating difficulties faced by our borrowers, such as those described in other risk factors, may never be overcome and have caused and may in the future cause borrowers to become subject to federal bankruptcy or other similar insolvency proceedings. A borrower may be involved in restructurings, insolvency proceedings or reorganizations under the U.S. Bankruptcy Code and the laws and regulations of one or more jurisdictions that may or may not be similar to the U.S. Bankruptcy Code, which may adversely affect the rights or priority of our loans. There is a possibility that we may incur substantial or total losses on our investments and, in certain circumstances, become subject to certain additional potential liabilities that may exceed the value of our original investment therein. For example, under certain circumstances, a lender may have its claims subordinated or disallowed or, if it has inappropriately exercised control over the management and policies of a debtor, may be found liable for damages suffered by parties as a result of such actions. In any insolvency proceeding relating to any of our investments, we may lose our entire investment, may be required to accept cash, securities or other property with a value less than our original investment and/or may be required to accept different terms, including changes to interest rates and payment over an extended period of time. In addition, under certain circumstances, we may be forced to repay payments previously made to us by a borrower if such payments are later determined to have been a fraudulent conveyance, preferential payment, or similar avoidable transaction under applicable laws. Furthermore, bankruptcy laws and similar laws applicable to insolvency proceedings may delay our ability to realize value from collateral for our loan positions and prevent us from foreclosing upon loans and taking title to the property securing such loans. If, through an insolvency proceeding, we do ultimately take title to the property securing a loan, we would take ownership of such property subject to the potential rights of tenants to remain in possession for the duration of their respective leases, which may substantially reduce the value of such property.

We have in the past and may in the future foreclose on certain of the loans we originate or acquire, which could result in losses that negatively impact our results of operations and financial condition.
We have in the past and may in the future find it necessary or desirable to foreclose on certain of the loans we originate or acquire, and the foreclosure process may be lengthy and expensive. When we foreclose on an asset, we take title to the property securing that asset, and then own and operate such property as “real estate owned.” Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping a property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial conditions and liquidity. In addition, we may end up owning a property that we would not otherwise have decided to acquire directly at the price of our original investment or at all, and the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us.

Whether or not we have participated in the negotiation of the terms of any such loans, there can be no assurance as to the adequacy of the protection of the terms of the applicable loan, including the validity or enforceability of the loan and the maintenance of the anticipated priority and perfection of the applicable security interests. Furthermore, claims may be asserted by lenders or borrowers that might interfere with enforcement of our rights. Borrowers may resist foreclosure actions by asserting numerous claims, counterclaims and defenses against us, including, without limitation, lender liability claims and defenses, even when the assertions may have no basis in fact, in an effort to prolong the foreclosure action and seek to force the lender into a modification of the loan or a favorable buy-out of the borrower’s position in the loan. Foreclosure actions in some U.S. states can take several years or more to litigate and may also be time consuming and expensive to complete in other U.S. states and foreign jurisdictions in which we do business. At any time prior to or during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure actions and further delaying or even preventing the foreclosure process, and could potentially result in a reduction or discharge of a borrower’s debt. Foreclosure may create a negative public perception of the related property, resulting in a diminution of its value. Even if we are successful in foreclosing on a loan, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis in the loan, resulting in a loss to us. Furthermore, any costs or delays involved in the foreclosure of the loan or a liquidation of the underlying property will further reduce the net sale proceeds and, therefore, increase any such losses to us.

As an owner of real estate, we are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.

We are subject to the risks inherent in the ownership and operation of real estate and real estate-related businesses and assets. Such investments are subject to the potential for deterioration of real estate fundamentals and the risk of adverse changes in local market and economic conditions, which may include changes in supply of and demand for competing properties in an area, changes in interest rates and related increases in borrowing costs, fluctuations in the average occupancy and room rates for hotel properties, changes in demand for commercial office properties (including as a result of an increased prevalence of remote work), changes in the financial resources of tenants, defaults by borrowers or tenants and the lack of availability of mortgage funds, which may render the sale or refinancing of properties difficult or impracticable. In addition, investments in real estate and real estate-related businesses and assets may be subject to the risk of environmental liabilities, contingent liabilities upon disposition of assets, casualty or condemnations losses, energy supply shortages, natural disasters, climate-related risks (including transition risks and acute and chronic physical risks), acts of God, terrorist attacks, war, pandemics or other public health events (such as COVID-19), and other events that are beyond our control, and various uninsured or uninsurable risks. Because landlord claims for future rent are capped under the U.S. Bankruptcy Code, tenants in our properties may be incentivized to enter bankruptcy proceedings for the purpose of rejecting leases at our properties and reducing liability thereunder.

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

Our CECL reserves required under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments - Credit Losses,” or ASC 326, reflect our current estimate of potential credit losses related to our loans’ included in our consolidated balance sheets. Changes to our CECL reserves are recognized through net income on our consolidated statements of operations. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.

While ASC 326 does not require any particular method for determining CECL reserves, it does specify the reserves should be based on relevant information about past events, including historical loss experience, current portfolio and market conditions, and reasonable and supportable forecasts for the duration of each respective loan. Because our methodology for determining the CECL reserves may differ from the methodologies employed by other companies, our CECL reserves may not be comparable with the CECL reserves reported by other companies. In addition, other than a few narrow exceptions, ASC 326 requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the GAAP principal underlying the CECL model that all loans, debt securities, and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. For example, during the year ended December 31, 2024, we recorded an aggregate $157.0 million increase in our CECL reserves related to loans receivable and unfunded loan commitments, bringing our total CECL reserves to $746.5 million as of December 31, 2024. These CECL reserves reflect certain impaired loans in our portfolio, as well as changes in our CECL reserves due to changes in the composition of our portfolio and macroeconomic conditions. We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. A substantial portion of our loans are secured by office space and similar commercial real estate. This sector has over the past few years been negatively affected by certain macroeconomic factors, such as an increased prevalence of remote work. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of December 31, 2024. In addition, there can be no assurance that any loan modification or restructuring will not result in a substantial write-off of the principal of such loan, debt securities or other interests. If we are required to materially increase our CECL reserves for any reason, such increase could adversely affect our business, financial condition, and results of operations.

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

B-Notes, mezzanine loans, and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures will expose us to greater risk of loss.
We may originate or acquire B-Notes, mezzanine loans and other investments (such as preferred equity) that are subordinated or otherwise junior in the capital structure and that involve privately negotiated structures. To the extent we invest in subordinated debt or mezzanine tranches of an entity’s capital structure, such investments and our remedies with respect thereto, including the ability to foreclose on any collateral securing such investments, will be subject to the rights of holders of more senior tranches in the issuer’s capital structure and, to the extent applicable, contractual intercreditor, co-lender and/or participation agreement provisions. Significant losses related to such loans or investments could adversely affect our results of operations and financial condition.

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

The typical borrower in a transitional loan has usually identified an asset that it views as undervalued, having been under-managed and/or located in a recovering market, and is seeking relatively short-term capital to be used in an acquisition or rehabilitation of a property. If the borrower’s assessment of the asset as undervalued is inaccurate, or if the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to sufficiently improve the quality of the asset’s management and/or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover all or a portion of our investment. During periods in which there are decreases in demand for certain properties as a result of macroeconomic factors, reductions in the financial resources of tenants, and defaults by borrowers or tenants, borrowers face additional challenges in transitioning properties. Market downturns or other adverse macroeconomic factors may affect transitional loans in our portfolio more adversely than loans secured by more stabilized assets.

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
A prolonged economic slowdown, a lengthy or severe recession, severe public health events or declining real estate values could impair our investments and harm our operations.
We believe the risks associated with our business will be more severe during periods of economic slowdown or recession if these periods are accompanied by declining real estate values. Declining real estate values will likely reduce the level of new mortgage and other real estate-related loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the value of real estate weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of default because the value of our collateral may be insufficient to cover its cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect our ability to invest in, sell, and securitize loans, which would materially and adversely affect our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders.

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

Additionally, global trade disruption, significant introductions of trade barriers and bilateral trade frictions, including due to tariffs and other changes to trade policy in the U.S. and other jurisdictions as well as war or other hostilities, together with any future downturns in the global economy resulting therefrom, could adversely affect our performance.
Furthermore, severe public health events, such as those caused by the COVID-19 pandemic, may occur from time to time, and could directly and indirectly impact us in material respects that we are unable to predict or control. In addition, we may be materially and adversely affected as a result of many related factors outside our control, including the effectiveness of governmental responses to a severe public health event, pandemic or epidemic, the extension, amendment or withdrawal of any programs or initiatives established by governments and the timing and speed of economic recovery. Actions taken in response may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures.

Long-term macroeconomic effects from a severe public health event, pandemic or epidemic, including from supply and labor shortages, workforce reductions in response to challenging economic conditions, or shifts in demand for real estate have had and could in the future have an adverse impact on our portfolio, which includes loans collateralized by office, hotel, and other asset classes that are particularly negatively impacted by such supply and labor issues. The impact of such long-term effects may disproportionally affect certain asset classes and geographic areas. For example, many businesses permit employees to work from home and make use of flexible work schedules, open workplaces, videoconferences and teleconferences, which have had and could continue to have a longer-term impact on the demand for both office space and hotel rooms for business travel, which could adversely affect our investments in assets secured by office or hotel properties. While we believe the principal amount of our loans are generally adequately protected by underlying property value, there can be no assurance that we will realize the entire principal amount of certain investments. For more information on the concentration of credit risk in our loan portfolio property type and geographic region, see Note 3 to our consolidated financial statements.

Transactions denominated in foreign currencies subject us to heightened risks, including foreign currency risks and regulatory risks.
We hold assets denominated in various foreign currencies, including, without limitation, British Pounds Sterling, Euros, and other currencies, which exposes us to foreign currency risk. As a result, a change in foreign currency exchange rates may have an adverse impact on the valuation of our assets, as well as our income and cash flows. While we have not experienced any adverse impacts during the year ended December 31, 2024 due to our use of derivative instruments, there can be no assurance that we will continue to utilize such measures or that such measures will be successful. Any changes in foreign currency exchange rates may impact the measurement of such assets or income for the purposes of our REIT tests and may affect the amounts available for payment of dividends on our class A common stock.

Our success depends on the availability of attractive investments and our ability to identify, structure, consummate, leverage, manage and realize returns on our investments.
Our operating results are dependent upon the availability of, as well as our ability to identify, structure, consummate, leverage, manage and realize returns on our investments. In general, the availability of favorable investment opportunities and, consequently, our returns, will be affected by the level and volatility of interest rates and credit spreads, conditions in the financial markets, general economic conditions, the demand for investment opportunities and the supply of capital for such investment opportunities. There can be no assurance that we will be successful in identifying and consummating investments that satisfy our rate of return objectives or that such investments, once made, will perform as anticipated.
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

To the extent that our assets are concentrated in any one region, sponsor, or type of asset, economic and business downturns generally relating to such, region, sponsor, or type of asset may result in defaults on a number of our investments within a short time period, which could adversely affect our results of operations and financial condition. In addition, because of asset concentrations, even modest changes in the value of the underlying real estate assets could have a significant impact on the value of our investment.

As a result of any high levels of concentration, any adverse economic, political or other conditions that disproportionately affects those geographic areas or asset classes could have a magnified adverse effect on our results of operations and financial condition, and the value of our stockholders’ investments could vary more widely than if we invested in a more diverse portfolio of loans. For further information, see Note 3 to our consolidated financial statements.

Our due diligence process for investment opportunities may not reveal all relevant information.
Before making investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances relevant to each potential investment. When conducting due diligence, we may be required to evaluate important and complex issues, including but not limited to those related to business, financial, tax, accounting, environmental, sustainability, legal, and regulatory and macroeconomic trends. With respect to sustainability, the nature and scope of our diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, human capital management, human rights, employee health and safety, accounting standards and bribery and corruption. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of potential investment. The due diligence investigation with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) or risks that may be necessary or helpful in evaluating such investment opportunity, and we may not identify or foresee future developments that could have a material adverse effect on an investment.

In addition, selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. The materiality of sustainability risks and impacts on an individual potential investment or portfolio as a whole are dependent on many factors, including the relevant industry, country, asset class and investment style. Our loss estimates may not prove accurate, as actual results may vary from estimates. If we underestimate the asset-level losses relative to the price we pay for a particular investment, we may be required to recognize an impairment and/or realize losses with respect to such investment.

Moreover, our investment analyses and decisions may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to us at the time of making an investment decision may be limited, and we may not have access to detailed information regarding such investment. Further, some matters covered by our diligence, such as sustainability, are continuously evolving and we may not accurately or fully anticipate such evolution.

Insurance on properties underlying or securing our investments may not cover all losses.
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
The properties related to our investments may be subject to unknown liabilities, including environmental liabilities, that could affect the value of these properties and as a result, our investments.
Properties related to our investments may be subject to unknown or unquantifiable liabilities that may adversely affect the value of our investments. Such defects or deficiencies may include title defects, title disputes, liens, servitudes or other encumbrances on mortgaged properties. The discovery of such unknown defects, deficiencies and liabilities could affect the ability of our borrowers to make payments to us or could affect our ability to foreclose and/or sell properties, which could adversely affect our results of operations and financial condition.

Furthermore, to the extent we own properties, acquired through foreclosure or otherwise, we may be subject to environmental liabilities arising from such properties. Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. In addition, we could be subject to similar liabilities in applicable foreign jurisdictions.
The presence of hazardous substances on and/or material environmental liabilities attached to any property we own may adversely affect our ability to sell the property and we may incur substantial remediation costs.
Risks associated with climate change may adversely affect our business and financial results and damage our reputation.

There has been increasing awareness of and concern about severe weather, other climate events outside of the historical norm and other effects of climate change. Transition risks, such as government restrictions, standards or regulations intended to reduce greenhouse gas emissions and potential climate change impacts, are emerging and may increase in the future in the form of restrictions or additional requirements on the development of commercial real estate. Such restrictions and requirements, along with rising insurance premiums resulting from climate change, could increase our costs or require additional technology and capital investment by our borrowers, which could adversely affect our results of operations. This is a particular concern in the western and northeastern United States, where some of the most extensive and stringent environmental laws and building construction standards in the U.S. have been enacted, and where we have properties securing our investment portfolio. In addition, new climate change-related regulations may result in enhanced disclosure obligations, which could materially increase our regulatory burden and compliance costs. See “-We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.”

Further, physical effects of climate change including changes in global weather patterns, rising sea levels, changing temperature averages or extremes and extreme weather events such as wildfires, hurricanes, droughts or floods, can also have an adverse impact on certain properties. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well. For example, unseasonal or extreme weather events can have a material impact to hospitality businesses or properties.

Some physical risk is inherent in all properties, particularly in properties in certain locations and in light of the unknown potential for extreme weather or other events that could occur related to climate change.

We are subject to evolving sustainability disclosure standards and expectations that expose us to numerous risks.

In recent years, advocacy groups, government agencies and the general public have raised concerns regarding ESG, or sustainability, matters and increasingly regulators, customers, investors, employees and other stakeholders are focusing on sustainability matters and related disclosures. Such governmental, investor and societal attention to sustainability matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital management, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to manage, assess and report.

We may also communicate certain initiatives regarding environmental, human capital management, and other sustainability-related matters in our SEC filings or in other disclosures. These initiatives could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives based on cost, timing or other considerations. Furthermore, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our sustainability-related policies, practices and initiatives (and progress on those initiatives), which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives, or for any revisions to these initiatives. Further, as part of our sustainability practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ sustainability-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of inaccurate or misleading statements regarding ESG or sustainability-related matters, either because we overstate (often referred to as "greenwashing") or understate the extent to which we are engaging in sustainability-related practices.

Investors and other stakeholders have become more focused on understanding how companies address a variety of sustainability factors. As they evaluate investment decisions, many investors look not only at company disclosures but also to sustainability rating systems that have been developed by third parties to allow sustainability comparisons among companies. The criteria used in these ratings systems may conflict and change frequently, and we cannot predict how these third parties will score us, nor can we have any assurance that they score us accurately or other companies accurately or that other companies have provided them with accurate data. If our sustainability ratings, disclosures or practices do not meet the standards set by such investors or our stockholders, they may choose not to invest in our class A common stock. Relatedly, we risk damage to our reputation, based on perceptions of, or reactions to, our actions in a number of areas, such as greenhouse gas emissions, energy management, human rights, community relations, workforce health and safety, and business ethics and transparency. Adverse incidents with respect to sustainability matters or negative sustainability ratings or assessments by third-party sustainability raters could impact the value of our brand, or the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

There is regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims, and we are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the New York Stock Exchange and the Financial Accounting Standards Board. These rules and regulations continue to evolve in scope and complexity and new requirements may be created, making compliance more difficult and uncertain. Further, new and emerging regulatory initiatives in the U.S., EU and U.K. related to climate change and other sustainability matters could adversely affect our business.

In the U.S., the SEC adopted rules (which are currently subject to a stay order pending litigation) that would require certain climate‐related disclosures by us, including disclosure of financed emissions, an extensive and complex category of emissions that is difficult to calculate accurately and for which there is currently no agreed measurement standard or methodology. At the state level, in 2023 California enacted legislation that will ultimately require certain companies that (i) do business in California to publicly disclose their Scopes 1, 2 and 3 greenhouse gas, or GHG, emissions, with third-party assurance of such data, and/or issue public reports on their climate-related financial risk and related mitigation measures and (ii) operate in California and participate in the voluntary carbon offset market or make certain claims about their carbon dioxide or GHG emissions to provide disclosures around such claims. Outside of the U.S., various government authorities have proposed or implemented carbon taxes, requirements for asset managers to integrate climate risk considerations in investment and risk management processes, and mandatory reporting aligned with the Taskforce on Climate-related Financial Disclosures (TCFD) framework for public issuers and certain asset managers and private companies, among other requirements.

There has been increased regulatory focus on ESG or sustainability-related matters and the accuracy of statements made regarding such matters, including whether such statements are greenwashing. If we are perceived as, or accused of, greenwashing or understating the extent to which we are engaging in sustainability-related practices, such perception or accusation could damage our reputation, result in litigation or regulatory actions and adversely impact our ability to raise capital.

These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. If we or our borrowers fail or are perceived to fail to comply with or meet applicable rules, regulations and stakeholder expectations, it could negatively impact our reputation and our business results. Further, our business could become subject to additional regulations, penalties and/or risks of regulatory scrutiny and enforcement in the future. Moreover, the requirements of various regulations we may become subject to around the world may not be consistent with each other. We cannot guarantee that our current sustainability practices will meet future regulatory requirements, reporting frameworks or best practices, increasing the risk of related enforcement. Compliance with new requirements may lead to increased management burdens and costs.

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
Our investments in CMBS and CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, CT Investment Management Co., LLC, a subsidiary of Blackstone, may take actions that could adversely affect our interests.
We have invested in, and may from time to time in the future invest in, commercial mortgage-backed securities, or CMBS, or collateralized loan obligations, or CLOs, and other similar securities, and our investments may consist of subordinated classes of securities in a structured finance investment secured by a pool of mortgages or loans. Accordingly, such securities may be the first or among the first to bear the loss upon a restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal, with only a nominal amount of equity or other debt securities junior to such positions. The estimated fair values of such subordinated interests tend to be much more sensitive to adverse economic downturns and underlying borrower developments than more senior securities. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality CMBS or CLOs because the ability of borrowers to make principal and interest payments on the mortgages or loans underlying such securities may be impaired.

Subordinate interests such as the subordinated classes of securities in CMBS, CLOs and similar structured finance investments generally are not actively traded and are relatively illiquid investments. Volatility in CMBS and CLOs trading markets may cause the value of these investments to decline. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral value is available to satisfy interest and principal payments and any other fees in connection with the trust or other conduit arrangement for such securities, we may incur significant losses.

With respect to the CMBS and CLOs in which we have invested and may invest in the future, control over the related underlying loans will be exercised through CT Investment Management, Co., LLC, or CTIMCO, or another special servicer or collateral manager designated by a “directing certificateholder” or a “controlling class representative,” or otherwise pursuant to the related securitization documents. We have in the past and may in the future acquire classes of CMBS or CLOs, for which we may not have the right to appoint the directing certificateholder or otherwise direct the special servicing or collateral management. With respect to the management and servicing of those loans, the related special servicer or collateral manager may take actions that could adversely affect our interests. See “-Risks Related to Our Financing and Hedging-We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses” for a discussion of additional risks related to our securitization transactions.

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

Some of our investments may be recorded at fair value and, as a result, there will be uncertainty as to the value of these investments.
Some of our investments may be in the form of positions or securities that are not publicly traded, but are recorded at estimated fair value. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We will value these investments quarterly at fair value, which may include unobservable inputs. Because such valuations are subjective, the fair value of certain of our assets may fluctuate over short periods of time and our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our results of operations and financial condition could be adversely affected if our determinations regarding the fair value of these investments were materially higher than the values that we ultimately realize upon their disposal.

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
•a partner may, at any time, have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals, and any conflict of interest with a joint venture partner that is a Blackstone-advised investment vehicle may not be resolved in our favor;
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

Our investments in net leased commercial properties expose us to risks.

We have formed the Net Lease Joint Venture with a Blackstone-advised vehicle to invest in commercial properties subject to triple net leases, which exposes us to risks related to joint venture investments (see “─Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on joint venture partners’ financial condition and liquidity and disputes between us and our joint venture partners”), investments involving Blackstone-advised vehicles (“─We and the Blackstone Vehicles have and in the future will likely compete with or enter into transactions with existing and future private and public investment vehicles established and/or managed by Blackstone or its affiliates, which may present various conflicts of interest that restrict our ability to pursue certain investment opportunities or take other actions that are beneficial to our business and/or result in decisions that are not in the best interests of our stockholders”) and investments in net lease assets. We may also make other investments in net leased commercial properties.

Typically, net leases require the tenant to pay substantially all of the operating costs associated with the properties, such as insurance, real estate taxes and costs of maintaining the property, and make the tenant responsible for maintaining, operating and managing the property. Therefore, our net lease investments are materially dependent on the financial stability and ability to achieve business success of our tenants, which in turn is materially dependent on a wide range of factor beyond their control and ours, such as changes in consumer preferences, local economic conditions and interest rate levels, among other macroeconomic factors. In addition, net leases typically have longer lease terms and there can be no assurance contractual rental increases will result in market rates for the full term of the lease.

Any termination of or default on a lease by any tenant would result in lost revenue from the property and could require us to use another source of capital to meet debt payments and other costs related to the property. If a tenant becomes bankrupt, our rights as a property owner will be restricted, including by limiting the amount of unpaid rent we can collect, and the tenant will have additional rights, including authority to reject and terminate its lease. If a lease is terminated for any reason, in addition to losing revenue, we may also incur substantial costs, including capital expenditures and maintenance costs required for the property to be suitable for and attractive to desirable tenants. There can be no assurance we will be able to lease any vacant property on a timely basis, favorable terms or at all.

We may make investments related to data centers which exposes us to related risks.

The underlying real estate for certain of our investments may be data centers. Data center investments are subject to operating risks common to the data center industry, which include changes in tenant demands or preferences, a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, industry slowdowns, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors; a downturn in the market for data center space generally such as oversupply of or reduced demand for space; increased competition, including from our tenants choosing to develop their own data centers; and the rapid development of new technologies or the adoption of new industry standards that render our tenants’ current products and services or our facilities obsolete or unmarketable. To the extent that any of these or other adverse conditions occur, they are likely to impact market rents for, and cash flows from, our data center investments, which could have a material adverse effect on us.

The loss of, or changes in, our relationships with MTRCC, or of MTRCC’s relationships with Freddie Mae or Freddie Mac, could adversely affect us.
In the second quarter of 2024, we entered into our Agency Multifamily Lending Partnership, which allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae Delegated Underwriting and Servicing and Freddie Mac Optigo™ lending platforms. We are entitled to receive a portion of origination, servicing, and other fees paid under the programs for loans that we refer to MTRCC for origination.

Our ability to generate revenues from our Agency Multifamily Lending Partnership depends on decisions by Fannie Mae, Freddie Mac and MTRCC, which are beyond our control. Our MTRCC Agency Partnership required the approval of Fannie Mae and Freddie Mac, and this approval can be rescinded with respect to any or all loans at any time. If that occurs, MTRCC will no longer be required to make the related payments to us, either prospectively, retroactively or both, as determined by the applicable agency. Our right to receive any payments will also be terminated if MTRCC’s status as an authorized lender with Fannie Mae or Freddie Mac is terminated or revoked.

In addition, Fannie Mae or Freddie Mac may lower the price they are willing to pay MTRCC with respect to loans referred by us, or otherwise adversely change the material terms of applicable loans. Moreover, there can be no assurance MTRCC will originate any loans that we refer to them, and the number and quality of loan opportunities we are able to refer to MTRCC depend on a variety of factors beyond our control, including market conditions for multifamily financing generally and in particular with respect to Fannie Mae and Freddie Mac loans.

We are also subject to a loss-sharing obligation with MTRCC, which requires us to partially guarantee the performance of any loans originated by MTRCC under the Fannie Mae program with respect to which we are entitled to payments. We recognize a liability for these loss-sharing obligations on our consolidated balance sheets.

Risks Related to Our Financing and Hedging
Our significant amount of debt may subject us to increased risk of loss and could adversely affect our results of operations and financial condition.

We currently have outstanding indebtedness and, subject to market conditions and availability, we may incur a significant amount of additional debt through repurchase agreements, bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements. We have also issued and may in the future also issue additional debt or equity securities to fund our growth. The type and percentage of leverage we employ will vary depending on our available capital, our ability to obtain and access financing arrangements with lenders, the type of assets we are funding, whether the financing is recourse or non-recourse, debt restrictions contained in those financing arrangements and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. We may significantly increase the amount of leverage we utilize at any time without approval of our board of directors. In addition, we may leverage individual assets at substantially higher levels. Incurring substantial debt could subject us to many risks that, if realized, would materially and adversely affect us, including the risk that:

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
We generally structure our leverage in order to minimize the difference between the term of our investments and the leverage we use to finance such investments. In the event that our leverage is for a shorter term than the financed investment, we may not be able to extend or find appropriate replacement leverage, which would have an adverse impact on our liquidity and our returns. In the event that our leverage is for a longer term than the financed investment, we may not be able to repay such leverage or replace the financed investment with an optimal substitute or at all, which will negatively impact our desired leveraged returns.

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
Our assets may include loans with either floating interest rates or fixed interest rates. Floating rate loans earn interest at rates that adjust from time to time (typically monthly) based upon an index (typically one-month SOFR). These floating rate loans are insulated from changes in value specifically due to changes in interest rates; however, the coupons they earn fluctuate based upon interest rates (again, typically one-month SOFR) and, in a declining and/or low interest rate environment, these loans will earn lower rates of interest and this will impact our operating performance. Fixed interest rate loans, however, do not have adjusting interest rates and the relative value of the fixed cash flows from these loans will decrease as prevailing interest rates rise or increase as prevailing interest rates fall, causing potentially significant changes in value. We may employ various hedging strategies to limit the effects of changes in interest rates (and in some cases credit spreads), including engaging in interest rate swaps, caps, collars, floors and other interest rate derivative products. We believe that no strategy can completely insulate us from the risks associated with interest rate changes and there is a risk that such strategies may provide no protection at all and potentially compound the impact of changes in interest rates. In addition, the use of derivative financial instruments such as futures, options, swaps and forward contracts may present significant risks, including the risk of loss of the amounts invested. These derivative financial instruments may be purchased on exchanges or may be individually negotiated and traded in over-the-counter markets.

Further, other risk management strategies may not be properly designed to hedge, manage or otherwise reduce our interest rate risks as intended, may not be properly implemented as designed, or otherwise not effectively offset the risks we have identified. Further, we may not have identified, or may not even be able to identify, all the material interest rate risks we are exposed to, and we also may choose not to hedge, in whole or in part, any of the interest rate risks that have been identified. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the instrument being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Hedging transactions also involve certain additional risks such as counterparty risk, leverage risk, the legal enforceability of hedging contracts, the early repayment of hedged transactions and the risk that unanticipated and significant changes in interest rates may cause a significant loss of basis in the contract and a change in current period expense. We cannot make assurances that we will be able to enter into hedging transactions or that such hedging transactions will adequately protect us against the foregoing risks.

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

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic or capital markets conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Furthermore, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or an unfavorable price.

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

In addition, inflation, rapid increases in interest rates, and other similar macroeconomic trends or factors can result in extreme volatility in the capital and credit markets, and economic disruptions have led and may in the future lead to a decline in the trading value of previously issued government securities with interest rates below current market interest rates, which may result in additional liquidity concerns for us and/or in the broader financial services industry.

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
We have utilized and may utilize in the future, non-recourse securitizations of certain of our portfolio investments to generate cash for funding new loans and investments and other purposes. These transactions generally involve creating a special-purpose entity, contributing a pool of our assets to the entity, and selling interests in the entity on a non-recourse basis to purchasers (whom we would expect to be willing to accept a lower interest rate to invest in investment-grade loan pools). We would expect to retain all or a portion of the equity and potentially other tranches in the securitized pool of loans or investments. In addition, we have retained in the past and may in the future retain a pari passu participation in the securitized pool of loans. Because of the interests we retain, in particular with respect to equity or similar subordinated tranches, actions taken by CTIMCO or any other entity that acts as special servicer may in the future conflict with our interests. See “–Risks Related to Our Lending and Investment Activities-Our investments in CMBS and CLOs and other similar structured finance investments, as well as those we structure, sponsor or arrange, pose additional risks, including the risks of the securitization process and the risk that the special servicer, CTIMCO, a subsidiary of Blackstone, may take actions that could adversely affect our interests.”

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

We may be subject to losses arising from current and future guarantees of debt and contingent obligations of our subsidiaries, joint ventures or co-investments.
We currently guarantee certain obligations of our subsidiaries under various arrangements that provide for significant aggregate borrowings, and we may in the future guarantee the performance of additional subsidiaries’ obligations, including, but not limited to, additional repurchase agreements, derivative agreements and unsecured indebtedness. We also currently guarantee certain indebtedness incurred by our joint venture with Walker & Dunlop Inc. and our Net Lease Joint Venture and in the future may agree to guarantee other indebtedness or other obligations incurred by other joint venture or co-investment partners. Such guarantees may be on a joint and several basis with our joint ventures or co-investments, in which case we may be liable in the event such partner defaults on its guarantee obligation. The non-performance of such obligations may cause losses to us in excess of the capital we initially may have invested or committed under such obligations and there is no assurance that we will have sufficient capital to cover any such losses.

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
As of December 31, 2024, we were party to outstanding derivative agreements with an aggregate notional value of $2.1 billion. We are subject to credit risk with respect to the counterparties to derivative contracts (whether a clearing corporation in the case of exchange-traded instruments or another third party in the case of OTC instruments). If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a dissolution, assignment for the benefit of creditors, liquidation, winding-up, bankruptcy, or other analogous proceeding. In addition, if a counterparty fails or refuses to meet their obligations under a derivative contract, then our efforts to mitigate risks may be ineffective, which may adversely affect our financial condition. In the event of the insolvency of a counterparty to a derivative transaction, the derivative transaction would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative transaction and its claim is unsecured, we will be treated as a general creditor of such counterparty, and will not have any claim with respect to the underlying security. We may obtain only a limited recovery or may obtain no recovery in such circumstances. In addition, the business failure of a counterparty with whom we enter into a hedging transaction will most likely result in its default, which may result in the loss of potential future value and the loss of our hedge and force us to cover our commitments, if any, at the then current market price.

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
Our success depends to a significant extent upon the efforts, experience, diligence, skill, and network of business contacts of the officers and key personnel of our Manager and its affiliates, as well as the persons and firms our Manager retains to provide services on our behalf. Our Manager is managed by senior professionals of Blackstone. These individuals oversee the evaluation, negotiation, execution and monitoring of our loans and other investments and financings, and the maintenance of our qualification as a REIT and exclusion from regulation under the Investment Company Act; therefore, our success depends on their skills and management expertise and continued service with our Manager and its affiliates. Furthermore, there is significant competition among financial sponsors, investment banks and other real estate debt investors for hiring and retaining qualified investment professionals and there can be no assurance that such professionals will continue to be associated with us, our Manager or its affiliates or that any replacements will perform well.
There is no guarantee that any non-competition and non-solicitation agreements to which senior professionals of Blackstone are subject, together with Blackstone’s other arrangements with them, will prevent them from leaving, joining our competitors or otherwise competing with us. In addition, there is no assurance that such agreements will be enforceable in all cases, particularly as states enact legislation aimed at effectively prohibiting non-competition agreements. For example, the U.S. Federal Trade Commission approved a rule in 2024 that generally prohibits post‐employment non‐competition provisions in agreements between employers and their employees. While this rule is currently unenforceable due to ongoing litigation, we cannot predict with certainty whether such rules will ultimately be overturned or if a court will enforce any particular non‐competition agreement to which Blackstone’s senior managing directors or other key personnel who provide services to us are subject if challenged. Further, legislation that would prohibit post‐employment non‐competition agreements except in limited circumstances has been introduced in New York.

In addition, we can offer no assurance that our Manager will remain our investment manager or that we will continue to have access to our Manager’s officers and key personnel. The current term of the Management Agreement extends to December 19, 2025, and may be renewed for additional one-year terms thereafter; provided, however, that our Manager may terminate the Management Agreement annually upon 180 days’ prior notice. If the Management Agreement is terminated and no suitable replacement is found to manage us, we may not be able to achieve our investment objectives. Furthermore, we may incur certain costs in connection with a termination of the Management Agreement.
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
Our Manager is authorized to follow very broad investment guidelines that provide it with broad discretion over investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our loan and investment portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and investments or our financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors rely primarily on information provided to them by our Manager or its affiliates. Subject to maintaining our REIT qualification and our exclusion from regulation under the Investment Company Act, our Manager has significant latitude within the broad investment guidelines in determining the types of loans and investments it makes for us, and how such loans and investments are financed or hedged, which could result in investment returns that are substantially below expectations or that result in losses, which could adversely affect our results of operations and financial condition.

Our Manager’s fee structure may not create proper incentives or may induce our Manager and its affiliates to cause us to make certain loans or investments, including speculative investments, which increase the risk of our loan and investment portfolio.
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

Our Manager also has the ability to earn incentive fees each quarter based on our earnings, which may create an incentive for our Manager to cause us to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled.

In addition, we are required to reimburse our Manager or its affiliates for documented costs and expenses incurred by it and its affiliates on our behalf, except those specifically required to be borne by our Manager under our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business may not be successful and our results of operations could be adversely affected.

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
We are subject to conflicts of interest arising out of our relationship with Blackstone, including our Manager and its affiliates. Two Blackstone employees serve on our board of directors: Timothy Johnson, the chairperson of our board of directors and Global Head of BREDS, and Katharine A. Keenan, our chief executive officer and Global Co-Chief Investment Officer of BREDS. In addition, one of our other directors, Michael B. Nash, served for periods of time prior to his retirement from Blackstone in 2023 as chair of BREDS and as the executive chairman of our board of directors. Our chief financial officer and each of our other officers are also employees of Blackstone and/or one or more of its affiliates. We are managed by our Manager, a subsidiary of Blackstone. If any matter arises that Blackstone determines in its good faith judgment constitutes an actual and material conflict of interest, Blackstone and relevant affiliates will take the actions they determine appropriate to mitigate the conflict and to act in accordance with our Management Agreement. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, Blackstone and their respective affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest in a way that is favorable to us. Some examples of conflicts of interest that may arise by virtue of our relationship with our Manager and Blackstone include:

•Broad and Wide-Ranging Activities. Our Manager, Blackstone and their respective affiliates engage in a broad spectrum of activities, including a broad range of activities relating to investments in the real estate industry, and have invested or committed billions of dollars in capital through various investment funds, vehicles, REITs, BDCs, accounts, products and/or other similar arrangements sponsored, advised, and/or managed by Blackstone or its affiliates, whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, co-investment vehicles, other entities formed in connection with Blackstone or its affiliates side-by-side or additional general partner investments with respect thereto, and portfolio companies), which we refer to as the Blackstone Vehicles. In the ordinary course of their business activities, our Manager, Blackstone and their respective affiliates may engage in activities where the interests of certain divisions of Blackstone and its affiliates, including our Manager, or the interests of their clients may conflict with the interests of our stockholders. Certain of these affiliates or divisions have or may have an investment strategy similar to our investment strategy and therefore will likely compete with us. In particular, BREDS invests in a broad range of real estate-related debt investments via numerous different investment funds, managed accounts and other vehicles.
•Blackstone’s Policies and Procedures. Specified policies and procedures implemented by Blackstone and its affiliates, including our Manager, to mitigate potential conflicts of interest and address certain regulatory requirements and contractual restrictions may reduce the advantages across Blackstone’s and its affiliates’ various businesses that Blackstone expects to draw on for purposes of pursuing attractive investment opportunities. Because Blackstone has many different businesses, including Blackstone Capital Markets, which Blackstone investment teams and portfolio companies may engage to advise on and to execute debt and equity financings, Blackstone is subject to a number of actual and potential conflicts of interest, greater regulatory oversight and more legal and contractual restrictions than it would otherwise be subject to if it had just one line of business. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Blackstone has implemented certain policies and procedures (e.g., information walls) that may reduce the benefits that Blackstone could otherwise expect to utilize for our Manager for purposes of identifying and managing our investments. For example, Blackstone may come into possession of material nonpublic information with respect to companies that are clients of Blackstone or its affiliates, in which we may be considering making an investment. As a consequence, that information, which could be of benefit to us, might become restricted to those other businesses and otherwise be unavailable to our Manager or us, and could also restrict our Manager’s or our activities. Additionally, the terms of confidentiality or other agreements with or related to companies in which any investment vehicle of Blackstone has or has considered making an investment or which is otherwise a client of Blackstone and its affiliates may restrict or otherwise limit the ability of Blackstone or its affiliates, including our Manager, or us to engage in businesses or activities competitive with such companies.

•Allocation of Investment Opportunities. Certain inherent conflicts of interest arise from the fact that Blackstone and its affiliates, including our Manager, provide investment management and other services both to us and to other persons or entities, whether or not the investment objectives or guidelines of any such other person or entity are similar to ours, including, without limitation, the sponsoring, closing and/or managing of any Blackstone Vehicles. The respective investment guidelines and programs of our business and certain of the Blackstone Vehicles overlap, in whole or in part, and where there is any such overlap, investment opportunities will be allocated between us and the Blackstone Vehicles in a manner that may result in fewer investment opportunities being allocated to us than would have otherwise been the case in the absence of such Blackstone Vehicles. In particular, while our primary investment strategies differ from those of Blackstone’s latest flagship real estate debt fund and potential successor funds, related separately managed accounts and certain other Blackstone Vehicles that may employ real estate debt strategies, or, collectively, BREDS Debt Funds, and Blackstone Real Estate Income Trust, or BREIT, a significant portion of the capital of BREDS Debt Funds and BREIT (and/or other Blackstone Vehicles) may nonetheless be invested in investments that would also be appropriate for us. The allocation methodology applied between us and one or more of the Blackstone Vehicles may result in us not participating (and/or not participating to the same extent) in certain investment opportunities in which we would have otherwise participated (and/or participated to a different extent) had the related allocations been determined without regard to such guidelines and/or based only on the circumstances of those particular investments. Our Manager, Blackstone or their respective affiliates may also give advice to Blackstone Vehicles that may differ from advice given to us even though their investment objectives may be the same or similar to ours.

As a result, we will from time to time invest in real estate-related debt investments alongside certain Blackstone Vehicles that include a focus on real estate-related debt investments. To the extent any Blackstone Vehicles have investment objectives or guidelines that overlap with ours, in whole or in part, investment opportunities that fall within such common objectives or guidelines will generally be allocated among one or more of us and such other Blackstone Vehicles on a basis that our Manager and applicable Blackstone affiliates determine to be fair and reasonable in their sole discretion, subject to (i) any applicable investment objectives, parameters, limitations and other contractual provisions applicable to us and such other Blackstone Vehicles, (ii) us and such other Blackstone Vehicles having available capital with respect thereto, and (iii) legal, tax, accounting, regulatory and other considerations deemed relevant by our Manager and its affiliates (including, without limitation, the relative risk-return profile of such investment and instrument type, the specific nature and terms of the investment, size and type of the investment, readily available financing, relative investment strategies and primary investment mandates, portfolio diversification concerns, the investment focus, guidelines, limitations, and strategy of each applicable Blackstone Vehicle, co-investment arrangements, the different liquidity positions and requirements in each applicable Blackstone Vehicle, underwritten leverage levels of a loan, portfolio concentration considerations (including, but not limited to, (A) allocations necessary for us or the Blackstone Vehicles to maintain a particular concentration in a certain type of investment and (B) whether we or a particular Blackstone Vehicle already have the desired exposure to the investment, sector, industry, geographic region or markets in question), contractual obligations, other anticipated uses of capital, the source of the investment opportunity, credit ratings, the ability of a Blackstone Vehicle to employ leverage, hedging, derivatives, syndication strategies or other similar strategies in connection with acquiring, holding or disposing of the particular investment opportunity, and any requirements or other terms of any existing leverage facilities, geographic focus, remaining investment period, the credit/default profile of an issuer, the extent of involvement of the respective teams of investment professionals dedicated to us and other Blackstone Vehicles, the likelihood/immediacy of foreclosure or conversion to an equity or control opportunity, and other considerations deemed relevant in good faith in their sole discretion). There is no assurance that any conflicts will be resolved in our favor.

•Investments in Different Levels or Classes of an Issuer’s Securities. We and the Blackstone Vehicles have made and in the future will likely make investments at different levels of an issuer’s or borrower’s capital structure (e.g., an investment by a Blackstone Vehicle in an equity, debt or mezzanine interest with respect to the same borrower in which we invest at a different level or vice versa) or otherwise in different classes of the same issuer’s securities. We may make investments that are senior or junior to, or have rights and interests different from or adverse to, the investments made by the Blackstone Vehicles (and in certain circumstances our Manager will be unaware of another Blackstone Vehicle’s participation, as a result of information walls or otherwise). Such investments may conflict with the interests of such Blackstone Vehicles in related investments, and the potential for any such conflicts of interests may be heightened in the event of a default or restructuring of any such investments. Actions may be taken for the Blackstone Vehicles that are adverse to us, including with respect to the timing and manner of sale and actions taken in circumstances of financial distress. In addition, in connection with such investments, Blackstone will generally seek to implement certain procedures to mitigate conflicts of interest which typically involve us maintaining a non-controlling interest in any such investment and a forbearance of rights, including certain non-economic rights, relating to the Blackstone Vehicles, such as where Blackstone may cause us to decline to exercise certain control- and/or foreclosure-related rights with respect to a borrower (including following the vote of other third-party lenders generally or otherwise recusing ourselves with respect to decisions), including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities, subject to certain limitations. If we recuse ourselves or are contractually prohibited from decision-making as described above, we will generally rely upon a third-party lender to make the decisions, and the third-party lender could have conflicts or otherwise make decisions that we would not have made. It is expected that our participation in connection with any such investments and transactions will be negotiated by third parties on market terms and prices. Our Management Agreement requires our Manager to keep our board of directors reasonably informed on a periodic basis in connection with the foregoing, including with respect to transactions that involve investments at different levels of an issuer’s or borrower’s capital structure, as to which our Manager has agreed to provide our board of directors with quarterly updates. We hold investments in which Blackstone Vehicles have interests in the collateral securing or backing such investments or in other parts of the capital structure of such investments. While Blackstone will seek to resolve any conflicts in a fair and equitable manner with respect to conflicts resolution among the Blackstone Vehicles generally, such transactions are not required to be presented to our board of directors for approval, and there can be no assurance that any conflicts will be resolved in our favor.

•Assignment and Sharing or Limitation of Rights. We have invested and in the future will likely invest alongside other Blackstone Vehicles and in connection therewith have and expect to, for legal, tax, regulatory or other reasons which may be unrelated to us, share with or assign to such other Blackstone Vehicles certain of our rights, in whole or in part, or to limit our rights, including certain control- and/or foreclosure-related rights with respect to such shared investments and/or otherwise agree to implement certain procedures to mitigate conflicts of interest which typically involve maintaining a non-controlling interest in any such investment and a forbearance of our rights, including certain non-economic rights (including following the vote of other third-party lenders generally or otherwise being recused with respect to certain decisions, including with respect to both normal course ongoing matters (such as consent rights with respect to loan modifications in intercreditor agreements) and also defaults, foreclosures, workouts, restructurings and/or exit opportunities), subject to certain limitations. While it is expected that our participation in connection with any such investments and transactions would be negotiated by third parties on market terms, such investments and transactions will give rise to potential or actual conflicts of interest. We cannot make assurances that any such conflict will be resolved in our favor. To the extent we hold an interest in a loan or security that is different (including with respect to relative seniority) than those held by other Blackstone Vehicles (and vice versa), our Manager and its affiliates may be presented and/or may have limited or no rights with respect to decisions when our respective interests are in conflict. Such sharing or assignment of rights could make it more difficult for us to protect our interests and could give rise to a conflict (which may be exacerbated in the case of financial distress) and could result in another Blackstone Vehicle exercising such rights in a way that is adverse to us.

•Providing Debt Financings in connection with Assets Owned by Other Blackstone Vehicles. We have provided, and in the future are likely to provide financing (i) as part of the bid or acquisition by a third party to acquire interests in (or otherwise make an investment in the underlying assets of) a portfolio company or borrower owned by one or more Blackstone Vehicles or their affiliates of assets or interests (and/or portfolios thereof) owned by a third party, (ii) with respect to one or more portfolio companies or borrowers in connection with a proposed acquisition or investment by one or more Blackstone Vehicles or affiliates relating to such portfolio companies or borrowers and/or their underlying assets and/or (iii) in other transactions or in the ordinary course, with respect to portfolio companies or borrowers in which other Blackstone Vehicles and/or affiliates currently hold or propose to acquire an interest. This may include making commitments to provide financing at, prior to or around the time that any such purchaser commits to or makes such investments. While the terms and conditions of any such debt commitments and related arrangements will generally be consistent with market terms, the involvement of us and/or such other Blackstone Vehicles or affiliates in such transactions may impact the market terms. For example, in the case of a loan extended to a Blackstone portfolio company by a financing syndicate in which we have agreed to participate on terms negotiated by a third-party participant in the syndicate, it may have been necessary for the Blackstone portfolio company to offer better or worse terms to lenders to fully subscribe the syndicate than if we had not participated. In addition, any such transactions or arrangements may otherwise influence Blackstone’s decisions with respect to the management of us and/or such other Blackstone Vehicles and/or the relevant Blackstone portfolio company, which will give rise to potential or actual conflicts of interests and which may adversely impact us.

•Obtaining Financing from Other Blackstone Vehicles. We may from time to time obtain financing from other Blackstone Vehicles. We and/or Blackstone may face conflicts of interest in connection with any borrowings or disputes related to such financing agreement(s) which may adversely impact us.

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

•Variation in Financial and Other Benefits. A conflict of interest arises where the financial or other benefits available to our Manager or its affiliates differ among the Blackstone Vehicles that they manage. Where the amount or structure of our Manager’s or its affiliates’ base management fee, incentive fee and/or other compensation differs among different Blackstone Vehicles (such as where certain funds or accounts pay higher base management fees, incentive fees, performance-based management fees or other fees), our Manager might be motivated to help certain Blackstone Vehicles over us. Similarly, the desire to maintain assets under management or to enhance our Manager’s performance record or to derive other rewards, financial or otherwise, could influence our Manager in affording preferential treatment to those Blackstone Vehicles that could most significantly benefit our Manager or its affiliates. Our Manager may, for example, have an incentive to allocate favorable or limited opportunity investments or structure the timing of investments to favor such other Blackstone Vehicles over us. Additionally, our Manager might be motivated to favor other Blackstone Vehicles in which it has an ownership interest or in which Blackstone and/or its affiliates have ownership interests. Conversely, if an investment professional at our Manager or its affiliates does not personally hold an investment in us but holds investments in other Blackstone Vehicles, such investment professional’s conflicts of interest with respect to us may be more acute.

•Underwriting, Advisory and Other Relationships. As part of its regular business, Blackstone provides a broad range of underwriting, investment banking, placement agent services and other services. In connection with selling investments by way of a public offering, a Blackstone broker-dealer has acted and may in the future act as the managing underwriter or a member of the underwriting syndicate on a firm commitment basis and has purchased and may in the future purchase securities from us on that basis. Blackstone may retain any commissions, remuneration, or other profits and receive compensation from such underwriting activities, which have the potential to create conflicts of interest. Blackstone may also participate in underwriting syndicates from time to time with respect to us or portfolio companies of Blackstone Vehicles, or may otherwise be involved in the private placement of debt or equity securities issued by us or such portfolio companies, or otherwise in arranging financings with respect thereto or advising on such transactions. Subject to applicable law, Blackstone may receive underwriting fees, placement commissions, or other compensation with respect to such activities, which will not be shared with us or our stockholders. Where Blackstone serves as underwriter with respect to the securities of a portfolio company/entity, we or the applicable Blackstone Vehicle holding such securities may be subject to a “lock-up” period following the offering under applicable regulations during which time our ability to sell any securities that we continue to hold is restricted. This may prejudice our ability to dispose of such securities at an opportune time.

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

•Service Providers. Certain of our service providers or their affiliates (including accountants, administrators, lenders, brokers, attorneys, consultants, title agents, loan servicing and administration providers, property managers, insurance providers, escrow agents and investment banking or commercial banking firms) also provide goods or services to or have business, personal or other relationships with Blackstone. For example, in some cases, Blackstone holds equity or other investments in companies or businesses that may provide products or services to or otherwise contract with us or other Blackstone Vehicles. In connection with any such investment, Blackstone or other Blackstone Vehicles (or their respective portfolio companies) may make referrals or introductions to other portfolio companies in an effort, in part, to increase the customer base of such companies or businesses, and therefore the value of the investment, or because such referrals or introductions may result in financial incentives (including additional equity ownership) and/or milestones benefitting the referring or introducing party that are tied or related to participation by portfolio companies. Furthermore, such introductions or referrals may involve the transfer of certain personnel or employees among us, Blackstone and other Blackstone Vehicles which may result in a termination fee or similar payments being due and payable from one such entity to another. We generally will not share in any fees, economics or equity accruing to Blackstone or other Blackstone Vehicles as a result of these relationships. In addition, we have entered and may in the future enter into agreements regarding group procurement (such as a group purchasing organization), benefits management, purchase of title and/or other insurance policies (which will from time to time be pooled and discounted due to scale) from a third party or a Blackstone affiliate, and other similar operational, administrative, or management related initiatives that result in commissions, discounts or similar payments to Blackstone or its affiliates (including personnel), including related to a portion of the savings achieved. Such service providers may be sources of investment opportunities or co-investors or commercial counterparties. Such relationships may influence our Manager in deciding whether to select such service provider. In certain circumstances, service providers or their affiliates may charge different rates (including below-market rates or at no cost) or have different arrangements for services provided to Blackstone or its affiliates as compared to services provided to us, which in certain circumstances may result in more favorable rates or arrangements than those payable by us.
We, including through joint ventures, have engaged and in the future will engage certain portfolio companies owned by Blackstone Vehicles and other Blackstone affiliates, to provide services, including but not limited to management services, operational services, corporate support services, transaction support services, title agent services, escrow agent services, property insurance, account management, cash management, data management, environmental due diligence support and engineering assessments, information technology/systems support, reporting, legal, tax, and treasury, internal audit, loan servicing and administration services, assistance with reporting packages, operational services, portfolio analytics, underwriting, due diligence, surveillance monitoring, maturity and disposition tracking, site inspections, quality assurance reviews, capital markets and other services.

In addition, a subsidiary of Blackstone acts as special servicer in connection with our CLO transactions, and in its capacity as special servicer, may be required to enforce obligations or undertake certain other actions that may conflict with our interests. In addition, in instances where multiple Blackstone businesses may be exploring a potential individual investment, certain of these service providers may choose to be engaged by other Blackstone affiliates rather than us.

For more information regarding the portfolio companies owned by Blackstone Vehicles and other Blackstone affiliates we currently engage, see Note 21 to our consolidated financial statements as well as the corresponding Note in any future filings including unconsolidated financial statements we make with the SEC and the information required to be disclosed pursuant to Item 13. “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement with respect to our 2025 annual meeting of shareholders, which is incorporated by reference into this Annual Report on Form 10-K for more details.

In addition, certain advisors and service providers (including law firms) may temporarily provide their personnel to Blackstone, us or other Blackstone Vehicles or their portfolio companies pursuant to various arrangements including at cost or at no cost. In certain circumstances, we may also have significant control in selecting individuals or dedicated teams at such advisors and service providers and in determining their compensation. While often we and such other Blackstone Vehicles and their portfolio companies are the beneficiaries of these types of arrangements, Blackstone is from time to time a beneficiary of these arrangements as well, including in circumstances where the advisor or service provider also provides services to us in the ordinary course. Such personnel may provide services in respect of multiple matters, including in respect of matters related to Blackstone, its affiliates and/or portfolio companies and any costs of such personnel may be allocated accordingly.

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

•Possible Future Activities. Our Manager and its affiliates may expand the range of services that they provide over time. Except as and to the extent expressly provided in our Management Agreement, our Manager and its affiliates will not be restricted in the scope of its business or in the performance of any such services (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Our Manager, Blackstone and their respective affiliates continue to develop relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with clients who may hold or may have held investments similar to those intended to be made by us. These clients may themselves represent appropriate investment opportunities for us or may compete with us for investment opportunities.

•Transactions with Blackstone Vehicles. From time to time, we may enter into purchase and sale transactions with Blackstone Vehicles, including with respect to investments made by us in another Blackstone Vehicle. Such transactions will be conducted in accordance with, and subject to, the terms and conditions of the Management Agreement (including the requirement that sales to or acquisitions of investments from Blackstone, any Blackstone Vehicle or any of their affiliates be approved in advance by a majority of our independent directors) and our code of business conduct and ethics and applicable laws and regulations. While our Manager will seek to engage in a marketed process, or otherwise benchmark the price and terms of any such transaction, there can be no assurance that any assets sold by us to or investment made by us in another Blackstone Vehicle will not be valued or allocated a price that is lower than might otherwise have been the case if such asset or investment was acquired by a third party rather than another Blackstone Vehicle.

•Loan Refinancings. We have in the past and in the future may from time to time participate in investments relating to the refinancing of loans held by Blackstone Vehicles. In addition, Blackstone Vehicles, may participate in investments relating to the refinancing of loans held by us. While it is expected that any such participation by another Blackstone Vehicle or us in connection with refinancing transactions will be at arms’ length and on market/contract terms, such transactions may give rise to potential or actual conflicts of interest and there can be no assurance that such financing will not be valued or allocated a price that is lower than might otherwise have been the case if such financing was provided by a third party rather than another Blackstone Vehicle or us (or that the pricing and terms of any financing provided by another Blackstone Vehicle or us will be as favorable as those provided by third parties).

•Other Affiliate Transactions. We have in the past and in the future may acquire debt issued by a borrower in which a separate equity or another debt investment has been made by Blackstone Vehicles. In connection with investments in which we participate alongside other Blackstone Vehicles, we may from time to time share certain rights with such other Blackstone Vehicles relating to such investments for legal, tax, regulatory or other similar reasons, including, in certain instances, certain control-related rights with respect to jointly-held investments. When making any such investments, there may be conflicting interests. There can be no assurance that the return on our investment will be equivalent to or better than the returns obtained by Blackstone or its other affiliates.

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

Our Manager is authorized to follow broad investment guidelines that have been approved by our board of directors. Those investment guidelines, as well as our financing strategy or hedging policies with respect to investments, originations, acquisitions, growth, operations, indebtedness, capitalization and dividends, have been in the past and may in the future be changed at any time without notice to, or the consent of, our stockholders. This could result in an investment portfolio with a different risk profile. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this report. These changes could adversely affect our results of operations and financial condition.

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

Various laws and regulations currently exist that restrict the investment activities of banks and certain other financial institutions but do not apply to us, which we believe creates opportunities for us to participate in certain investments that are not available to these more regulated institutions. However, in 2018, President Trump signed into law a bill easing the regulation and oversight of certain banks under the Dodd-Frank Act. Efforts by the current administration or future administrations could have further impacts on our industry if previously enacted laws are amended or if new legislative or regulatory reforms are adopted. In addition, the recent change in administration has led and will continue to lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. Such changes, which would also occur in connection with any future change in administration, create uncertainty with respect to such agencies’ ongoing policy priorities and could lead to increased regulatory enforcement activity in the financial services industry. Any changes or reforms may impose additional costs on our current or future investments, require the attention of senior management or result in other limitations on our business or investments. We are unable to predict at this time the likelihood or effect of any such changes or reforms.

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

The Dodd-Frank Act also reformed the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Under the final credit risk retention rules issued in October 2014 by five federal banking and housing agencies and the SEC, which have since become effective with respect to all asset classes, sponsors of asset-backed securities are generally required to retain at least 5% of the credit risk relating to the assets that underlie such asset-backed securities. These rules could restrict credit availability and could negatively affect the terms and availability of credit to fund our investments. See “–Risks Related to Our Financing and Hedging–We have utilized and may utilize in the future non-recourse securitizations to finance our loans and investments, which may expose us to risks that could result in losses.” While the full impact of the Dodd-Frank Act cannot be fully assessed, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, which may, in turn, have an adverse effect on our business.

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
Changes in U.S. federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and focus on the financial services industry or the tax rates paid by corporate entities. We cannot predict the ultimate impact of the foregoing on us, our business and investments, or the real estate industry generally, and any prolonged uncertainty could also have an adverse impact on us and our investment objectives. Future changes may adversely affect our operating environment and therefore our business, operating costs, financial condition and results of operations. Further, an extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions, or raise the debt ceiling, and other budgetary decisions limiting or delaying deferral government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

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

Our operations are highly dependent on our information systems and technology, and we rely heavily on our and Blackstone’s financial, accounting, treasury, communications and other data processing systems. Such systems may fail to operate properly or become disabled as a result of tampering or a breach of the network security systems or otherwise. In addition, such systems are from time to time subject to cyberattacks which are continually evolving and may increase in sophistication and frequency in the future. Attacks on Blackstone and its affiliates and their portfolio companies’ and service providers’ systems could involve, and in some instances have in the past involved, attempts that are intended to obtain unauthorized access to our proprietary information or personal identifying information of our stockholders, destroy data or disable, degrade or sabotage our systems, or divert or otherwise steal funds, including through the introduction of “phishing” attempts and other forms of social engineering, ransomware attacks, cyber extortion, computer viruses and other malicious code.

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

Cybersecurity has become a top priority for regulators around the world and rapidly developing and changing privacy, data protection and cybersecurity laws and regulations could further increase compliance costs and subject us to enforcement risks and reputational damage. The SEC recently adopted amendments to its rules that relate to cybersecurity risk management, strategy, governance, and incident reporting for entities that are subject to Exchange Act reporting requirements (such as BXMT), and many jurisdictions in which we and Blackstone operate have, or are considering adopting, laws and regulations relating to data privacy, cybersecurity and protection of personal information, including, as examples the General Data Protection Regulation in the European Union that went into effect in May 2018 and the California Consumer Privacy Act that went into effect on January 1, 2020 and was amended by the California Privacy Rights Act, which became effective on January 1, 2023. Virginia, Colorado, Utah and Connecticut recently enacted similar data privacy legislation that went into effect in 2023, and Connecticut, Indiana, Montana, Oregon, Tennessee, and Texas have enacted laws that will go into effect at varying times through 2026. In addition, the SEC finalized a rule change in July 2023, to require public companies to report material cybersecurity incident(s), including detail around such incident’s material impact, on Form 8-K and mandate disclosure of cybersecurity risk management, strategy, and governance. In light of the focus of federal regulators on cybersecurity, SEC enforcement activity, including by the SEC’s Office of Compliance Inspections and Examinations in its examination programs, has increased in recent years and may increase further. Some jurisdictions have also enacted or proposed laws requiring companies to notify individuals and government agencies of data security breaches involving certain types of personal data. Although Blackstone maintains cybersecurity controls designed to prevent cyber incidents from occurring, no security is impenetrable to cyberattacks. It is possible that current and future cyber enforcement activity will target practices that we believe are compliant, but the SEC deems otherwise.

While we have taken various measures and made significant efforts and investment to ensure that our policies, processes and systems are both robust and compliant with these obligations, our potential liability remains a concern, particularly given the continued and rapid development of privacy laws and regulations around the world, the lack of harmonization of such laws and regulations, and increased criminal and civil enforcement actions and private litigation. There can be no assurance that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Any inability, or perceived inability, by us to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of borrower, lender and investor confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase and become a significant compliance workstream.

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

In order to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities cannot include more than 10% of the outstanding voting securities of any one issuer or 10% of the total value of the outstanding securities (other than securities that qualify for the straight debt safe harbor) of any one issuer unless we and such issuer jointly elect for such issuer to be treated as a “taxable REIT subsidiary”, or TRS, under the Internal Revenue Code. Debt will generally meet the “straight debt” safe harbor if the debt is a written unconditional promise to pay on demand or on a specified date a certain sum of money, the debt is not convertible, directly or indirectly, into stock, and the interest rate and the interest payment dates of the debt are not contingent on the profits, the borrower’s discretion or similar factors. The total value of all of our investments in TRSs cannot exceed 20% of the value of our total assets. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer other than a TRS. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate assets from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We may choose to make distributions in our own stock, in which case stockholders may be required to pay income taxes without receiving any cash distributions.

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

Under current law, for taxable years beginning before January 1, 2026, REIT dividends (other than capital gain dividends and qualified dividends) received by non-corporate taxpayers may be eligible for a 20% deduction, which if allowed in full equates to a maximum effective U.S. federal income tax rate on ordinary REIT dividends of 29.6%. Prospective investors should consult their own tax advisors regarding the effect of this rule on their effective tax rate with respect to REIT dividends.

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

Both the new administration and certain members of the U.S. Congress have stated that one of their top legislative priorities is significant reform of the Internal Revenue Code and other federal tax laws. Among other things, the new administration and the U.S. Congress may pursue tax policies seeking to alter the income tax rates and brackets applicable to individuals and corporations, exempt certain types of income from taxation, eliminate clean energy subsidies enacted by the Inflation Reduction Act of 2022, provide tax incentives for domestic production and impose significant new tariffs on foreign goods. Both the timing and the details of any such tax reform are unclear. The impact of any potential tax reform on us, our investments and holders of our Class A common stock is uncertain and could be adverse.

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
•short-selling pressure with respect to shares of our class A common stock or REITs generally; and
•uncertainty surrounding, U.S. governmental policy and/or legislative changes and regulatory reform, the strength of the U.S. economy and other U.S. and international political and economic affairs.
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

Advance Notice Bylaw. Our bylaws contain advance notice procedures for the introduction by a stockholder of new business and the nomination of directors by a stockholder. These provisions could, in certain circumstances, discourage proxy contests and make it more difficult for stockholders to elect stockholder-nominated directors and to propose and, consequently, approve stockholder proposals opposed by management.

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

We have not established a minimum distribution payment level and we cannot assure stockholders of our ability to pay dividends in the future.
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
The issuance of additional shares of our class A common stock, including in connection with the conversion of our outstanding 5.50% Convertible Senior Notes due 2027, through our existing “at the market” offerings for our class A common stock or in connection with other future issuances of our class A common stock or shares of preferred stock or securities convertible or exchangeable into equity securities, may dilute the ownership interest of our existing holders of our class A common stock. As of December 31, 2024, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our existing “at the market” offerings. If we issue equity or debt securities which rank senior to our class A common stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our class A common stock and may result in dilution to owners of our class A common stock. We and, indirectly, our stockholders will bear the cost of issuing and servicing such securities. Because our decision to issue additional equity or debt securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future sales of our class A common stock, or the availability of shares for future sales, on the market price of our class A common stock. Sales of substantial amounts of class A common stock or the perception that such sales could occur may adversely affect the prevailing market price for the shares of our class A common stock. Therefore holders of our class A common stock will bear the risk of our future issuances reducing the market price of our class A common stock and diluting the value of their stock holdings in us.

General Risk Factors

We invest in derivative instruments, which would subject us to increased risk of loss.
Subject to maintaining our qualification as a REIT, we have and may invest in derivative instruments. A derivative instrument, especially one of a large notional size or referencing a less common underlying rate, index, instrument or asset, may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. The prices of derivative instruments, which commonly include swaps, futures, forwards and options, may be highly volatile and such instruments may subject us to significant losses. The value of such derivatives also depends upon the price of the underlying instrument or asset or the level of the reference market rate or index. Derivative instruments also are subject to the risk of non-performance by the relevant counterparty. In addition, actual or implied daily limits on price fluctuations and position limits on the exchanges or over-the-counter, or OTC, markets in which we may conduct our transactions in derivative instruments may prevent prompt liquidation of positions, subjecting us to the potential of greater losses. Derivative instruments that may be purchased or sold by us may include instruments that are purchased or sold OTC as bilateral transactions and not traded on an exchange. The risk of nonperformance by the obligor on such an OTC derivative instrument may be greater and the ease with which we can dispose of or enter into closing transactions with respect to such an instrument may be less than in the case of an exchange-traded instrument. In addition, significant disparities may exist between “bid” and “ask” prices for OTC derivative instruments. Such OTC derivatives are also subject to types and levels of investor protections or governmental regulation that may differ from exchange traded instruments.

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
Blackstone maintains a comprehensive cybersecurity program, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by us, from anticipated threats or hazards. Blackstone utilizes a variety of protective measures as a part of its cybersecurity program. These measures include, where appropriate, physical and digital access controls, patch management, identity verification and mobile device management software, new hire and annual employee cybersecurity awareness and best practices training programs, security baselines and tools to report anomalous activity, and monitoring of data usage, hardware and software.
Blackstone tests its cybersecurity defenses regularly through automated and manual vulnerability scanning, to identify and remediate critical vulnerabilities. In addition, it conducts annual “white hat” penetration tests to validate its security posture. Blackstone examines its cybersecurity program every two to three years with third parties, evaluating its effectiveness in part by considering industry standards and established frameworks, such as the National Institute of Standards and Technology and Center for Internet Security, as guidelines. Further, Blackstone engages in cybersecurity incident tabletop exercises and scenario planning exercises involving hypothetical cybersecurity incidents to test its cybersecurity incident response processes. Blackstone’s Chief Security Officer, or CSO, and members of Blackstone’s senior management, Legal and Compliance, Technology and Innovations, or BXTI, and Global Corporate Affairs participate in these exercises. Learnings from these tabletop exercises and any cybersecurity events Blackstone experiences are reviewed, discussed, and incorporated into its incident response processes, as appropriate.
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
Blackstone maintains a formal cybersecurity risk management process and cybersecurity risk register, designed to identify, track and treat cybersecurity risks at the firm, and integrates these processes into the firm’s overall risk management practices described above. Blackstone’s CSO periodically discusses and reviews cybersecurity risks and related mitigants with its enterprise risk committee and incorporates relevant cybersecurity risk updates and metrics in the semi-annual enterprise-wide risk management report.
Blackstone has a process designed to assess the cybersecurity risks associated with the engagement of third-party vendors, including those of companies externally managed by Blackstone. This assessment is conducted on the basis of, among other factors, the types of services provided and the extent and type of Blackstone data accessed or processed by a third-party vendor. On the basis of its preliminary risk assessment of a third-party vendor, Blackstone may conduct further cybersecurity reviews or request remediation of, or contractual protections related to, any actual or potential identified cybersecurity risks. In addition, where appropriate, Blackstone seeks to include in its contractual arrangements with certain of its third-party vendors provisions addressing its requirements and industry best practices with respect to data and cybersecurity, as well as the right to assess, monitor, audit and test such vendors’ cybersecurity programs and practices. Blackstone also utilizes a number of digital controls, which are reviewed at least annually, to monitor and manage third-party access to its internal systems and data. For a discussion of how risks from cybersecurity threats affect our business, and our reliance on Blackstone in managing these risks, see “Part 1. Item 1A. Risk Factors – Risks Related to Our Company – Cybersecurity risks and data protection could result in the loss of data, interruptions in our business, damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations” in this Annual Report on Form 10-K.
Cybersecurity Governance
Blackstone has a dedicated cybersecurity team, led by Blackstone’s CSO, who works closely with Blackstone senior management, including Blackstone’s Chief Technology Officer, or CTO, to develop and advance the firm’s cybersecurity program strategy, which applies to us.
Blackstone’s CSO and CTO have extensive experience in cybersecurity and technology, respectively. Blackstone’s CSO is a Senior Managing Director in BXTI and is responsible for all aspects of cyber and physical security across Blackstone. He has over 25 years of information security, technology and engineering experience, including having previously led the international security organization at a large credit bureau.
Blackstone’s CTO is a Senior Managing Director and the head of BXTI. Our CTO has over 23 years of information security, technology and engineering experience, including having previously served as the Chief Technology and Chief Innovation Officer at a large financial institution. Our CTO is responsible for all aspects of technology across Blackstone, advises Blackstone’s investment teams and acts as a resource to Blackstone portfolio companies, and externally managed companies, such as us, on technology-related matters.
BXTI conducts periodic cybersecurity risk assessments, including assessments or audits of third-party vendors, and assists with the management and mitigation of identified cybersecurity risks. The CSO and CTO are responsible for the review of Blackstone’s cybersecurity framework annually as well as on an event-driven basis as necessary. The CSO and CTO also review the scope of Blackstone’s cybersecurity measures periodically, including in the event of a change in business practices that may implicate the security or integrity of Blackstone’s information and systems.
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
ITEM 2.PROPERTIES
Our principal executive and administrative offices are located in leased space at 345 Park Avenue, 24th Floor, New York, New York 10154. We consider these facilities to be suitable and adequate for the management and operations of our business. For an overview of our real estate investments, see Note 4 to our consolidated financial statements.
ITEM 3.LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our class A common stock is listed for trading on the NYSE under the symbol “BXMT.” As of February 5, 2025 there were 245 holders of record of our class A common stock. This does not include the number of stockholders that hold shares in “street name” through banks or broker-dealers.
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
Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(2)
October 1 - October 31, 2024	—	$—	—	$139,014
November 1 - November 30, 2024	—	$—	—	139,014
December 1 - December 31, 2024	1,017,150	$17.91	1,017,150	120,799
Total	1,017,150	$17.91	1,017,150	$120,799

(1)The average price paid per share is calculated on a trade date basis and excludes associated commissions.
(2)In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date. See Note 15 to our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Uses of Liquidity” for further information regarding this repurchase program.

ITEM 6. RESERVED

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

Introduction
Blackstone Mortgage Trust is a real estate finance company that originates, acquires, and manages senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of senior loans secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We finance our investments in a variety of ways, including borrowing under our credit facilities, issuing collateralized loan obligations, or CLOs, or single-asset securitizations, asset-specific financings, syndicating senior loan participations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.”
We benefit from the deep knowledge, experience and information advantages of our Manager, which is a part of Blackstone’s real estate platform. Blackstone’s real estate group is the largest owner of commercial real estate globally with over 12,500 commercial assets and a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and we believe gives us the tools to expertly manage the assets in our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
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

2024 Highlights
Operating results:
•GAAP net loss of $204.1 million, or $1.17 per share, Distributable Earnings were a loss of $5.5 million, or $0.03 per share, and Distributable Earnings prior to charge-offs was $372.8 million, or $2.15 per share, with dividends declared of $377.8 million, or $2.18 per share.
•Book value per share of $21.87 as of December 31, 2024, which is net of cumulative CECL reserves of $4.31 per share.
Loan portfolio:
•Loan originations or acquisitions of $431.9 million.
•Portfolio of 130 loans as of December 31, 2024, with a weighted-average origination loan-to-value ratio of 62.6% and weighted-average all-in yield of + 3.76%, excluding impaired, cost-recovery, and non-accrual loans.
•During the year we realized $5.2 billion of loan repayments and sales, including $2.0 billion of office loans.
•93% of loans, based on net loan exposure, are performing as of December 31, 2024.
•Resolved $1.6 billion of impaired loans across 16 transactions during the year. Generated $34.5 million of incremental book value as aggregate charge-offs of CECL reserves outperformed reserve levels.
Capital markets, financing, and liquidity:
•Maintained substantial liquidity throughout the year, with liquidity of $1.5 billion as of December 31, 2024.
•Debt-to-equity ratio of 3.5x as of December 31, 2024, down from 3.7x as of December 31, 2023.

•Borrowed an additional $650.0 million under our senior term loan facilities with an interest rate of SOFR plus 3.75% and maturity in 2028, and issued $450.0 million aggregate principal amount of senior secured notes due 2029, repaying $1.0 billion of term loans with a 2026 maturity.
•Repurchased $66.9 million of aggregate corporate debt principal at a discount, generating total gain of $5.4 million, and $29.2 million of common stock, generating $0.07 of incremental book value accretion per share.
I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to charge-offs, and book value per share. For the three months ended December 31, 2024, we recorded basic net earnings per share of $0.21, declared a dividend of $0.47 per share, reported $(1.25) per share of Distributable Earnings, and reported $0.44 per share of Distributable Earnings prior to charge-offs. In addition, our book value as of December 31, 2024 was $21.87 per share, which is net of cumulative CECL reserves of $4.31 per share.
As further described below, Distributable Earnings and Distributable Earnings prior to charge-offs are measures that are not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Distributable Earnings and Distributable Earnings prior to charge-offs helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations. In addition, Distributable Earnings and Distributable Earnings prior to charge-offs are performance metrics we consider when declaring our dividends.
Earnings Per Share and Dividends Declared
The following table sets forth the calculation of basic net income (loss) per share and dividends declared per share ($ in thousands, except per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2024	2024	2023
Net income (loss)(1)	$37,190	$(204,088)	$246,555
Weighted-average shares outstanding, basic	173,488,888	173,782,523	172,672,038
Net income (loss) per share, basic	$0.21	$(1.17)	$1.43
Dividends declared per share	$0.47	$2.18	$2.48

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net (loss) income per share.
Distributable Earnings and Distributable Earnings Prior to Charge-Offs
Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves are non-GAAP measures. We define Distributable Earnings as GAAP net income (loss), including realized gains and losses not otherwise recognized in current period GAAP net income (loss), and excluding (i) non-cash equity compensation expense, (ii) depreciation and amortization, (iii) unrealized gains (losses), and (iv) certain non-cash items. Distributable Earnings may also be adjusted from time to time to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges as determined by our Manager, subject to approval by a majority of our independent directors. Distributable Earnings mirrors the terms of our management agreement between our Manager and us, or our Management Agreement, for purposes of calculating our incentive fee expense. Therefore, Distributable Earnings prior to charge-offs of CECL reserves is calculated net of the incentive fee expense that would have been recognized if such charge-offs had not occurred.
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
We believe that Distributable Earnings provides meaningful information to consider in addition to our net income (loss) and cash flow from operating activities determined in accordance with GAAP. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our class A common stock as historically, over time, Distributable Earnings has been a strong indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our class A common stock. Refer to Note 17 to our consolidated financial statements for further discussion of our distribution requirements as a REIT. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations, and is a performance metric we consider when declaring our dividends.
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

The following table provides a reconciliation of Distributable Earnings and Distributable Earnings prior to charge-offs of CECL reserves to GAAP net income (loss) ($ in thousands, except per share data):

	Three Months Ended	Year Ended December 31,
	December 31, 2024	2024	2023
Net income (loss)(1)	$37,190	$(204,088)	$246,555
Charge-offs of CECL reserves(2)	(294,064)	(384,603)	—
Increase in CECL reserves	19,055	538,801	249,790
Non-cash compensation expense	7,772	31,828	30,655
Realized hedging and foreign currency loss, net(3)	(598)	(2,018)	(766)
Depreciation and amortization of real estate owned	8,193	9,407	—
Non-cash income from agency multifamily partnership, net(4)	(718)	(718)	—
Contingent liabilities(5)	5,653	5,653	—
Other items	(11)	(4)	71
Adjustments attributable to non-controlling interests, net	(102)	248	(35)
Distributable Earnings	$(217,630)	$(5,494)	$526,270
Charge-offs of CECL reserves(2)	294,064	384,603	—
Incentive fee related to charge-offs of CECL reserves(6)	—	(6,272)	—
Distributable Earnings prior to charge-offs of CECL reserves	$76,434	$372,837	$526,270
Weighted-average shares outstanding, basic(7)	173,488,888	173,782,523	172,672,038
Distributable Earnings per share, basic	$(1.25)	$(0.03)	$3.05
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.44	$2.15	$3.05

(1)Represents net income (loss) attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable.
(3)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in GAAP net income (loss), but rather as a component of other comprehensive income in our consolidated financial statements.
(4)Represents the non-cash portion of income recognized related to our Agency Multifamily Lending Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related guarantee liability accruals. Refer to Note 2 to our consolidated financial statements for additional information on our Agency Multifamily Lending Partnership.
(5)Represents a contingent liability related to a sale of a loan.
(6)Represents the implied incentive fee expense that would have been incurred if such charge-offs had not occurred, as calculated on a quarterly basis. No incentive fee expense would have been incurred for the nine months ended December 31, 2024 and the $6.3 million would have been incurred in the three months ended March 31, 2024.
(7)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	December 31, 2024	December 31, 2023
Stockholders’ equity	$3,787,308	$4,367,711
Shares
Class A common stock	172,792,094	173,209,933
Deferred stock units	412,096	359,464
Total outstanding	173,204,190	173,569,397
Book value per share(1)	$21.87	$25.16

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.
II. Loan Portfolio
During the year ended December 31, 2024, we originated or acquired $431.9 million of loans. Loan fundings during the year totaled $1.6 billion and loan repayments and sales totaled $5.2 billion. We generated interest income of $1.8 billion and incurred interest expense of $1.3 billion during the year, which resulted in $479.1 million of net interest income during the year ended December 31, 2024.
Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended December 31, 2024	Year Ended December 31, 2024
Loan originations(1)	$197,230	$431,920

Loan fundings(2)	$424,118	$1,552,361
Loan repayments and sales(3)	(1,607,073)	(5,173,811)
Total net repayments	$(1,182,955)	$(3,621,450)

(1)Includes new loan originations and acquisitions, and additional commitments made under existing loans.
(2)Loan fundings during the three months ended and year ended December 31, 2024, include $47.2 million and $181.3 million, respectively, of additional fundings under related non-consolidated senior interests.
(3)Loan repayments and sales during the year ended December 31, 2024, include $512.1 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests. There were no such related loan repayments during the three months ended December 31, 2024.

The following table details overall statistics for our loan portfolio as of December 31, 2024 ($ in thousands):

	Balance Sheet Portfolio	Loan Exposure(1)
Number of loans	130	130
Principal balance	$19,203,126	$19,920,539
Net book value	$18,313,582	$18,313,582
Unfunded loan commitments(2)	$1,263,068	$1,263,068
Weighted-average cash coupon(3)	+ 3.46%	+ 3.40%
Weighted-average all-in yield(3)	+ 3.78%	+ 3.76%
Weighted-average maximum maturity (years)(4)	2.1	2.1
Origination loan-to-value (LTV)(5)	62.3%	62.6%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. We have retained an aggregate $228.1 million of subordinate mezzanine loans, as of December 31, 2024, related to non-consolidated senior interests that are included in our balance sheet portfolio.
(2)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date. Excludes $208.7 million of unfunded loan commitments related to our non-consolidated senior interests, as these commitments will not require cash outlays from us.
(3)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each investment. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of December 31, 2024, 10% of our loans by total loan exposure were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty.
(5)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.

The following table details the index rate floors for our loan portfolio based on total loan exposure as of December 31, 2024 ($ in thousands):

	Total Loan Exposure(1)
Index Rate Floors	USD	Non-USD(2)	Total
Fixed Rate	$61,750	$—	$61,750
0.00% or no floor(3)	3,981,763	4,554,664	8,536,427
0.01% to 1.00% floor	3,991,792	372,619	4,364,411
1.01% to 2.00% floor	1,890,945	905,095	2,796,040
2.01% to 3.00% floor	2,216,114	508,068	2,724,182
3.01% or more floor	1,247,235	190,494	1,437,729
Total(4)	$13,389,599	$6,530,940	$19,920,539

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Swiss Franc currencies.
(3)Includes all impaired loans.
(4)As of December 31, 2024, the weighted-average index rate floor of our total loan exposure was 1.04%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.65%. As of December 31, 2023, the weighted-average index rate floor of our total loan exposure was 0.56%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.02%.
The following table details the floating benchmark rates for our loan portfolio based on total loan exposure as of December 31, 2024 (total loan exposure amounts in thousands):

Loan Count	Currency	Total Loan Exposure(1)	Floating Rate Index(2)	Cash Coupon(3)	All-in Yield(3)
100	$	$13,389,599	SOFR	+ 3.23%	+ 3.57%
16	£	£2,299,143	SONIA	+ 3.85%	+ 4.23%
10	€	€2,183,395	EURIBOR	+ 3.25%	+ 3.68%
4	Various	$1,392,645	Other(4)	+ 4.17%	+ 4.46%
130		$19,920,539		+ 3.40%	+ 3.76%

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
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
(4)Includes floating rate loans indexed to STIBOR, BBSY, and SARON indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of December 31, 2024:

Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2024, which is our total loan exposure net of (i) $817.5 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $106.7 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $733.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans. Geographic locations that represent less than 1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of December 31, 2024, 93% of our loans were performing with risk ratings of “1” through “4,” and the remaining 7% were impaired with a risk rating of “5.” Of the performing loans, 99.2%, based on net loan exposure, were in compliance with the applicable contractual terms. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of December 31, 2024, we had an aggregate $580.7 million asset-specific CECL reserve related to

13 of our loans receivable, with an aggregate amortized cost basis of $1.8 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of December 31, 2024.
Our portfolio monitoring and asset management operations benefit from the deep knowledge, experience, and information advantages derived from our position as part of Blackstone’s real estate platform. Blackstone’s real estate group is the largest owner of commercial real estate globally with over 12,500 commercial assets and a proven track record of successfully navigating market cycles and emerging stronger through periods of volatility. The market-leading real estate expertise derived from the strength of the Blackstone platform deeply informs our credit and underwriting process, and gives us the tools to expertly asset manage our portfolio and work with our borrowers throughout periods of economic stress and uncertainty.
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0 as of both December 31, 2024 and December 31, 2023, respectively.
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	11	$1,919,280	$1,921,416	$994,056
2	21	3,346,881	3,354,857	3,349,347
3	65	9,246,692	9,462,122	8,818,346
4	20	2,707,104	3,245,102	2,622,877
5	13	1,827,561	1,937,042	1,249,677
Loans receivable	130	$19,047,518	$19,920,539	$17,034,303
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 to our consolidated financial statements for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2024, which is our total loan exposure net of (i) $817.5 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $106.7 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $733.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Current Expected Credit Loss Reserve
The CECL reserves required by GAAP reflect our current estimate of potential credit losses related to our loans and notes receivable included in our consolidated balance sheets. Other than a few narrow exceptions, GAAP requires that all financial instruments subject to the CECL model have some amount of loss reserve to reflect the principle underlying the CECL model that all loans and similar assets have some inherent risk of loss, regardless of credit quality, subordinate capital, or other mitigating factors. During the year ended December 31, 2024, we recorded a net increase of $157.0 million in the CECL reserves against our loans receivable portfolio, due to a $541.6 million increase in CECL reserves, offset by charge-offs of our CECL reserves of $384.6 million, bringing our total loans receivable CECL reserve to $733.9 million as of December 31, 2024. The $384.6 million of charge-offs primarily related to the 13 previously impaired loans that were resolved during the year ended December 31, 2024.

The $541.6 million increase in CECL reserves primarily relates to six additional loans that were impaired but not resolved during the year ended December 31, 2024, all of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. In addition, our general CECL reserves decreased primarily as a result of net loan repayments reducing the size of our portfolio during the year ended December 31, 2024.
During the three months ended December 31, 2024, we recorded a net decrease of $302.9 million in the asset-specific CECL reserve related to our impaired loans. The decrease was primarily driven by the resolution of eight impaired loans during the quarter, resulting in charge-offs of CECL reserves of $294.1 million. This was offset by one additional loan that was impaired during the three months ended December 31, 2024. As of December 31, 2024, the income accrual was suspended on this loan as the recovery of income and principal was doubtful. During the three months ended December 31, 2024, we recorded $3.0 million of interest income on this loan.
As of December 31, 2024, we had an aggregate $580.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.8 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of December 31, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the year ended December 31, 2024, we received an aggregate $88.0 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of December 31, 2024, one of our performing loans with an amortized cost basis of $195.0 million, inclusive of a $50.0 million junior loan participation sold, was past its current maturity date, was less than 90 days past due on its interest payment, and had a risk rating of “3.” This loan was not impaired as of December 31, 2024 as the estimated fair value of the underlying collateral exceeded our basis in the loan. As of December 31, 2024, all other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Multifamily Joint Venture
As of December 31, 2024, our multifamily joint venture held a $43.3 million loan, which is included in the loan disclosures above. As of December 31, 2024, our Multifamily Joint Venture also held a $32.4 million REO asset. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into our Agency Multifamily Lending Partnership that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the year ended December 31, 2024, we referred four loans to MTRCC that were originated and sold under the Fannie Mae and Freddie Mac programs, resulting in $1.1 million of revenue during the year ended December 31, 2024.

Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	December 31, 2024	December 31, 2023
Secured debt	$9,705,529	$12,697,058
Securitizations	1,936,967	2,507,514
Asset-specific debt	1,228,110	1,004,097
Total portfolio financing	$12,870,606	$16,208,669
Secured Debt
Secured Credit Facilities
The following table details our secured credit facilities by spread over the applicable base rates as of December 31, 2024 ($ in thousands):

	Year Ended December 31, 2024	December 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$165,616	$3,976,192	+1.53%	$6,185,925	+3.18%	+1.65%
+ 1.51% to + 1.75%	74,118	2,238,376	+1.78%	3,140,937	+3.52%	+1.74%
+ 1.76% to + 2.00%	—	969,541	+2.09%	1,802,431	+3.67%	+1.58%
+ 2.01% or more	374,407	2,521,420	+2.61%	3,678,528	+4.31%	+1.70%
Total	$614,141	$9,705,529	+1.92%	$14,807,821	+3.58%	+1.66%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the year ended December 31, 2024.
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
(4)Represents the weighted-average all-in cost as of December 31, 2024 and is not necessarily indicative of the spread applicable to recent or future borrowings.
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

Securitizations
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The following table details our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	December 31, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,453	$785,442	+ 1.39%	May 2038
Underlying Collateral Assets	22	952,764	952,764	+ 2.95%	August 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	552,664	552,663	+ 1.92%	November 2037
Underlying Collateral Assets	12	743,914	743,914	+ 2.92%	June 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	598,850	598,851	+ 1.50%	February 2038
Underlying Collateral Assets	12	855,725	855,725	+ 2.79%	August 2026
Total
Senior CLO Securities Outstanding(5)	3	$1,936,967	$1,936,956	+ 1.57%
Underlying Collateral Assets	46	$2,552,403	$2,552,403	+ 2.98%

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
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower, and excludes REO assets. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the year ended December 31, 2024, we recorded $157.0 million of interest expense related to our securitized debt obligations.
Refer to Note 8 and Note 20 to our consolidated financial statements for additional details of our securitized debt obligations.
Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	December 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,228,110	$1,224,841	+ 3.20%	June 2026
Collateral assets	2	$1,467,185	$1,459,864	+ 4.03%	June 2026

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

Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	December 31, 2024	December 31, 2023
Term loans	$1,764,437	$2,135,221
Senior secured notes	785,316	366,090
Convertible notes	266,157	300,000
Total corporate financing	$2,815,910	$2,801,311

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding senior secured notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of December 31, 2024 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)		All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$309,268	+ 2.36%		+ 2.53%	April 23, 2026
B-4 Term Loan	805,169	+ 3.50%		+ 4.11%	May 9, 2029
B-5 Term Loan	650,000	+ 3.75%		+ 4.27%	December 10, 2028
Total term loans	$1,764,437
Senior Secured Notes
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(3)	8.14%	December 1, 2029
Total senior secured notes	$785,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%		5.79%	March 15, 2027
Total corporate financings	$2,815,910

(1)The B-4 Term Loan and the B-5 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discounts, transaction expenses, and/or issuance costs, as applicable, that are amortized through interest expense over the life of each respective financing.
(3)Represents the stated coupon rate of the notes. We have entered into an interest rate swap that effectively converts our fixed rate exposure to a SOFR + 3.95% floating rate exposure. Refer to Note 12 to our consolidated financial statements for additional information.
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of December 31, 2024.
During the year ended December 31, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99%, an aggregate principal amount of $30.8 million of the Senior Secured Notes at a weighted-average price of 88%, and an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93%. This resulted in gains on extinguishment of debt of $25,000, $3.3 million, and $2.0 million, respectively, during the year ended December 31, 2024.
Refer to Note 2, Note 11, Note 12, and Note 13 to our consolidated financial statements for additional discussion of our Term Loans, Senior Secured Notes, and Convertible Notes.

Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.
The following table details our investment portfolio’s exposure to interest rates by currency as of December 31, 2024 (amounts in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$10,713,948	£2,186,793	€2,183,395	$1,392,645
Floating rate portfolio financings(2)(4)(6)	(7,961,934)	(1,727,371)	(1,596,841)	(1,093,324)
Floating rate corporate financings(7)	(2,214,437)	—	—	—
Net floating rate exposure	$537,577	£459,422	€586,554	$299,321
Net floating rate exposure in USD(8)	$537,577	$575,012	$607,317	$299,321

(1)Includes Australian Dollar, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $1.9 billion of floating rate impaired loans.
(4)Excludes $817.5 million of non-consolidated senior interests and $100.1 million of loan participations sold, as of December 31, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(5)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(6)Includes amounts outstanding under secured debt, securitizations, and asset-specific debt.
(7)Includes amounts outstanding under Term Loans and the senior secured notes due 2029. In connection with the issuance of the senior secured notes due 2029, we entered into an interest rate swap with a notional amount of $450.0 million to effectively convert our fixed rate exposure to floating rate exposure for such notes.
(8)Represents the U.S. dollar equivalent as of December 31, 2024.

In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of December 31, 2024, 92% of our performing loans have interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees. During the year ended December 31, 2024, interest rate caps on $16.0 billion of performing loans, with a 3.4% weighted-average strike price, expired and 95% were replaced with new interest rate caps, with a weighted-average strike price of 3.7%, or interest guarantees.

III. Our Results of Operations
Operating Results

The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024, 2023 and 2022 ($ in thousands, except per share data):

	Year Ended December 31,		2024 vs 2023	Year Ended December 31,		2023 vs 2022
	2024	2023	$	2023	2022	$
Income from loans and other investments
Interest and related income	$1,769,043	$2,037,621	$(268,578)	$2,037,621	$1,338,954	$698,667
Less: Interest and related expenses	1,289,972	1,366,956	(76,984)	1,366,956	710,904	656,052
Income from loans and other investments, net	479,071	670,665	(191,594)	670,665	628,050	42,615
Revenue from real estate owned	13,040	—	13,040	—	—	—
Other income	1,064	—	1,064	—	—	—
Gain on extinguishment of debt	5,352	4,616	736	4,616	—	4,616
Total net revenues	498,527	675,281	(176,754)	675,281	628,050	47,231
Expenses
Management and incentive fees	74,792	119,089	(44,297)	119,089	110,292	8,797
General and administrative expenses	53,922	51,143	2,779	51,143	52,193	(1,050)
Expenses from real estate owned	22,060	—	22,060	—	—	—
Other expenses	5,663	—	5,663	—	—	—
Total expenses	156,437	170,232	(13,795)	170,232	162,485	7,747
Increase in current expected credit loss reserve	(538,801)	(249,790)	(289,011)	(249,790)	(211,505)	(38,285)
Loss from unconsolidated entities	(2,748)	—	(2,748)	—	—	—
(Loss) income before income taxes	(199,459)	255,259	(454,718)	255,259	254,060	1,199
Income tax provision	2,374	5,362	(2,988)	5,362	3,003	2,359
Net (loss) income	(201,833)	249,897	(451,730)	249,897	251,057	(1,160)
Net income attributable to non-controlling interests	(2,255)	(3,342)	1,087	(3,342)	(2,415)	(927)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(204,088)	$246,555	$(450,643)	$246,555	$248,642	$(2,087)
Net (loss) income per share of common stock, basic and diluted	$(1.17)	$1.43	$(2.60)	$1.43	$1.46	$(0.03)
Weighted-average shares of common stock outstanding, basic and diluted	173,782,523	172,672,038	1,110,485	172,672,038	170,631,410	2,040,628
Dividends declared per share	$2.18	$2.48	$(0.30)	$2.48	$2.48	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $191.6 million during the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a decline in interest income related to additional loans accounted for under the cost-recovery method during the year ended December 31, 2024, as well as a decrease in the weighted-average principal balance of our loan portfolio by $2.1 billion during the year ended

December 31, 2024 compared to the year ended December 31, 2023. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $2.0 billion for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Income from loans and other investments, net increased $42.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to (i) an increase in floating rate indices during the year ended December 31, 2023 compared to the year ended December 31, 2022 and (ii) an increase in the weighted average principal balance of our loan portfolio by $401.8 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This was offset by (i) an increase in the weighted-average principal balance of our outstanding financing arrangements by $357.5 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 and (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method for all or a portion of the year ended December 31, 2023.
Revenue from real estate owned
Revenue from REO increased by $13.0 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 due to seven REO assets being acquired during the year. There was no revenue from REO during the years ended December 31, 2023 and 2022.
Other income
Other income relates to origination, servicing, and other fees recognized in connection with our Agency Multifamily Lending Partnership. Other income increased by $1.1 million during the year ended December 31, 2024 as a result of the referral of four loans pursuant to the Agency Multifamily Lending Partnership that were originated and sold by MTRCC. There was no other income recognized during the years ended December 31, 2023 and 2022.
Gain on extinguishment of debt
Gain on extinguishment of debt increased by $736,000 during the year ended December 31, 2024 compared to the year ended December 31, 2023. During the year ended December 31, 2024, we recognized an aggregate gain on extinguishment of debt of $5.4 million related to the repurchase of an aggregate principal amount of $33.8 million, $30.8 million, and $2.3 million, of our Convertible Notes, senior secured notes due 2027, or the October 2021 senior secured notes, and B-1 Term Loan, respectively.
During the year ended December 31, 2023, we recognized a gain on extinguishment of debt of $4.6 million related to the repurchase of an aggregate principal amount of $33.9 million of our Senior Secured Notes. There was no repurchase activity or gain on extinguishment of debt in the year ended December 31, 2022.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses decreased by $13.8 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 primarily due to a decrease of $44.3 million of incentive fees payable to our Manager, driven primarily by charge-offs of CECL reserves. This was offset by $22.1 million of expenses of real estate owned, which relates to REO operations. We did not incur any expenses from REO during the year ended December 31, 2023. Additionally, other expenses increased by $5.7 million, which represents a contingent liability related to the sale of a loan. Lastly, general and administrative expenses increased by $2.8 million primarily due to (i) a $1.9 million increase in professional expenses, and (ii) a $1.2 million increase in non-cash restricted stock amortization related to shares awarded under our long-term incentive plans.
Other expenses increased by $7.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase of (i) $6.9 million of incentive fees payable to our Manager, due to an increase in Distributable Earnings, (ii) $1.9 million of management fees payable to our Manager, primarily as a result of an increase in our Equity, and (iii) $1.7 million of other operating expenses. This was offset by a reduction in non-cash restricted stock amortization of $2.7 million related to awards under our long-term incentive plans.
Changes in current expected credit loss reserve
During the year ended December 31, 2024, we recorded a $538.8 million increase in our CECL reserves, as compared to a $249.8 million increase during the year ended December 31, 2023. These incremental CECL reserves primarily reflect a

$163.0 million increase in the specific reserves related to certain impaired loans in our portfolio, most of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. In addition, our general CECL reserves decreased primarily as a result of loan repayments reducing the size of our portfolio during the year ended December 31, 2024.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of December 31, 2024.
During the year ended December 31, 2023, we recorded a $249.8 million increase in our CECL reserves, as compared to a
$211.5 million increase during the year ended December 31, 2022. These CECL reserves reflect certain impaired loans in our portfolio, as well as an additional increase in our CECL reserves due to macroeconomic conditions.
Loss from unconsolidated entities
Loss from unconsolidated entities of $2.7 million represents our share of the start-up costs that were incurred related to our Net Lease Joint Venture. There was no income or loss from unconsolidated entities during the years ended December 31, 2023 or 2022.
Income tax provision
The income tax provision decreased by $3.0 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023, due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
The income tax provision increased by $2.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, due to an increase in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the year ended December 31, 2024, we declared dividends of $2.18 per share, or $377.8 million in aggregate. During the year ended December 31, 2023, we declared dividends of $2.48 per share, or $427.9 million in aggregate. During the year ended December 31, 2022, we declared dividends of $2.48 per share, or $423.6 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2024 and September 30, 2024 ($ in thousands, except per share data):

	Three Months Ended		Change
	December 31, 2024	September 30, 2024	$
Income from loans and other investments
Interest and related income	$386,676	$430,092	$(43,416)
Less: Interest and related expenses	285,118	321,744	(36,626)
Income from loans and other investments, net	101,558	108,348	(6,790)
Revenue from real estate owned	11,826	1,214	10,612
Other income	1,064	—	1,064
Gain on extinguishment of debt	—	2,389	(2,389)
Total net revenues	114,448	111,951	2,497
Expenses
Management and incentive fees	18,534	18,605	(71)
General and administrative expenses	13,111	13,423	(312)
Expenses from real estate owned	18,413	2,684	15,729
Other expenses	5,663	—	5,663
Total expenses	55,721	34,712	21,009
Increase in current expected credit loss reserve	(19,055)	(132,470)	113,415
Loss from unconsolidated entities	(2,748)	—	(2,748)
Income (loss) before income taxes	36,924	(55,231)	92,155
Income tax (benefit) provision	(458)	613	(1,071)
Net income (loss)	37,382	(55,844)	93,226
Net income attributable to non-controlling interests	(192)	(540)	348
Net income (loss) attributable to Blackstone Mortgage Trust, Inc.	$37,190	$(56,384)	$93,574
Net income (loss) per share of common stock, basic and diluted	$0.21	$(0.32)	$0.53

Weighted-average shares of common stock outstanding, basic and diluted	173,488,888	173,637,101	(148,213)
Dividends declared per share	$0.47	$0.47	$—

Income from loans and other investments, net
Income from loans and other investments, net decreased $6.8 million during the three months ended December 31, 2024 compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease in the weighted-average principal balance of our loan portfolio by $1.6 billion during the three months ended December 31, 2024, as well as a decline in interest income related to two additional loans accounted for under the cost-recovery method effective September 30, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $1.1 billion for the three months ended December 31, 2024 compared to the three months ended September 30, 2024.
Revenue from real estate owned
Revenue from REO increased by $10.6 million during the three months ended December 31, 2024. The increase was due to four additional REO assets acquired during the three months ended December 31, 2024.

Other income
Other income relates to origination, servicing, and other fees recognized in connection with our Agency Multifamily Lending Partnership. Other income increased by $1.1 million during the three months ended December 31, 2024 compared to the three months ended September 30, 2024, as a result of the referral of four loans pursuant to the Agency Multifamily Lending Partnership that were originated and sold by MTRCC. There was no other income recognized during the three months ended September 30, 2024.
Gain on extinguishment of debt
Gain on extinguishment of debt decreased by $2.4 million during the three months ended December 31, 2024 compared to the three months ended September 30, 2024. We did not recognize any gains from extinguishment of debt during the three months ended December 31, 2024. During the three months ended September 30, 2024, we recognized an aggregate gain on extinguishment of debt of $2.4 million related to the repurchase of an aggregate principal amount of $33.8 million, $4.6 million, and $2.3 million of our Convertible Notes, October 2021 senior secured notes, and B-1 Term Loan, respectively.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses increased by $21.0 million during the three months ended December 31, 2024 compared to the three months ended September 30, 2024 primarily due to a $15.7 million increase in expenses of real estate owned due to additional REO assets acquired during the quarter, as well as a $5.7 million increase in other expenses, which represents a contingent liability related to the sale of a loan.
Changes in current expected credit loss reserve
During the three months ended December 31, 2024, we recorded a $19.1 million increase in our CECL reserves, as compared to a $132.5 million increase during the three months ended September 30, 2024. This increase is primarily due to: (i) an increase in our general CECL reserves as a result of changes in the historical loss rate, and (ii) one additional loan that was impaired during the three months ended December 31, 2024. These increases were partially offset by a $32.4 million reversal of asset-specific CECL reserves as a result of the resolution of several impaired loans above our carrying value.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of December 31, 2024.
Loss from unconsolidated entities
Loss from unconsolidated entities of $2.7 million represents our share of the start-up costs that were incurred related to our Net Lease Joint Venture. There was no income or loss from unconsolidated entities during the three months ended September 30, 2024.
Income tax provision
The income tax provision decreased by $1.1 million during the three months ended December 31, 2024 compared to the three months ended September 30, 2024 primarily due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended December 31, 2024, we declared dividends of $0.47 per share, or $81.2 million in aggregate. During the three months ended September 30, 2024, we declared dividends of $0.47 per share, or $81.3 million in aggregate.

IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of December 31, 2024, our capitalization structure included $3.8 billion of common equity, $2.8 billion of corporate debt, and $12.9 billion of asset-level financings. Our $2.8 billion of corporate debt includes $1.8 billion of Term Loan borrowings, $785.3 million of Senior Secured Notes, and $266.2 million of Convertible Notes. Our $12.9 billion of asset-level financings includes $9.7 billion of secured debt, $1.9 billion of securitizations, and $1.2 billion of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of December 31, 2024, we had $1.5 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 7, 8, 9, 10, 11, 12, and 13 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	December 31, 2024	December 31, 2023
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.5x	3.7x
Adjusted debt-to-equity ratio(3)	3.0x	3.2x
Total leverage ratios(1)
Total leverage ratio(4)	4.0x	4.3x
Adjusted total leverage ratio(5)	3.4x	3.7x

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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	December 31, 2024	December 31, 2023
Total equity	$3,794,189	$4,387,504
Add back: aggregate CECL reserves	746,495	592,307
Adjusted Equity	$4,540,684	$4,979,811
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$323,483	$350,014
Available borrowings under secured debt	1,111,206	1,269,111
Loan principal payments held by servicer, net(1)	74,313	48,287
	$1,509,002	$1,667,412

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the year ended December 31, 2024, we generated cash flow from operating activities of $366.5 million and received $5.2 billion from loan principal collections, sales proceeds, and cost-recovery proceeds, of which $4.8 billion is reflected in our consolidated statement of cash flows prepared in accordance with GAAP. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which 9,969,112 shares of class A common stock were available for issuance as of December 31, 2024, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class A common stock as of December 31, 2024. Refer to Note 15 to our consolidated financial statements for additional details.
Uses of Liquidity
In addition to our loan origination and funding activity and general operating expenses, our primary uses of liquidity include interest and principal payments with respect to our $9.7 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes. During the year ended December 31, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99%, an aggregate principal amount of $30.8 million of our Senior Secured Notes at a weighted-average price of 88%, and an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93%. This resulted in gains on extinguishment of debt of $25,000, $3.3 million, and $2.0 million, respectively, during the year ended December 31, 2024. From time to time we may continue to repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.
During the year ended December 31, 2024, we repurchased 1,646,034 shares of class A common stock at a weighted-average price per share of $17.74, for a total cost of $29.2 million. As of December 31, 2024, the amount remaining available for repurchases under the program was $120.8 million. During the period from January 1, 2025 to February 5, 2025, we repurchased 1,792,836 shares of class A common stock at a weighted-average price per share of $17.63, for a total cost of $31.6 million.
As of December 31, 2024, we had unfunded commitments of $1.3 billion related to 60 loans receivable and $605.9 million of committed or identified financing for those commitments resulting in net unfunded commitments of $657.2 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.2 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of December 31, 2024 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,263,068	$377,910	$497,675	$387,483	$—
Principal repayments under secured debt(3)	9,705,529	1,385,568	6,875,902	1,365,484	78,575
Principal repayments under asset-specific debt(3)	1,228,110	924,161	—	303,949	—
Principal repayments of term loans(4)	1,764,437	14,758	338,784	1,410,895	—
Principal repayments of senior secured notes	785,316	—	335,316	450,000	—
Principal repayments of convertible notes(5)	266,157	—	266,157	—	—
Interest payments(3)(6)	2,158,939	840,917	999,410	318,471	141
Total(7)	$17,171,556	$3,543,314	$9,313,244	$4,236,282	$78,716

(1)Represents known and estimated short-term cash requirements related to our contractual obligations and commitments. Refer to “Sources of Liquidity” above for information about our sources of funds to satisfy our short-term cash requirements.
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
(4)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 11 to our consolidated financial statements for further details on our Term Loans.
(5)Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 13 to our consolidated financial statements for further details on our Convertible Notes.
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of December 31, 2024 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $1.9 billion of consolidated securitized debt obligations, $817.5 million of non-consolidated senior interests, and $100.1 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.

We are also required to settle our foreign exchange and interest rate derivatives with our derivative counterparties upon maturity which, depending on foreign currency exchange and interest rate movements, may result in cash received from or due to such counterparties. The table above does not include these amounts as they are not fixed and determinable. Refer to Note 14 to our consolidated financial statements for details regarding our derivative contracts.
We are required to pay our Manager a base management fee, an incentive fee, and reimbursements for certain expenses pursuant to our Management Agreement. The table above does not include the amounts payable to our Manager under our Management Agreement as they are not fixed and determinable. Refer to Note 16 to our consolidated financial statements for additional terms and details of the fees payable under our Management Agreement.
As a REIT, we generally must distribute substantially all of our net taxable income to stockholders in the form of dividends to comply with the REIT provisions of the Internal Revenue Code. Our taxable income does not necessarily equal our net income as calculated in accordance with GAAP, or our Distributable Earnings as described above.

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	For the years ended December 31,
	2024	2023	2022
Cash flows provided by operating activities	$366,453	$458,841	$396,825
Cash flows provided by investing activities	3,497,089	1,444,077	(3,253,535)
Cash flows used in financing activities	(3,882,684)	(1,847,943)	2,607,224
Net (decrease) increase in cash and cash equivalents	$(19,142)	$54,975	$(249,486)
We experienced a net decrease in cash and cash equivalents of $19.1 million for the year ended December 31, 2024, compared to a net increase of $55.0 million for the year ended December 31, 2023. During the year ended December 31, 2024, we (i) received $5.2 billion from loan principal collections and sales proceeds, of which $4.8 billion is reflected in our consolidated statement of cash flows prepared in accordance with GAAP, excluding $512.1 million of additional repayments or reduction of loan exposure under related non-consolidated senior interests, (ii) received $646.8 million of net proceeds from the issuance of the B-5 term loan, and (iii) received $450.0 million of net proceeds from the issuance of Senior Secured Notes. Also, during the year ended December 31, 2024, we (i) repaid a net $2.7 billion of secured debt borrowings, (ii) funded $1.4 billion of loans, (iii) repaid $1.0 billion of secured term loans, (iv) repaid $666.0 million of securitized debt obligations, and (v) paid $404.0 million of dividends on our class A common stock.
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
Refer to Note 3 to our consolidated financial statements for further discussion of our loan activity. Refer to Notes 7, 8, and 15 to our consolidated financial statements for additional discussion of our secured debt, securitized debt obligations, and equity, respectively.
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2024 and December 31, 2023, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income. Refer to Note 17 to our consolidated financial statements for additional discussion of our income taxes.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2024, our Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:
Current Expected Credit Losses
The current expected credit loss, or CECL, reserve required under the FASB Accounting Standards Codification, or ASC, Topic 326 “Financial Instruments – Credit Losses,” or ASC 326, reflects our current estimate of potential credit losses related to our portfolio. We estimate our CECL reserves primarily using the Weighted-Average Remaining Maturity, or WARM method, which has been identified as an acceptable loss-rate method for estimating CECL reserves in the Financial Accounting Standards Board Staff Q&A Topic 326, No. 1. Estimating the CECL reserve requires judgment, including the following assumptions:
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2024.
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
These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve. The sensitivity of each assumption and its impact on the CECL reserves may change over time and from period to period. During the year ended December 31, 2024, our CECL reserves increased by $154.2 million, bringing our total reserves to $746.5 million as of December 31, 2024. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
Real Estate Owned
We may assume legal title or physical possession of the collateral underlying a loan through a foreclosure or the execution of a deed-in-lieu of foreclosure. These real estate acquisitions are classified as REO on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations.”
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
As of December 31, 2024, we had seven REO assets which were all classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of December 31, 2024 ($ in millions):

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Senior Loan	4/9/2018	$1,487	$1,330	$1,328	+4.17%	+4.43%	6/9/2025	New York	Office	$468 / sqft	48%	1
2	Senior Loan	8/14/2019	930	860	856	+3.20%	+3.95%	1/29/2027	Dublin, IE	Mixed-Use	$251 / sqft	74%	3
3	Senior Loan	6/24/2022	819	819	814	+4.75%	+5.07%	6/21/2029	Diversified, AU	Hospitality	$373 / sqft	59%	3
4	Senior Loan	3/22/2018	526	526	526	+3.25%	+3.31%	3/15/2026	Diversified, Spain	Mixed-Use	n / a	71%	4
5	Senior Loan	7/23/2021	480	475	474	+3.60%	+4.04%	8/9/2027	New York	Multi	$637,813 / unit	58%	2
6	Senior Loan	3/30/2021	430	430	429	+3.20%	+3.41%	5/15/2026	Diversified, SE	Industrial	$82 / sqft	76%	2
7	Senior Loan(4)	11/22/2019	486	424	104	+4.75%	+4.89%	12/9/2027	Los Angeles	Office	$777 / sqft	69%	4
8	Senior Loan	6/28/2022	675	380	374	+4.60%	+5.06%	7/9/2029	Austin	Mixed-Use	$316 / sqft	53%	3
9	Senior Loan	12/9/2021	385	379	379	+2.76%	+3.00%	12/9/2026	New York	Mixed-Use	$130 / sqft	50%	2
10	Senior Loan	4/11/2018	345	345	334	+2.25%	+2.25%	5/1/2025	New York	Office	$437 / sqft	n/m	5
11	Senior Loan	7/15/2021	305	305	304	+4.25%	+4.76%	7/16/2026	Diversified, EUR	Hospitality	$232,778 / key	53%	3
12	Senior Loan	12/11/2018	356	302	304	+1.75%	+1.76%	12/9/2026	Chicago	Office	$253 / sqft	78%	4
13	Senior Loan	5/6/2022	288	288	287	+3.50%	+3.79%	5/6/2027	Diversified, UK	Industrial	$91 / sqft	53%	2
14	Senior Loan	9/29/2021	293	288	287	+2.81%	+3.03%	10/9/2026	Washington, DC	Office	$375 / sqft	66%	2
15	Senior Loan	11/30/2018	286	286	251	+2.43%	+2.43%	8/9/2025	New York	Hospitality	$306,870 / key	n/m	5
16	Senior Loan	12/23/2021	323	278	273	+4.25%	+4.96%	6/24/2028	London, UK	Multi	$306,990 / unit	59%	3
17	Senior Loan	9/30/2021	277	277	277	+2.61%	+2.88%	9/30/2026	Dallas	Multi	$146,437 / unit	74%	3
18	Senior Loan(4)	11/10/2021	362	272	54	+4.21%	+4.75%	12/9/2026	San Francisco	Life Sciences	$505 / sqft	66%	4
19	Senior Loan	2/27/2020	273	267	267	+2.70%	+2.83%	1/9/2027	New York	Multi	$702,969 / unit	59%	3
20	Senior Loan	1/11/2019	266	266	266	+5.11%	+5.06%	6/14/2028	Diversified, UK	Other	$263 / sqft	74%	3
21	Senior Loan	9/14/2021	255	255	255	+2.61%	+2.86%	9/14/2026	Dallas	Multi	$206,610 / unit	72%	3
22	Senior Loan	1/26/2022	338	239	237	+4.10%	+4.72%	2/9/2027	Seattle	Office	$501 / sqft	56%	3
23	Senior Loan	9/30/2021	235	235	235	+7.11%	+7.11%	10/9/2028	Chicago	Office	$260 / sqft	n/m	5
24	Senior Loan	2/23/2022	245	234	234	+2.60%	+2.84%	3/9/2027	Reno	Multi	$217,602 / unit	74%	3
25	Senior Loan	12/22/2016	252	222	216	+10.50%	+10.50%	6/9/2028	New York	Mixed-Use	$313 / sqft	n/m	5
26	Senior Loan	7/16/2021	229	218	218	+3.25%	+3.51%	2/15/2027	London, UK	Multi	$224,094 / unit	69%	2
27	Senior Loan(4)	3/29/2022	235	208	41	+3.70%	+4.22%	4/9/2027	Miami	Multi	$354,245 / unit	72%	3
28	Senior Loan	6/28/2019	205	205	205	+4.00%	+4.74%	6/26/2026	London, UK	Office	$494 / sqft	71%	3
29	Senior Loan	6/27/2019	199	199	198	+2.80%	+2.93%	8/15/2026	Berlin, DEU	Office	$417 / sqft	62%	4
30	Senior Loan(4)	3/17/2022	222	197	247	+2.82%	+2.97%	6/30/2025	London, UK	Office	$768 / sqft	50%	3

continued…

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Senior Loan	7/29/2022	$199	$191	$189	+4.60%	+5.60%	7/27/2027	London, UK	Industrial	$251 / sqft	52%	3
32	Senior Loan(7)	7/23/2021	244	184	183	-1.30%	-0.92%	8/9/2028	New York	Office	$596 / sqft	53%	4
33	Senior Loan	2/15/2022	191	181	170	+2.90%	+2.90%	3/9/2027	Denver	Office	$361 / sqft	n/m	5
34	Senior Loan	5/13/2021	199	179	179	+3.66%	+3.92%	6/9/2026	Boston	Life Sciences	$910 / sqft	64%	4
35	Senior Loan	1/27/2022	178	177	177	+3.10%	+3.40%	2/9/2027	Dallas	Multi	$115,681 / unit	71%	3
36	Senior Loan	3/9/2022	169	169	168	+2.95%	+3.17%	8/15/2027	Diversified, UK	Retail	$144 / sqft	55%	2
37	Senior Loan	5/27/2021	184	162	162	+2.31%	+2.57%	6/9/2026	Atlanta	Office	$136 / sqft	66%	4
38	Senior Loan	9/30/2021	178	159	158	+4.00%	+4.67%	9/30/2026	Diversified, Spain	Hospitality	$136,941 / key	60%	3
39	Senior Loan	1/17/2020	203	157	157	+3.12%	+3.39%	2/9/2025	New York	Mixed-Use	$130 / sqft	43%	3
40	Senior Loan	3/7/2022	156	156	156	+3.45%	+3.63%	6/9/2026	Los Angeles	Hospitality	$624,000 / key	64%	3
41	Senior Loan	12/21/2021	155	155	155	+2.83%	+3.15%	4/29/2027	London, UK	Industrial	$313 / sqft	67%	3
42	Senior Loan	6/4/2018	153	153	153	+4.00%	+4.24%	6/9/2025	New York	Hospitality	$251,647 / key	52%	3
43	Senior Loan	1/7/2022	155	152	152	+3.70%	+3.97%	1/9/2027	Fort Lauderdale	Office	$392 / sqft	55%	1
44	Senior Loan	2/20/2019	152	148	148	+4.62%	+4.91%	2/19/2025	London, UK	Office	$597 / sqft	61%	3
45	Senior Loan(4)	9/30/2021	145	145	195	+7.96%	+7.96%	10/9/2026	Boca Raton	Multi	$396,175 / unit	58%	3
46	Senior Loan(4)	12/30/2021	228	142	28	+4.00%	+4.91%	1/9/2028	Los Angeles	Multi	$406,702 / unit	50%	3
47	Senior Loan	11/18/2021	141	141	141	+3.25%	+3.51%	11/18/2026	London, UK	Other	$178 / sqft	65%	2
48	Senior Loan	12/20/2019	141	141	141	+3.22%	+3.22%	1/20/2025	London, UK	Office	$713 / sqft	n/m	5
49	Senior Loan	8/24/2021	156	133	133	+2.71%	+2.98%	9/9/2026	San Jose	Office	$317 / sqft	65%	4
50	Senior Loan	12/15/2021	130	128	128	+2.75%	+3.00%	12/9/2026	Dublin, IE	Multi	$321,083 / unit	79%	3
51	Senior Loan	9/14/2021	128	127	126	+2.81%	+3.05%	10/9/2026	San Bernardino	Multi	$255,362 / unit	75%	3
52	Senior Loan	5/20/2021	150	126	112	+8.76%	+8.76%	4/9/2025	San Jose	Office	$323 / sqft	n/m	5
53	Senior Loan	11/23/2018	125	125	124	+3.50%	+3.74%	11/15/2029	Diversified, UK	Office	$922 / sqft	50%	3
54	Senior Loan	3/28/2022	130	125	125	+2.55%	+2.80%	4/9/2027	Miami	Office	$330 / sqft	69%	3
55	Senior Loan	11/27/2024	125	125	124	+2.80%	+3.17%	12/9/2029	Miami	Multi	$260,417 / unit	71%	3
56	Senior Loan	8/27/2021	122	121	121	+3.11%	+3.35%	9/9/2026	San Diego	Retail	$458 / sqft	58%	3
57	Senior Loan	6/1/2021	120	120	120	+2.96%	+3.11%	6/9/2026	Miami	Multi	$298,507 / unit	61%	2
58	Senior Loan	12/10/2021	135	120	120	+3.11%	+3.42%	1/9/2027	Miami	Office	$400 / sqft	49%	2
59	Senior Loan	12/21/2021	120	119	119	+2.70%	+3.00%	1/9/2027	Washington, DC	Office	$408 / sqft	68%	4
60	Senior Loan	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	Napa Valley	Hospitality	$1,240,799 / key	66%	3

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Senior Loan	7/15/2019	$136	$116	$115	+3.01%	+3.22%	8/9/2028	Houston	Office	$209 / sqft	58%	4
62	Senior Loan	12/29/2021	110	110	110	+2.85%	+3.02%	1/9/2027	Phoenix	Multi	$189,003 / unit	64%	3
63	Senior Loan	3/29/2021	110	110	110	+4.02%	+4.28%	3/29/2026	Diversified, UK	Multi	$48,124 / unit	61%	3
64	Senior Loan	6/28/2019	109	109	109	+3.75%	+4.01%	2/1/2026	Los Angeles	Studio	$551 / sqft	48%	3
65	Senior Loan	3/10/2020	109	109	109	+3.00%	+3.00%	7/11/2029	New York	Mixed-Use	$665 / sqft	53%	3
66	Senior Loan	3/13/2018	108	108	108	+3.11%	+3.36%	4/9/2027	Honolulu	Hospitality	$166,803 / key	50%	3
67	Senior Loan	2/15/2022	106	105	105	+2.85%	+3.19%	3/9/2027	Tampa	Multi	$241,437 / unit	73%	2
68	Senior Loan	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	Orange County	Office	$162 / sqft	58%	4
69	Senior Loan	9/23/2019	108	102	102	+3.50%	+3.65%	8/16/2027	Diversified, Spain	Hospitality	$118,796 / key	62%	2
70	Senior Loan	11/27/2019	104	102	100	+7.86%	+7.86%	7/9/2025	Minneapolis	Office	$93 / sqft	n/m	5
71	Senior Loan	1/30/2020	99	99	99	+3.50%	+3.68%	2/9/2027	Honolulu	Hospitality	$268,794 / key	63%	3
72	Senior Loan	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	New York	Industrial	$51 / sqft	55%	1
73	Senior Loan	3/29/2022	97	97	98	+1.80%	+2.69%	4/9/2027	Miami	Multi	$271,118 / unit	75%	4
74	Senior Loan	10/1/2021	96	96	97	+1.86%	+2.79%	10/1/2026	Phoenix	Multi	$223,242 / unit	77%	4
75	Senior Loan	10/28/2021	96	96	95	+3.00%	+3.24%	11/9/2026	Philadelphia	Multi	$352,399 / unit	79%	3
76	Senior Loan	12/21/2018	95	95	87	+2.71%	+2.71%	12/9/2024	Chicago	Office	$185 / sqft	n/m	5
77	Senior Loan	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	Orlando	Multi	$155,612 / unit	75%	3
78	Senior Loan	9/13/2024	94	93	92	+3.25%	+4.11%	11/9/2027	Seattle	Multi	$500,796 / unit	68%	3
79	Senior Loan	3/3/2022	92	92	92	+3.45%	+3.76%	3/9/2027	Boston	Hospitality	$418,182 / key	64%	2
80	Senior Loan	10/16/2018	88	88	88	+7.36%	+7.36%	5/9/2025	San Francisco	Hospitality	$191,807 / key	n/m	5
81	Senior Loan	6/14/2022	106	88	88	+2.95%	+3.84%	7/9/2027	San Francisco	Mixed-Use	$182 / sqft	76%	4
82	Senior Loan	3/25/2020	88	88	88	+2.40%	+2.66%	3/31/2025	Diversified, NL	Multi	$105,769 / unit	65%	2
83	Senior Loan	6/25/2021	85	85	86	+2.86%	+3.10%	7/1/2026	St. Louis	Multi	$80,339 / unit	70%	2
84	Senior Loan	7/29/2021	82	82	82	+2.76%	+3.01%	8/9/2026	Charlotte	Multi	$223,735 / unit	78%	3
85	Senior Loan	12/15/2021	80	80	80	+3.25%	+3.54%	12/15/2026	Melbourne, AU	Multi	$58,890 / unit	38%	1
86	Senior Loan	8/27/2021	79	78	78	+4.35%	+4.59%	9/9/2026	Diversified - US	Hospitality	$116,168 / key	67%	3
87	Senior Loan	12/21/2021	74	72	72	+2.70%	+3.06%	1/9/2027	Tampa	Multi	$212,924 / unit	77%	3
88	Senior Loan	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	Tacoma	Multi	$209,864 / unit	70%	3
89	Senior Loan	8/17/2022	74	67	67	+3.35%	+3.83%	8/17/2027	Dublin, IE	Industrial	$104 / sqft	72%	3
90	Senior Loan	8/16/2022	66	66	66	+4.75%	+5.19%	8/16/2027	London, UK	Hospitality	$491,369 / key	64%	3

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Senior Loan	3/31/2022	$70	$65	$65	+2.80%	+3.14%	4/9/2027	Las Vegas	Multi	$143,130 / unit	71%	3
92	Senior Loan	12/17/2021	65	65	65	+4.35%	+4.59%	1/9/2026	Diversified - US	Other	$4,886 / unit	37%	1
93	Senior Loan	7/30/2021	62	62	62	+2.86%	+3.06%	8/9/2026	Salt Lake City	Multi	$224,185 / unit	73%	3
94	Senior Loan	4/6/2021	62	62	62	6.00% %	6.00% %	1/9/2030	Los Angeles	Office	$254 / sqft	65%	3
95	Senior Loan	6/30/2021	65	61	61	+2.95%	+3.20%	7/9/2026	Nashville	Office	$252 / sqft	71%	4
96	Senior Loan	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	Bermuda	Hospitality	$693,780 / key	39%	2
97	Senior Loan	12/10/2020	61	60	60	+3.30%	+3.55%	1/9/2026	Fort Lauderdale	Office	$207 / sqft	68%	3
98	Senior Loan	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	Phoenix	Multi	$209,601 / unit	69%	3
99	Senior Loan	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	Miami	Office	$122 / sqft	65%	3
100	Mezzanine Loan(8)	8/31/2017	64	56	39	+2.82%	+2.82%	9/9/2026	Orange County	Office	$249 / sqft	n/m	5
101	Senior Loan	8/5/2021	56	54	54	+2.96%	+3.21%	8/9/2026	Denver	Office	$205 / sqft	70%	3
102	Senior Loan	12/14/2018	54	54	54	+3.01%	+3.28%	1/9/2025	Diversified - US	Industrial	$40 / sqft	57%	1
103	Senior Loan	7/28/2021	53	53	53	+2.75%	+2.99%	8/9/2026	Los Angeles	Multi	$303,097 / unit	71%	3
104	Senior Loan	12/12/2024	61	53	53	+2.85%	+3.23%	1/9/2030	Minneapolis	Industrial	$75 / sqft	59%	3
105	Senior Loan	8/22/2019	53	53	53	+2.66%	+2.66%	3/9/2025	Los Angeles	Office	$307 / sqft	63%	4
106	Senior Loan	4/7/2022	57	52	52	+3.25%	+3.48%	4/9/2027	Denver	Office	$152 / sqft	59%	4
107	Senior Loan	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	Los Angeles	Multi	$366,412 / unit	60%	3
108	Senior Loan	11/30/2016	55	46	46	+3.33%	+3.82%	12/9/2025	Chicago	Retail	$804 / sqft	54%	4
109	Senior Loan	10/21/2022	45	45	45	+4.14%	+4.51%	10/18/2027	Diversified, DEU	Industrial	$62 / sqft	74%	2
110	Senior Loan	12/8/2021	48	44	44	+2.75%	+2.96%	12/9/2026	Columbus	Multi	$143,150 / unit	69%	2
111	Senior Loan	12/29/2021	43	43	43	+2.85%	+2.96%	1/1/2027	Dallas	Multi	$144,167 / unit	73%	3
112	Senior Loan	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	Las Vegas	Multi	$167,113 / unit	72%	2
113	Senior Loan	3/31/2022	42	38	38	+2.80%	+3.15%	4/9/2027	Las Vegas	Multi	$149,146 / unit	72%	3
114	Senior Loan	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	Austin	Multi	$196,228 / unit	64%	1
115	Senior Loan	12/23/2021	35	35	35	+1.71%	+2.61%	11/15/2025	New York	Multi	$173,053 / unit	68%	2
116	Mezzanine Loan	3/10/2020	35	35	34	+3.00%	+3.00%	7/11/2029	New York	Mixed-Use	$665 / sqft	n/m	5
117	Senior Loan	12/23/2021	35	35	35	+2.90%	+3.19%	1/1/2025	Jersey City	Multi	$110,472 / unit	46%	3
118	Senior Loan	3/1/2022	35	35	35	+3.00%	+3.34%	3/9/2027	Los Angeles	Multi	$372,340 / unit	72%	3
119	Senior Loan	12/23/2021	35	35	35	+2.76%	+2.96%	4/26/2025	Corvallis	Multi	$96,713 / unit	71%	1
120	Senior Loan	12/23/2021	35	35	35	+3.11%	+3.33%	2/1/2026	New York	Office	$247 / sqft	30%	3

	Loan Type(1)	Origination Date(2)	Total Loan(3)(4)	Principal Balance(4)	Net Book Value	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Location	Property Type	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Senior Loan	11/19/2020	$38	$32	$32	+3.50%	+3.76%	12/9/2025	Chicago	Multi	$184,388 / unit	53%	1
122	Senior Loan	11/3/2021	32	32	32	+2.71%	+2.96%	11/9/2026	Atlanta	Multi	$182,093 / unit	53%	3
123	Senior Loan	4/15/2021	36	31	31	+3.06%	+3.06%	12/9/2029	Austin	Office	$153 / sqft	73%	4
124	Senior Loan	11/19/2020	28	28	28	+3.50%	+3.74%	12/9/2025	Charlotte	Multi	$178,019 / unit	61%	1
125	Senior Loan	11/3/2021	27	27	27	+2.71%	+2.96%	11/9/2026	Dallas	Multi	$160,023 / unit	57%	2
126	Senior Loan	8/26/2022	26	26	26	+4.50%	+4.94%	6/23/2029	Melbourne, AU	Multi	$276,485 / unit	68%	3
127	Mezzanine Loan	4/15/2021	24	24	20	+5.00%	+5.00%	12/9/2029	Austin	Office	$153 / sqft	n/m	5
128	Senior Loan	10/1/2019	23	23	23	+3.80%	+4.03%	10/9/2025	Atlanta	Hospitality	$129,442 / key	74%	3
129	Senior Loan	8/4/2021	22	22	22	+2.86%	+3.13%	8/9/2026	Las Vegas	Multi	$180,000 / unit	73%	3
130	Senior Loan	6/25/2021	12	12	12	+2.86%	+3.10%	7/1/2026	St. Louis	Multi	$21,273 / unit	63%	1
	CECL reserve				(734)
	Loans receivable, net		$21,392	$19,921	$18,314	+3.40%	+3.76%	2.1 yrs				63%	3.0

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
(4)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable to each loan. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(7)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 3.03% as of December 31, 2024.
(8)Loan consists of one or more floating and fixed rate tranches. The fixed rate tranche is reflected as a spread over the relevant floating benchmark rate for both coupon and all-in yield.

VII. REO Asset Details
The following table provides details of our REO asset as of December 31, 2024 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Unit / Key
1	March 2024	Mountain View, CA	Office	$60,203	150,507 sqft
2	July 2024	San Antonio, TX	Multifamily	33,607	388 units
3	September 2024	Burlington, MA	Office	64,628	379,018 sqft
4	October 2024	Washington, DC	Office	107,016	892,480 sqft
5	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
6	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
7	December 2024	Denver, CO	Office	33,337	170,304 sqft
				$645,684

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of December 31, 2024, substantially all of our loans by total loan exposure earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following December 31, 2024, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended December 31, 2024 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of December 31, 2024(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$17,104,270	$68,417	$136,834	$(68,127)	$(135,868)
Floating rate liabilities(5)(7)	(15,085,043)	(60,540)	(121,080)	60,540	121,048
Net exposure	$2,019,227	$7,877	$15,754	$(7,587)	$(14,820)

(1)Reflects the USD equivalent value of floating rate assets and liabilities denominated in foreign currencies.
(2)Increases (decreases) in interest income and expense are presented net of theoretical impact of incentive fees. Refer to Note 16 to our consolidated financial statements for additional details of our incentive fee calculation.
(3)Excludes income from loans accounted for under the cost-recovery method.
(4)Excludes $1.9 billion of floating rate impaired loans.
(5)Excludes $817.5 million of non-consolidated senior interests and $100.1 million of loan participations sold, as of December 31, 2024. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
(6)Our loan agreements generally require our borrowers to purchase interest rate caps, which mitigates our borrowers’ exposure to an increase in interest rates.
(7)Includes amounts outstanding under secured debt, securitizations, asset-specific debt, Term Loans, and the senior secured notes due 2029, for which we entered into an interest rate swap with a notional amount of $450.0 million that effectively converts our fixed rate exposure to floating rate exposure for such notes.
Investment Portfolio Value
As of December 31, 2024, substantially all of our portfolio earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of December 31, 2024, 92% of our performing loans have interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees. During the year ended December 31, 2024, interest rate caps on $16.0 billion of performing loans, with a 3.4% weighted-average strike price, expired and 95% were replaced with new interest rate caps, with a weighted-average strike price of 3.7%, or interest guarantees.
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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of December 31, 2024, we had an aggregate $580.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.8 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of December 31, 2024.
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

Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of December 31, 2024.
The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	December 31, 2024
	GBP	EUR	All Other(1)
Foreign currency assets	£2,395,743	€2,217,058	$1,422,240
Foreign currency liabilities	(1,784,029)	(1,604,452)	(1,101,233)
Foreign currency contracts – notional	(604,739)	(603,910)	(315,272)
Net exposure to exchange rate fluctuations	£6,975	€8,696	$5,735
Net exposure to exchange rate fluctuations in USD(2)	$8,730	$9,004	$5,735

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of December 31, 2024.

	December 31, 2023
	GBP	EUR	All Other(1)
Foreign currency assets	£2,790,247	€2,569,672	$2,124,007
Foreign currency liabilities	(2,084,493)	(1,887,172)	(1,659,790)
Foreign currency contracts – notional	(696,919)	(673,644)	(457,035)
Net exposure to exchange rate fluctuations	£8,835	€8,856	$7,182
Net exposure to exchange rate fluctuations in USD(2)	$11,249	$9,776	$7,182

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of December 31, 2023.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this item and the reports of the independent accountants thereon required by Item 14(a)(2) appear on pages F-2 to F-56. See accompanying Index to the Consolidated Financial Statements on page F-1.
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
Management conducted an assessment of the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2024, was effective.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited Blackstone Mortgage Trust’s financial statements included in this report on Form 10-K and issued its report on the effectiveness of Blackstone Mortgage Trust’s internal control over financial reporting as of December 31, 2024, which is included herein.
ITEM 9B.OTHER INFORMATION
Section 13(r) Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Mundys S.p.A., which may be, or may have been at the time considered to be, an affiliate of Blackstone and, which may be, or may have been at the time considered to be, our affiliate.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which shares of our class A common stock or other equity securities may be granted from time to time:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	412,096	(2)	$—	6,479,670
Equity compensation plans not approved by security holders(3)	—		—	—
Total	412,096		$—	6,479,670

(1)The number of securities remaining for future issuances consists of an aggregate 6,479,670 shares issuable under our stock incentive plan and our manager incentive plan. Awards under the plans may include restricted stock, unrestricted stock, stock options, stock units, stock appreciation rights, performance shares, performance units, deferred share units, or other equity-based awards, as the board of directors may determine.
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
The remaining information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to the company’s definitive proxy statement to be filed not later than April 30, 2025 with the SEC pursuant to Regulation 14A under the Exchange Act.

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

4.7
Indenture, dated December 10, 2024, among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 11, 2024 and incorporated herein by reference)

4.8		Form of 7.750% Senior Secured Notes due 2029. (included as Exhibit A to Exhibit 4.7)

4.9
Pledge and Security Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., the other grantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

4.10
Pledge and Security Agreement, dated as of December 10, 2024, by and among Blackstone Mortgage Trust, Inc., the other grantors from time to time party thereto and The Bank of New York Mellon Trust Company, N.A., as collateral agent (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 11, 2024 and incorporated herein by reference)

4.11
First Lien Intercreditor Agreement, dated as of October 5, 2021, by and among Blackstone Mortgage Trust, Inc., JPMorgan Chase Bank, N.A., as agent under the Term Loan Credit Agreement, and The Bank of New York Mellon Trust Company, N.A., as trustee and notes collateral agent (filed as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on October 5, 2021 and incorporated herein by reference)

4.12
Joinder No. 1 to First Lien Intercreditor Agreement, dated as of December 10, 2024, by and among Blackstone Mortgage Trust, Inc., the grantors party thereto and the other parties thereto (filed as Exhibit 4.5 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 11, 2024 and incorporated herein by reference)

10.1
Second Amended and Restated Management Agreement, dated as of October 23, 2014, by and between Blackstone Mortgage Trust, Inc. and BXMT Advisors L.L.C. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 28, 2014 and incorporated herein by reference)

10.2
Amended and Restated Trademark License Agreement, dated as of December 21, 2017, by and between Blackstone Mortgage Trust, Inc. (f/k/a Capital Trust, Inc.) and Blackstone TM L.L.C. (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 13, 2018 and incorporated herein by reference)

10.3
Assignment Agreement, dated as of December 19, 2012, by and among Huskies Acquisition LLC, Blackstone Holdings III L.P. and Capital Trust, Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 1-14788) filed on December 21, 2012 and incorporated herein by reference)

10.4
Amended and Restated Registration Rights Agreement, dated May 6, 2013, by and among Blackstone Mortgage Trust, Inc., Blackstone Holdings III L.P. and BREDS/CT Advisors L.L.C. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on May 6, 2013 and incorporated herein by reference)

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
Summary of Terms of Awards of Deferred Stock Units under Blackstone Mortgage Trust, Inc. Stock Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 14, 2024 and incorporated herein by reference)

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

10.17
Fifth Amended and Restated Master Repurchase Agreement, dated as of April 16, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 Eur Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC and Citibank, N.A. (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File NO. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.18
First Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of August 26, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 27, 2021 and incorporated herein by reference)

10.19
Second Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 24, 2021, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC and Citibank, N.A. (filed as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 9, 2022 and incorporated herein by reference)

10.20
Third Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of May 25, 2022, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10 Q (File No. 1-4788) filed on July 27, 2022 and incorporated herein by reference)

10.21
Fourth Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of January 24, 2023, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q (File No. 1-4788) filed on April 26, 2023 and incorporated herein by reference)

10.22
Fifth Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of June 6, 2024, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd, Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10 Q (File No. 1-4788) filed on July 24, 2024 and incorporated herein by reference)

10.23	*
Sixth Amendment to Fifth Amended and Restated Master Repurchase Agreement, dated as of December 31, 2024, among Parlex 2 Finance, LLC, Parlex 2A Finco, LLC, Parlex 2 UK Finco, LLC, Parlex 2 EUR Finco, LLC, Parlex 2 AU Finco, LLC, Parlex 2 CAD Finco, LLC, Wispar 5 Finco, LLC, Silver Fin II Sub TC Pty Ltd, Blackstone Mortgage Trust, Inc. and Citibank, N.A.

10.24
Limited Guaranty, dated as of June 12, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 30, 2013 and incorporated herein by reference)

10.25
First Amendment to Limited Guaranty, dated as of November 20, 2013, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 17, 2015 and incorporated herein by reference)

10.26
Second Amendment to Limited Guaranty, dated as of February 24, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.27
Third Amendment to Limited Guaranty, dated as of March 31, 2017, made by Blackstone Mortgage Trust, Inc. in favor of Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.28
Fourth Amendment to Limited Guaranty, dated as of October 12, 2018, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.29
Fifth Amendment to Limited Guaranty, dated as of February 15, 2019, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 23, 2019 and incorporated herein by reference)

10.30
Sixth Amendment to Limited Guaranty, dated as of April 16, 2021, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.31
Seventh Amendment to Limited Guaranty, dated as of July 1, 2024, by and between Blackstone Mortgage Trust, Inc. and Citibank, N.A. (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2024 and incorporated herein by reference)

10.32
Guarantee Agreement, dated as of March 13, 2014, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, N.A. (filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 29, 2014 and incorporated herein by reference)

10.33
First Amendment to Guarantee Agreement, dated as of July 17, 2014, between Blackstone Mortgage Trust, Inc., and Wells Fargo Bank, N.A. (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2024 and incorporated herein by reference)

10.34
Amended and Restated Master Repurchase and Securities Contract, dated as of April 4, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.35
Amendment No. 1 to Amended and Restated Master Repurchase and Securities Contract, dated as of October 23, 2014, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.36
Amendment No. 2 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2015 and incorporated herein by reference)

10.37
Amendment No. 3 to Amended and Restated Master Repurchase and Securities Contract, dated as of April 14, 2015, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.38
Amendment No. 4 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2016 and incorporated herein by reference)

10.39
Amendment No. 5 to Amended and Restated Master Repurchase and Securities Contract, dated June 30, 2016, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.40
Amendment No. 6 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.41
Amendment No. 7 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 31, 2017, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 25, 2017 and incorporated herein by reference)

10.42
Amendment No. 8 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2018 and incorporated herein by reference)

10.43
Amendment No. 9 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 21, 2018, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K (File No. 1-14788) filed on February 12, 2019 and incorporated herein by reference)

10.44
Amendment No. 10 to Amended and Restated Master Repurchase and Securities Contract, dated as of November 13, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.45
Amendment No. 11 to Amended and Restated Master Repurchase and Securities Contract, dated as of December 23, 2019, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.46
Amendment No. 12 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2020, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2020 and incorporated herein by reference)

10.47
Amendment No. 13 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 12, 2021, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.48
Amendment No. 14 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 11, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 27, 2022 and incorporated herein by reference)

10.49
Amendment No. 15 to Amended and Restated Master Repurchase and Securities Contract, dated as of June 29, 2022, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.50
Amendment No. 16 to Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2023, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 26, 2023 and incorporated herein by reference)

10.51
Amendment No. 17 to the Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2024, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 24, 2024 and incorporated herein by reference)

10.52
Amended and Restated Guarantee Agreement, dated as of June 30, 2015, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2015 and incorporated herein by reference)

10.53
Acknowledgement of Guarantor, dated as of June 30, 2016, made by Blackstone Mortgage Trust, Inc. in favor of Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2016 and incorporated herein by reference)

10.54
Term Loan Credit Agreement, dated as of April 23, 2019, among Blackstone Mortgage Trust, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and JP Morgan Chase Bank, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Bank Plc, Deutsche Bank Securities Inc. and Blackstone Advisory Partners LP, as Joint Lead Arrangers and Joint Bookrunners (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.55
First Amendment to Term Loan Credit Agreement, dated as of November 19, 2019, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.56
Second Amendment to Term Loan Credit Agreement, dated as of May 20, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.57
Third Amendment to Term Loan Credit Agreement, dated as of June 11, 2020, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.58
Fourth Amendment to Term Loan Credit Agreement, dated as of February 19, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on April 28, 2021 and incorporated herein by reference)

10.59
Fifth Amendment to Term Loan Credit Agreement, dated as of June 21, 2021, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 28, 2021 and incorporated herein by reference)

10.60
Sixth Amendment to Term Loan Credit Agreement, dated as of May 9, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.61
Seventh Amendment to Term Loan Credit Agreement, dated as of November 4, 2022, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.53 to the Registrant's Annual Report on Form 10-K (File No. 1-14788) filed on February 8, 2023 and incorporated herein by reference)

10.62
Eighth Amendment to Term Loan Credit Agreement, dated as of June 7, 2023, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2023 and incorporated herein by reference)

10.63
Ninth Amendment to Term Loan Credit Agreement, dated as of September 13, 2024, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 23, 2024 and incorporated herein by reference)

10.64
Tenth Amendment to Term Loan Credit Agreement, dated as of December 10, 2024, by and among Blackstone Mortgage Trust, Inc., the subsidiary guarantors party thereto, each lender party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 Current Report on Form 8-K (File No. 1-14788) filed on December 11, 2024 and incorporated herein by reference)

10.65
Loan Guaranty, entered into as of April 23, 2019, by and among the subsidiary guarantors and other persons from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.66
Pledge and Security Agreement, entered into as of April 23, 2019, by and among Blackstone Mortgage Trust, Inc., the grantors from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 29, 2020 and incorporated herein by reference)

10.67
Master Repurchase Agreement, dated as of May 31, 2022, by and between Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, Gloss Finco 1, LLC and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.68
First Amendment to Master Repurchase Agreement, dated as of August 22, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 1-14788) filed on October 26, 2022 and incorporated herein by reference)

10.69
Second Amendment to Master Repurchase Agreement, dated as of December 23, 2022, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.61 to the Registrant's Annual Report on Form 10-K (File No. 1-14788) filed on February 8, 2023 and incorporated herein by reference)

10.70
Third Amendment to Master Repurchase Agreement, dated as of May 31, 2023, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 1-14788) filed on July 26, 2023 and incorporated herein by reference)

10.71
Fourth Amendment to Master Repurchase Agreement, dated as of November 22, 2023, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.64 to the Registrant’s Annual Report on Form 10-K (file No. 1-14788) filed on February 14, 2024 and incorporated herein by reference)

10.72
Fifth Amendment to Master Repurchase Agreement, dated as of April 10, 2024, by and among Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex 3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD, and Gloss Finco 1, LLC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 24, 2024 and incorporated herein by reference)

10.73
Guaranty, dated as of May 31, 2022, made by Blackstone Mortgage Trust, Inc., for the benefit of Parlex 3 USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company and Parlex 3A SEK IE Issuer Designated Activity Company (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on July 27, 2022 and incorporated herein by reference)

10.74
First Amendment to Guaranty, dated as of July 17, 2024, by and between Blackstone Mortgage Trust, Inc, Parlex 3A USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex 3A EUR IE Issuer Designated Activity Company, and Parlex 3A SEK IE Issuer Designated Activity Company, Perpetual Corporate Trust Limited As Trustee of the Parlex 2022-1 Issuer Trust, Barclays Bank PLC, Silver Holdco I, LLC and Silver Holdco II, LLC, 345-50 Partners, LLC, 345-40 Partners, LLC, 345-2 Partners, LLC, 42-16 Partners, LLC, and U.S. Bank Trustees Limited (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (file No. 1-14788) filed on October 23, 2024 and incorporated herein by reference)

19.1	*	Securities Trading Policy and Procedures

21.1	*	Subsidiaries of Blackstone Mortgage Trust, Inc.

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	+	Incentive Compensation Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (file No. 1-14788) filed on February 14, 2024 and incorporated herein by reference)

99.1	*	Section 13(r) Disclosure

101.INS	++	XBRL Instance Document—the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	++	Inline XBRL Taxonomy Extension Schema Document

101.CAL	++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	++	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	++	Inline XBRL Taxonomy Extension Definition Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
+	This document has been identified as a management contract or compensatory plan or arrangement.
++	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise
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

BLACKSTONE MORTGAGE TRUST, INC.

February 12, 2025	By:	/s/ Katharine A. Keenan
Date		Katharine A. Keenan Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

February 12, 2025	/s/ Timothy S. Johnson
Date	Timothy S. Johnson, Chairperson of the Board of Directors

February 12, 2025	/s/ Katharine A. Keenan
Date	Katharine A. Keenan Chief Executive Officer and Director (Principal Executive Officer)

February 12, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr. Chief Financial Officer (Principal Financial Officer)

February 12, 2025	/s/ Marcin Urbaszek
Date	Marcin Urbaszek Deputy Chief Financial Officer (Principal Accounting Officer)

February 12, 2025	/s/ Leonard W. Cotton
Date	Leonard W. Cotton, Director

February 12, 2025	/s/ Nnenna J. Lynch
Date	Nnenna J. Lynch, Director

February 12, 2025	/s/ Michael B. Nash
Date	Michael B. Nash, Director

February 12, 2025	/s/ Henry N. Nassau
Date	Henry N. Nassau, Director

February 12, 2025	/s/ Gilda Perez-Alvarado
Date	Gilda Perez-Alvarado, Director

February 12, 2025	/s/ Lynne B. Sagalyn
Date	Lynne B. Sagalyn, Director

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
To the Stockholders and the Board of Directors of
Blackstone Mortgage Trust, Inc.
New York, New York

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Blackstone Mortgage Trust, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Allocation of Purchase Price for Real Estate Owned – Refer to Notes 2 and 4 in the Financial Statements

Critical Audit Matter Description

The Company has acquired legal title or otherwise consolidated seven real estate owned assets, for an aggregate acquisition date fair value of $645.7 million during 2024. Accordingly, the purchase price paid for assets acquired and liabilities assumed was allocated, based on fair value, to building, land, furniture, fixtures, and equipment, site and tenant improvements, in-place leases, above and below market leases, other intangible assets and liabilities and other tangible assets and liabilities. The method for determining fair value varied depending on the type of real estate investment and associated assets acquired and liabilities assumed and involved management making significant estimates related to assumptions such as future cash flows, capitalization rates, discount rates, and sales comparables.

We identified the allocation of purchase price as a critical audit matter because of the significant estimates management makes to determine the fair value of assets acquired and liabilities assumed. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the relative fair value of assets acquired and liabilities assumed by the Company included the following, among others:

•We tested the effectiveness of controls over management’s critical assumptions including:
◦The selection of the methods and valuation techniques used to determine that fair value is appropriate and consistent with industry standards.

◦The assumptions for allocating the purchase price to tangible and intangible assets and liabilities.

•We held discussions with the Company’s management and evaluated Company-prepared analyses to assess the reasonableness of the accounting treatment as an asset acquisition as opposed to a business combination.

•We obtained and evaluated the third-party purchase price allocation report along with relevant supporting documentation, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, costs to replace certain assets, and significant assumptions used in the cash flow models, including testing the mathematical accuracy of the calculation and comparing the key inputs used in the projections to external market sources.

•We tested the reasonableness of management's capitalization and discount rates by comparing the assumptions used to external market sources.

•We tested the reasonableness of management's projections of the property's net operating income by comparing the assumptions used in the projections to external market sources, executed lease agreements, historical data, and results from other areas of the audit.

/s/ Deloitte & Touche LLP
New York, New York
February 12, 2025
We have served as the Company’s auditor since 2013

Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$323,483	$350,014
Loans receivable	19,047,518	23,787,012
Current expected credit loss reserve	(733,936)	(576,936)
Loans receivable, net	18,313,582	23,210,076
Real estate owned, net	588,185	—
Investments in unconsolidated entities	4,452	—
Other assets	572,253	476,088
Total Assets	$19,801,955	$24,036,178
Liabilities and Equity
Secured debt, net	$9,696,334	$12,683,095
Securitized debt obligations, net	1,936,956	2,505,417
Asset-specific debt, net	1,224,841	1,000,210
Loan participations sold, net	100,064	337,179
Term loans, net	1,732,073	2,101,632
Senior secured notes, net	771,035	362,763
Convertible notes, net	263,616	295,847
Other liabilities	282,847	362,531
Total Liabilities	16,007,766	19,648,674
Commitments and contingencies (Note 22)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 172,792,094 and 173,209,933 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,728	1,732
Additional paid-in capital	5,511,053	5,507,459
Accumulated other comprehensive income	8,268	9,454
Accumulated deficit	(1,733,741)	(1,150,934)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,787,308	4,367,711
Non-controlling interests	6,881	19,793
Total Equity	3,794,189	4,387,504
Total Liabilities and Equity	$19,801,955	$24,036,178

Note: The consolidated balance sheets as of December 31, 2024 and 2023 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of December 31, 2024 and 2023, assets of the consolidated VIEs totaled $2.4 billion and $3.0 billion, respectively, and liabilities of the consolidated VIEs totaled $2.0 billion and $2.5 billion, respectively. Refer to Note 20 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Income from loans and other investments
Interest and related income	$1,769,043	$2,037,621	$1,338,954
Less: Interest and related expenses	1,289,972	1,366,956	710,904
Income from loans and other investments, net	479,071	670,665	628,050
Revenue from real estate owned	13,040	—	—
Gain on extinguishment of debt	5,352	4,616	—
Other income	1,064	—	—
Total net revenues	498,527	675,281	628,050
Expenses
Management and incentive fees	74,792	119,089	110,292
General and administrative expenses	53,922	51,143	52,193
Expenses from real estate owned	22,060	—	—
Other expenses	5,663	—	—
Total expenses	156,437	170,232	162,485
Increase in current expected credit loss reserve	(538,801)	(249,790)	(211,505)
Loss from unconsolidated entities	(2,748)	—	—
(Loss) income before income taxes	(199,459)	255,259	254,060
Income tax provision	2,374	5,362	3,003
Net (loss) income	(201,833)	249,897	251,057
Net income attributable to non-controlling interests	(2,255)	(3,342)	(2,415)
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(204,088)	$246,555	$248,642
Net (loss) income per share of common stock, basic and diluted	$(1.17)	$1.43	$1.46
Weighted-average shares of common stock outstanding, basic and diluted	173,782,523	172,672,038	170,631,410

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(201,833)	$249,897	$251,057
Other comprehensive (loss) income
Unrealized (loss) gain on foreign currency translation	(89,460)	75,339	(171,652)
Realized and unrealized gain (loss) on derivative financial instruments	88,274	(75,907)	173,366
Other comprehensive (loss) income	(1,186)	(568)	1,714
Comprehensive (loss) income	(203,019)	249,329	252,771
Comprehensive income attributable to non-controlling interests	(2,255)	(3,342)	(2,415)
Comprehensive (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(205,274)	$245,987	$250,356
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	$1,682	$5,373,029	$8,308	$(794,832)	$4,588,187	$30,524	$4,618,711
Adoption of ASU 2020-06	—	(2,431)	—	1,954	(477)	—	(477)
Shares of class A common stock issued, net	23	70,628	—	—	70,651	—	70,651
Restricted class A common stock earned	12	32,712	—	—	32,724	—	32,724
Dividends reinvested	—	1,176	—	—	1,176	—	1,176
Deferred directors’ compensation	—	690	—	—	690	—	690
Net income	—	—	—	248,642	248,642	2,415	251,057
Other comprehensive income	—	—	1,714	—	1,714	—	1,714
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(424,513)	(424,513)	—	(424,513)
Contributions from non-controlling interests	—	—	—	—	—	5,040	5,040
Distributions to non-controlling interests	—	—	—	—	—	(12,573)	(12,573)
Balance at December 31, 2022	$1,717	$5,475,804	$10,022	$(968,749)	$4,518,794	$25,406	$4,544,200
Restricted class A common stock earned	15	29,960	—	—	29,975	—	29,975
Dividends reinvested	—	1,015	—	—	1,015	—	1,015
Deferred directors’ compensation	—	680	—	—	680	—	680
Net income	—	—	—	246,555	246,555	3,342	249,897
Other comprehensive loss	—	—	(568)		(568)	—	(568)
Dividends declared on common stock and deferred stock units, $2.48 per share	—	—	—	(428,740)	(428,740)	—	(428,740)
Distributions to non-controlling interests	—	—	—	—	—	(8,955)	(8,955)
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Repurchases of class A common stock	(16)	(29,217)	—	—	(29,233)	—	(29,233)
Restricted class A common stock earned	12	30,957	—	—	30,969	—	30,969
Dividends reinvested	—	995	—	—	995	—	995
Deferred directors’ compensation	—	859	—	—	859	—	859
Net (loss) income	—	—	—	(204,088)	(204,088)	2,255	(201,833)
Other comprehensive loss	—	—	(1,186)	—	(1,186)	—	(1,186)
Dividends declared on common stock and deferred stock units, $2.18 per share	—	—	—	(378,719)	(378,719)	—	(378,719)
Contributions from non-controlling interests	—	—	—	—	—	1,245	1,245
Distributions to non-controlling interests	—	—	—	—	—	(16,412)	(16,412)
Balance at December 31, 2024	$1,728	$5,511,053	$8,268	$(1,733,741)	$3,787,308	$6,881	$3,794,189
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net (loss) income	$(201,833)	$249,897	$251,057
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Non-cash compensation expense	31,828	30,655	33,414
Amortization of deferred fees on loans and debt securities	(64,133)	(78,428)	(81,748)
Amortization of deferred financing costs and premiums/discounts on debt obligations	42,955	54,264	50,020
Payment-in-kind interest, net of interest received	(16,660)	(2,865)	—
Increase in current expected credit loss reserve	538,801	249,790	211,505
Straight-line rental income	151	—	—
Gain on extinguishment of debt	(5,352)	(4,616)	—
Depreciation and amortization of real estate owned	9,407	—	—
Loss from unconsolidated entities	2,748	—	—
Unrealized loss on assets denominated in foreign currencies, net	—	—	(31)
Unrealized (gain) loss on derivative financial instruments, net	(2,075)	2,769	(4,339)
Realized gain on derivative financial instruments, net	(9,987)	(28,202)	(15,609)
Changes in assets and liabilities, net
Other assets	45,170	(20,666)	(106,372)
Other liabilities	(4,567)	6,243	58,928
Net cash provided by operating activities	366,453	458,841	396,825
Cash flows from investing activities
Principal fundings of loans receivable	(1,356,208)	(1,344,130)	(6,810,218)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable and debt securities	4,790,510	2,840,467	3,254,595
Origination and other fees received on loans receivable	31,693	17,992	74,930
Payments under derivative financial instruments	(150,027)	(233,544)	(23,057)
Receipts under derivative financial instruments	90,221	163,682	353,325
Collateral deposited under derivative agreements	(191,780)	(352,120)	(217,220)
Return of collateral deposited under derivative agreements	290,470	351,730	114,110
Investment in unconsolidated entities	(7,200)	—	—
Capital expenditures on real estate owned	(590)	—	—
Net cash provided by (used in) investing activities	3,497,089	1,444,077	(3,253,535)

continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from financing activities
Borrowings under secured debt	$1,433,578	$1,636,899	$5,282,882
Repayments under secured debt	(4,176,428)	(2,742,450)	(3,578,806)
Repayments of securitized debt obligations	(666,004)	(166,027)	(182,084)
Borrowings under asset-specific debt	224,014	292,019	770,665
Repayments under asset-specific debt	—	(239,037)	(208,644)
Proceeds from sale of loan participations	—	100,692	245,278
Repayments of loan participations	(235,960)	—	—
Net proceeds from term loan borrowings	646,750	—	807,750
Repayments and repurchases of term loans	(1,020,785)	(21,997)	(17,053)
Proceeds from issuance of senior secured notes	450,000	—	—
Repurchases of senior secured notes	(27,222)	(28,945)	—
Net proceeds from issuance of convertible notes	—	—	294,000
Repayments and repurchases of convertible notes	(31,424)	(220,000)	(402,500)
Payment of deferred financing costs	(30,787)	(23,215)	(45,996)
Contributions from non-controlling interests	1,245	—	5,040
Distributions to non-controlling interests	(16,412)	(8,955)	(12,573)
Net proceeds from issuance of class A common stock	—	—	70,651
Dividends paid on class A common stock	(404,016)	(426,927)	(421,386)
Repurchases of class A common stock	(29,233)	—	—
Net cash used in financing activities	(3,882,684)	(1,847,943)	2,607,224
Net (decrease) increase in cash and cash equivalents	(19,142)	54,975	(249,486)
Cash and cash equivalents at beginning of year	350,014	291,340	551,154
Effects of currency translation on cash and cash equivalents	(7,389)	3,699	(10,328)
Cash and cash equivalents at end of year	$323,483	$350,014	$291,340
Supplemental disclosure of cash flows information
Payments of interest	$(1,261,379)	$(1,292,598)	$(608,259)
Payments of income taxes	$(4,483)	$(6,668)	$(676)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(81,214)	$(107,390)	$(106,455)
Loan principal payments held by servicer, net	$109,457	$48,287	$7,425
Transfer of senior loan to real estate owned	$590,937	$—	$—
Assumption of other assets and liabilities related to real estate owned	$168,249	$—	$—
Accrued capital expenditures on real estate owned	$1,176	$—	$—

See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us” or “our” refer to Blackstone Mortgage Trust, Inc., a Maryland corporation, and its subsidiaries unless the context specifically requires otherwise.
Blackstone Mortgage Trust is a real estate finance company that originates, acquires, and manages senior loans and other debt or credit-oriented investments collateralized by or relating to commercial real estate in North America, Europe, and Australia. Our portfolio is composed primarily of senior loans secured by high-quality, institutional assets located in major markets, and sponsored by experienced, well-capitalized real estate investment owners and operators. We finance our investments in a variety of ways, including borrowing under our credit facilities, issuing collateralized loan obligations, or CLOs, or single-asset securitizations, asset-specific financings, syndicating senior loan participations, and corporate financing, depending on our view of the most prudent financing option available for each of our investments. We are externally managed by BXMT Advisors L.L.C., or our Manager, a subsidiary of Blackstone Inc., or Blackstone, and are a real estate investment trust, or REIT, traded on the New York Stock Exchange, or NYSE, under the symbol “BXMT.” Our principal executive offices are located at 345 Park Avenue, 24th Floor, New York, New York 10154.
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
Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have an interest with the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when we control the entity through a majority voting interest or other means.
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as a component of total equity. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.
When the requirements for consolidation are not met and we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Investments in unconsolidated entities are initially recorded at cost and subsequently adjusted for our pro-rata share of net income, contributions and distributions.
We review our investments in unconsolidated entities for impairment each quarter or when there is an event or change in circumstances that indicates a decrease in value. If there is a decrease in value due to a series of operating losses or other factors, the investment is evaluated to determine if the loss in value is considered other than temporary. Although a current fair value below the carrying value of the investment is an indicator of impairment, we will only recognize an impairment if the loss in value is determined to be an other than temporary impairment. If an impairment is determined to be other than temporary, we will record an impairment charge sufficient to reduce the investment’s carrying value to its fair value, which would result in a new cost basis. This new cost basis will be used for future periods when recording subsequent income or loss and cannot be written up to a higher value as a result of increases in fair value.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
In 2024, we entered into a joint venture, which we refer to as our Net Lease Joint Venture, with a Blackstone-advised investment vehicle to invest in triple net lease properties. We do not consolidate the Net Lease Joint Venture as we do not have a controlling financial interest. Our investment in the Net Lease Joint Venture is accounted for under the equity method, and is recorded in investment in unconsolidated entities on our consolidated balance sheets, and our pro-rata share of income (loss) is recorded in Income (loss) from unconsolidated entities on our consolidated statements of operations.
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both December 31, 2024 and 2023, we had no restricted cash on our consolidated balance sheets.
Through our subsidiaries, we have oversight of certain servicing accounts held with third-party servicers, or Servicing Accounts, which relate to borrower escrows and other cash balances aggregating $482.2 million and $640.6 million as of December 31, 2024 and 2023, respectively. This cash is maintained in segregated bank accounts, and these amounts are not included in the assets and liabilities presented in our consolidated balance sheets. Cash in these Servicing Accounts will be transferred by the respective third-party servicer to the borrower or us under the terms of the applicable loan agreement upon occurrence of certain future events. We do not generate any revenue or incur any expenses as a result of these Servicing Accounts.
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
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through November 30, 2024. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of December 31, 2024.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
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
As of December 31, 2024, we had seven REO assets which were all classified as held for investment.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into an agreement with M&T Realty Capital Corporation, or MTRCC, a subsidiary of M&T Bank, that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms, or the Agency Multifamily Lending Partnership. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program.
Revenue Recognition
For loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs, we recognize our allocable portion of origination, servicing, and other fees in other income when we have satisfied our performance obligations in accordance with the "Revenue from Contracts with Customers" Topic of the FASB, or ASC 606. Our performance obligations are generally satisfied when the loan is referred by us to MTRCC and subsequently originated and sold under the Fannie Mae and Freddie Mac programs. A portion of the fees recognized, such as servicing fees, are variable and will be reevaluated for collectability on a recurring basis.
Loss-sharing Agreement
Pursuant to our agreement with MTRCC, we are subject to a loss-sharing obligation with respect to MTRCC’s obligation to partially guarantee the performance of loans that they originate and sell under the Fannie Mae program. This loss-sharing agreement requires us to fund a fixed amount of cash into a segregated account based on the amount MTRCC is required to fund under the Fannie Mae program, with respect to loans we referred to MTRCC.
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. Our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the Fannie Mae program was $3.5 million as of December 31, 2024, and we have recorded a related liability of $20,000 as of December 31, 2024. We had no loss-sharing obligations or related liabilities as of December 31, 2023. There have been no losses incurred as a result of the loss-sharing obligations.
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
Certain of our other assets are reported at fair value, as of quarter-end, either (i) on a recurring basis or (ii) on a nonrecurring basis, as a result of impairment or other events. Our assets that are recorded at fair value are discussed further in Note 19. We generally value our assets recorded at fair value by either (i) discounting expected cash flows based on assumptions regarding the collection of principal and interest and estimated market rates, or (ii) obtaining assessments from third-parties. For collateral-dependent loans that are identified as impaired, we measure impairment by comparing our estimation of the fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors.
As of December 31, 2024, we had an aggregate $580.7 million asset-specific CECL reserve related to 13 of our loans receivable with an aggregate amortized cost basis of $1.8 billion, net of cost-recovery proceeds. The CECL reserve was

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of December 31, 2024. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs used include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.00% to 8.55%, and the unlevered discount rate, which ranged from 7.72% to 15.00%.
In the year ended December 31, 2024, we acquired legal title or otherwise consolidated seven REO assets. At the time of each acquisition or consolidation, we determined the fair value of each real estate asset based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The REO assets were measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The significant unobservable inputs used include the exit capitalization rate assumptions used to forecast the future sale price of the assets, which ranged from 6.00% to 8.00%, as well as the discount rate, which ranged from 7.50% to 10.00%. Refer to Note 4 and Note 19 for additional information.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Income Taxes
Our financial results generally do not reflect provisions for current or deferred income taxes on our REIT taxable income. We believe that we operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, we generally do not expect to pay substantial corporate level taxes other than those payable by our taxable REIT subsidiaries. If we were to fail to meet these requirements, we may be subject to federal, state, and local income tax on current and past income, and penalties. Refer to Note 17 for additional information.
Stock-Based Compensation
Our stock-based compensation consists of awards issued to our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors that vest over the life of the awards, as well as deferred stock units issued to certain members of our board of directors. Stock-based compensation expense is recognized for these awards in net income on a variable basis over the applicable vesting period of the awards, based on the value of our class A common stock. Refer to Note 18 for additional information.
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
Diluted earnings per share, or Diluted EPS, is determined using the if-converted method, and is based on (i) the net earnings, adjusted for interest expense incurred on our convertible notes during the relevant period, net of incentive fees, allocable to our class A common stock, including restricted class A common stock and deferred stock units, divided by (ii) the weighted-average number of shares of our class A common stock, including restricted class A common stock, deferred stock units, and shares of class A common stock issuable under our convertible notes. Refer to Note 15 for additional discussion of earnings per share.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued Account Standards Update, or ASU, 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,”, or ASU 2024-04. ASU 2024-04 clarifies the accounting treatment for settlement of a convertible debt instrument as an induced conversion. ASU 2024-04 is effective on a prospective basis, with the option for retrospective application, for fiscal years beginning after December 15, 2025.We have not early adopted ASU 2024-04 and do not expect the adoption of ASU 2024-04 to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU, 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,”, or ASU 2024-03. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period. ASU 2024-03 is effective on either a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026, for interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. We have not early adopted ASU 2024-03 and do not expect the adoption of ASU 2024-03 to have a material impact on our consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on an entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We have not early adopted ASU 2023-09 and do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements. See Note 23 for the required disclosures.
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	December 31, 2024	December 31, 2023
Number of loans	130	178
Principal balance	$19,203,126	$23,923,719
Net book value	$18,313,582	$23,210,076
Unfunded loan commitments(1)	$1,263,068	$2,430,664
Weighted-average cash coupon(2)	+ 3.46%	+ 3.37%
Weighted-average all-in yield(2)	+ 3.78%	+ 3.71%
Weighted-average maximum maturity (years)(3)	2.1	2.5

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of December 31, 2024, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. As of December 31, 2023, 99% of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR and the remaining 1% of our loans earned a fixed rate of interest. Floating rate exposure as of December 31, 2023 includes an interest rate swap we entered into with a notional amount of $229.9 million that effectively converted certain of our fixed rate loan exposure to floating rate exposure. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of December 31, 2024, 10% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty. As of December 31, 2023, 14% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 86% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table details the index rate floors for our loans receivable portfolio as of December 31, 2024 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$61,750	$—	$61,750
0.00% or no floor(2)	3,764,292	4,604,726	8,369,018
0.01% to 1.00% floor	3,928,566	372,619	4,301,185
1.01% to 2.00% floor	1,570,804	905,095	2,475,899
2.01% to 3.00% floor	2,049,477	508,068	2,557,545
3.01% or more floor	1,247,235	190,494	1,437,729
Total(3)	$12,622,124	$6,581,002	$19,203,126

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, and Swiss Franc currencies.
(2)Includes all impaired loans.
(3)As of December 31, 2024, the weighted-average index rate floor of our loans receivable principal balance was 1.02%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was 1.63%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2022	$25,160,343	$(142,463)	$25,017,880
Loan fundings	1,344,130	—	1,344,130
Loan repayments, sales, and cost-recovery proceeds	(2,871,423)	(52,978)	(2,924,401)
Payment-in-kind interest, net of interest received	2,865	—	2,865
Unrealized gain (loss) on foreign currency translation	287,804	(1,702)	286,102
Deferred fees and other items	—	(17,992)	(17,992)
Amortization of fees and other items	—	78,428	78,428
Loans Receivable, as of December 31, 2023	$23,923,719	$(136,707)	$23,787,012
Loan fundings	1,356,208	—	1,356,208
Loan repayments, sales, and cost-recovery proceeds	(4,663,293)	(87,993)	(4,751,286)
Charge-offs	(419,849)	35,246	(384,603)
Transfer to real estate owned	(590,937)	—	(590,937)
Transfer to other assets, net(2)	(70,248)	—	(70,248)
Payment-in-kind interest, net of interest received	16,660	—	16,660
Unrealized (loss) gain on foreign currency translation	(349,134)	1,406	(347,728)
Deferred fees and other items	—	(31,693)	(31,693)
Amortization of fees and other items	—	64,133	64,133
Loans Receivable, as of December 31, 2024	$19,203,126	$(155,608)	$19,047,518
CECL reserve			(733,936)
Loans Receivable, net, as of December 31, 2024			$18,313,582

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to: (i) intangible and other assets recorded in connection with loans that were transferred to REO, net of any liabilities recorded upon acquisition, if any; (ii) a loan that was partially satisfied through the issuance of a note receivable; and (iii) proceeds from loan repayments that are held in escrow, all of which are included within other assets in our consolidated balance sheets. See Note 6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio ($ in thousands):

December 31, 2024
Property Type	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
Office	41	$7,386,333	$7,740,932	$5,729,418	33%
Multifamily	50	5,091,767	5,309,345	4,934,364	29
Hospitality	16	2,768,374	2,812,485	2,663,349	16
Industrial	11	2,030,627	2,039,069	2,000,831	12
Retail	5	555,553	585,221	532,069	3
Life Sciences / Studio	3	342,817	560,564	337,687	2
Other	4	872,047	872,923	836,585	5
Total loans receivable	130	$19,047,518	$19,920,539	$17,034,303	100%
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

Geographic Location	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	44	$4,520,632	$4,663,498	$4,084,242	24%
Northeast	21	4,614,582	4,673,581	3,452,961	20
West	21	1,865,382	2,549,329	1,746,309	10
Midwest	10	997,156	1,006,613	820,858	5
Northwest	4	432,644	435,526	432,794	3
Subtotal	100	12,430,396	13,328,547	10,537,164	62
International
United Kingdom	16	2,916,145	2,877,609	2,839,096	17
Ireland	3	1,050,276	1,055,131	1,048,329	6
Australia	3	920,182	925,106	923,507	5
Spain	3	785,368	786,576	744,287	4
Sweden	1	429,084	430,416	429,724	2
Other Europe	3	455,417	456,102	451,245	4
Other International	1	60,650	61,052	60,951	—
Subtotal	30	6,617,122	6,591,992	6,497,139	38
Total loans receivable	130	$19,047,518	$19,920,539	$17,034,303	100%
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2024, which is our total loan exposure net of (i) $817.5 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $106.7 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $733.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value, total loan exposure, and net loan exposure balances based on our internal risk ratings ($ in thousands):

	December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	11	$1,919,280	$1,921,416	$994,056
2	21	3,346,881	3,354,857	3,349,347
3	65	9,246,692	9,462,122	8,818,346
4	20	2,707,104	3,245,102	2,622,877
5	13	1,827,561	1,937,042	1,249,677
Total loans receivable	130	$19,047,518	$19,920,539	$17,034,303
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

	December 31, 2023
Risk Rating	Number of Loans	Net Book Value	Total Loan Exposure(1)	Net Loan Exposure(2)
1	15	$763,101	$811,217	$763,223
2	36	6,143,184	6,618,319	5,095,395
3	99	12,277,518	12,573,282	11,964,620
4	15	2,725,930	3,036,837	2,668,025
5	13	1,877,279	1,931,373	1,460,725
Total loans receivable	178	$23,787,012	$24,971,028	$21,951,988
CECL reserve		(576,936)
Loans receivable, net		$23,210,076

(1)Total loan exposure reflects our aggregate exposure to each loan investment. As of December 31, 2024, total loan exposure, includes (i) loans with an outstanding principal balance of $19.2 billion that are included in our consolidated financial statements, (ii) $817.5 million of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. As of December 31, 2023, total loan exposure, includes (i) loans with an outstanding principal balance of $23.9 billion that are included in our consolidated financial statements (ii) $1.1 billion of non-consolidated senior interests in loans we have sold, which are not included in our consolidated financial statements, and excludes (iii) $100.9 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold.
(2)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31, 2024, which is our total loan exposure net of (i) $817.5 million of non-consolidated senior interests, (ii) $1.2 billion of asset-specific debt, (iii) $106.7 million of cost-recovery proceeds, and (iv) our total loans receivable CECL reserve of $733.9 million. Our net loan exposure as of December 31, 2023 is our total loan exposure net of (i) $1.1 billion of non-consolidated senior interests, (ii) $1.0 billion of asset-specific debt, (iii) $236.8 million of senior loan participations sold, and (iv) $53.0 million of cost-recovery proceeds, and (v) our total loans receivable CECL reserve of $576.9 million. Our non-consolidated senior interests, asset-specific debt, and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0 as of both December 31, 2024 and 2023, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the years ended December 31, 2024 and 2023 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
Increase (decrease) in CECL reserves	1,722	(5,419)	(2,284)	547,584	541,603
Charge-offs of CECL reserves	—	—	—	(384,603)	(384,603)
CECL reserves as of December 31, 2024	80,057	26,141	47,087	580,651	733,936

CECL reserves as of December 31, 2022	$67,880	$22,519	$45,960	$189,778	$326,137
Increase in CECL reserves	10,455	9,041	3,411	227,892	250,799
CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the year ended December 31, 2024, we recorded a net increase of $157.0 million in the CECL reserves against our loans receivable portfolio, due to a $541.6 million increase in CECL reserves, offset by charge-offs of our CECL reserves of $384.6 million, bringing our total loans receivable CECL reserve to $733.9 million as of December 31, 2024. This increase primarily relates to six additional loans that were impaired but not resolved during the year ended December 31, 2024, all of which were secured by office buildings. The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. This increase in the CECL reserves were partially offset by the resolution and charge-off of the CECL reserves on 13 impaired loans during the year ended December 31, 2024. Additionally, the income accrual was suspended on one additional loan that was impaired during the three months ended December 31, 2024, as the recovery of income and principal was doubtful. During the three months ended December 31, 2024, we recorded $3.0 million of interest income on this loan. In addition, our general CECL reserves decreased primarily as a result of loan repayments reducing the size of our portfolio during the year ended December 31, 2024. The $384.6 million of charge-offs primarily related to the 13 previously impaired loans that were resolved during the year ended December 31, 2024.
As of December 31, 2024, we had an aggregate $580.7 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.8 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of December 31, 2024. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the year ended December 31, 2024, we received an aggregate $88.0 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of December 31, 2024, one of our performing loans with an amortized cost basis of $195.0 million, inclusive of a $50.0 million junior loan participation sold, was past its current maturity date, was less than 90 days past due on its interest payment, and had a risk rating of “3.” This loan was not impaired as of December 31, 2024 as the estimated fair value of the underlying collateral exceeded our basis in the loan. As of December 31, 2024, all other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of December 31, 2024 and 2023, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
U.S. loans
1	$—	$—	$151,674	$245,289	$60,240	$1,381,858	$1,839,061
2	60,651	—	197,153	1,611,856	—	—	1,869,660
3	268,408	—	1,599,604	2,160,837	691,097	392,470	5,112,416
4	—	—	236,780	1,019,672	—	726,513	1,982,965
5	—	—	—	—	—	—	—
Total U.S. loans	$329,059	$—	$2,185,211	$5,037,654	$751,337	$2,500,841	$10,804,102
Non-U.S. loans
1	$—	$—	$—	$80,219	$—	$—	$80,219
2	—	—	500,104	787,660	87,629	101,828	1,477,221
3	—	—	594,740	1,126,698	—	1,332,805	3,054,243
4	—	—	—	—	—	198,389	198,389
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$—	$1,094,844	$1,994,577	$87,629	$1,633,022	$4,810,072
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	814,225	—	—	265,808	1,080,033
4	—	—	—	—	—	525,750	525,750
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$814,225	$—	$—	$791,558	$1,605,783
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	170,388	367,030	34,214	1,255,929	1,827,561
Total impaired loans	$—	$—	$170,388	$367,030	$34,214	$1,255,929	$1,827,561
Total loans receivable
1	$—	$—	$151,674	$325,508	$60,240	$1,381,858	$1,919,280
2	60,651	—	697,257	2,399,516	87,629	101,828	3,346,881
3	268,408	—	3,008,569	3,287,535	691,097	1,991,083	9,246,692
4	—	—	236,780	1,019,672	—	1,450,652	2,707,104
5	—	—	170,388	367,030	34,214	1,255,929	1,827,561
Total loans receivable	$329,059	$—	$4,264,668	$7,399,261	$873,180	$6,181,350	$19,047,518
CECL reserve							(733,936)
Loans receivable, net							$18,313,582

Gross charge-offs(2)	—	—	(52,045)	(255,005)	—	(77,553)	$(384,603)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the year ended December 31, 2024.

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Loan Modifications Pursuant to ASC 326
During the year ended December 31, 2024, we entered into seven loan modifications that require disclosure pursuant to ASC 326. Five of these loans were collateralized by office assets, one was collateralized by a hospitality asset, and one was collateralized by a mixed-use asset.
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of December 31, 2024, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
Two of the loan modifications included term extensions. For one of the loans, the modification included a term extension of 10 months. The other modification included a term extension of nine months. As of December 31, 2024, the aggregate amortized cost basis of these loans was $446.2 million, or 2.3% of our aggregate loans receivable portfolio, with an aggregate $23.9 million of unfunded commitments. These loans were performing pursuant to their modified contractual terms as of December 31, 2024, had risk ratings of “5” as of December 31, 2024, and have asset-specific CECL reserves.
The other five loan modifications included term extensions combined with other-than-insignificant payment delays and/or interest rate reductions. The first loan modification included a term extension of 2.5 years, and the loan was bifurcated into a separate senior loan and mezzanine loan. The senior loan is paying interest current while the mezzanine loan is paying interest in-kind. The second modification included a term extension of six months, an additional 3.00% exit fee and the interest rate increased by 4.00%. The third modification included a term extension of two years, a $34.5 million increase in our total loan commitment, and was converted to a fixed coupon rate of 15.00% with interest paid in-kind, inclusive of a senior portion of our loan that accrues interest at a floating rate of SOFR + 2.50%. We are accruing interest on the senior portion of the loan, and deferring interest income recognition on the remaining portion. The fourth loan modification included a term extension of five years, the borrower repaid $6.0 million of principal, and the loan was bifurcated into a separate senior loan and mezzanine loan. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the mezzanine loan that is paying interest in-kind. The fifth loan had a term extension of 4.8 years, the interest rate decreased by 0.10%, and the loan was bifurcated into a separate senior loan and mezzanine loan. The senior loan is paying interest partially current, and partially in-kind, while the mezzanine loan is paying interest in-kind. We are accruing interest on the portion of the senior loan that is paying current and a portion that is paid in-kind, and deferring interest income recognition on the remaining portion, including the entire mezzanine loan. As of December 31, 2024, the aggregate amortized cost basis of these loans was $509.8 million, or 2.7% of our aggregate loans receivable portfolio, with an aggregate $28.6 million of unfunded commitments. The loans were performing pursuant to their contractual terms as of December 31, 2024. As of December 31, 2024, four of these existing loans had a risk rating of “5,” and one of these existing loans had a risk rating of “4.” Of the three newly bifurcated senior loans, two loans had a risk rating of “4,” and one loan had a risk rating of “3.” The newly bifurcated mezzanine loans all had a risk rating of “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of December 31, 2024 and 2023, our Multifamily Joint Venture held $43.3 million and $612.9 million of loans, respectively, which are included in the loan disclosures above. As of December 31, 2024, our Multifamily Joint Venture also held a $32.4 million REO asset, which is included in the REO disclosures in Note 4. As of December 31, 2023, our Multifamily Joint Venture did not hold any REO assets. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. REAL ESTATE OWNED, NET
During the year ended December 31, 2024, we acquired seven REO assets through foreclosure or consolidation, for a total acquisition price of $645.7 million. We allocated $410.2 million to building and building improvements, $180.7 million to land and land improvements, $83.3 million to acquired intangible assets, and $28.5 million to other components of the purchase price. In aggregate, we charged off $228.4 million of CECL reserves relating to these loans, as the loans’ carrying value of $922.9 million at the time of acquisition exceeded the acquisition date fair value noted above. See Note 2 for additional discussion of REO.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The acquisition of seven REO assets during the year were accounted for as asset acquisitions under ASC Topic 805 “Business Combinations,” and upon acquisition we recognized each respective property as an REO asset held for investment. The following table presents the REO assets that were acquired during the year ended December 31, 2024 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
March 2024	Mountain View, CA	Office	$60,203
July 2024	San Antonio, TX	Multifamily	33,607
September 2024	Burlington, MA	Office	64,628
October 2024	Washington, DC	Office	107,016
December 2024	San Francisco, CA	Hospitality	201,530
December 2024	El Segundo, CA	Office	145,363
December 2024	Denver, CO	Office	33,337
Total			645,684
The following table presents the REO assets and liabilities included in our consolidated balance sheets ($ in thousands):

December 31, 2024
Assets
Building and building improvements	$410,546
Land and land improvements	181,083
Total	$591,629
Less: accumulated depreciation	(3,444)
Real estate owned, net	$588,185

Intangible real estate assets	$83,253
Less: accumulated amortization	(5,964)
Intangible real estate assets, net(1)	$77,289

Liabilities
Intangible real estate liabilities	$(1,420)
Less: accumulated amortization	1
Intangible real estate liabilities, net(2)	$(1,421)

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for additional information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for additional information.
We recognized revenue from real estate owned of $13.0 million during the year ended December 31, 2024, which is included in revenues from real estate owned in our consolidated statements of operations.
We recognized expenses from real estate owned of $22.1 million during the year ended December 31, 2024. These expenses consisted of $9.2 million of depreciation and amortization expense, and $12.8 million of other operating expenses. These expenses are included in expenses from real estate owned in our consolidated statements of operations. There was no income or expense recognized related to REO assets during the years ended December 31, 2023 and 2022.
As of December 31, 2023, we did not have any REO assets or liabilities.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of December 31, 2024. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included. ($ in thousands):

Future Minimum Rents
2025	$47,185
2026	35,141
2027	25,745
2028	19,579
2029	17,199
Thereafter	33,976
Total	$178,825

The following table presents the amortization of lease intangibles for the year ended December 31, 2024. There was no amortization of lease intangibles during the years ended December 31, 2023 and 2022 ($ in thousands):

Year Ended December 31,
2024
In-place lease intangibles(1)	$5,770
Above-market lease intangibles(2)	194
Below-market lease intangibles(2)	(1)
Total amortization of lease intangibles	5,963

(1)Included within expenses of real estate owned on our consolidated statements of operations.
(2)Included within revenue from real estate owned on our consolidated statements of operations.
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2025	$27,003	$4,973	$(330)
2026	13,645	2,950	(282)
2027	7,395	2,262	(254)
2028	4,525	1,781	(174)
2029	3,686	1,192	(138)
Thereafter	5,662	2,215	(243)
Total	$61,916	$15,373	$(1,421)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We hold one investment in the Net Lease Joint Venture, which is accounted for under the equity method of accounting, as our ownership interest in the joint venture does not meet the requirements for consolidation. As of December 31, 2024, the Net Lease Joint Venture did not hold any properties. Refer to Note 2 for additional details.
During the year ended December 31, 2024 we contributed $7.2 million to the joint venture, did not receive any distributions, and recorded a $2.7 million loss from unconsolidated entities in our consolidated statements of operations, which represents our share of start-up costs incurred. As of December 31, 2024, our investment in unconsolidated entities totaled $4.5 million. As of December 31, 2023, we had no investments in unconsolidated entities. There was no income or loss from unconsolidated entities for the years ended December 31, 2023 and 2022.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	December 31, 2024	December 31, 2023
Accrued interest receivable	$160,131	$214,835
Accounts receivable and other assets(1)	134,030	2,420
Loan portfolio payments held by servicer(2)	113,199	152,423
Real estate intangible assets, net	77,289	—
Derivative assets	72,454	1,890
Other real estate assets	9,338	—
Collateral deposited under derivative agreements	4,810	103,500
Prepaid expenses	1,002	1,020
Total	$572,253	$476,088

(1)Includes $95.5 million of cash collateral held by our CLOs that will be subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities.
(2)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date that were remitted to us during the subsequent remittance cycle.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	December 31, 2024	December 31, 2023
Accrued dividends payable	$81,214	$107,390
Accrued interest payable	77,855	97,820
Other real estate liabilities	72,018	—
Accrued management and incentive fees payable	18,534	26,342
Accounts payable and other liabilities	13,834	7,265
Current expected credit loss reserves for unfunded loan commitments(1)	10,412	15,371
Derivative liabilities	5,238	94,817
Secured debt repayments pending servicer remittance(2)	3,742	13,526
Total	$282,847	$362,531

(1)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of December 31, 2024, we had aggregate unfunded commitments of $1.3 billion related to 60 loans receivable. The expected credit losses over the contractual period of our loans are impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 22 for further discussion of our unfunded loan commitments. During the year ended December 31, 2024, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $5.0 million, bringing our total unfunded loan commitments CECL reserve to $10.4 million as of December 31, 2024. During the year ended December 31, 2023, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of $1.0 million, bringing our total unfunded loan commitments CECL reserve to $15.4 million as of December 31, 2023.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
7. SECURED DEBT, NET
Our secured debt includes our secured credit facilities. During the year ended December 31, 2024, we closed $614.1 million of new borrowings against $808.9 million of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	December 31, 2024	December 31, 2023
Secured credit facilities	$9,705,529	$12,697,058
Deferred financing costs(1)	(9,195)	(13,963)
Net book value of secured debt	$9,696,334	$12,683,095

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

The following table details our secured credit facilities as of December 31, 2024 ($ in thousands):

December 31, 2024
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	13	$4,796,857	November 2026	85	$8,302,871	December 2026	37%	25% - 100%
GBP	6	2,161,978	February 2027	16	2,877,608	February 2027	26%	25% - 50%
EUR	7	1,653,370	October 2026	10	2,260,687	October 2026	40%	25% - 100%
Others(5)	4	1,093,324	April 2028	4	1,366,655	April 2028	25%	25%
Total	14	$9,705,529	January 2027	115	$14,807,821	February 2027	34%	25% - 100%

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following tables detail the spread of our secured debt as of December 31, 2024 and 2023 ($ in thousands):

	Year Ended December 31, 2024	December 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$165,616	$3,976,192	+1.53%	$6,185,925	+3.18%	+1.65%
+ 1.51% to + 1.75%	74,118	2,238,376	+1.78%	3,140,937	+3.52%	+1.74%
+ 1.76% to + 2.00%	—	969,541	+2.09%	1,802,431	+3.67%	+1.58%
+ 2.01% or more	374,407	2,521,420	+2.61%	3,678,528	+4.31%	+1.70%
Total	$614,141	$9,705,529	+1.92%	$14,807,821	+3.58%	+1.66%

	Year Ended December 31, 2023	December 31, 2023
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$—	$5,647,848	+1.53%	$8,341,383	+3.24%	+1.71%
+ 1.51% to + 1.75%	—	2,679,699	+1.82%	3,723,365	+3.49%	+1.67%
+ 1.76% to + 2.00%	42,908	1,850,809	+2.11%	2,913,067	+3.92%	+1.81%
+ 2.01% or more	69,170	2,518,702	+2.64%	3,616,503	+4.30%	+1.66%
Total	$112,078	$12,697,058	+1.89%	$18,594,318	+3.58%	+1.69%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the years ended December 31, 2024 and 2023, respectively.
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
(4)Represents the weighted-average all-in cost as of December 31, 2024 and 2023, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of December 31, 2024, there was an aggregate $1.1 billion available to be drawn at our discretion under our credit facilities.
Acquisition Facility
We previously had a $100.0 million full recourse secured credit facility that was designed to finance eligible first mortgage originations for up to nine months as a bridge to term financing without obtaining discretionary lender approval. The cost of borrowing under the facility was variable, dependent on the type of loan collateral. This facility matured on April 3, 2024.
During the years ended December 31, 2024 and 2023, we had no borrowings under the acquisition facility, and we recorded interest expense of $126,000 and $722,000, respectively, including $35,000 and $233,000, respectively of amortization of deferred fees and expenses.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Financial Covenants
As of December 31, 2024, we are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.25 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to December 31, 2024; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2024 and 2023, we were in compliance with these covenants.
During the year ended December 31, 2024, the financial covenant under each applicable secured debt agreement related to the ratio of our EBITDA to fixed charges, as noted above, was amended so that the ratio shall be not less than 1.25 to 1.0 with respect to each of the four fiscal quarters beginning with the quarter ended September 30, 2024, and shall be not less than 1.3 to 1.0 thereafter.
8. SECURITIZED DEBT OBLIGATIONS, NET
We have financed certain pools of our loans through collateralized loan obligations, or CLOs. The CLOs are consolidated in our financial statements and have issued securitized debt obligations that are non-recourse to us. Refer to Note 20 for further discussion of our CLOs. The following tables detail our securitized debt obligations and the underlying collateral assets that are financed by our CLOs ($ in thousands):

	December 31, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,453	$785,442	+ 1.39%	May 2038
Underlying Collateral Assets	22	952,764	952,764	+ 2.95%	August 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	552,664	552,663	+ 1.92%	November 2037
Underlying Collateral Assets	12	743,914	743,914	+ 2.92%	June 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	598,850	598,851	+ 1.50%	February 2038
Underlying Collateral Assets	12	855,725	855,725	+ 2.79%	August 2026
Total
Senior CLO Securities Outstanding(5)	3	$1,936,967	$1,936,956	+1.57%
Underlying Collateral Assets	46	$2,552,403	$2,552,403	+ 2.98%

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
(4)Underlying Collateral Assets term represents the weighted-average final maturity of such loans, assuming all extension options are exercised by the borrower, and excludes REO assets. Repayments of securitized debt obligations are tied to timing of the related collateral loan asset repayments. The term of these obligations represents the rated final distribution date of the securitizations.
(5)During the year ended December 31, 2024, we recorded $157.0 million of interest expense related to our securitized debt obligations.

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
9. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	December 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,228,110	$1,224,841	+ 3.20%	June 2026
Collateral assets	2	$1,467,185	$1,459,864	+ 4.03%	June 2026

	December 31, 2023
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,004,097	$1,000,210	+ 3.14%	March 2026
Collateral assets	2	$1,194,408	$1,186,559	+ 3.98%	March 2026

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
10. LOAN PARTICIPATIONS SOLD, NET
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
The following table details our loan participations sold ($ in thousands):

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation	2	$100,064	$100,064	+ 9.75%	February 2026
Total Loan	2	442,142	442,008	+ 6.14%	February 2026

	December 31, 2023
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Senior Participations
Loan Participation	1	$236,797	$236,499	+ 3.22%	March 2027
Total Loan	1	295,996	294,783	+ 4.86%	March 2027
Junior Participations
Loan Participation	2	$100,924	$100,680	+ 7.50%	February 2026
Total Loan	2	401,569	399,603	+ 4.75%	February 2026
Total
Loan Participation(4)	3	$337,721	$337,179
Total Loan	3	$697,565	$694,386

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
(4)During the years ended December 31, 2024 and 2023, we recorded $22.6 million and $20.6 million, respectively, of interest expense related to our loan participations sold.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
11. TERM LOANS, NET
During the year ended December 31, 2024, we borrowed an additional $650.0 million under one of our senior term loan facilities, or the B-5 Term Loan. The B-5 Term Loan bears interest at SOFR plus 3.75% and matures in December 2028. The proceeds of the B-5 Term Loan were used to repay in full the $407.8 million outstanding on the B-3 Term Loan and $242.2 million of the B-1 Term Loan. Additionally, we repaid an incremental $350.0 million of the B-1 Term Loan using proceeds from the issuance of the 7.75% senior secured notes due 2029, or the senior secured notes due 2029. As of December 31, 2024, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$309,268	+ 2.36%	+ 2.53%	April 23, 2026
B-4 Term Loan	805,169	+ 3.50%	+ 4.11%	May 9, 2029
B-5 Term Loan	650,000	+ 3.75%	+ 4.27%	December 10, 2028
Total face value	$1,764,437

(1)The B-4 Term Loan and the B-5 Term Loan borrowings are subject to a floor of 0.50%. The Term Loans are indexed to one-month SOFR.
(2)Includes issue discount and transaction expenses that are amortized through interest expense over the life of the Term Loans.
The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the aggregate initial principal balance due in quarterly installments. The issue discount and transaction expenses on the B-1 Term Loan were $3.1 million and $12.6 million, respectively. The issue discount and transaction expenses of the B-4 Term Loan were $17.3 million and $10.3 million, respectively. The issue discount and transaction expenses of the B-5 Term loan were $3.3 million and $5.9 million, respectively. These discounts and expenses are amortized into interest expense over the life of each Term Loan. During the year ended December 31, 2024, we recorded $184.9 million of interest expense related to our Term Loans, including $11.8 million of amortization of deferred fees and expenses.
During the year ended December 31, 2024, we repurchased an aggregate principal amount of $2.3 million of the B-1 Term Loan at a weighted-average price of 99%. This resulted in a gain on extinguishment of debt of $25,000 during the year ended December 31, 2024. There was no repurchase activity during the year ended December 31, 2023.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	December 31, 2024	December 31, 2023
Face value	$1,764,437	$2,135,221
Deferred financing costs and unamortized discount	(32,364)	(33,589)
Net book value	$1,732,073	$2,101,632
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2024 and 2023, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
12. SENIOR SECURED NOTES, NET
During the year ended December 31, 2024, we issued $450.0 million aggregate principal amount of the senior secured notes due 2029. As of December 31, 2024, the following senior secured notes, or Senior Secured Notes, were outstanding ($ in thousands):

Senior Secured Notes Issuance	Face Value	Interest Rate		All-in Cost(1)	Maturity
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(2)	8.14%	December 1, 2029

(1)Includes transaction expenses that are amortized through interest expense over the life of the Senior Secured Notes.
(2)Represents the stated coupon rate of the notes. We have entered into an interest rate swap that effectively converts our fixed rate exposure to a SOFR + 3.95% floating rate exposure.
The transaction expenses on the senior secured notes due 2027, or the October 2021 senior secured notes, were $6.3 million, which are amortized into interest expense over the life of the October 2021 senior secured notes. The transaction expenses on the senior secured notes due 2029 were $7.9 million, which are amortized into interest expense over the life of the senior secured notes due 2029. During the year ended December 31, 2024, we recorded $16.1 million of interest expense related to our Senior Secured Notes, including $1.1 million of amortization of deferred fees and expenses.
During the year ended December 31, 2024, we repurchased an aggregate principal amount of $30.8 million of the October 2021 senior secured notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of $3.3 million during the year ended December 31, 2024. During the year ended December 31, 2023, we repurchased an aggregate principal amount of $33.9 million of the October 2021 senior secured notes at a weighted-average price of 85%. This resulted in a gain on extinguishment of debt of $4.6 million during the year ended December 31, 2023.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2024	December 31, 2023
Face value	$785,316	$366,090
Deferred financing costs	(9,857)	(3,327)
Hedging adjustments(1)	(4,424)	—
Net book value	$771,035	$362,763

(1)Represents the fair value of an interest rate swap that we entered into to convert the fixed rate exposure of the senior secured notes due 2029 into floating rate. Refer to Note 14 for additional discussion.
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of December 31, 2024 and 2023, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.
13. CONVERTIBLE NOTES, NET
As of December 31, 2024, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022 convertible notes	$266,157	5.50%	5.79%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of December 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $17.41 on December 31, 2024, the last trading day in the year ended December 31, 2024, was less than the per share conversion price of the Convertible Notes.
During the year ended December 31, 2024, we repurchased an aggregate principal amount of $33.8 million of the Convertible Notes at a weighted-average price of 93%. This resulted in a gain on extinguishment of debt of $2.0 million during the year ended December 31, 2024. There was no repurchase activity during the year ended December 31, 2023.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	December 31, 2024	December 31, 2023
Face value	$266,157	$300,000
Deferred financing costs and unamortized discount	(2,541)	(4,153)
Net book value	$263,616	$295,847
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash coupon	$15,784	$18,639	$28,859
Discount and issuance cost amortization	1,227	1,589	2,853
Total interest expense	$17,011	$20,228	$31,712
Accrued interest payable for the Convertible Notes was $4.3 million and $4.9 million as of December 31, 2024 and 2023, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
14. DERIVATIVE FINANCIAL INSTRUMENTS
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were designated as net investment hedges of foreign currency risk (notional amounts in thousands):

December 31, 2024				December 31, 2023
Foreign Currency Derivatives	Number of Instruments	Notional Amount		Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr	971,180	Buy USD / Sell SEK Forward	2	kr	973,246
Buy USD / Sell GBP Forward	5		£604,739	Buy USD / Sell GBP Forward	7		£696,919
Buy USD / Sell EUR Forward	8		€603,910	Buy USD / Sell EUR Forward	8		€673,644
Buy USD / Sell AUD Forward	6	A$	355,703	Buy USD / Sell AUD Forward	10	A$	471,989
Buy USD / Sell CHF Forward	1	CHF	6,752	Buy USD / Sell DKK Forward	2	kr.	195,674
				Buy USD / Sell CHF Forward	4	CHF	8,352

Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk as of December 31, 2023 (notional amounts in thousands):

December 31, 2024			December 31, 2023
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy GBP / Sell USD Forward	3	£54,400	Buy SEK / Sell USD Forward	1	kr	30,800
Buy USD / Sell GBP Forward	3	£54,400	Buy USD / Sell SEK Forward	1	kr	30,800
			Buy GBP / Sell USD Forward	2		£26,900
			Buy USD / Sell GBP Forward	2		£26,900
			Buy AUD / Sell USD Forward	1	A$	7,600
			Buy USD / Sell AUD Forward	1	A$	7,600
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
No cash flow hedges of interest rate risk were outstanding as of December 31, 2024. The following table details our outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk as of December 31, 2023 (notional amount in thousands):

December 31, 2023
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$229,858	4.60%	SOFR	0.9

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges of Interest Rate Risk
Certain of our corporate financings expose us to fluctuations in the fair value of our outstanding fixed rate debt. We use derivative financial instruments, which include interest rate swaps, to hedge interest rate risk associated with changes in the fair value of our fixed rate debt. The changes in the value of the interest rate swap is recognized in earnings and offset the corresponding changes in the fair value of the debt.
The following table details our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.9
The following table details the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges for the year ended December 31, 2024.

December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$437,759	$(4,424)
No fair value hedges of interest rate risk were outstanding as of December 31, 2023.
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations ($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Year Ended December 31,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2024	2023	2022
Designated Hedges	Interest Income(1)	$16,490	$25,439	$19,910
Designated Hedges	Interest Expense(2)	1,119	893	—
Non-Designated Hedges	Interest Income(1)	(44)	65	(62)
Non-Designated Hedges	Interest Expense(3)	4	(71)	100
Total		$17,569	$26,326	$19,948

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates. These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-equivalent interest rates.
(2)Represents the financial statement impact of proceeds (payments) from periodic settlements related to our interest rate swap.
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships for the year ended December 31, 2024 ($ in thousands):

Year Ended December 31, 2024
Total interest and related expenses presented in the consolidated statement of operations	$1,289,972
Gains (losses) on fair value hedging relationships:
Total gain (loss) on derivative instruments	$(4,386)
Fair value basis adjustment on hedged items	4,424
Derivative settlements and accruals	(232)
Net Gains (Losses) on Fair Value Hedging Relationships(1)	$(194)

(1)Included within interest and related expenses presented in the consolidated statement of operations.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments:
Foreign exchange contracts	$69,433	$30	$—	$92,922
Interest rate derivatives	—	317	4,386	—
Total derivatives designated as hedging instruments	$69,433	$347	$4,386	$92,922
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$3,021	$1,543	$852	$1,895
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$3,021	$1,543	$852	$1,895
Total Derivatives	$72,454	$1,890	$5,238	$94,817

(1)Included in other assets in our consolidated balance sheets
(2)Included in other liabilities in our consolidated balance sheets.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table presents the effect of our derivative financial instruments on our consolidated statements of comprehensive income and operations ($ in thousands):

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives			Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Year Ended December 31,				Year Ended December 31,
	2024	2023	2022		2024	2023	2022
Net Investment Hedges
Foreign exchange contracts(1)	$88,591	$(76,224)	$173,362	Interest Expense	$—	$—	$—
Cash Flow Hedges
Interest rate derivatives	998	1,210	—	Interest Expense(2)	1,315	893	(4)
Total	$89,589	$(75,014)	$173,362		$1,315	$893	$(4)

(1)During the year ended December 31, 2024, we paid net cash settlements of $59.8 million on our foreign currency forward contracts. During the year ended December 31, 2023, we paid net cash settlements of $69.9 million on our foreign currency forward contracts. During the year ended December 31, 2022, we received net cash settlements of $330.3 million on our foreign currency forward contracts.
(2)During the year ended December 31, 2024, we recorded total interest and related expenses of $1.3 billion which was reduced by $1.3 million related to income generated by our cash flow hedges. During the years ended December 31, 2023 and 2022, we recorded total interest and related expenses of $1.4 billion and $710.9 million, respectively, which included $893,000 and $4,000, respectively, related to our cash flow hedges.
Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of December 31, 2024, we were in a net asset position with our counterparties related to our foreign exchange hedges, and had $4.8 million of collateral posted with one counterparty related to our interest rate swap. As of December 31, 2023, we were in a net liability position with our counterparties, and had $103.5 million of collateral posted with our counterparties.
15. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of December 31, 2024 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of December 31, 2024 and 2023.
Share Repurchase Program
In July 2024, our board of directors authorized the repurchase of up to $150.0 million of our class A common stock. Under the repurchase program, repurchases may be made from time to time in open market transactions, in privately negotiated transactions, in agreements and arrangements structured in a manner consistent with Rules 10b-18 and 10b5-1 under the Exchange Act or otherwise. The timing and the actual amounts repurchased will depend on a variety of factors, including legal requirements, price and economic and market conditions. The repurchase program may be changed, suspended or discontinued at any time and does not have a specified expiration date.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During the year ended December 31, 2024, we repurchased 1,646,034 shares of class A common stock at a weighted-average share price of $17.74, for a total cost of $29.2 million. We did not have any repurchases of class A common stock during the year ended December 31, 2023. As of December 31, 2024, the amount remaining available for repurchases under the program was $120.8 million.
Class A Common Stock and Deferred Stock Units
Holders of shares of our class A common stock are entitled to vote on all matters submitted to a vote of stockholders and are entitled to receive dividends authorized by our board of directors and declared by us, in all cases subject to the rights of the holders of shares of outstanding preferred stock, if any.
We did not issue any class A common stock in underwritten public offerings during the years ended December 31, 2024 and 2023. The following table details our issuance of class A common stock during the year ended December 31, 2022 ($ in thousands, except per share data):

Class A Common Stock Offerings
2022(1)
Shares issued	2,303,469
Gross / net issue price per share(2)	31.23 / 30.92
Net proceeds(3)	$70,651

(1)Represents shares issued under our at-the-market program.
(2)Represents the gross price per share issued, as well as the net proceeds per share after underwriting or sales discounts and commissions.
(3)Net proceeds represent proceeds received from the underwriters less applicable transaction costs.
We also issue restricted class A common stock under our stock-based incentive plans. Refer to Note 18 for additional discussion of these long-term incentive plans. In addition to our class A common stock, we also issue deferred stock units to certain members of our board of directors for services rendered. These deferred stock units are non-voting, but carry the right to receive dividends in the form of additional deferred stock units in an amount equivalent to the cash dividends paid to holders of shares of class A common stock.
The following table details the movement in our outstanding shares of class A common stock, including restricted class A common stock and deferred stock units:

	Year Ended December 31,
Common Stock Outstanding(1)	2024	2023	2022
Beginning balance	173,569,397	172,106,593	168,543,370
Issuance of class A common stock(2)	5,849	6,587	2,311,711
Repurchase of class A common stock	(1,646,034)	—	—
Issuance of restricted class A common stock, net(3)(4)	1,222,346	1,402,329	1,204,476
Issuance of deferred stock units	52,632	53,888	47,036
Ending balance	173,204,190	173,569,397	172,106,593

(1)Includes 412,096, 359,464, and 410,608 deferred stock units held by members of our board of directors as of December 31, 2024, 2023, and 2022, respectively.
(2)Includes 5,849, 6,587, and 8,242 shares issued under our dividend reinvestment program during the years ended December 31, 2024, 2023, and 2022, respectively.
(3)Includes 41,282, 25,482, and 13,197 shares of restricted class A common stock issued to our board of directors during the years ended December 31, 2024, 2023, and 2022, respectively.
(4)Net of 102,484, 15,477, and 39,655 shares of restricted class A common stock forfeited under our stock-based incentive plans during the years ended December 31, 2024, 2023, and 2022, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the years ended December 31, 2024, 2023, and 2022, we issued 5,849 shares, 6,587 shares, and 8,242 respectively, of class A common stock under the dividend reinvestment component of the plan. As of December 31, 2024, a total of 9,969,112 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.
At the Market Stock Offering Program
As of December 31, 2024, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the years ended December 31, 2024 and 2023, we did not issue any shares of our class A common stock under ATM Agreements. During the year ended December 31, 2022, we issued and sold 2,303,469 shares of class A common stock under ATM Agreements, generating net proceeds totaling $70.7 million. As of December 31, 2024, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On December 13, 2024, we declared a dividend of $0.47 per share, or $81.2 million in aggregate, that was paid on January 15, 2025 to stockholders of record as of December 31, 2024.
The following table details our dividend activity ($ in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Dividends declared per share of common stock	$2.18	$2.48	$2.48
Percent taxable as ordinary dividends	100.00%	100.00%	100.00%
Percent taxable as capital gain dividends	—%	—%	—%
	100.00%	100.00%	100.00%

Class A common stock dividends declared	$377,837	$427,862	$423,568
Deferred stock unit dividends declared	882	878	945
	$378,719	$428,740	$424,513
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net (loss) income(1)	$(204,088)	$246,555	$248,642
Weighted-average shares outstanding, basic and diluted(2)	173,782,523	172,672,038	170,631,410
Per share amount, basic and diluted(2)	$(1.17)	$1.43	$1.46

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust, Inc.
(2)For the years ended December 31, 2024, 2023, and 2022, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 13 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of December 31, 2024, total accumulated other comprehensive income was $8.3 million, primarily representing $272.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $263.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2023, total accumulated other comprehensive income was $9.5 million, primarily representing $183.9 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $174.4 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint Venture. As of December 31, 2024, our Multifamily Joint Venture’s total equity was $45.9 million, of which $39.0 million was owned by us, and $6.9 million was allocated to non-controlling interests. As of December 31, 2023, our Multifamily Joint Venture’s total equity was $132.0 million, of which $112.2 million was owned by us, and $19.8 million was allocated to non-controlling interests.
16. OTHER EXPENSES
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
During the years ended December 31, 2024, 2023, and 2022, we incurred $74.8 million, $74.8 million, and $73.0 million, respectively, of management fees payable to our Manager. During the year ended December 31, 2024, we did not incur any incentive fees payable to our Manager. During the years ended December 31, 2023 and 2022, we incurred $44.2 million and $37.3 million, respectively, of incentive fees payable to our Manager.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
As of December 31, 2024, we had accrued management fees payable to our Manager of $18.5 million. As of December 31, 2023, we had accrued management and incentive fees payable to our Manager of $26.3 million.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Year Ended December 31,
	2024	2023	2022
Professional services	$15,176	$13,269	$10,924
Operating and other costs	6,918	7,219	7,855
Subtotal(1)	22,094	20,488	18,779
Non-cash compensation expenses
Restricted class A common stock earned	30,969	29,975	32,724
Director stock-based compensation	859	680	690
Subtotal	31,828	30,655	33,414
Total general and administrative expenses	$53,922	$51,143	$52,193

(1)During the years ended December 31, 2024, 2023, and 2022, we recognized an aggregate $743,000, $1.2 million, and $1.1 million, respectively, of expenses related to our Multifamily Joint Venture.
17. INCOME TAXES
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
Our qualification as a REIT also depends on our ability to meet various other requirements imposed by the Internal Revenue Code, which relate to organizational structure, diversity of stock ownership, and certain restrictions with regard to the nature of our assets and the sources of our income. Even if we qualify as a REIT, we may be subject to certain U.S. federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of December 31, 2024 and 2023, we were in compliance with all REIT requirements.
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
During the years ended December 31, 2024, 2023, and 2022, we recorded a current income tax provision of $2.4 million, $5.4 million, and $3.0 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of December 31, 2024 or December 31, 2023.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of December 31, 2024, we had

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However, although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of December 31, 2024, tax years 2021 through 2024 remain subject to examination by taxing authorities.
18. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of December 31, 2024, our Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of December 31, 2024, there were 6,479,670 shares available under our current stock incentive plans. Prior to the adoption and shareholder approval of our new stock incentive plans in June 2022, we had stock-based incentive awards outstanding under nine stock incentive plans. In connection with the adoption of our new stock incentive plans, we consolidated all outstanding deferred stock units, or DSUs, under the new plans and retired the seven remaining historical plans. As such, no new awards may be issued under these expired plans, although our 2018 plans will continue to govern outstanding awards, other than DSUs, previously issued thereunder until such awards become vested or expire.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2022	1,883,784	$27.90
Granted	1,417,806	22.07
Vested	(1,105,932)	27.35
Forfeited	(15,477)	24.55
Balance as of December 31, 2023	2,180,181	$24.41
Granted	1,324,830	19.88
Vested	(1,259,768)	25.24
Forfeited	(102,484)	24.18
Balance as of December 31, 2024	2,142,759	$21.13
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 2,142,759 shares of restricted class A common stock outstanding as of December 31, 2024 will vest as follows: 1,155,244 shares will vest in 2025; 714,034 shares will vest in 2026; and 273,481 shares will vest in 2027. As of December 31, 2024, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $43.5 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.2 years from December 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
19. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$72,454	$—	$72,454	$—	$1,890	$—	$1,890
Liabilities
Derivatives	$—	$5,238	$—	$5,238	$—	$94,817	$—	$94,817
Refer to Note 2 for further discussion regarding fair value measurement.
Fair Value of Financial Instruments
As discussed in Note 2, GAAP requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the statement of financial position, for which it is practicable to estimate that value.
The following table details the book value, face amount, and fair value of the financial instruments described in Note 2 ($ in thousands):

	December 31, 2024			December 31, 2023
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$323,483	$323,483	$323,483	$350,014	$350,014	$350,014
Loans receivable, net	18,313,582	19,203,126	18,288,958	23,210,076	23,923,719	23,015,737
Financial liabilities
Secured debt, net	9,696,334	9,705,529	9,590,400	12,683,095	12,697,058	12,425,609
Securitized debt obligations, net	1,936,956	1,936,967	1,838,089	2,505,417	2,507,514	2,323,441
Asset-specific debt, net	1,224,841	1,228,110	1,218,639	1,000,210	1,004,097	992,357
Loan participations sold, net	100,064	100,064	99,822	337,179	337,721	333,745
Secured term loans, net	1,732,073	1,764,437	1,765,668	2,101,632	2,135,221	2,102,950
Senior secured notes, net	771,035	785,316	780,931	362,763	366,090	327,081
Convertible notes, net	263,616	266,157	257,707	295,847	300,000	272,076
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
20. VARIABLE INTEREST ENTITIES
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
During 2024, we modified two loans that included, among other changes, an equity interest in and/or control over decision-making at the property. As a result of the modification, our investments in these loans are VIEs. As of December 31, 2024, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$9,145	$—
Loans receivable	2,338,201	3,061,278
Current expected credit loss reserve	(202,400)	(183,508)
Loans receivable, net	2,135,801	2,877,770
Real estate owned, net	177,322	—
Other assets	126,518	103,692
Total assets	$2,448,786	$2,981,462
Liabilities
Securitized debt obligations, net	$1,936,956	$2,505,417
Other liabilities	13,277	8,101
Total liabilities	$1,950,233	$2,513,518
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
21. TRANSACTIONS WITH RELATED PARTIES
Our Manager
We are managed by our Manager pursuant to the Management Agreement. The current term of the Management Agreement expires on December 19, 2025, and will be automatically renewed for a one-year term upon such date and each anniversary thereafter unless earlier terminated.
As of December 31, 2024, our consolidated balance sheet included $18.5 million of accrued management fees payable to our Manager. As of December 31, 2023, our consolidated balance sheet included $26.3 million of accrued management and incentive fees payable to our Manager. During the years ended December 31, 2024, 2023 and 2022, we paid aggregate management and incentive fees of $82.6 million, $126.6 million, and $104.8 million, respectively, to our Manager. In addition, during the years ended December 31, 2024, 2023 and 2022, we incurred expenses of $1.6 million, $3.4 million and $896,000, respectively, that were paid by our Manager and have been or will be reimbursed by us.
As of December 31, 2024, our Manager held 1,320,898 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $28.0 million. These shares vest in installments over three years from the date of issuance. During the years ended December 31, 2024, 2023 and 2022, we recorded non-cash expenses related to shares held by our Manager of $16.6 million, $14.6 million and $16.6 million, respectively. Refer to Note 18 for further details on our restricted class A common stock.
As of December 31, 2024, our Manager, its affiliates (including Blackstone), Blackstone employees, and our directors held an aggregate 13,136,754 shares, or 7.6%, of our class A common stock, of which 8,234,581 shares, or 4.8%, were held by Blackstone and its subsidiaries. Additionally, our directors held 412,096 of deferred stock units as of December 31, 2024. Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock. Any such

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.
Affiliate Service Providers
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide management, operational and corporate support services. The following table details the amounts incurred for affiliate service provides ($ in thousands):

		Year Ended December 31,
	Asset class	2024	2023	2022
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.(1)	n/a	$1,270	$658	$524
EQ Management, LLC(2)	Office	796	—	—
LivCor, LLC(2)	Multifamily	59	—	—
BRE Hotels & Resorts, LLC(2)	Hospitality	—	—	—
		$2,125	$658	$524

(1)As applicable, provides corporate support services, operational services, and management services to certain of our investments directly.
(2)As applicable, provides management, operational, and corporate support services to certain of our REO assets directly.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Affiliates of our Manager
We have engaged affiliates of our Manager to provide various services noted below. The following table details the amounts incurred for these affiliates of our manager ($ in thousands):

	Year Ended December 31,
	2024		2023	2022
BTIG, LLC(1)	$124		$1	$191
Gryphon Mutual Property Americas IC(2)	320		—	—
Blackstone Internal audit services	95		95	95
CT Investment Management Co., LLC(3)	—		—	—
Lexington National Land Services(4)	67		—	—
Blackstone Securities Partners L.P.(5)	515		—	825
Total	$1,121	—	$96	$1,111

(1)Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG was utilized as a broker to engage third-parties to facilitate our repurchase of our Senior Secured Notes and Convertible Notes. During the years ended December 31, 2024 and 2023, we repurchased $33.8 million and $500,000 of our Senior Secured Notes and Convertible Notes, respectively, utilizing BTIG as a broker. During the year ended 2022, we did not utilize BTIG as a broker. Additionally, we engaged BTIG as a sales agent to sell shares of our class A common stock under our ATM Agreements. During the year ended December 31, 2022, BTIG sold shares under our ATM agreements. During the years ended December 31, 2024 and 2023, we did not sell any shares under our ATM agreements. These engagements were on terms equivalent to those of third parties under similar arrangements.
(2)In the first quarter of 2024, in order to provide insurance for our REO assets, we became a member of Gryphon Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties. During the year ended December 31, 2024, we paid $660,000 to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of this amount, $13,000 was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the period of the respective policies.
(3)CT Investment Management Co., LLC is the special servicer of the CLOs. As of December 31, 2024, two of our assets were in special servicing under the CLOs. CTIMCO has waived any fees that would be payable to a special servicer pursuant to the applicable servicing agreements, and no such fees have been paid or will become payable to CTIMCO.
(4)Lexington National Land Services, or LNLS, a title agent company owned by Blackstone, acts as an agent for one or more underwriters in issuing title policies and/or providing support services in connection with investments by us, Blackstone and their affiliates and related parties, and third-parties. LNLS focuses on transactions in rate-regulated states where the cost of title insurance is non-negotiable. LNLS will not perform services in non-regulated states for us, unless (i) in the context of a portfolio transaction that includes properties in rate-regulated states, (ii) as part of a syndicate of title insurance companies where the rate is negotiated by other insurers or their agents, (iii) when a third-party is paying all or a material portion of the premium or (iv) when providing only support services to the underwriter. LNLS earns fees, which would have otherwise been paid to third parties, by providing title agency services and facilitating placement of title insurance with underwriters. Blackstone receives distributions from LNLS in connection with investments by us based on its equity interest in LNLS. In each case, there will be no related expense offset to us. The costs included above were capitalized into REO assets on our consolidated balance sheet.
(5)In the fourth quarter of 2024, Blackstone Securities Partners L.P., or BSP, an affiliate of our Manager, was engaged as a member of the syndicate for our B-5 Term Loan and our 2024 Senior Secured Notes. These engagements were on terms equivalent to those of unaffiliated parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Affiliate Transactions
In the fourth quarter of 2024, pursuant to our Agency Multifamily Lending Partnership, we referred three loans to MTRCC for origination, where the borrower was a Blackstone-advised investment vehicle. The loan terms and pricing were on market terms negotiated by MTRCC. Pursuant to our Agency Multifamily Lending Partnership, we received $217,000 of origination and servicing fees for referring these loans.
In the fourth quarter of 2024, as part of broad syndications led by a third party, Blackstone-advised investment vehicles acquired (i) an aggregate $62.5 million participation in our $650.0 million B-5 Term Loan, and (ii) an aggregate $80.0 million of our $450.0 million senior secured notes due 2029. In the second and fourth quarter of 2022, a Blackstone-advised investment vehicle acquired an aggregate $33.0 million participation, or 4%, of the aggregate B-4 Term Loan as a part of a broad syndication lead-arranged by a third-party. All of these transactions were on terms equivalent to those of unaffiliated parties. BSP was engaged as a member of the syndicate for both transactions. See “—Affiliates of our Manager” for more information.
In the fourth quarter of 2024, in connection with the modification of one of our senior loans, a Blackstone-advised investment vehicle purchased a pari passu participation in the loan from a third party at a discount to par.
In the fourth quarter of 2024, the senior lenders negotiated a discounted payoff of a senior loan in which we held an interest. As part of the discounted payoff, a Blackstone-advised investment vehicle’s mezzanine loan, which had been part of the total financing, received a small repayment.
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
In the fourth quarter of 2018, we originated £148.7 million of a total £303.5 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. The loan terms were negotiated by our third-party co-lender, and we will forgo all non-economic rights under the loan, including voting rights, so long as a Blackstone-advised investment vehicle controls the borrower. In the third quarter of 2024, we agreed to a refinancing transaction pursuant to which £46.4 million of our £148.7 million participation in an existing £303.5 million loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle was repaid, and we received a £100.0 million participation in a new loan made to the same borrower that continues to be controlled by a Blackstone-advised investment vehicle, and the terms of the loan were modified to include, among other changes, an expanded collateral pool, an extension of the maturity date and an increase in the interest rate. The transaction, including the terms of the modification, was negotiated by our third-party co-lender.
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
22. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of December 31, 2024, we had aggregate unfunded commitments of $1.3 billion across 60 loans receivable, and $605.9 million of committed or identified financings for those commitments, resulting in net unfunded commitments of $657.2 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.2 years.

Principal Debt Repayments
Our contractual principal debt repayments as of December 31, 2024 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2025	1,385,568	924,162	14,758	—	—	2,324,488
2026	3,464,203	—	324,026	—	—	3,788,229
2027	3,411,700	—	14,758	335,316	266,157	4,027,931
2028	525,006	—	638,758	—	—	1,163,764
2029	840,479	303,948	772,137	450,000	—	2,366,564
Thereafter	78,573	—	—	—	—	78,573
Total obligation	$9,705,529	$1,228,110	$1,764,437	$785,316	$266,157	$13,749,549

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
(2)The Term Loans are partially amortizing, with an amount equal to 1.0% per annum of the initial principal balance due in quarterly installments. Refer to Note 11 for further details on our Term Loans.
(3)Reflects the outstanding principal balance of Convertible Notes, excluding any potential conversion premium. Refer to Note 13 for further details on our Convertible Notes.
(4)Total does not include $1.9 billion of consolidated securitized debt obligations, $817.5 million of non-consolidated senior interests, and $100.1 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued)
Board of Directors’ Compensation
As of December 31, 2024, of the nine members of our board of directors, our seven non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of December 31, 2024, the other two board members, the chairperson of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000, $15,000, and $10,000, respectively, and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.
23. SEGMENT REPORTING
Operating segments are defined as components of a business that can earn revenues and incur expenses for which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker, or CODM. Our CODM is, collectively, our Chief Executive Officer and Chief Financial Officer, who decide how to allocate resources and assess performance. A single management team reports to the CODM, who manages the entire business.
We have determined that we have one reportable segment based on how the CODM reviews and manages the business, which originates and acquires commercial mortgage loans and related investments.
Our CODM reviews, among other things, consolidated net income (loss) that is reported on the Consolidated Statements of Operations to make decisions, allocate resources and assess performance and does not evaluate the net income (loss) from any separate geography or product line. The measure of segment assets is reported on the Consolidated Balance Sheets as total consolidated assets.

Blackstone Mortgage Trust, Inc.
Schedule IV – Mortgage Loans on Real Estate
As of December 31, 2024
(in thousands)

Type of Loan/Borrower	Description / Location	Interest Payment Rates(2)	Maximum Maturity Date(3)	Periodic Payment Terms(4)	Prior Liens(5)	Face Amount of Loans	Carrying Amount of Loans(6)	Principal Amount of Loans Subject to Delinquent Principal or Interest(7)
Senior Mortgage Loans(1)
Senior loans in excess of 3% of the carrying amount of total loans
Borrower A	Office / New York	+ 4.17%	2027	I/O	$—	$1,329,829	$1,327,886	$—
Borrower B	Mixed-Use / Dublin, IE	+ 3.20%	2025	I/O	—	860,102	855,764	—
Borrower C	Hospitality / Australia	+ 4.75%	2029	I/O	—	818,672	814,225	—
Senior loans less than 3% of the carrying amount of total loans
Senior Mortgage Loans	Office / Diversified	-1.30% – 4.62% Fixed 6.00%	2024 – 2030	I/O	—	4,658,555	4,607,433	330,699
Senior Mortgage Loans	Multifamily / Diversified	+1.71% – 8.86%	2025 – 2029	I/O & P/I	—	4,960,975	4,947,380	195,000
Senior Mortgage Loans	Hospitality / Diversified	+3.11% – 4.95%	2025 – 2029	I/O & P/I	—	1,893,271	1,854,663	—
Senior Mortgage Loans	Mixed-Use / Diversified	+2.76% – 4.60%	2025 – 2029	I/O	—	1,860,795	1,847,567	—
Senior Mortgage Loans	Industrial / Diversified	+2.71% – 4.60%	2025 – 2030	I/O & P/I	—	1,380,784	1,376,442	—
Senior Mortgage Loans	Other / Diversified	+3.25% – 5.11%	2026 – 2028	I/O	—	472,118	471,427	—
Senior Mortgage Loans	Retail / Diversified	+2.95% – 3.33%	2025 – 2027	I/O & P/I	—	335,784	335,213	—
Senior Mortgage Loans	Life Sciences/Studio / Diversified	+3.66% – 3.75%	2026 – 2026	I/O	—	288,724	288,484	—
					—	15,851,006	15,728,609	525,699
Total senior mortgage loans					$—	$18,859,609	$18,726,484	$525,699

Subordinate Loans(8)
Subordinate loans less than 3% of the carrying amount of total loans
Subordinate loans	Various / Diversified	+3.70% – 4.75%	2025 – 2028	I/O	817,477	343,515	321,034	—
Total subordinate loans					$817,477	$343,515	$321,034	$525,699
Total loans					$817,477	$19,203,126	$19,047,518	$525,699
CECL reserve(8)							(733,936)
Total loans, net							$18,313,582

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
(5)Represents only third party liens.
(6)The tax basis of the loans included above is $18.6 billion as of December 31, 2024.
(7)Such loans are generally risk rated “5” with asset-specific CECL reserves, other than one loan that was risk rated “3” and not impaired as of December 31, 2024, as the estimated fair value of the underlying collateral exceeded our basis in the loan.
(8)Includes loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third-party, resulting in these subordinate interests in mortgages, and mezzanine loans.
(9)As of December 31, 2024, we had a total loans receivable CECL reserve of $733.9 million, of which $580.7 million is specifically related to 13 of our loans receivable with an aggregate amortized cost basis of $1.8 billion as of December 31, 2024. Refer to Note 3 for additional information on our CECL reserves.
S-1

Blackstone Mortgage Trust, Inc.
Notes to Schedule IV
As of December 31, 2024
(in thousands)

1.Reconciliation of Mortgage Loans on Real Estate:
The following table reconciles mortgage loans on real estate for the years ended:

	2024	2023	2022
Balance at January 1,	$23,787,012	$25,017,880	$22,003,017
Additions during period:
Loan fundings	1,356,208	1,344,130	6,810,218
Payment-in-kind interest, net of interest received	16,660	2,865	—
Amortization of fees and other items	64,133	78,428	80,632
Deductions during period:
Loan repayments, sales, and cost-recovery proceeds	(4,751,286)	(2,924,401)	(3,168,155)
Charge-offs	(384,603)	—	—
Transfer to real estate owned	(590,937)	—	—
Transfer to other assets, net	(70,248)	—	—
Unrealized gain (loss) on foreign currency translation	(347,728)	286,102	(632,902)
Deferred fees and other items	(31,693)	(17,992)	(74,930)
Balance at December 31,	$19,047,518	$23,787,012	$25,017,880
CECL reserve	(733,936)	(576,936)	(326,137)
Net balance at December 31,	$18,313,582	$23,210,076	$24,691,743

S-2