Form 10-Q
period 2025-03-31
BLACKSTONE MORTGAGE TRUST, INC.
filed 2025-04-30
CIK 1061630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of class A common stock, par value $0.01 per share, outstanding as of April 23, 2025 was 171,580,190.

TABLE OF CONTENTS
Website Disclosure
We use our website (www.blackstonemortgagetrust.com) as a channel of distribution of company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following our press releases, Securities and Exchange Commission, or SEC, filings and public conference calls, and webcasts. In addition, you may automatically receive email alerts and other information about Blackstone Mortgage
Trust when you enroll your email address by visiting the “Contact Us and Email Alerts” section of our website at http://
ir.blackstonemortgagetrust.com. The contents of our website and any alerts are not, however, a part of this report.

PART I.
ITEM 1. FINANCIAL STATEMENTS
Blackstone Mortgage Trust, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$668,563	$323,483
Loans receivable	19,049,712	19,047,518
Current expected credit loss reserve	(741,541)	(733,936)
Loans receivable, net	18,308,171	18,313,582
Real estate owned, net	619,796	588,185
Investments in unconsolidated entities	29,020	4,452
Other assets	331,925	572,253
Total Assets	$19,957,475	$19,801,955
Liabilities and Equity
Secured debt, net	$10,000,027	$9,696,334
Securitized debt obligations, net	2,559,896	1,936,956
Asset-specific debt, net	492,235	1,224,841
Loan participations sold, net	101,672	100,064
Term loans, net	1,730,565	1,732,073
Senior secured notes, net	779,187	771,035
Convertible notes, net	263,898	263,616
Other liabilities	341,277	282,847
Total Liabilities	16,268,757	16,007,766
Commitments and contingencies (Note 22)
Equity
Class A common stock, $0.01 par value, 400,000,000 shares authorized, 171,582,452 and 172,792,094 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,716	1,728
Additional paid-in capital	5,486,596	5,511,053
Accumulated other comprehensive income	8,591	8,268
Accumulated deficit	(1,814,935)	(1,733,741)
Total Blackstone Mortgage Trust, Inc. stockholders’ equity	3,681,968	3,787,308
Non-controlling interests	6,750	6,881
Total Equity	3,688,718	3,794,189
Total Liabilities and Equity	$19,957,475	$19,801,955

Note: The consolidated balance sheets as of March 31, 2025 and December 31, 2024 include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations of each respective VIE, and liabilities of consolidated
VIEs for which creditors do not have recourse to Blackstone Mortgage Trust, Inc. As of March 31, 2025 and December 31,
2024, assets of the consolidated VIEs totaled $3.4 billion and $2.4 billion, respectively, and liabilities of the consolidated
VIEs totaled $2.6 billion and $2.0 billion, respectively. Refer to Note 20 for additional discussion of the VIEs.
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Income from loans and other investments
Interest and related income	$332,057	$486,122
Less: Interest and related expenses	242,233	343,730
Income from loans and other investments, net	89,824	142,392
Revenue from real estate owned	37,033	—
Gain on extinguishment of debt	—	2,963
Other income	90	—
Total net revenues	126,947	145,355
Expenses
Management and incentive fees	17,235	18,927
General and administrative expenses	12,664	13,728
Expenses from real estate owned	46,302	—
Total expenses	76,201	32,655
Increase in current expected credit loss reserve	(49,505)	(234,868)
Loss from unconsolidated entities	(874)	—
Income (loss) before income taxes	367	(122,168)
Income tax provision	718	1,002
Net loss	(351)	(123,170)
Net income attributable to non-controlling interests	(6)	(668)
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(357)	$(123,838)
Net loss per share of common stock, basic and diluted	$(0.00)	$(0.71)
Weighted-average shares of common stock outstanding, basic and diluted	172,004,888	174,041,630
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(351)	$(123,170)
Other comprehensive income
Unrealized gain (loss) on foreign currency translation	60,901	(45,732)
Realized and unrealized (loss) gain on derivative financial instruments	(60,394)	46,148
Unrealized loss on derivative financial instruments from unconsolidated entities	(184)	—
Other comprehensive income	323	416
Comprehensive loss	(28)	(122,754)
Comprehensive income attributable to non-controlling interests	(6)	(668)
Comprehensive loss attributable to Blackstone Mortgage Trust, Inc.	$(34)	$(123,422)
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Changes in Equity (Unaudited)
(in thousands)

	Blackstone Mortgage Trust, Inc.
	Class A Common Stock	Additional Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Non- Controlling Interests	Total Equity
Balance at December 31, 2023	$1,732	$5,507,459	$9,454	$(1,150,934)	$4,367,711	$19,793	$4,387,504
Restricted class A common stock earned	4	7,907	—	—	7,911	—	7,911
Dividends reinvested	—	253	—	—	253	—	253
Deferred directors’ compensation	—	201	—	—	201	—	201
Net (loss) income	—	—	—	(123,838)	(123,838)	668	(123,170)
Other comprehensive income	—	—	416	—	416	—	416
Dividends declared on common stock and deferred stock units, $0.62 per share	—	—	—	(107,901)	(107,901)	—	(107,901)
Distributions to non-controlling interests	—	—	—	—	—	(627)	(627)
Balance at March 31, 2024	$1,736	$5,515,820	$9,870	$(1,382,673)	$4,144,753	$19,834	$4,164,587
Balance at December 31, 2024	$1,728	$5,511,053	$8,268	$(1,733,741)	$3,787,308	$6,881	$3,794,189
Shares of class A common stock issued, net	1	(1)	—	—	—	—	—
Repurchases of class A common stock	(18)	(31,629)	—	—	(31,647)	—	(31,647)
Restricted class A common stock earned	5	6,787	—	—	6,792	—	6,792
Dividends reinvested	—	213	—	—	213	—	213
Deferred directors’ compensation	—	173	—	—	173	—	173
Net (loss) income	—	—	—	(357)	(357)	6	(351)
Other comprehensive income	—	—	323	—	323	—	323
Dividends declared on common stock and deferred stock units, $0.47 per share	—	—	—	(80,837)	(80,837)	—	(80,837)
Distributions to non-controlling interests	—	—	—	—	—	(137)	(137)
Balance at March 31, 2025	$1,716	$5,486,596	$8,591	$(1,814,935)	$3,681,968	$6,750	$3,688,718

  See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(351)	$(123,170)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash compensation expense	6,965	8,112
Amortization of deferred fees on loans	(10,622)	(16,433)
Amortization of deferred financing costs and premiums/discounts on debt obligations	9,345	10,550
Payment-in-kind interest	(3,570)	(2,329)
Increase in current expected credit loss reserve	49,505	234,868
Straight-line rental income	901	—
Gain on extinguishment of debt	—	(2,963)
Depreciation and amortization of real estate owned	16,279	—
Loss from unconsolidated entities	874	—
Unrealized loss on derivative financial instruments, net	2,526	482
Realized gain on derivative financial instruments, net	(5,480)	(4,895)
Changes in assets and liabilities, net
Other assets	36,987	8,334
Other liabilities	(2,843)	(17,946)
Net cash provided by operating activities	100,516	94,610
Cash flows from investing activities
Principal fundings of loans receivable	(1,677,727)	(301,678)
Principal collections, sales proceeds, and cost-recovery proceeds from loans receivable	1,940,914	637,242
Origination and other fees received on loans receivable	11,965	4,550
Payments under derivative financial instruments	(13,384)	(72,113)
Receipts under derivative financial instruments	93,882	4,815
Collateral deposited under derivative agreements	(135,670)	(16,990)
Return of collateral deposited under derivative agreements	70,840	120,490
Investment in unconsolidated entities	(25,625)	—
Capital expenditures on real estate owned	(4,256)	—
Net cash provided by investing activities	260,939	376,316
continued…
See accompanying notes to consolidated financial statements.

Blackstone Mortgage Trust, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from financing activities
Borrowings under secured debt	$1,029,960	$529,753
Repayments under secured debt	(905,532)	(671,610)
Proceeds from issuance of securitized debt obligations	831,250	—
Repayments of securitized debt obligations	(102,782)	(178,058)
Borrowings under asset-specific debt	203,941	60,387
Repayments under asset-specific debt	(936,274)	—
Repayments and repurchases of term loans	(3,690)	(5,499)
Repurchases of senior secured notes	—	(22,984)
Payment of deferred financing costs	(22,017)	(8,315)
Distributions to non-controlling interests	(137)	(627)
Dividends paid on class A common stock	(81,214)	(107,390)
Repurchases of class A common stock	(31,647)	—
Net cash used in financing activities	(18,142)	(404,343)
Net increase in cash and cash equivalents	343,313	66,583
Cash and cash equivalents at beginning of year	323,483	350,014
Effects of currency translation on cash and cash equivalents	1,767	(2,611)
Cash and cash equivalents at end of year	$668,563	$413,986
Supplemental disclosure of cash flows information
Payments of interest	$(245,428)	$(343,609)
Payments of income taxes	$(782)	$(1,161)
Supplemental disclosure of non-cash investing and financing activities
Dividends declared, not paid	$(80,644)	$(107,678)
Loan principal payments held by servicer, net	$577	$90,006
Transfer of senior loan to real estate owned	$34,721	$60,203
Assumption of other assets and liabilities related to real estate owned	$10,323	$—
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The consolidated financial statements, including the notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. We believe we have made all necessary adjustments, consisting of only normal recurring items, so that the consolidated financial statements are presented fairly and that estimates made in preparing our consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, or the SEC.
Basis of Presentation
The accompanying consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, majority-owned subsidiaries, and variable interest entities, or VIEs, of which we are the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.
Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all VIEs of which we are considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have an interest with the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities, or VOEs, and are evaluated for consolidation under the voting interest model. VOEs are consolidated when we control the entity through a majority voting interest or other means.
For consolidated joint ventures, the non-controlling partner’s share of the assets, liabilities, and operations of each joint venture is included in non-controlling interests as a component of total equity. The non-controlling partner’s interest is generally computed as the joint venture partner’s ownership percentage.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
Cash and Cash Equivalents
Cash and cash equivalents represent cash held in banks and liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk exposure. We have not experienced, and do not expect, any losses on our cash or cash equivalents. As of both March 31, 2025 and December 31, 2024, we had no restricted cash on our consolidated balance sheets.
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
The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to each of our loans over their expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We apply the WARM method for the majority of our loan portfolio, which consists of loans that share similar risk characteristics. In certain instances, for loans with unique risk characteristics, we may instead use a probability-
weighted model that considers the likelihood of default and expected loss given default for each such individual loan.
Application of the WARM method to estimate CECL reserves requires judgment, including (i) the appropriate historical loan loss reference data, (ii) the expected timing and amount of future loan fundings and repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance, with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28, 2025. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this
CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
ultimately differ materially from these estimates. We only expect to charge-off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-
recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
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
Estimation of Economic Conditions
In addition to the WARM method computations and probability-weighted models described above, our CECL reserves are also adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2025.
Real Estate Owned
We may assume legal title or physical possession of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-
making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as real estate owned, or REO, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations.”
Upon acquisition of REO, we assess the fair value of acquired tangible and intangible assets, which may include land, buildings, tenant improvements, “above-market” and “below-market” leases, acquired in-place leases, other identified

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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
As of March 31, 2025, we had eight REO assets which were all classified as held for investment.
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
Loss-sharing Obligation
Pursuant to our agreement with MTRCC, we are subject to a loss-sharing obligation with respect to MTRCC’s obligation to partially guarantee the performance of loans that they originate and sell under the Fannie Mae program. This loss-
sharing agreement requires us to fund a fixed amount of cash into a segregated account based on the amount MTRCC is required to fund under the Fannie Mae program, with respect to loans we referred to MTRCC.
In addition, we will recognize a liability for these loss-sharing obligations. This liability will be initially recognized at fair value with a corresponding expense at inception, and it will subsequently be amortized on a straight-line basis over the life of the loss-sharing obligation. This liability is included within other liabilities in our consolidated balance sheets. As of both March 31, 2025 and December 31, 2024, our maximum loss-sharing obligation associated with the loans referred by us to MTRCC under the Fannie Mae program was $3.5 million, and we have recorded a related liability of $20,000. There have been no losses incurred as a result of the loss-sharing obligations.

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
Senior Secured Notes
We record our senior secured notes as liabilities on our consolidated balance sheets. Where applicable, any issue discount or transaction expenses are deferred and amortized through the maturity date of the senior secured notes as additional non-
cash interest expense.
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
As of March 31, 2025, we had an aggregate $555.4 million asset-specific CECL reserve related to 13 of our loans receivable with an aggregate amortized cost basis of $1.5 billion, net of cost-recovery proceeds. The CECL reserve was recorded based on our estimation of the fair value of the loans' aggregate underlying collateral as of March 31, 2025. These loans receivable are therefore measured at fair value on a nonrecurring basis using significant unobservable inputs, and are classified as Level 3 assets in the fair value hierarchy. We estimated the fair value of the collateral underlying the loans receivable by considering a variety of inputs including property performance, market data, and comparable sales, as applicable. The significant unobservable inputs employed include the exit capitalization rate assumption used to forecast the future sale price of the underlying real estate collateral, which ranged from 6.00% to 8.00%, and the unlevered discount rate assumption, which ranged from 7.00% to 15.00%.
In the three months ended March 31, 2025, we acquired legal title to one REO asset through a deed-in-lieu of foreclosure transaction. At the time of acquisition, we determined the fair value of the real estate asset based on a variety of inputs including, but not limited to, estimated cash flow projections, leasing assumptions, required capital expenditures, market data, and comparable sales. The REO asset was measured at fair value on a nonrecurring basis using significant unobservable inputs and is classified as a Level 3 asset in the fair value hierarchy. The significant unobservable inputs employed include (i) the exit capitalization rate assumption of 8.55% used to forecast the future sale price of the asset, and
(ii) the unlevered discount rate assumption of 10.55%. Refer to Note 4 and Note 19 for additional information.
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
•Securitized debt obligations, net: The fair value of these instruments was estimated by utilizing third-party pricing service providers. In determining the value of a particular investment, pricing service providers may use broker-
dealer quotations, reported trades, or valuation estimates from their internal pricing models to determine the reported price.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
2025. We have not early adopted ASU 2024-04 and do not expect the adoption of ASU 2024-04 to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03 “Expense Disaggregation Disclosures (Subtopic 220-40):
Disaggregation of Income Statement Expenses,” or ASU 2024-03. ASU 2024-03 requires disclosures in the notes to the financial statements on specified information about certain costs and expenses for each interim and annual reporting period.
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
3. LOANS RECEIVABLE, NET
The following table details overall statistics for our loans receivable portfolio ($ in thousands):

	March 31, 2025	December 31, 2024
Number of loans	138	130
Principal balance	$19,217,768	$19,203,126
Net book value	$18,308,171	$18,313,582
Unfunded loan commitments(1)	$1,033,229	$1,263,068
Weighted-average cash coupon(2)	+ 3.39%	+ 3.46%
Weighted-average all-in yield(2)	+ 3.70%	+ 3.78%
Weighted-average maximum maturity (years)(3)	2.3	2.1

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, and other indices, as applicable to each loan. As of March 31, 2025 and December 31, 2024, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of
March 31, 2025, 17% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 83% were open to repayment by the borrower without penalty. As of December 31, 2024, 10% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 90% were open to repayment by the borrower without penalty.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the index rate floors for our loans receivable portfolio as of March 31, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$161,794	$—	$161,794
0.00% or no floor(2)	2,253,062	5,429,004	7,682,066
0.01% to 1.00% floor	3,831,152	383,878	4,215,030
1.01% to 2.00% floor	1,270,538	1,002,702	2,273,240
2.01% to 3.00% floor	2,840,351	371,186	3,211,537
3.01% or more floor	1,340,478	333,623	1,674,101
Total(3)	$11,697,375	$7,520,393	$19,217,768

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc
currencies.
(2)Includes all impaired loans.
(3)As of March 31, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.13%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
1.74%.
Activity relating to our loans receivable portfolio was as follows ($ in thousands):

	Principal Balance	Deferred Fees / Other Items(1)	Net Book Value
Loans Receivable, as of December 31, 2024	$19,203,126	$(155,608)	$19,047,518
Loan fundings	1,677,727	—	1,677,727
Loan repayments, sales, and cost-recovery proceeds	(1,810,678)	(18,923)	(1,829,601)
Charge-offs	(50,384)	8,560	(41,824)
Transfer to real estate owned	(34,721)	—	(34,721)
Transfer to other assets, net(2)	(10,323)	—	(10,323)
Payment-in-kind interest	3,570	—	3,570
Unrealized gain (loss) on foreign currency translation	239,451	(742)	238,709
Deferred fees and other items	—	(11,965)	(11,965)
Amortization of fees and other items	—	10,622	10,622
Loans Receivable, as of March 31, 2025	$19,217,768	$(168,056)	$19,049,712
CECL reserve			(741,541)
Loans Receivable, net, as of March 31, 2025			$18,308,171

(1)Other items primarily consist of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(2)This amount relates to intangible and other assets recorded in connection with loans that were transferred to REO, net of liabilities recorded upon acquisition, if any. See Note 6 for further information.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The tables below detail the property type and geographic distribution of the properties securing the loans in our portfolio
($ in thousands):

March 31, 2025
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Multifamily	52	$5,417,246	$5,239,108	30%
Office	41	5,925,523	5,190,538	29
Hospitality	17	2,857,777	2,745,468	15
Industrial	14	2,590,953	2,558,417	14
Retail	5	605,745	581,280	3
Self-storage	3	632,208	471,183	3
Life Sciences / Studio	3	341,401	335,452	2
Other	3	678,859	641,886	4
Total loans receivable	138	$19,049,712	$17,763,332	100%
CECL reserve		(741,541)
Loans receivable, net		$18,308,171

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	48	$4,902,798	$4,398,225	25%
Northeast	21	3,252,180	3,022,630	17
West	22	1,935,719	1,814,883	10
Midwest	11	943,864	797,296	4
Northwest	4	459,427	458,431	3
Subtotal	106	11,493,988	10,491,465	59
International
United Kingdom	16	3,088,887	3,016,245	17
Ireland	3	1,115,753	1,110,602	6
Australia	4	1,062,241	1,066,203	6
Spain	3	802,613	758,165	4
Sweden	1	473,437	473,728	2
Canada	1	434,420	273,344	2
Other Europe	3	517,620	512,645	4
Other International	1	60,753	60,935	—
Subtotal	32	7,555,724	7,271,867	41
Total loans receivable	138	$19,049,712	$17,763,332	100%
CECL reserve		(741,541)
Loans receivable, net		$18,308,171

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2025, which is our principal balance net of (i) $494.1 million of asset-specific debt, (ii) $117.1 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $741.5 million, and (iv) $101.7 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold. Our asset-specific debt and loan participations sold are structurally non-
recourse and term-matched to the corresponding collateral loans.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

December 31, 2024
Property Type	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
Office	41	$7,386,333	$5,729,418	33%
Multifamily	50	5,091,767	4,934,364	29
Hospitality	16	2,768,374	2,663,349	16
Industrial	11	2,030,627	2,000,831	12
Retail	5	555,553	532,069	3
Life Sciences/Studio	3	342,817	337,687	2
Other	4	872,047	836,585	5
Total loans receivable	130	$19,047,518	$17,034,303	100%
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

Geographic Location	Number of Loans	Net Book Value	Net Loan Exposure(1)	Net Loan Exposure Percentage of Portfolio
United States
Sunbelt	44	$4,520,632	$4,084,242	24%
Northeast	21	4,614,582	3,452,961	20
West	21	1,865,382	1,746,309	10
Midwest	10	997,156	820,858	5
Northwest	4	432,644	432,794	3
Subtotal	100	12,430,396	10,537,164	62
International
United Kingdom	16	2,916,145	2,839,096	17
Ireland	3	1,050,276	1,048,329	6
Australia	3	920,182	923,507	5
Spain	3	785,368	744,287	4
Sweden	1	429,084	429,724	2
Other Europe	3	455,417	451,245	4
Other International	1	60,650	60,951	—
Subtotal	30	6,617,122	6,497,139	38
Total loans receivable	130	$19,047,518	$17,034,303	100%
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of December 31,
2024, which is our principal balance net of (i) $1.2 billion of asset-specific debt, (ii) $106.7 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $733.9 million, and (iv) $100.1 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. See Note 2 for further discussion of loan participations sold. Our asset-specific debt and loan participations sold are structurally non-
recourse and term-matched to the corresponding collateral loans.

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
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	10	$562,331	$561,866
2	20	3,324,353	3,324,516
3	75	10,728,778	10,093,832
4	20	2,912,484	2,813,943
5	13	1,521,766	969,175
Total loans receivable	138	$19,049,712	$17,763,332
CECL reserve		(741,541)
Loans receivable, net		$18,308,171

	December 31, 2024
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	11	$1,919,280	$994,056
2	21	3,346,881	3,349,347
3	65	9,246,692	8,818,346
4	20	2,707,104	2,622,877
5	13	1,827,561	1,249,677
Total loans receivable	130	$19,047,518	$17,034,303
CECL reserve		(733,936)
Loans receivable, net		$18,313,582

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2025, which is our principal balance net of (i) $494.1 million of asset-specific debt, (ii) $117.1 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $741.5 million, and (iv) $101.7 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Our loan portfolio had a weighted-average risk rating of 3.0 as of both March 31, 2025 and December 31, 2024, respectively.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Current Expected Credit Loss Reserve
The CECL reserves required under GAAP reflect our current estimate of potential credit losses related to the loans included in our consolidated balance sheets. Refer to Note 2 for further discussion of our CECL reserves. The following table presents the activity in our loans receivable CECL reserve by investment pool for the three months ended March 31, 2025 and 2024 ($ in thousands):

	U.S. Loans(1)	Non-U.S. Loans	Unique Loans	Impaired Loans	Total
Loans Receivable, Net
CECL reserves as of December 31, 2024	$80,057	$26,141	$47,087	$580,651	$733,936
Increase in CECL reserves	17,604	13,796	1,477	16,552	49,429
Charge-offs of CECL reserves	—	—	—	(41,824)	(41,824)
CECL reserves as of March 31, 2025	$97,661	$39,937	$48,564	$555,379	$741,541

CECL reserves as of December 31, 2023	$78,335	$31,560	$49,371	$417,670	$576,936
(Decrease) increase in CECL reserves	(3,807)	(770)	(5,918)	245,942	235,447
Charge-offs of CECL reserves	—	—	—	(61,013)	(61,013)
CECL reserves as of March 31, 2024	$74,528	$30,790	$43,453	$602,599	$751,370

(1)Includes one U.S. dollar-denominated loan that is located in Bermuda.
During the three months ended March 31, 2025, we recorded a net increase of $49.4 million in the CECL reserves against our loans receivable portfolio, primarily due to a $32.9 million increase in our general CECL reserves, offset by charge-
offs of our CECL reserves of $41.8 million, bringing our total loans receivable CECL reserve to $741.5 million as of
March 31, 2025. This increase in our general CECL reserves was primarily as a result of a change in the portfolio mix, as loan repayments were offset by new originations, as well as changes in the historical loss rate. Additionally, we recorded an increase in our asset-specific CECL reserves, primarily as a result of one additional loan that was impaired during the three months ended March 31, 2025, which was secured by an office asset. The office sector is generally facing reduced tenant and capital markets demand in recent years. Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. The income accrual was suspended on the one loan that was impaired during the three months ended March 31, 2025, as the recovery of income and principal was doubtful. During the three months ended March 31, 2025, we recorded $2.8 million of interest income on this loan. This increase in the CECL reserves was partially offset by a resolution and a $41.8 million charge-off of the CECL reserve on one previously impaired loan. The resolution was the result of an acquisition of title through a deed-in-lieu of foreclosure transaction related to an office property located in Chicago, IL, which is now included on our consolidated balance sheet as an REO asset.
As of March 31, 2025, we had an aggregate $555.4 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.5 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2025. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended March 31, 2025, we received an aggregate $18.9 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of March 31, 2025, one of our performing loans with an amortized cost basis of $195.0 million, inclusive of a
$50.0 million junior loan participation sold, was past its current maturity date, was greater than 90 days past due on its interest payment, and had a risk rating of “3.” This loan was not impaired as of March 31, 2025 as the estimated fair value of the underlying collateral exceeded our basis in the loan. As of March 31, 2025, all other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 for further discussion of our policies on revenue recognition and our CECL reserves.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Our primary credit quality indicator is our risk ratings, which are further discussed above. The following tables present the net book value of our loan portfolio as of March 31, 2025 and 2024, respectively, by year of origination, investment pool, and risk rating ($ in thousands):

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of March 31, 2025
Risk Rating	2025	2024	2023	2022	2021	Prior	Total
U.S. loans
1	$—	$—	$—	$151,381	$215,728	$114,183	$481,292
2	—	60,754	—	197,014	1,628,396	152,678	2,038,842
3	554,167	270,141	—	1,537,931	2,187,705	931,344	5,481,288
4	—	—	—	363,173	842,455	970,948	2,176,576
5	—	—	—	—	—	—	—
Total U.S. loans	$554,167	$330,895	$—	$2,249,499	$4,874,284	$2,169,153	$10,177,998
Non-U.S. loans
1	$—	$—	$—	$—	$81,039	$—	$81,039
2	92,018	—	—	467,554	619,179	106,760	1,285,511
3	851,629	—	—	626,990	1,421,084	1,249,321	4,149,024
4	—	—	—	—	—	207,305	207,305
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$943,647	$—	$—	$1,094,544	$2,121,302	$1,563,386	$5,722,879
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	822,403	—	276,063	1,098,466
4	—	—	—	—	—	528,603	528,603
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$—	$822,403	$—	$804,666	$1,627,069
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	—	167,604	401,192	952,970	1,521,766
Total impaired loans	$—	$—	$—	$167,604	$401,192	$952,970	$1,521,766
Total loans receivable
1	$—	$—	$—	$151,381	$296,767	$114,183	$562,331
2	92,018	60,754	—	664,568	2,247,575	259,438	3,324,353
3	1,405,796	270,141	—	2,987,324	3,608,789	2,456,728	10,728,778
4	—	—	—	363,173	842,455	1,706,856	2,912,484
5	—	—	—	167,604	401,192	952,970	1,521,766
Total loans receivable	$1,497,814	$330,895	$—	$4,334,050	$7,396,778	$5,490,175	$19,049,712
CECL reserve							(741,541)
Loans receivable, net							$18,308,171

Gross charge-offs(2)	—	—	—	—	—	(41,824)	$(41,824)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the three months ended March 31, 2025.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	Net Book Value of Loans Receivable by Year of Origination(1)
	As of December 31, 2024
Risk Rating	2024	2023	2022	2021	2020	Prior	Total
U.S. loans
1	$—	$—	$151,674	$245,289	$60,240	$1,381,858	$1,839,061
2	60,651	—	197,153	1,611,856	—	—	1,869,660
3	268,408	—	1,599,604	2,160,837	691,097	392,470	5,112,416
4	—	—	236,780	1,019,672	—	726,513	1,982,965
5	—	—	—	—	—	—	—
Total U.S. loans	$329,059	$—	$2,185,211	$5,037,654	$751,337	$2,500,841	$10,804,102
Non-U.S. loans
1	$—	$—	$—	$80,219	$—	$—	$80,219
2	—	—	500,104	787,660	87,629	101,828	1,477,221
3	—	—	594,740	1,126,698	—	1,332,805	3,054,243
4	—	—	—	—	—	198,389	198,389
5	—	—	—	—	—	—	—
Total Non-U.S. loans	$—	$—	$1,094,844	$1,994,577	$87,629	$1,633,022	$4,810,072
Unique loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	814,225	—	—	265,808	1,080,033
4	—	—	—	—	—	525,750	525,750
5	—	—	—	—	—	—	—
Total unique loans	$—	$—	$814,225	$—	$—	$791,558	$1,605,783
Impaired loans
1	$—	$—	$—	$—	$—	$—	$—
2	—	—	—	—	—	—	—
3	—	—	—	—	—	—	—
4	—	—	—	—	—	—	—
5	—	—	170,388	367,030	34,214	1,255,929	1,827,561
Total impaired loans	$—	$—	$170,388	$367,030	$34,214	$1,255,929	$1,827,561
Total loans receivable
1	$—	$—	$151,674	$325,508	$60,240	$1,381,858	$1,919,280
2	60,651	—	697,257	2,399,516	87,629	101,828	3,346,881
3	268,408	$—	3,008,569	3,287,535	691,097	1,991,083	9,246,692
4	—	—	236,780	1,019,672	—	1,450,652	2,707,104
5	—	—	170,388	367,030	34,214	1,255,929	1,827,561
Total loans receivable	$329,059	$—	$4,264,668	$7,399,261	$873,180	$6,181,350	$19,047,518
CECL reserve							(733,936)
Loans receivable, net							$18,313,582

Gross charge-offs(2)	—	—	(52,045)	(255,005)	—	(77,553)	$(384,603)

(1)Date loan was originated or acquired by us. Origination dates are subsequently updated to reflect material loan modifications.
(2)Represents charge-offs by year of origination during the year ended December 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan Modifications Pursuant to ASC 326
During the twelve months ended March 31, 2025, we entered into six loan modifications that require disclosure pursuant to
ASC 326. Five of these loans were collateralized by office assets and one was collateralized by a mixed-use asset.
Loans with a risk rating of “3” and “4” are included in the determination of our general CECL reserve and loans with a risk rating of “5” have an asset-specific CECL reserve. Loan modifications that allow the option to pay interest in-kind increase our potential economics and the size of our secured claim, as interest is capitalized and added to the outstanding principal balance for applicable loans. As of March 31, 2025, no income was recorded on our loans subsequent to determining that they were impaired and risk rated “5.”
One of the loan modifications included a term extension of 14 months. As of March 31, 2025, the amortized cost basis of this loan was $108.7 million, or 0.6% of our aggregate loans receivable portfolio, with an aggregate $23.9 million of unfunded commitments. This loan was in compliance with its modified contractual terms as of March 31, 2025.
The other five loan modifications included term extensions combined with other-than-insignificant payment delays and/or interest rate reductions. The first loan modification included a term extension of two years, a $34.5 million increase in our total loan commitment, and was converted to a fixed coupon rate of 15.00% with interest paid in-kind, inclusive of a senior portion of our loan that accrues interest at a floating rate of SOFR + 2.50%. We are accruing interest on the senior portion of the loan, and deferring interest income recognition on the remaining portion. The second loan modification included a term extension of five years, the borrower repaid $6.0 million of principal, and the loan was bifurcated into a separate senior loan and mezzanine loan. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the mezzanine loan that is paying interest in-kind. The third loan modification had a term extension of 4.8 years, the interest rate decreased by 0.10%, and the loan was bifurcated into a separate senior loan and mezzanine loan. The senior loan is paying interest partially current, and partially in-kind, while the mezzanine loan is paying interest in-kind.
We are accruing interest on the portion of the senior loan that is paying current and a portion that is paid in-kind, and deferring interest income recognition on the remaining portion, including the entire mezzanine loan. The fourth loan modification had a term extension of 3.8 years, the loan was bifurcated into a separate senior loan and mezzanine loan, and the borrower paid a $1.7 million fee upon closing of the modification. We are accruing interest on the senior loan, which is paying interest current, and deferring interest on the mezzanine loan that is paying interest in-kind. The fifth loan modification had a term extension of one year, the interest rate on the senior loan decreased by 2.43%, the borrower repaid
$25.0 million upon closing of the modification, and the loan was bifurcated into a separate senior loan and mezzanine loan.
The senior loan is paying interest partially current, and partially in-kind, while the mezzanine loan is paying interest in-
kind. We are accruing all of the interest on the senior loan that is paying partially current and partially in-kind, and deferring interest on the mezzanine loan that is paying interest in-kind. As of March 31, 2025, the aggregate amortized cost basis of these loans was $837.3 million, or 4.4% of our aggregate loans receivable portfolio, with an aggregate
$53.8 million of unfunded commitments. The loans were in compliance with their contractual terms as of March 31, 2025.
As of March 31, 2025, five of these modified loans had a risk rating of “5,” and one loan had a risk rating of “4.” In aggregate, these modifications resulted in the bifurcation of four loans into separate senior and mezzanine loans. Of the four newly bifurcated senior loans, three loans had a risk rating of “4,” and one loan had a risk rating of “3.” The four newly bifurcated mezzanine loans all had a risk rating of “5.”
Multifamily Joint Venture
As discussed in Note 2, we entered into a Multifamily Joint Venture in April 2017. As of both March 31, 2025 and
December 31, 2024, our Multifamily Joint Venture held a $43.3 million loan, which is included in the loan disclosures above. As of March 31, 2025 and December 31, 2024, our Multifamily Joint Venture also held a $32.3 million and
$32.4 million REO asset, respectively, which is included in the REO disclosures in Note 4. Refer to Note 2 for additional discussion of our Multifamily Joint Venture.
4. REAL ESTATE OWNED, NET
As of March 31, 2025 and December 31, 2024, we had eight and seven REO assets, respectively. During the three months ended March 31, 2025, we acquired one REO asset through a deed-in-lieu of foreclosure transaction, with an acquisition price of $45.0 million. We allocated $19.7 million to building and building improvements, $15.0 million to land and land improvements, $14.5 million to acquired intangible assets, and $(4.2) million to other components of the purchase price.
We charged off $41.8 million of CECL reserves relating to this loan, as the loan’s carrying value of $86.9 million at the time of acquisition exceeded the acquisition date fair value noted above. See Note 2 for additional discussion of REO.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The acquisition of one REO asset during the three months ended March 31, 2025 was accounted for as an asset acquisition under ASC Topic 805 “Business Combinations,” and we recognized this property as an REO asset held for investment. The following table presents the REO assets that were acquired during the three months ended March 31, 2025 ($ in thousands):

Acquisition Date	Location	Property Type	Acquisition Date Fair Value
February 2025	Chicago, IL	Office	$45,045
The following table presents the REO assets and liabilities included in our consolidated balance sheets ($ in thousands):

	March 31, 2025	December 31, 2024
Assets
Building and building improvements	$429,249	$410,546
Land and land improvements	200,916	181,083
Total	$630,165	$591,629
Less: accumulated depreciation	(10,369)	(3,444)
Real estate owned, net	$619,796	$588,185

Intangible real estate assets	$95,569	$83,253
Less: accumulated amortization	(14,188)	(5,964)
Intangible real estate assets, net(1)	$81,381	$77,289

Liabilities
Intangible real estate liabilities	$1,479	$1,422
Less: accumulated amortization	(104)	(1)
Intangible real estate liabilities, net(2)	$1,375	$1,421

(1)Included within other assets on our consolidated balance sheets. Refer to Note 6 for additional information.
(2)Included within other liabilities on our consolidated balance sheets. Refer to Note 6 for additional information.
Revenue from real estate owned consisted of the following ($ in thousands):

Three Months Ended March 31,
2025
Rental income	$14,334
Other operating income	22,699
Revenue from real estate owned	$37,033
We recognized expenses from real estate owned of $46.3 million during the three months ended March 31, 2025. These expenses consisted of $30.1 million of operating expense and $16.2 million of depreciation and amortization expense.
These expenses are included in expenses from real estate owned in our consolidated statements of operations.
There was no income or expense recognized related to REO assets during the three months ended March 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table presents the undiscounted future minimum rents we expect to receive for our office properties as of
March 31, 2025. Leases at our multifamily assets are short term, generally 12 months or less, and are therefore not included
($ in thousands):

Future Minimum Rents
2025 (remaining)	$40,779
2026	41,431
2027	29,852
2028	23,233
2029	19,634
Thereafter	37,262
Total	$192,191
The following table presents the amortization of lease intangibles for each of the succeeding fiscal years ($ in thousands):

	In-place lease intangibles	Above-market lease intangibles	Below-market lease intangibles
2025 (remaining)	$23,316	$4,097	$(285)
2026	17,205	3,453	(282)
2027	8,977	2,445	(254)
2028	5,791	1,933	(174)
2029	4,384	1,306	(138)
Thereafter	6,219	2,255	(242)
Total	$65,892	$15,489	$(1,375)
5. INVESTMENTS IN UNCONSOLIDATED ENTITIES
We hold a 75% ownership interest in the Net Lease Joint Venture, which is accounted for under the equity method of accounting, as our ownership interest in the joint venture does not meet the requirements for consolidation. As of
March 31, 2025, the Net Lease Joint Venture held six investments. Refer to Note 2 for additional discussion of our Net
Lease Joint Venture.
During the three months ended March 31, 2025 we contributed $25.6 million to the joint venture, did not receive any distributions, and recorded an $874,000 loss from unconsolidated entities in our consolidated statements of operations. As of March 31, 2025 and December 31, 2024, our investment in unconsolidated entities totaled $29.0 million and
$4.5 million, respectively. There was no income or loss from unconsolidated entities for the three months ended March 31,
2024.
In the first quarter of 2025, the Net Lease Joint Venture entered into a derivative agreement where we would be required to make payment for periodic or final settlement of derivative contracts if the Net Lease Joint Venture is unable to fulfill its obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
6. OTHER ASSETS AND LIABILITIES
Other Assets
The following table details the components of our other assets ($ in thousands):

	March 31, 2025	December 31, 2024
Accrued interest receivable	$146,587	$160,131
Real estate intangible assets, net	81,381	77,289
Collateral deposited under derivative agreements	69,640	4,810
Other real estate assets	15,072	9,338
Accounts receivable and other assets(1)	11,326	134,030
Derivative assets	4,987	72,454
Loan portfolio payments held by servicer(2)	1,886	113,199
Prepaid expenses	1,046	1,002
Total	$331,925	$572,253

(1)December 31, 2024 balance includes $95.5 million of cash collateral held by our CLOs that was subsequently remitted by the trustee to repay a portion of the outstanding senior CLO securities.
(2)Primarily represents loan principal held by our third-party loan servicer as of the balance sheet date that were remitted to us during the subsequent remittance cycle.
Other Liabilities
The following table details the components of our other liabilities ($ in thousands):

	March 31, 2025	December 31, 2024
Other real estate liabilities	$85,363	$72,018
Accrued dividends payable	80,644	81,214
Derivative liabilities	68,158	5,238
Accrued interest payable	65,294	77,855
Accrued management and incentive fees payable	17,235	18,534
Accounts payable and other liabilities	12,787	13,834
Current expected credit loss reserves for unfunded loan commitments(1)	10,487	10,412
Secured debt repayments pending servicer remittance(2)	1,309	3,742
Total	$341,277	$282,847

(1)Represents the CECL reserve related to our unfunded loan commitments. See Note 2 for further discussion of the
CECL reserves.
(2)Represents pending transfers from our third-party loan servicer that were remitted to our banking counterparties during the subsequent remittance cycle.
Current Expected Credit Loss Reserves for Unfunded Loan Commitments
As of March 31, 2025, we had aggregate unfunded commitments of $1.0 billion related to 57 loans receivable. The expected credit losses over the contractual period of our loans are impacted by our obligation to extend further credit through our unfunded loan commitments. See Note 2 for further discussion of the CECL reserves related to our unfunded loan commitments, and Note 22 for further discussion of our unfunded loan commitments. During the three months ended
March 31, 2025, we recorded an increase in the CECL reserves related to our unfunded loan commitments of $75,000, bringing our total unfunded loan commitments CECL reserve to $10.5 million as of March 31, 2025. During the three months ended March 31, 2024, we recorded a decrease in the CECL reserves related to our unfunded loan commitments of
$2.7 million, bringing our total unfunded loan commitments CECL reserve to $12.6 million as of March 31, 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
7. SECURED DEBT, NET
Our secured debt represents borrowings under our secured credit facilities. During the three months ended March 31, 2025, we closed $732.4 million of new borrowings against $908.0 million of collateral assets.
The following table details our secured debt ($ in thousands):

	Secured Debt Borrowings Outstanding
	March 31, 2025	December 31, 2024
Secured credit facilities	$10,011,541	$9,705,529
Deferred financing costs(1)	(11,514)	(9,195)
Net book value of secured debt	$10,000,027	$9,696,334

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
The following table details our secured credit facilities as of March 31, 2025 ($ in thousands):

March 31, 2025
							Recourse Limitation
Currency	Lenders(1)	Borrowings	Wtd. Avg. Maturity(2)	Loan Count	Collateral(3)	Wtd. Avg. Maturity(4)	Wtd. Avg.	Range
USD	13	$4,492,461	December 2026	87	$7,501,830	January 2027	39%	25% - 100%
GBP	6	2,301,773	June 2027	16	3,049,147	June 2027	25%	25%
EUR	7	1,757,902	December 2026	10	2,404,172	December 2026	38%	25% - 100%
Others(5)	4	1,459,405	June 2028	7	1,824,255	June 2028	25%	25%
Total	14	$10,011,541	April 2027	120	$14,779,404	April 2027	34%	25% - 100%

(1)Represents the number of lenders with fundings advanced in each respective currency, as well as the total number of facility lenders.
(2)Our secured debt agreements are generally term-matched to their underlying collateral. Therefore, the weighted-
average maturity is generally allocated based on the maximum maturity date of the collateral loans, assuming all extension options are exercised by the borrower. In limited instances, the maturity date of the respective secured credit facility is used.
(3)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(4)Maximum maturity assumes all extension options are exercised by the borrower, however our loans may be repaid prior to such date.
(5)Includes Australian Dollar, Canadian Dollar, Swedish Krona, and Swiss Franc currencies.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following tables detail the spread of our secured credit facilities as of March 31, 2025 and December 31, 2024 ($ in thousands):

	Three Months Ended March 31, 2025	March 31, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$332,431	$4,070,890	+1.52%	$6,215,254	+3.19%	+1.67%
+ 1.51% to + 1.75%	315,623	2,598,070	+1.77%	3,391,195	+3.43%	+1.66%
+ 1.76% to + 2.00%	—	952,714	+2.09%	1,751,216	+3.70%	+1.61%
+ 2.01% or more	84,305	2,389,867	+2.61%	3,421,739	+4.27%	+1.66%
Total	$732,359	$10,011,541	+1.90%	$14,779,404	+3.55%	+1.65%

	Year Ended December 31, 2024	December 31, 2024
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$165,616	$3,976,192	+1.53%	$6,185,925	+3.18%	+1.65%
+ 1.51% to + 1.75%	74,118	2,238,376	+1.78%	3,140,937	+3.52%	+1.74%
+ 1.76% to + 2.00%	—	969,541	+2.09%	1,802,431	+3.67%	+1.58%
+ 2.01% or more	374,407	2,521,420	+2.61%	3,678,528	+4.31%	+1.70%
Total	$614,141	$9,705,529	+1.92%	$14,807,821	+3.58%	+1.66%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the three months ended March 31, 2025 and year ended
December 31, 2024, respectively.
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
(4)Represents the weighted-average all-in cost as of March 31, 2025 and December 31, 2024, respectively, and is not necessarily indicative of the spread applicable to recent or future borrowings.
(5)Represents the principal balance of the collateral loan assets and the book value of the collateral REO assets.
(6)Represents the difference between the weighted-average all-in yield and weighted-average all-in cost.
Our secured credit facilities generally permit us to increase or decrease the amount advanced against the pledged collateral in our discretion within certain maximum/minimum amounts and frequency limitations. As of March 31, 2025, there was an aggregate $915.7 million available to be drawn at our discretion under our credit facilities.
Financial Covenants
As of March 31, 2025, we are subject to the following financial covenants related to our secured debt: (i) our ratio of earnings before interest, taxes, depreciation, and amortization, or EBITDA, to fixed charges, as defined in the agreements, shall be not less than 1.25 to 1.0; (ii) our tangible net worth, as defined in the agreements, shall not be less than $3.6 billion as of each measurement date plus 75% to 85% of the net cash proceeds of future equity issuances subsequent to March 31,
2025; (iii) cash liquidity shall not be less than the greater of (x) $10.0 million or (y) no more than 5% of our recourse indebtedness; and (iv) our indebtedness shall not exceed 83.33% of our total assets. As of March 31, 2025 and
December 31, 2024, we were in compliance with these covenants.
During the three months ended March 31, 2025, the financial covenant under each applicable secured debt agreement related to the ratio of our EBITDA to fixed charges, as noted above, was amended so that the ratio shall be not less than
1.25 to 1.0 with respect to each of the four fiscal quarters beginning with the quarter ended September 30, 2024, and shall be not less than 1.3 to 1.0 thereafter.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
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

	March 31, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$821,167	+ 2.08%	October 2042
Underlying Collateral Assets	19	1,000,000	1,000,000	+ 3.41%	July 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	670,149	670,149	+ 1.42%	May 2038
Underlying Collateral Assets	22	849,996	849,996	+ 2.90%	October 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	469,730	469,730	+ 2.44%	November 2037
Underlying Collateral Assets	12	637,509	637,509	+ 3.04%	December 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	598,850	598,850	+ 1.65%	February 2038
Underlying Collateral Assets	12	831,395	831,395	+ 3.27%	October 2026
Total
Senior CLO Securities Outstanding(5)	4	$2,569,979	$2,559,896	+1.88%
Underlying Collateral Assets	65	$3,318,900	$3,318,900	+ 3.31%

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
(5)During the three months ended March 31, 2025, we recorded $27.6 million of interest expense related to our securitized debt obligations.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

	December 31, 2024
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$785,453	$785,442	+ 1.39%	May 2038
Underlying Collateral Assets	22	952,764	952,764	+ 2.95%	August 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	552,664	552,664	+ 1.92%	November 2037
Underlying Collateral Assets	12	743,914	743,914	+ 2.92%	June 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	598,850	598,850	+ 1.50%	February 2038
Underlying Collateral Assets	12	855,725	855,725	+ 2.79%	August 2026
Total
Senior CLO Securities Outstanding(5)	3	$1,936,967	$1,936,956	+1.57%
Underlying Collateral Assets	46	$2,552,403	$2,552,403	+2.98%

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
9. ASSET-SPECIFIC DEBT, NET
The following table details our asset-specific debt ($ in thousands):

	March 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$494,081	$492,235	+ 3.36%	September 2029
Collateral assets	2	$611,628	$606,073	+ 4.58%	September 2029

	December 31, 2024
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$1,228,110	$1,224,841	+ 3.20%	June 2026
Collateral assets	2	$1,467,185	$1,459,864	+ 4.03%	June 2026

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and CORRA, as applicable. These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
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
The following table details our loan participations sold ($ in thousands):

	March 31, 2025
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation(4)	2	$101,672	$101,672	+ 9.72%	February 2026
Total Loan	2	456,960	456,891	+ 6.07%	February 2026

	December 31, 2024
Loan Participations Sold	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Term(3)
Junior Participations
Loan Participation(4)	2	$100,064	$100,064	+ 9.75%	February 2026
Total Loan	2	442,142	442,008	+ 6.14%	February 2026

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
(4)During the three months ended March 31, 2025, we recorded $3.0 million of interest expense related to our loan participations sold. During the year ended December 31, 2024, we recorded $22.6 million of interest expense related to our loan participations sold.
11. TERM LOANS, NET
As of March 31, 2025, the following senior term loan facilities, or Term Loans, were outstanding ($ in thousands):

Term Loans	Face Value	Interest Rate(1)	All-in Cost(1)(2)	Maturity
B-1 Term Loan	$309,268	+ 2.36%	+ 2.53%	April 23, 2026
B-4 Term Loan	803,105	+ 3.50%	+ 4.11%	May 9, 2029
B-5 Term Loan	648,375	+ 3.75%	+ 4.27%	December 10, 2028
Total face value	$1,760,748

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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Loan. During the three months ended March 31, 2025, we recorded $36.2 million of interest expense related to our Term
Loans, including $2.2 million of amortization of deferred fees and expenses.
The following table details the net book value of our Term Loans on our consolidated balance sheets ($ in thousands):

	March 31, 2025	December 31, 2024
Face value	$1,760,748	$1,764,437
Deferred financing costs and unamortized discount	(30,183)	(32,364)
Net book value	$1,730,565	$1,732,073
The Term Loans contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets. As of
March 31, 2025 and December 31, 2024, we were in compliance with this covenant. Refer to Note 2 for additional discussion of our accounting policies for the Term Loans.
12. SENIOR SECURED NOTES, NET
As of March 31, 2025, the following senior secured notes, or Senior Secured Notes, were outstanding ($ in thousands):

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
The transaction expenses on the senior secured notes due 2027, or the October 2021 senior secured notes, were
$6.3 million, which are amortized into interest expense over the life of the October 2021 senior secured notes. The transaction expenses on the senior secured notes due 2029, or the December 2024 senior secured notes, were $7.9 million, which are amortized into interest expense over the life of the December 2024 senior secured notes. During the three months ended March 31, 2025, we recorded $12.6 million of interest expense related to our Senior Secured Notes, including
$697,000 of amortization of deferred fees and expenses.
There was no repurchase activity or gain on debt extinguishment during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased an aggregate principal amount of $26.2 million of the October
2021 senior secured notes at a weighted-average price of 88%. This resulted in a gain on extinguishment of debt of
$3.0 million during the three months ended March 31, 2024.
The following table details the net book value of our Senior Secured Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2025	December 31, 2024
Face value	$785,316	$785,316
Deferred financing costs	(9,237)	(9,857)
Hedging adjustments(1)	3,108	(4,424)
Net book value	$779,187	$771,035

(1)Represents the fair value of an interest rate swap that we entered into to convert the fixed rate exposure of the
December 2024 senior secured notes into floating rate. Refer to Note 14 for additional discussion.
The Senior Secured Notes contain the financial covenant that our indebtedness shall not exceed 83.33% of our total assets.
As of March 31, 2025 and 2024, we were in compliance with this covenant. Under certain circumstances, we may, at our option, release all of the collateral securing our Senior Secured Notes, in which case we would also be required to maintain a total unencumbered assets to total unsecured indebtedness ratio of 1.20 or greater. This covenant is not currently in effect as the collateral securing our Senior Secured Notes has not been released.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
13. CONVERTIBLE NOTES, NET
As of March 31, 2025, the following convertible senior notes, or Convertible Notes, were outstanding ($ in thousands):

Convertible Notes Issuance	Face Value	Interest Rate	All-in Cost(1)	Conversion Price(2)	Maturity
March 2022 convertible notes	$266,157	5.50%	5.79%	$36.27	March 15, 2027

(1)Includes issuance costs that are amortized through interest expense over the life of the Convertible Notes using the effective interest method.
(2)Represents the price of class A common stock per share based on a conversion rate of 27.5702 for the Convertible
Notes. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of March 31, 2025.
Other than as provided by the optional redemption provisions with respect to our Convertible Notes, we may not redeem the Convertible Notes prior to maturity. The Convertible Notes are convertible at the holders’ option into shares of our class A common stock, only under specific circumstances, prior to the close of business on December 14, 2026 at the applicable conversion rate in effect on the conversion date. Thereafter, the Convertible Notes are convertible at the option of the holder at any time until the second scheduled trading day immediately preceding the maturity date. The last reported sale price of our class A common stock of $20.00 on March 31, 2025, the last trading day in the three months ended
March 31, 2025, was less than the per share conversion price of the Convertible Notes.
The following table details the net book value of our Convertible Notes on our consolidated balance sheets ($ in thousands):

	March 31, 2025	December 31, 2024
Face value	$266,157	$266,157
Deferred financing costs and unamortized discount	(2,259)	(2,541)
Net book value	$263,898	$263,616
The following table details our interest expense related to the Convertible Notes ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash coupon	$3,660	$4,125
Discount and issuance cost amortization	282	319
Total interest expense	$3,942	$4,444
Accrued interest payable for the Convertible Notes was $649,000 and $4.3 million as of March 31, 2025 and December 31,
2024, respectively. Refer to Note 2 for additional discussion of our accounting policies for the Convertible Notes.
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

March 31, 2025			December 31, 2024
Foreign Currency Derivatives	Number of Instruments	Notional Amount	Foreign Currency Derivatives	Number of Instruments	Notional Amount
Buy USD / Sell SEK Forward	2	kr 970,177	Buy USD / Sell SEK Forward	2	kr 971,180
Buy USD / Sell GBP Forward	9	£596,868	Buy USD / Sell GBP Forward	5	£604,739
Buy USD / Sell EUR Forward	8	€615,758	Buy USD / Sell EUR Forward	8	€603,910
Buy USD / Sell AUD Forward	4	A$364,687	Buy USD / Sell AUD Forward	6	A$355,703
Buy USD / Sell CAD Forward	3	C$119,585	Buy USD / Sell CHF Forward	1	CHF6,752
Buy USD / Sell CHF Forward	1	CHF6,752
Non-designated Hedges of Foreign Currency Risk
The following table details our outstanding foreign exchange derivatives that were non-designated hedges of foreign currency risk (notional amounts in thousands):

March 31, 2025			December 31, 2024
Non-designated Hedges	Number of Instruments	Notional Amount	Non-designated Hedges	Number of Instruments	Notional Amount
Buy EUR / Sell USD Forward	2	€14,300	Buy GBP / Sell USD Forward	3	£54,400
Buy USD / Sell EUR Forward	2	€14,300	Buy USD / Sell GBP Forward	3	£54,400
Buy GBP / Sell USD Forward	2	£6,600
Buy USD / Sell GBP Forward	2	£6,600
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
The following tables detail our outstanding interest rate derivatives that were designated as fair value hedges of interest rate risk (notional amount in thousands):

March 31, 2025
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.7

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)

December 31, 2024
Interest Rate Derivatives	Number of Instruments	Notional Amount	Fixed Rate	Index	Maturity (Years)
Interest Rate Swaps	1	$450,000	3.81%	SOFR	4.9
The following tables detail the carrying amount and cumulative basis adjustments on hedged items designated as fair value hedges ($ in thousands):

March 31, 2025
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$445,664	$3,108

December 31, 2024
Line Item in the Consolidated Balance Sheets in which the Hedged Item is Included	Carrying Amount of the Hedged Assets/ Liabilities	Cumulative Amount of Fair Value Hedging Adjustment Included in Carrying Amount
Senior secured notes, net	$437,760	$(4,424)
Financial Statement Impact of Hedges of Foreign Currency and Interest Rate Risks
The following table presents the effect of our derivative financial instruments on our consolidated statements of operations
($ in thousands):

		Increase (Decrease) to Net Interest Income Recognized from Derivatives
		Three Months Ended March 31,
Derivatives in Hedging Relationships	Location of Income (Expense) Recognized	2025	2024
Designated Hedges	Interest Income(1)	$2,951	$4,412
Designated Hedges	Interest Expense(2)	(568)	425
Non-Designated Hedges	Interest Income(1)	—	(6)
Non-Designated Hedges	Interest Expense(3)	3	7
Total		$2,386	$4,838

(1)Represents the forward points earned on our foreign currency forward contracts, which reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing US interest rates.
These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-
equivalent interest rates.
(2)Represents the financial statement impact of proceeds (payments) from periodic settlements related to our interest rate swap.
(3)Represents the spot rate movement in our non-designated foreign currency hedges, which are marked-to-market and recognized in interest expense.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Fair Value Hedges
The following table presents the net gains (losses) on derivatives and the related hedged items in fair value hedging relationships for the three months ended March 31, 2025 ($ in thousands):

Three Months Ended March 31, 2025
Total interest and related expenses presented in the consolidated statement of operations	$242,233
Gains (losses) on fair value hedging relationships:
Total gain on derivative instruments	$3,164
Fair value basis adjustment on hedged items	(3,108)
Derivative settlements and accruals	818
Net Gain on Fair Value Hedging Relationships(1)	$874

(1)Included within interest and related expenses presented in the consolidated statement of operations.
There were no fair value hedges outstanding during the three months ended March 31, 2024.
Valuation and Other Comprehensive Income
The following table summarizes the fair value of our derivative financial instruments ($ in thousands):

	Fair Value of Derivatives in an Asset Position(1) as of		Fair Value of Derivatives in a Liability Position(2) as of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments:
Foreign exchange contracts	$1,432	$69,433	$66,805	$—
Interest rate derivatives	3,164	—	—	4,386
Total derivatives designated as hedging instruments	$4,596	$69,433	$66,805	$4,386
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$391	$3,021	$1,353	$852
Interest rate derivatives	—	—	—	—
Total derivatives not designated as hedging instruments	$391	$3,021	$1,353	$852
Total Derivatives	$4,987	$72,454	$68,158	$5,238

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

Derivatives in Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives		Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2025	2024		2025	2024
Net Investment Hedges
Foreign exchange contracts(1)	$(60,394)	$45,741	Interest Expense	$—	$—
Cash Flow Hedges
Interest rate derivatives	—	832	Interest Expense(2)	—	425
Total	$(60,394)	$46,573		$—	$425

(1)During the three months ended March 31, 2025 and 2024, we received net cash settlements of $80.5 million and paid net cash settlements of $67.3 million on our foreign currency forward contracts, respectively. Those amounts are included as a component of accumulated other comprehensive income on our consolidated balance sheets.
(2)During the three months ended March 31, 2025, we recorded total interest and related expenses of $242.2 million which was reduced by $0 related to income generated by our cash flow hedges. During the three months ended
March 31, 2024, we recorded total interest and related expenses of $343.7 million which was reduced by $425,000 related to income generated by our cash flow hedges.
Credit-Risk Related Contingent Features
We have entered into agreements with certain of our derivative counterparties that contain provisions where if we were to default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we may also be declared in default on our derivative obligations. In addition, certain of our agreements with our derivative counterparties require that we post collateral to secure net liability positions. As of March 31, 2025, we were in a net liability position with our counterparties related to our foreign exchange hedges, and had $69.6 million of collateral posted with two counterparties. As of December 31, 2024, we were in a net asset position with our counterparties related to our foreign exchange hedges, and had $4.8 million of collateral posted with one counterparty related to our interest rate swap.
15. EQUITY
Stock and Stock Equivalents
Authorized Capital
As of March 31, 2025 we had the authority to issue up to 500,000,000 shares of stock, consisting of 400,000,000 shares of class A common stock and 100,000,000 shares of preferred stock. Subject to applicable NYSE listing requirements, our board of directors is authorized to cause us to issue additional shares of authorized stock without stockholder approval. In addition, to the extent not issued, currently authorized stock may be reclassified between class A common stock and preferred stock. We did not have any shares of preferred stock issued and outstanding as of March 31, 2025 and
December 31, 2024.
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

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
During the three months ended March 31, 2025, we repurchased 1,792,836 shares of class A common stock at a weighted-
average price per share of $17.63, for a total cost of $31.6 million. We did not have any repurchases of class A common stock during the three months ended March 31, 2024. As of March 31, 2025, the amount remaining available for repurchases under the program was $89.2 million.
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

	Three Months Ended March 31,
Common Stock Outstanding(1)	2025	2024
Beginning balance	173,204,190	173,569,397
Issuance of class A common stock(2)	1,080	1,436
Repurchase of class A common stock	(1,792,836)	—
Issuance of restricted class A common stock, net(3)	469,464	370,936
Issuance of deferred stock units	10,662	10,709
Ending balance	171,892,560	173,952,478

(1)Includes 310,108 and 370,173,  deferred stock units held by members of our board of directors as of March 31, 2025 and 2024, respectively.
(2)Represents shares issued under our dividend reinvestment program during the three months ended March 31, 2025 and 2024, respectively.
(3)Net of 12,408 and 92,167 shares of restricted class A common stock forfeited under our stock-based incentive plans during the three months ended March 31, 2025 and 2024, respectively.
Dividend Reinvestment and Direct Stock Purchase Plan
We have adopted a dividend reinvestment and direct stock purchase plan under which we registered and reserved for issuance, in the aggregate, 10,000,000 shares of class A common stock. Under the dividend reinvestment component of this plan, our class A common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of class A common stock. The direct stock purchase component allows stockholders and new investors, subject to our approval, to purchase shares of class A common stock directly from us. During the three months ended March 31, 2025 and 2024, we issued 1,080 shares and 1,436 shares, respectively, of class A common stock under the dividend reinvestment component of the plan. As of March 31, 2025, a total of 9,968,032 shares of class A common stock remained available for issuance under the dividend reinvestment and direct stock purchase plan.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
At the Market Stock Offering Program
As of March 31, 2025, we are party to seven equity distribution agreements, or ATM Agreements, pursuant to which we may sell, from time to time, up to an aggregate sales price of $699.1 million of our class A common stock. Sales of class A common stock made pursuant to our ATM Agreements may be made in negotiated transactions or transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Actual sales depend on a variety of factors including market conditions, the trading price of our class A common stock, our capital needs, and our determination of the appropriate sources of funding to meet such needs. During the three months ended
March 31, 2025 or March 31, 2024, we did not issue any shares of our class A common stock under ATM Agreements. As of March 31, 2025, sales of our class A common stock with an aggregate sales price of $480.9 million remained available for issuance under our ATM Agreements.
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
On March 14, 2025, we declared a dividend of $0.47 per share, or $80.6 million in aggregate, that was paid on April 15,
2025 to stockholders of record as of March 31, 2025.
The following table details our dividend activity ($ in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Dividends declared per share of common stock	$0.47	$0.62
Class A common stock dividends declared	$80,644	$107,678
Deferred stock unit dividends declared	193	223
Total dividends declared	$80,837	$107,901
Earnings Per Share
We calculate our basic and diluted earnings per share using the two-class method for all periods presented as the unvested shares of our restricted class A common stock qualify as participating securities, as defined by GAAP. These restricted shares have the same rights as our other shares of class A common stock, including participating in any dividends, and therefore have been included in our basic and diluted net income per share calculation. The shares issuable under our
Convertible Notes are included in dilutive earnings per share using the if-converted method when the effect is not antidilutive.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table sets forth the calculation of basic and diluted net income per share of class A common stock based on the weighted-average of both restricted and unrestricted class A common stock outstanding ($ in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Basic Earnings
Net loss(1)	$(357)	$(123,838)
Weighted-average shares outstanding, basic and diluted(2)	172,004,888	174,041,630
Per share amount, basic and diluted	$(0.00)	$(0.71)

(1)Represents net loss attributable to Blackstone Mortgage Trust, Inc.
(2)For both the three months ended March 31, 2025 and March 31, 2024, our Convertible Notes were not included in the calculation of diluted earnings per share, as the impact is antidilutive. Refer to Note 13 for further discussion of our convertible notes.
Other Balance Sheet Items
Accumulated Other Comprehensive Income
As of March 31, 2025, total accumulated other comprehensive income was $8.6 million, primarily representing
$211.6 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by
$203.0 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies. As of December 31, 2024, total accumulated other comprehensive income was $8.3 million, primarily representing $272.1 million of net realized and unrealized gains related to changes in the fair value of derivative instruments offset by $263.9 million of cumulative unrealized currency translation adjustments on assets and liabilities denominated in foreign currencies.
Non-Controlling Interests
The non-controlling interests included on our consolidated balance sheets represent the equity interests in our Multifamily
Joint Venture that are not owned by us. A portion of our Multifamily Joint Venture’s consolidated equity and results of operations are allocated to these non-controlling interests based on their pro rata ownership of our Multifamily Joint
Venture. As of March 31, 2025, our Multifamily Joint Venture’s total equity was $45.0 million, of which $38.3 million was owned by us, and $6.8 million was allocated to non-controlling interests. As of December 31, 2024, our Multifamily Joint
Venture’s total equity was $45.9 million, of which $39.0 million was owned by us, and $6.9 million was allocated to non-
controlling interests.
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
During the three months ended March 31, 2025 and 2024, we incurred $17.2 million and $18.9 million, respectively, of management fees payable to our Manager. During the three months ended March 31, 2025 and 2024, we did not incur any incentive fees payable to our Manager.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
As of March 31, 2025 and December 31, 2024, we had accrued management fees payable to our Manager of $17.2 million and $18.5 million, respectively.
General and Administrative Expenses
General and administrative expenses consisted of the following ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Professional services	$3,911	$4,140
Operating and other costs	1,788	1,476
Subtotal(1)	5,699	5,616
Non-cash compensation expenses
Restricted class A common stock earned	6,792	7,911
Director stock-based compensation	173	201
Subtotal	6,965	8,112
Total general and administrative expenses	$12,664	$13,728

(1)During the three months ended March 31, 2025 and 2024, we recognized an aggregate $87,000 and $223,000, respectively, of expenses related to our Multifamily Joint Venture.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
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
During the three months ended March 31, 2025 and 2024, we recorded a current income tax provision of $718,000 and
$1.0 million, respectively, primarily related to activities of our U.S. and foreign taxable subsidiaries and various state and local taxes. We did not have any deferred tax assets or liabilities as of March 31, 2025 or December 31, 2024.
We have net operating losses, or NOLs, generated by our predecessor business that may be carried forward and utilized in current or future periods. As a result of our issuance of 25,875,000 shares of class A common stock in May 2013, the availability of our NOLs is generally limited to $2.0 million per annum by change of control provisions promulgated by the
Internal Revenue Service with respect to the ownership of Blackstone Mortgage Trust. As of March 31, 2025, we had
estimated NOLs of $159.0 million that will expire in 2029, unless they are utilized by us prior to expiration. Previously, we recorded a full valuation allowance against such NOLs as we expected that they would expire unutilized. However,

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
although uncertain, we may utilize a portion of NOLs prior to expiration. We do not expect the utilization of NOLs to have a material impact on our consolidated financial statements. We have recorded a full valuation allowance against such NOLs as it is probable that they will expire unutilized.
As of March 31, 2025, tax years 2021 through 2024 remain subject to examination by taxing authorities.
18. STOCK-BASED INCENTIVE PLANS
We are externally managed by our Manager and do not currently have any employees. However, as of March 31, 2025, our
Manager, certain individuals employed by an affiliate of our Manager, and certain members of our board of directors were compensated, in part, through our issuance of stock-based instruments.
Under our two current stock incentive plans, a maximum of 10,400,000 shares of our class A common stock may be issued to our Manager, our directors and officers, and certain employees of affiliates of our Manager. As of March 31, 2025, there were 5,999,544 shares available under our current stock incentive plans.
The following table details the movement in our outstanding shares of restricted class A common stock and the weighted-
average grant date fair value per share:

	Restricted Class A Common Stock	Weighted-Average Grant Date Fair Value Per Share
Balance as of December 31, 2024	2,142,759	$21.13
Granted	481,872	17.77
Vested	(216,496)	22.62
Forfeited	(12,408)	19.21
Balance as of March 31, 2025	2,395,727	$20.33
These shares generally vest in installments over a period of three years, pursuant to the terms of the respective award agreements and the terms of our current benefit plans. The 2,395,727 shares of restricted class A common stock outstanding as of March 31, 2025 will vest as follows: 1,093,893 shares will vest in 2025; 870,242 shares will vest in 2026;
and 431,592 shares will vest in 2027. As of March 31, 2025, total unrecognized compensation cost relating to unvested share-based compensation arrangements was $44.8 million based on the grant date fair value of shares granted. This cost is expected to be recognized over a weighted-average period of 1.1 years from March 31, 2025.
19. FAIR VALUES
Assets and Liabilities Measured at Fair Value
The following table summarizes our assets and liabilities measured at fair value on a recurring basis ($ in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives	$—	$4,987	$—	$4,987	$—	$72,454	$—	$72,454
Liabilities
Derivatives	$—	$68,158	$—	$68,158	$—	$5,238	$—	$5,238
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

	March 31, 2025			December 31, 2024
	Book Value	Face Amount	Fair Value	Book Value	Face Amount	Fair Value
Financial assets
Cash and cash equivalents	$668,563	$668,563	$668,563	$323,483	$323,483	$323,483
Loans receivable, net	18,308,171	19,217,768	18,307,872	18,313,582	19,203,126	18,288,958
Financial liabilities
Secured debt, net	10,000,027	10,011,541	9,907,858	9,696,334	9,705,529	9,590,400
Securitized debt obligations, net	2,559,896	2,569,979	2,528,813	1,936,956	1,936,967	1,838,089
Asset-specific debt, net	492,235	494,081	484,126	1,224,841	1,228,110	1,218,639
Loan participations sold, net	101,672	101,672	101,672	100,064	100,064	99,822
Secured term loans, net	1,730,565	1,760,748	1,751,330	1,732,073	1,764,437	1,765,668
Senior secured notes, net	779,187	785,316	780,725	771,035	785,316	780,931
Convertible notes, net	263,898	266,157	260,166	263,616	266,157	257,707
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
During 2024, we modified two loans that included, among other changes, an equity interest in and/or control over decision-
making at the property. As a result of the modification, our investments in these loans are VIEs. As of March 31, 2025, we are the primary beneficiary of, and therefore consolidated the assets of these VIEs on our balance sheet as we (i) have the power to direct the activities that most significantly affect the property, and (ii) have the right to receive excess sale proceeds upon exit.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
The following table details the assets and liabilities of our consolidated VIEs ($ in thousands):

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$13,804	$9,145
Loans receivable	3,208,455	2,338,201
Current expected credit loss reserve	(162,258)	(202,400)
Loans receivable, net	3,046,197	2,135,801
Real estate owned, net	212,011	177,322
Other assets	79,409	126,518
Total assets	$3,351,421	$2,448,786
Liabilities
Securitized debt obligations, net	$2,559,896	$1,936,956
Other liabilities	15,598	13,277
Total liabilities	$2,575,494	$1,950,233
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
As of March 31, 2025 and December 31, 2024, our consolidated balance sheet included $17.2 million and $18.5 million, respectively, of accrued management fees payable to our Manager. During the three months ended March 31, 2025, we paid our Manager management fees of $18.5 million, compared to $26.3 million of aggregate management and incentive fees during the same period of 2024. In addition, during the three months ended March 31, 2025, we incurred expenses of
$264,000 that were paid by our Manager and have been or will be reimbursed by us compared to $221,000 of such expenses during the same period of 2024.
As of March 31, 2025, our Manager held 1,211,048 shares of unvested restricted class A common stock, which had an aggregate grant date fair value of $25.4 million. These shares vest in installments over three years from the date of issuance. During the three months ended March 31, 2025 and 2024, we recorded non-cash expenses related to shares held by our Manager of $3.6 million and $4.3 million, respectively. Refer to Note 18 for further details on our restricted class A common stock.
As of March 31, 2025, our Manager, its affiliates (including Blackstone), Blackstone employees, and our directors held an aggregate 13,593,458 shares, or 7.9%, of our class A common stock, of which 8,234,581 shares, or 4.8%, were held by
Blackstone and its subsidiaries. Additionally, our directors held 310,108 of deferred stock units as of March 31, 2025.
Certain of the parties listed above have in the past purchased or sold shares of our class A common stock in open market transactions, and such parties may in the future purchase or sell additional shares of our class A common stock. Any such transactions would be made in the sole discretion of the relevant party based on market conditions and other considerations relevant to such parties.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
Affiliate Services
We have engaged certain portfolio companies owned by Blackstone-advised investment vehicles, to provide management, operational and corporate support services. The following table details the costs incurred (refunded) for these services ($ in thousands):

		Three Months Ended March 31,
	Asset Class	2025	2024
Revantage Corporate Services, LLC and Revantage Global Services Europe S.à r.l.(1)	n/a	$(38)	$251
EQ Management, LLC(2)	Office	575	—
LivCor, LLC(2)	Multifamily	159	—
BRE Hotels & Resorts, LLC(2)	Hospitality	489	—
		$1,185	$251

(1)As applicable, provides management, operational, and corporate support services to certain of our investments directly.
(2)As applicable, provides management, operational, and corporate support services to certain of our REO assets directly.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
We have engaged affiliates of our Manager to provide various services noted below. The following table details the costs incurred for these services ($ in thousands):

	Three Months Ended March 31,
	2025	2024
BTIG, LLC(1)	$—	$40
Gryphon Mutual Property Americas IC(2)	547	—
Blackstone Internal audit services	111	24
Total	$658	$64

(1)Affiliates of our Manager own an interest in the controlling entity of BTIG, LLC, or BTIG. BTIG has been engaged as a broker for repurchases of our Senior Secured Notes and Convertible Notes. During the three months ended
March 31, 2025, there was no repurchase activity. During the three months ended March 31, 2024, we repurchased
$26.2 million of our October 2021 senior secured notes utilizing BTIG as a broker. Additionally, we have engaged
BTIG as a sales agent to sell shares of our class A common stock under one of our ATM Agreements. During the three months ended March 31, 2025 and 2024, we did not sell any shares under our ATM Agreements. Our engagements of BTIG are on terms equivalent to those of third parties under similar arrangements.
(2)In the first quarter of 2024, in order to provide insurance for our REO assets, we became a member of Gryphon
Mutual Property Americas IC, or Gryphon, a captive insurance company owned by us and other Blackstone-advised investment vehicles. A Blackstone affiliate provides oversight and advisory services to Gryphon and receives fees based on a percentage of premiums paid for such policies. The fees and expenses of Gryphon, including insurance premiums and fees paid to its manager, are paid annually and borne by us and the other Blackstone-advised investment vehicles that are members of Gryphon pro rata based on insurance premiums paid for each party’s respective properties. During the three months ended March 31, 2025 and 2024, we paid $248,000 and $109,000, respectively, to Gryphon for insurance costs, inclusive of premiums, capital surplus contributions, taxes, and our pro rata share of other expenses. Of these amounts, $29,000 and $2,000, respectively, was attributable to the fee paid to a Blackstone affiliate to provide oversight and management services to Gryphon. The amounts included in the table above reflect the amortization of the insurance expense over the relevant period of the respective policies.
CT Investment Management Co., LLC, or CTIMCO, serves as the special servicer of all of our CLOs, and the Manager serves as the collateral manager and benchmark agent for our FL5 CLO issued in the first quarter of 2025. As of March 31,
2025, two of our assets were in special servicing under the CLOs. CTIMCO and our Manager have waived any fees that would be payable to a third party serving in such roles pursuant to the applicable agreements, and no such fees have been paid or will become payable to CTIMCO or our Manager.
Other Transactions
In the first quarter of 2025, we invested $439.1 million in one senior loan and $60.0 million in one mezzanine loan to unaffiliated third parties in which Blackstone-advised investment vehicles also invested at the same level of the capital structure on a pari passu basis.
In the first quarter of 2025, as part of a broad syndication led by third-party banks, Blackstone-advised investment vehicles acquired an aggregate $75.0 million of notes in our $1.0 billion FL5 CLO offering. All of these transactions were on terms equivalent to those of unaffiliated parties.
In the fourth quarter of 2024, we entered into our Net Lease Joint Venture with a Blackstone-advised investment vehicle to invest in triple net lease properties. As of March 31, 2025, the aggregate value of our equity investment in the Net Lease
Joint Venture was $29.0 million and our ownership interest was 75%. As part of these arrangements, we, our Net Lease
Joint Venture and the Blackstone-advised investment vehicle, together, have engaged and may in the future engage in certain financing, derivative and/or hedging arrangements.
In the fourth quarter of 2024, pursuant to our Agency Multifamily Lending Partnership, we referred three loans to MTRCC for origination, where the borrower was a Blackstone-advised investment vehicle. The loan terms and pricing were on market terms negotiated by MTRCC. Pursuant to our Agency Multifamily Lending Partnership, we received $217,000 of origination, servicing, and other fees for referring these loans during the fourth quarter of 2024.

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
In the fourth quarter of 2024, as part of broad syndications led by third-party banks, Blackstone-advised investment vehicles acquired (i) an aggregate $62.5 million participation in our $650.0 million B-5 Term Loan, and (ii) an aggregate
$80.0 million of our $450.0 million December 2024 senior secured notes. All of these transactions were on terms equivalent to those of unaffiliated parties. Blackstone Securities Partners L.P., or BSP, an affiliate of our Manager, was engaged as a member of the syndicate for both transactions. Our engagements of BSP are on terms equivalent to those of unaffiliated parties.
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
In 2019 and 2021, we acquired an aggregate participation of €350.0 million in a senior loan to a borrower that is partially owned by a Blackstone-advised investment vehicle. We forgo all non-economic rights under the loan, including voting rights, so long as the Blackstone-advised investment vehicle controls the borrower. The loan was negotiated by third parties on market terms without our involvement, and our interest in the senior loan was subject to such market terms. In the third quarter of 2024, the borrower completed a refinancing transaction involving new lenders and the existing lenders. We elected to sell €232.0 million of our then remaining €347.0 million loan position to the new lenders at par and extend the remainder on modified terms. The terms of the modification (which included, among other changes, an extension of the maturity date, and increase in the interest rate, and additional guarantees) were negotiated by our third-party co-lender.
In the fourth quarter of 2018, we originated £148.7 million of a total £303.5 million senior loan to a borrower that is wholly owned by a Blackstone-advised investment vehicle. The loan terms were negotiated by our third-party co-lender, and we will forgo all non-economic rights under the loan, including voting rights, so long as a Blackstone-advised investment vehicle controls the borrower. In the third quarter of 2024, we agreed to a refinancing transaction pursuant to which
£46.4 million of our £148.7 million participation in an existing £303.5 million loan to a borrower that is wholly owned by a
Blackstone-advised investment vehicle was repaid, and we received a £100.0 million participation in a new loan made to the same borrower that continues to be controlled by a Blackstone-advised investment vehicle, and the terms of the loan were modified to include, among other changes, an expanded collateral pool, an extension of the maturity date and an increase in the interest rate. The transaction, including the terms of the modification, was negotiated by our third-party co-
lender.
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
22. COMMITMENTS AND CONTINGENCIES
Unfunded Commitments Under Loans Receivable
As of March 31, 2025, we had aggregate unfunded commitments of $1.0 billion across 57 loans receivable, and
$520.2 million of committed or identified financings for those commitments, resulting in net unfunded commitments of
$513.0 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs,

Blackstone Mortgage Trust, Inc.
Notes to Consolidated Financial Statements (continued) (Unaudited)
and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.3 years.
Principal Debt Repayments
Our contractual principal debt repayments as of March 31, 2025 were as follows ($ in thousands):

Year	Secured Debt(1)	Asset-Specific Debt(1)	Term Loans(2)	Senior Secured Notes	Convertible Notes(3)	Total(4)
2025 (remaining)	$986,557	$—	$11,069	$—	$—	$997,626
2026	3,392,946	—	324,026	—	—	3,716,972
2027	3,383,555	—	14,758	335,316	266,157	3,999,786
2028	735,303	—	638,758	—	—	1,374,061
2029	1,174,497	336,387	772,137	450,000	—	2,733,021
Thereafter	338,683	157,694	—	—	—	496,377
Total obligation	$10,011,541	$494,081	$1,760,748	$785,316	$266,157	$13,317,843

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
(4)Total does not include $2.6 billion of consolidated securitized debt obligations, $845.8 million of non-consolidated senior interests, and $101.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
Board of Directors’ Compensation
As of March 31, 2025, of the eight members of our board of directors, our six non-employee directors are entitled to annual compensation of $210,000 each, of which $95,000 is paid in cash and $115,000 is paid in the form of deferred stock units or, at their election, shares of restricted common stock. As of March 31, 2025, the other two board members, the chairperson of the board and our chief executive officer, are not compensated by us for their service as directors. In addition, (i) the lead independent director receives additional annual cash compensation of $30,000, (ii) the chairs of our audit, compensation, and corporate governance committees receive additional annual cash compensation of $20,000,
$15,000, and $10,000, respectively, and (ii) the members of our audit and investment risk management committees receive additional annual cash compensation of $10,000 and $7,500, respectively.
Litigation
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
March 31, 2025, we were not involved in any material legal proceedings.
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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
References herein to “Blackstone Mortgage Trust,” “Company,” “we,” “us,” or “our” refer to Blackstone Mortgage
Trust, Inc. and its subsidiaries unless the context specifically requires otherwise.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on
Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to historical data, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the
Exchange Act, which reflect our current views with respect to, among other things, our business, operations and financial performance. You can identify these forward-looking statements by the use of words such as “intend,” “goal,” “estimate,”
“expect,” “project,” “projections,” “plans,” “seeks,” “anticipates,” “should,” “could,” “may,” “designed to,”
“foreseeable future,” “believe,” “scheduled,” and similar expressions. Such forward- looking statements are subject to various risks, uncertainties and assumptions. Our actual results or outcomes may differ materially from those in this discussion and analysis as a result of various factors, including but not limited to those discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Quarterly Report on
Form 10-Q.
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
Macroeconomic Environment
Recently announced tariffs in the U.S. have contributed to significant and ongoing uncertainty and volatility of debt and equity markets. There is significant uncertainty as to the outcome of ongoing global trade negotiations, the extent of retaliatory measures taken by other countries and the ultimate impact on the U.S. and global economies. A prolonged period of policy-driven uncertainty and continued market volatility increases the likelihood of a slowdown in the U.S. and global economies and could impact the ongoing recovery in the commercial real estate market, which could adversely affect us, our borrowers, their tenants and the value of the real estate assets related to our investments.
At the same time, the announced tariffs are likely to increase construction costs and further reduce already constrained new supply starts, including in certain sectors in which our portfolio is concentrated, such as multifamily and industrial. This should be supportive of real estate values over time, subject to inflation continuing to subside and absent recessionary condition.

I. Key Financial Measures and Indicators
As a real estate finance company, we believe the key financial measures and indicators for our business are earnings per share, dividends declared, Distributable Earnings, Distributable Earnings prior to charge-offs, and book value per share.
For the three months ended March 31, 2025, we recorded basic net loss per share of $0.00, declared a dividend of $0.47 per share, reported $0.17 per share of Distributable Earnings, and reported $0.42 per share of Distributable Earnings prior to charge-offs. In addition, our book value as of March 31, 2025 was $21.42 per share, which is net of cumulative CECL reserves of $4.39 per share.
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

	Three Months Ended
	March 31, 2025	December 31, 2024
Net (loss) income(1)	$(357)	$37,190
Weighted-average shares outstanding, basic	172,004,888	173,488,888
Net (loss) income per share, basic	$(0.00)	$0.21
Dividends declared per share	$0.47	$0.47

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net (loss) income per share.
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

	Three Months Ended
	March 31, 2025	December 31, 2024
Net (loss) income(1)	$(357)	$37,190
Charge-offs of CECL reserves(2)	(41,824)	(294,064)
Increase in CECL reserves	49,505	19,055
Depreciation and amortization of real estate owned	16,517	8,193
Non-cash compensation expense	6,965	7,772
Realized hedging and foreign currency loss, net(3)	(1,237)	(598)
Allocable share of adjustments related to unconsolidated entities(4)	94	—
Cash (non-cash) income from agency multifamily partnership, net(5)	24	(718)
Contingent liabilities(6)	—	5,653
Adjustments attributable to non-controlling interests, net	(94)	(102)
Other items	(3)	(11)
Distributable Earnings	$29,590	$(217,630)
Charge-offs of CECL reserves(2)	41,824	294,064
Distributable Earnings prior to charge-offs of CECL reserves	$71,414	$76,434
Weighted-average shares outstanding, basic(7)	172,004,888	173,488,888
Distributable Earnings per share, basic	$0.17	$(1.25)
Distributable Earnings per share, basic, prior to charge-offs of CECL reserves	$0.42	$0.44

(1)Represents net (loss) income attributable to Blackstone Mortgage Trust.
(2)Represents realized losses related to loan principal amounts deemed non-recoverable.
(3)Represents realized losses on the repatriation of unhedged foreign currency. These amounts were not included in
GAAP net income (loss), but rather as a component of other comprehensive income in our consolidated financial statements.
(4)Allocable share of adjustments related to unconsolidated entities reflects our share of (i) non-cash items such as depreciation and amortization, (ii) unrealized gains and losses recorded by such unconsolidated entities, if any, and
(iii) related adjustments for realized gains, if any.
(5)Represents (i) the non-cash income recognized under GAAP related to our Agency Multifamily Lending
Partnership, in which we receive a portion of origination, servicing, and other fees for loans we refer to MTRCC for origination, offset by the related loss-sharing obligation accruals and (ii) the cash received related to such income previously recognized under GAAP. Refer to Note 2 to our consolidated financial statements for additional information on our Agency Multifamily Lending Partnership.
(6)Represents a contingent liability related to a sale of a loan.
(7)The weighted-average shares outstanding, basic, exclude shares issuable from a potential conversion of our
Convertible Notes then outstanding. Consistent with the treatment of other unrealized adjustments to Distributable
Earnings, these potentially issuable shares are excluded until a conversion occurs. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.

Book Value Per Share
The following table calculates our book value per share ($ in thousands, except per share data):

	March 31, 2025	December 31, 2024
Stockholders’ equity	$3,681,968	$3,787,308
Shares
Class A common stock	171,582,452	172,792,094
Deferred stock units	310,108	412,096
Total outstanding	171,892,560	173,204,190
Book value per share(1)	$21.42	$21.87

(1)The book value per share excludes shares issuable from a potential conversion of our Convertible Notes then outstanding. Refer to Note 15 to our consolidated financial statements for the calculation of diluted net income per share.
II. Investment Portfolio
Loan Portfolio
During the three months ended March 31, 2025, we originated or acquired $1.6 billion of loans. Loan fundings during the three months ended March 31, 2025 totaled $1.7 billion and loan repayments and sales totaled $1.8 billion. We generated interest income of $332.1 million and incurred interest expense of $242.2 million during the three months ended March 31,
2025, which resulted in $89.8 million of net interest income during the three months ended March 31, 2025.
Loan Portfolio Overview
The following table details our loan origination activity ($ in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024
Loan originations(1)	$1,554,159	$197,230

Loan fundings	$1,681,299	$376,871
Loan repayments and sales	(1,810,678)	(1,607,073)
Total net repayments	$(129,379)	$(1,230,202)

(1)Includes new loan originations and acquisitions, and additional commitments made under existing loans.

The following table details overall statistics for our loans receivable portfolio as of March 31, 2025 ($ in thousands):

Balance Sheet Portfolio
Number of loans	138
Principal balance	$19,217,768
Net book value	$18,308,171
Unfunded loan commitments(1)	$1,033,229
Weighted-average cash coupon(2)	+ 3.39%
Weighted-average all-in yield(2)	+ 3.70%
Weighted-average maximum maturity (years)(3)	2.3
Origination loan-to-value (LTV)(4)	63.3%

(1)Unfunded commitments will primarily be funded to finance our borrowers’ construction or development of real estate-related assets, capital improvements of existing assets, or lease-related expenditures. These commitments will generally be funded over the term of each loan, subject in certain cases to an expiration date.
(2)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable to each investment. As of
March 31, 2025, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Maximum maturity assumes all extension options are exercised by the borrower, however our loans and other investments may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any. As of March 31, 2025, 17% of our loans by principal balance were subject to yield maintenance or other prepayment restrictions and 83% were open to repayment by the borrower without penalty.
(4)Based on LTV as of the dates loans were originated or acquired by us, excluding any loans that are impaired and any junior participations sold.
The following table details the index rate floors for our loan portfolio as of March 31, 2025 ($ in thousands):

	Loans Receivable Principal Balance
Index Rate Floors	USD	Non-USD(1)	Total
Fixed Rate	$161,794	$—	$161,794
0.00% or no floor(2)	2,253,062	5,429,004	7,682,066
0.01% to 1.00% floor	3,831,152	383,878	4,215,030
1.01% to 2.00% floor	1,270,538	1,002,702	2,273,240
2.01% to 3.00% floor	2,840,351	371,186	3,211,537
3.01% or more floor	1,340,478	333,623	1,674,101
Total(3)	$11,697,375	$7,520,393	$19,217,768

(1)Includes Euro, British Pound Sterling, Swedish Krona, Australian Dollar, Canadian Dollar, and Swiss Franc
currencies.
(2)Includes all impaired loans.
(3)As of March 31, 2025, the weighted-average index rate floor of our floating-rate loans receivable principal balance was 1.13%. Excluding 0.0% index rate floors and loans with no floor, the weighted-average index rate floor was
1.74%.

The following table details the floating benchmark rates for our loan portfolio as of March 31, 2025 (loans receivable principal balance amounts in thousands):

Loan Count	Currency	Loans Receivable Principal Balance	Floating Rate Index(1)	Cash Coupon(2)	All-in Yield(2)
107		$$11,697,375	SOFR	+ 3.19%	+ 3.47%
15		££2,400,386	SONIA	+ 3.23%	+ 3.67%
10		€€2,222,792	EURIBOR	+ 3.80%	+ 4.17%
6	Various	$2,015,401	Other(3)	+ 3.98%	+ 4.24%
138		$19,217,768		+ 3.39%	+ 3.70%

(1)We use foreign currency forward contracts to protect the value or fix the amount of certain investments or cash flows in terms of the U.S. dollar. We earn forward points on our forward contracts that reflect the interest rate differentials between the applicable base rate for our foreign currency investments and prevailing U.S. interest rates.
These forward contracts effectively convert the foreign currency rate exposure for such investments to USD-
equivalent interest rates.
(2)In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(3)Includes floating rate loans indexed to STIBOR, CORRA, BBSY, and SARON indices.

The charts below detail the geographic distribution and types of properties securing our loan portfolio, as of March 31,
2025:
Geographic Diversification
(Net Loan Exposure)(1)
Collateral Diversification
(Net Loan Exposure)(1)(2)
______________
(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2025, which is our principal balance net of (i) $494.1 million of asset-specific debt, (ii) $117.1 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $741.5 million, and (iv) $101.7 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
Geographic locations that represent less than 1% of net loan exposure are excluded from the chart.
(2)Assets with multiple components are proportioned into the relevant collateral types based on the allocated value of each collateral type.
Refer to section VI of this Item 2 for details of our loan portfolio, on a loan-by-loan basis.
Portfolio Management
As of March 31, 2025, 95% of our loans were performing with risk ratings of “1” through “4,” and the remaining 5% were impaired with a risk rating of “5.” Of the performing loans, 99.2%, based on net loan exposure, were in compliance with the applicable contractual terms. We believe this demonstrates the overall strength of our loan portfolio and the commitment and financial wherewithal of our borrowers generally, which are primarily affiliated with large real estate private equity funds and other strong, well-capitalized, and experienced sponsors.
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain investments. As of March 31, 2025, we had an aggregate $555.4 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.5 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31,
2025.
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
As discussed in Note 2 to our consolidated financial statements, we perform a quarterly review of our loan portfolio, assesses the performance of each loan, and assigns it a risk rating between “1” and “5”, from less risk to greater risk. Our loan portfolio had a weighted-average risk rating of 3.0 as of both March 31, 2025 and December 31, 2024, respectively.
The following table allocates the net book value and net loan exposure balances based on our internal risk ratings ($ in thousands):

	March 31, 2025
Risk Rating	Number of Loans	Net Book Value	Net Loan Exposure(1)
1	10	$562,331	$561,866
2	20	3,324,353	3,324,516
3	75	10,728,778	10,093,832
4	20	2,912,484	2,813,943
5	13	1,521,766	969,175
Loans receivable	138	$19,049,712	$17,763,332
CECL reserve		(741,541)
Loans receivable, net		$18,308,171

(1)Net loan exposure reflects the amount of each loan that is subject to risk of credit loss to us as of March 31, 2025, which is our principal balance net of (i) $494.1 million of asset-specific debt, (ii) $117.1 million of cost-recovery proceeds, (iii) our total loans receivable CECL reserve of $741.5 million, and (iv) $101.7 million of junior loan interests that we have sold, but that remain included in our consolidated financial statements. Our asset-specific debt and loan participations sold are structurally non-recourse and term-matched to the corresponding collateral loans.
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
During the three months ended March 31, 2025, we recorded a net increase of $49.4 million in the CECL reserves against our loans receivable portfolio, primarily due to a $32.9 million increase in our general CECL reserves, offset by charge-
offs of our CECL reserves of $41.8 million, bringing our total loans receivable CECL reserve to $741.5 million as of
March 31, 2025. This increase in our general CECL reserves was primarily as a result of a change in the portfolio mix, as loan repayments were offset by new originations, as well as changes in the historical loss rate. Additionally, we recorded an increase in our asset-specific CECL reserves, primarily as a result of one additional loan that was impaired during the three months ended March 31, 2025, which was secured by an office asset. The office sector is generally facing reduced tenant and capital markets demand in recent years. Impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. The income accrual was suspended on the one loan that was impaired during the three months ended March 31, 2025, as the recovery of income and principal was doubtful. During the three months ended March 31, 2025, we recorded $2.8 million of interest income on this loan. This increase in the CECL reserves was partially offset by a resolution and a $41.8 million charge-off of the CECL reserve on one previously impaired loan. The resolution was the result of an acquisition of title through a deed-in-lieu of foreclosure transaction related to an office property located in Chicago, IL, which is now included on our consolidated balance sheet as an REO asset.
As of March 31, 2025, we had an aggregate $555.4 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.5 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan's underlying collateral as of March 31, 2025. No income was recorded on our impaired loans subsequent to determining that they were impaired. During the three months ended March 31, 2025, we received an aggregate $18.9 million of cash proceeds from such loans that were applied as a reduction to the amortized cost basis of each respective loan.
As of March 31, 2025, one of our performing loans with an amortized cost basis of $195.0 million, inclusive of a
$50.0 million junior loan participation sold, was past its current maturity date, was greater than 90 days past due on its interest payment, and had a risk rating of “3.” This loan was not impaired as of March 31, 2025 as the estimated fair value of the underlying collateral exceeded our basis in the loan. As of March 31, 2025, all other borrowers under performing loans were in compliance with the applicable contractual terms of each respective loan, including any required payment of interest. Refer to Note 2 to our consolidated financial statements for further discussion of our policies on revenue recognition and our CECL reserves.
Real Estate Owned
As part of our portfolio management strategy to maximize economic outcomes, we may hold certain real estate owned, or
REO, investments resulting from us acquiring title to or taking control of a loan’s underlying real estate collateral. As of
March 31, 2025, we had eight REO assets with an aggregate carrying value of $640.4 million.
Multifamily Joint Venture
As of March 31, 2025, our multifamily joint venture held a $43.3 million loan, which is included in the loan disclosures above. As of March 31, 2025, our Multifamily Joint Venture also held a $32.3 million REO asset. Refer to Note 2 to our consolidated financial statements for additional discussion of our multifamily joint venture.
Agency Multifamily Lending Partnership
In the second quarter of 2024, we entered into our Agency Multifamily Lending Partnership that allows our borrowers to access multifamily agency financing through MTRCC’s Fannie Mae DUS and Freddie Mac Optigo lending platforms. We will receive a portion of origination, servicing, and other fees for loans that we refer to MTRCC for origination under both the Fannie Mae and Freddie Mac programs. Additionally, we will share in losses with MTRCC and Fannie Mae on loans that we refer to MTRCC for origination under the Fannie Mae program. During the three months ended March 31, 2025, we did not refer any loans to MTRCC.
Net Lease Joint Venture
In the fourth quarter of 2024, we entered into our Net Lease Joint Venture with another Blackstone-advised investment vehicle to invest in triple net lease properties, which is recorded on our consolidated balance sheets as an investment in unconsolidated entities. As of March 31, 2025, our investment in unconsolidated entities totaled $29.0 million. During the three months ended March 31, 2025 we contributed $25.6 million to the joint venture, did not receive any distributions, and recorded an $874,000 loss from unconsolidated entities in our consolidated statements of operations.

Portfolio Financing
Our portfolio financing consists of secured debt, securitizations, and asset-specific debt. The following table details our portfolio financing ($ in thousands):

	Portfolio Financing Outstanding Principal Balance
	March 31, 2025	December 31, 2024
Secured debt	$10,011,541	$9,705,529
Securitizations	2,569,979	1,936,967
Asset-specific debt	494,081	1,228,110
Total portfolio financing	$13,075,601	$12,870,606
Secured Debt
The following table details our secured credit facilities by spread over the applicable base rates as of March 31, 2025 ($ in thousands):

	Three Months Ended March 31, 2025	March 31, 2025
Spread(1)	New Financings(2)	Total Borrowings	Wtd. Avg. All-in Cost(1)(3)(4)	Collateral(5)	Wtd. Avg. All-in Yield(1)(3)	Net Interest Margin(6)
+ 1.50% or less	$332,431	$4,070,890	+1.52%	$6,215,254	+3.19%	+1.67%
+ 1.51% to + 1.75%	315,623	2,598,070	+1.77%	3,391,195	+3.43%	+1.66%
+ 1.76% to + 2.00%	—	952,714	+2.09%	1,751,216	+3.70%	+1.61%
+ 2.01% or more	84,305	2,389,867	+2.61%	3,421,739	+4.27%	+1.66%
Total	$732,359	$10,011,541	+1.90%	$14,779,404	+3.55%	+1.65%

(1)The spread, all-in cost, and all-in yield are expressed over the relevant floating benchmark rates, which include
SOFR, SONIA, EURIBOR, CORRA, and other indices as applicable.
(2)Represents the amount of new borrowings we closed during the three months ended March 31, 2025.
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
(4)Represents the weighted-average all-in cost as of March 31, 2025 and is not necessarily indicative of the spread applicable to recent or future borrowings.
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

	March 31, 2025
Securitized Debt Obligations	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)(3)	Term(4)
2025 FL5 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	$831,250	$821,167	+ 2.08%	October 2042
Underlying Collateral Assets	19	1,000,000	1,000,000	+ 3.41%	July 2028
2021 FL4 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	670,149	670,149	+ 1.42%	May 2038
Underlying Collateral Assets	22	849,996	849,996	+ 2.90%	October 2026
2020 FL3 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	469,730	469,730	+ 2.44%	November 2037
Underlying Collateral Assets	12	637,509	637,509	+ 3.04%	December 2026
2020 FL2 Collateralized Loan Obligation
Senior CLO Securities Outstanding	1	598,850	598,850	+ 1.65%	February 2038
Underlying Collateral Assets	12	831,395	831,395	+ 3.27%	October 2026
Total
Senior CLO Securities Outstanding(5)	4	$2,569,979	$2,559,896	+ 1.88%
Underlying Collateral Assets	65	$3,318,900	$3,318,900	+ 3.31%

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
(5)During the three months ended March 31, 2025, we recorded $27.6 million of interest expense related to our securitized debt obligations.
Refer to Note 8 and Note 20 to our consolidated financial statements for additional details of our securitized debt obligations.

Asset-Specific Debt
The following table details our asset-specific debt ($ in thousands):

	March 31, 2025
Asset-Specific Debt	Count	Principal Balance	Book Value(1)	Wtd. Avg. Yield/Cost(2)	Wtd. Avg. Term(3)
Financing provided	2	$494,081	$492,235	+ 3.36%	September 2029
Collateral assets	2	$611,628	$606,073	+ 4.58%	September 2029

(1)The book value of underlying collateral assets excludes any applicable CECL reserves.
(2)The weighted-average all-in yield and cost are expressed as a spread over the relevant floating benchmark rates, which include SOFR and CORRA, as applicable. These floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement. In addition to cash coupon, yield/cost includes the amortization of deferred origination fees and financing costs.
(3)The weighted-average term is determined based on the maximum maturity of the corresponding loans, assuming all extension options are exercised by the borrower. Our non-recourse, asset-specific debt is term-matched in each case to the corresponding collateral loans.
Corporate Financing
The following table details our outstanding corporate financing ($ in thousands):

	Corporate Financing Outstanding Principal Balance
	March 31, 2025	December 31, 2024
Term loans	$1,760,748	$1,764,437
Senior secured notes	785,316	785,316
Convertible notes	266,157	266,157
Total corporate financing	$2,812,221	$2,815,910

The following table details our outstanding senior term loan facilities, or Term Loans, our outstanding senior secured notes, or Senior Secured Notes, and convertible senior notes, or Convertible Notes, as of March 31, 2025 ($ in thousands):

Corporate Financing	Face Value	Interest Rate(1)		All-in Cost(1)(2)	Maturity
Term Loans
B-1 Term Loan	$309,268	+ 2.36%		+ 2.53%	April 23, 2026
B-4 Term Loan	803,105	+ 3.50%		+ 4.11%	May 9, 2029
B-5 Term Loan	648,375	+ 3.75%		+ 4.27%	December 10, 2028
Total term loans	$1,760,748
Senior Secured Notes
October 2021	$335,316	3.75%		4.06%	January 15, 2027
December 2024	450,000	7.75%	(3)	8.14%	December 1, 2029
Total senior secured notes	$785,316
Convertible Notes
Convertible Notes(4)	$266,157	5.50%		5.79%	March 15, 2027
Total corporate financings	$2,812,221

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
(4)The conversion price of the Convertible Notes is $36.27, which represents the price of class A common stock per share based on a conversion rate of 27.5702. The conversion rate represents the number of shares of class A common stock issuable per $1,000 principal amount of Convertible Notes. The cumulative dividend threshold has not been exceeded as of March 31, 2025.
Refer to Note 2, Note 11, Note 12, and Note 13 to our consolidated financial statements for additional discussion of our
Term Loans, Senior Secured Notes, and Convertible Notes.
Floating Rate Portfolio
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2025, substantially all of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to rising interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
Our liabilities are generally currency and index-matched to each collateral asset, resulting in a net exposure to movements in benchmark rates that varies by currency silo based on the relative proportion of floating rate assets and liabilities.

The following table details our investment portfolio’s exposure to interest rates by currency as of March 31, 2025 (amounts
in thousands):

	USD	GBP	EUR	All Other(1)
Floating rate loans(2)(3)(4)(5)	$9,989,021	£2,248,036	€2,222,792	$2,015,401
Floating rate portfolio financings(2)(4)(6)	(7,398,825)	(1,781,834)	(1,625,280)	(1,617,099)
Floating rate corporate financings(7)	(2,210,747)	—	—	—
Net floating rate exposure	$379,449	£466,202	€597,512	$398,302
Net floating rate exposure in USD(8)	$379,449	$602,240	$646,270	$398,302

(1)Includes Australian Dollar, Canadian Dollar, Swedish Krona, and Swiss Franc currencies.
(2)Our floating rate loans and related liabilities are currency and index-matched to the applicable benchmark rate relevant in each arrangement.
(3)Excludes $1.5 billion of floating rate impaired loans.
(4)Excludes $101.7 million of loan participations sold, as of March 31, 2025. Our loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
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
(8)Represents the U.S. dollar equivalent as of March 31, 2025.
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. During the three months ended March 31, 2025, interest rate caps on $2.6 billion of performing loans, with a 3.7% weighted-average strike price, expired and 100% were replaced with new interest rate caps, with a weighted-average strike price of 3.8%, or interest guarantees

III. Our Results of Operations
Operating Results
The following table sets forth information regarding our consolidated results of operations for the three months ended
March 31, 2025 and December 31, 2024 ($ in thousands, except per share data):

	Three Months Ended		Change
	March 31, 2025	December 31, 2024	$
Income from loans and other investments
Interest and related income	$332,057	$386,676	$(54,619)
Less: Interest and related expenses	242,233	285,118	(42,885)
Income from loans and other investments, net	89,824	101,558	(11,734)
Revenue from real estate owned	37,033	11,826	25,207
Other income	90	1,064	(974)
Total net revenues	126,947	114,448	12,499
Expenses
Management and incentive fees	17,235	18,534	(1,299)
General and administrative expenses	12,664	13,111	(447)
Expenses from real estate owned	46,302	18,413	27,889
Other expenses	—	5,663	(5,663)
Total expenses	76,201	55,721	20,480
Increase in current expected credit loss reserve	(49,505)	(19,055)	(30,450)
Loss from unconsolidated entities	(874)	(2,748)	1,874
Income before income taxes	367	36,924	(36,557)
Income tax provision (benefit)	718	(458)	1,176
Net (loss) income	(351)	37,382	(37,733)
Net income attributable to non-controlling interests	(6)	(192)	186
Net (loss) income attributable to Blackstone Mortgage Trust, Inc.	$(357)	$37,190	$(37,547)
Net (loss) income per share of common stock, basic and diluted	$(0.00)	$0.21	$(0.21)

Weighted-average shares of common stock outstanding, basic and diluted	172,004,888	173,488,888	(1,484,000)
Dividends declared per share	$0.47	$0.47	$—
Income from loans and other investments, net
Income from loans and other investments, net decreased $11.7 million during the three months ended March 31, 2025 compared to the three months ended December 31, 2024. The decrease was primarily due to (i) a decrease in the weighted-
average principal balance of our loan portfolio by $2.2 billion during the three months ended March 31, 2025, and (ii) a decrease in average floating rate indices quarter-over-quarter. This was partially offset by a decrease in the weighted-
average principal balance of our outstanding financing arrangements by $1.5 billion for the three months ended March 31,
2025 compared to the three months ended December 31, 2024.
Revenue from real estate owned
Revenue from REO increased by $25.2 million during the three months ended March 31, 2025 compared to the three months ended December 31, 2024. The increase was primarily due to the acquisition of four additional REO assets during the three months ended December 31, 2024, with the three months ended March 31, 2025 reflecting the first full quarter of activity for these assets, as well as one additional REO asset acquired during the three months ended March 31, 2025.

Other income
Other income relates to origination, servicing, and other fees recognized in connection with our Agency Multifamily
Lending Partnership. Other income decreased by $974,000 during the three months ended March 31, 2025 compared to the three months ended December 31, 2024, as a result of the referral of four loans pursuant to the Agency Multifamily
Lending Partnership during the three months ended December 31, 2024 that were originated and sold by MTRCC, with no corresponding loan referrals during the three months ended March 31, 2025.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses increased by $20.5 million during the three months ended March 31,
2025 compared to the three months ended December 31, 2024 primarily due to a $27.9 million increase in expenses from real estate owned as a result of the acquisition of four additional REO assets during the three months ended December 31,
2024, with the three months ended March 31, 2025 representing the first full quarter of activity for these assets, as well as the acquisition of one additional REO asset during the three months ended March 31, 2025. This was partially offset by (i)
a $5.7 million decrease in other expenses, which represents a contingent liability related to the sale of a loan that was recorded during the three months ended December 31, 2024, and (ii) a $1.3 million decrease in management fees due to a decrease in Distributable Earnings.
Changes in current expected credit loss reserve
During the three months ended March 31, 2025, we recorded a $49.5 million increase in our CECL reserves, as compared to a $19.1 million increase during the three months ended December 31, 2024. The increase during the three months ended
March 31, 2025 is primarily due to: (i) an increase in our general CECL reserves as a result of a change in the portfolio mix, as loan repayments were offset by new originations, as well as changes in the historical loss rate, and (ii) one additional loan that was impaired during the three months ended March 31, 2025, which was secured by an office asset.
The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. These increases were partially offset by a reversal of the asset-specific CECL reserve as a result of the resolution of one impaired loan above our carrying value, as well as a net decrease in asset-specific CECL reserves on existing impaired loans.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of March 31, 2025.
Loss from unconsolidated entities
During the three months ended March 31, 2025, we recorded an $874,000 loss from unconsolidated entities compared to a
$2.7 million loss during the three months ended December 31, 2024. This decrease was primarily due to start-up costs incurred during the during the three months ended December 31, 2024, as well as income generated from new investments during the three months ended March 31, 2025.
Income tax provision
The income tax provision increased by $1.2 million during the three months ended March 31, 2025 compared to the three months ended December 31, 2024 primarily due to a tax refund received in the prior period.
Dividends per share
During the three months ended March 31, 2025, we declared dividends of $0.47 per share, or $80.6 million in aggregate.
During the three months ended December 31, 2024, we declared dividends of $0.47 per share, or $81.2 million in aggregate.

The following table sets forth information regarding our consolidated results of operations for the three months ended
March 31, 2025 and 2024 ($ in thousands, except per share data):

	Three Months Ended March 31,		Change
	2025	2024	$
Income from loans and other investments
Interest and related income	$332,057	$486,122	$(154,065)
Less: Interest and related expenses	242,233	343,730	(101,497)
Income from loans and other investments, net	89,824	142,392	(52,568)
Revenue from real estate owned	37,033	—	37,033
Other income	90	—	90
Gain on extinguishment of debt	—	2,963	(2,963)
Total net revenues	126,947	145,355	(18,408)
Expenses
Management and incentive fees	17,235	18,927	(1,692)
General and administrative expenses	12,664	13,728	(1,064)
Expenses from real estate owned	46,302	—	46,302
Total expenses	76,201	32,655	43,546
Increase in current expected credit loss reserve	(49,505)	(234,868)	185,363
Loss from unconsolidated entities	(874)	—	(874)
Income (loss) before income taxes	367	(122,168)	122,535
Income tax provision	718	1,002	(284)
Net loss	(351)	(123,170)	122,819
Net income attributable to non-controlling interests	(6)	(668)	662
Net loss attributable to Blackstone Mortgage Trust, Inc.	$(357)	$(123,838)	$123,481
Net loss per share of common stock, basic and diluted	$(0.00)	$(0.72)	$0.72

Weighted-average shares of common stock outstanding, basic and diluted	172,004,888	174,041,630	(2,037)
Dividends declared per share	$0.47	$0.62	$(0.15)
Income from loans and other investments, net
Income from loans and other investments, net decreased $52.6 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to (i) a decrease in the weighted-
average principal balance of our loan portfolio by $5.4 billion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, (ii) a decline in interest income related to additional loans accounted for under the cost-recovery method during the three months ended March 31, 2025, and (iii) a decrease in average floating rate indices during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This was offset by a decrease in the weighted-average principal balance of our outstanding financing arrangements by $3.9 billion during the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Revenue from real estate owned
Revenue from REO increased by $37.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to the acquisition of seven additional REO assets.
Gain on extinguishment of debt
Gain on extinguishment of debt decreased by $3.0 million during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. There was no debt repurchase activity during the three months ended March 31, 2025.
During the three months ended March 31, 2024 we recognized a gain on extinguishment of debt of $3.0 million related to the repurchase of an aggregate principal amount of $26.2 million of our senior secured notes due 2027 at a weighted-
average price of 88%.
Expenses
Expenses include management and incentive fees payable to our Manager, general and administrative expenses, expenses from real estate owned, and other expenses. Expenses increased by $43.5 million during the three months ended March 31,
2025 compared to the three months ended March 31, 2024, primarily due to $46.3 million of expenses from real estate owned, which relates to REO operating expenses and amortization and depreciation of REO assets. The increase was due to the acquisition of seven additional REO assets. We did not incur any expenses from REO during the three months ended
March 31, 2024. This was partially offset by a $1.7 million decrease in management fees payable to our Manager, driven primarily by lower Distributable Earnings, as well as a $1.1 million decrease in general and administrative expenses primarily due to a $1.1 million decrease in non-cash restricted stock amortization related to shares awarded under our long-
term incentive plans.
Changes in current expected credit loss reserve
During the three months ended March 31, 2025, we recorded a $49.5 million increase in our CECL reserves, as compared to a $234.9 million increase during the three months ended March 31, 2024. The increase during the three months ended
March 31, 2025 is primarily due to: (i) an increase in our general CECL reserves as a result of a change in the portfolio mix, as loan repayments were offset by new originations, as well as changes in the historical loss rate, and (ii) one additional loan that was impaired during the three months ended March 31, 2025, which was secured by an office asset.
The office sector is generally facing reduced tenant and capital markets demand in recent years. These impairments are each determined individually as a result of changes in the specific credit quality factors for such loans. These factors included, among others, (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. These increases were partially offset by a reversal of the asset-specific CECL reserve as a result of the resolution of one impaired loan above our carrying value, as well as a net decrease in asset-specific CECL reserves on existing impaired loans.
We may be required to record further increases to our CECL reserves in the future, depending on the performance of our portfolio and broader market conditions, and there may be volatility in the level of our CECL reserves. In particular, our loans secured by office buildings have experienced higher levels of CECL reserves and may continue to do so if market conditions relevant to office buildings do not improve. Any such reserve increases are difficult to predict, but are expected to be primarily the result of incremental loan impairments resulting from changes in the specific credit quality factors of such loans and to be concentrated in our loans receivable with a risk rating of “4” as of March 31, 2025.
Loss from unconsolidated entities
Loss from unconsolidated entities of $874,000 represents our share of the loss incurred by our Net Lease Joint Venture.
There was no income or loss from unconsolidated entities during the three months ended March 31, 2024.
Income tax provision
The income tax provision decreased by $284,000 during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to a decrease in the income tax provisions related to our taxable REIT subsidiaries.
Dividends per share
During the three months ended March 31, 2025, we declared dividends of $0.47 per share, or $80.6 million in aggregate.
During the three months ended March 31, 2024, we declared dividends of $0.62 per share, or $107.7 million in aggregate.
IV. Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of shares of our class A common stock, corporate debt, and asset-level financings. As of March 31, 2025, our capitalization structure included $3.7 billion of common equity, $2.8 billion of corporate debt, and $13.1 billion of asset-level financings. Our $2.8 billion of corporate debt includes $1.8 billion of Term Loan borrowings, $785.3 million of Senior Secured Notes, and $266.2 million of
Convertible Notes. Our $13.1 billion of asset-level financings includes $10.0 billion of secured debt, $2.6 billion of securitizations, and $494.1 million of asset-specific debt, all of which are structured to produce term, currency, and index matched funding with no margin call provisions based upon capital markets events.
As of March 31, 2025, we had $1.6 billion of liquidity that can be used to satisfy our short-term cash requirements and as working capital for our business.
See Notes 7, 8, 9, 10, 11, 12, and 13 to our consolidated financial statements for additional details regarding our secured debt, securitized debt obligations, asset-specific debt, loan participations sold, Term Loans, Senior Secured Notes, and
Convertible Notes, respectively.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity ratio and total leverage ratio:

	March 31, 2025	December 31, 2024
Debt-to-equity ratios(1)
Debt-to-equity ratio(2)	3.4x	3.5x
Adjusted debt-to-equity ratio(3)	2.8x	3.0x
Total leverage ratios(1)
Total leverage ratio(4)	4.1x	4.0x
Adjusted total leverage ratio(5)	3.4x	3.4x

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
(5)Represents, in each case at period end, (i) total outstanding secured debt, securitizations, asset-specific debt, Term
Loans, Senior Secured Notes, and convertible notes, less cash, to (ii) Adjusted Equity. Adjusted Equity is a non-
GAAP financial measure. Refer to “Adjusted Debt-to-Equity Ratio and Adjusted Total Leverage Ratio” below for the definition of Adjusted Equity and a reconciliation to total equity.
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
The following table provides a reconciliation of Adjusted Equity to our GAAP total equity ($ in thousands):

	March 31, 2025	December 31, 2024
Total equity	$3,688,718	$3,794,189
Add back: aggregate CECL reserves	754,176	746,495
Adjusted Equity	$4,442,894	$4,540,684
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents, available borrowings under our secured debt facilities, and net receivables from servicers related to loan repayments, which are set forth in the following table ($ in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$668,563	$323,483
Available borrowings under secured debt	915,741	1,111,206
Loan principal payments held by servicer, net(1)	327	74,313
	$1,584,631	$1,509,002

(1)Represents loan principal payments held by our third-party servicer as of the balance sheet date which were remitted to us during the subsequent remittance cycle, net of the related secured debt balance.
During the three months ended March 31, 2025, we generated cash flow from operating activities of $100.5 million and received $1.8 billion from loan principal collections, sales proceeds, and cost-recovery proceeds. Furthermore, we are able to generate incremental liquidity through the replenishment provisions of certain of our CLOs, which allow us to replace a repaid loan in the CLO by increasing the principal amount of existing CLO collateral assets to maintain the aggregate amount of collateral assets in the CLO, and the related financing outstanding.
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
We may also access liquidity through our dividend reinvestment plan and direct stock purchase plan, under which
9,968,032 shares of class A common stock were available for issuance as of March 31, 2025, and our at the market stock offering program, pursuant to which we may sell, from time to time, up to $480.9 million of additional shares of our class
A common stock as of March 31, 2025. Refer to Note 15 to our consolidated financial statements for additional details.
Uses of Liquidity
In addition to funding our lending and other investment activity and our general operating expenses, our primary uses of liquidity include interest and principal payments with respect to our $10.0 billion of outstanding borrowings under secured debt, our asset-specific debt, our Term Loans, our Senior Secured Notes, and our Convertible Notes.
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
During the three months ended March 31, 2025, we repurchased 1,792,836 shares of class A common stock at a weighted-
average price per share of $17.63, for a total cost of $31.6 million. As of March 31, 2025, the amount remaining available for repurchases under the program was $89.2 million.
From time to time we have repurchased and may continue to repurchase our outstanding debt or shares of our class A common stock. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material.
As of March 31, 2025, we had unfunded commitments of $1.0 billion related to 57 loans receivable and $520.2 million of committed or identified financing for those commitments resulting in net unfunded commitments of $513.0 million. The unfunded loan commitments comprise funding for capital expenditures and construction, leasing costs, and interest and carry costs. Loan funding commitments are generally subject to certain conditions, including, without limitation, the progress of capital projects, leasing, and cash flows at the properties securing our loans. Therefore, the exact timing and amounts of such future loan fundings are uncertain and will depend on the current and future performance of the underlying collateral assets. We expect to fund our loan commitments over the remaining term of the related loans, which have a weighted-average future funding period of 2.3 years.

Contractual Obligations and Commitments
Our contractual obligations and commitments as of March 31, 2025 were as follows ($ in thousands):

		Payment Timing
	Total Obligation	Less Than 1 Year(1)	1 to 3 Years	3 to 5 Years	More Than 5 Years
Unfunded loan commitments(2)	$1,033,229	$299,708	$349,070	$384,451	$—
Principal repayments under secured debt(3)	10,011,541	1,456,545	6,509,208	2,044,905	883
Principal repayments under asset-specific debt(3)	494,081	—	—	494,081	—
Principal repayments of term loans(4)	1,760,748	14,759	338,784	1,407,205	—
Principal repayments of senior secured notes	785,316	—	335,316	450,000	—
Principal repayments of convertible notes(5)	266,157	—	266,157	—	—
Interest payments(3)(6)	2,113,594	805,088	982,604	325,896	6
Total(7)	$16,464,666	$2,576,100	$8,781,139	$5,106,538	$889

(1)Represents known and estimated short-term cash requirements related to our contractual obligations and commitments. Refer to “Sources of Liquidity” above for information about our sources of funds to satisfy our short-
term cash requirements.
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
(6)Represents interest payments on our secured debt, asset-specific debt, Term Loans, Senior Secured Notes, and convertible notes. Future interest payment obligations are estimated assuming the interest rates in effect as of
March 31, 2025 will remain constant into the future. This is only an estimate as actual amounts borrowed and interest rates will vary over time.
(7)Total does not include $2.6 billion of consolidated securitized debt obligations, $845.8 million of non-consolidated senior interests, and $101.7 million of loan participations sold, as the satisfaction of these liabilities will not require cash outlays from us.
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

Cash Flows
The following table provides a breakdown of the net change in our cash and cash equivalents ($ in thousands):

	Three Months Ended March 31,
	2025	2024
Cash flows provided by operating activities	$100,516	$94,610
Cash flows provided by investing activities	260,939	376,316
Cash flows used in financing activities	(18,142)	(404,343)
Net (decrease) increase in cash and cash equivalents	$343,313	$66,583
We experienced a net increase in cash and cash equivalents of $343.3 million for the three months ended March 31, 2025, compared to a net increase of $66.6 million for the three months ended March 31, 2024. During the three months ended
March 31, 2025, we (i) received $1.8 billion from loan principal collections and sales proceeds, (ii) received $831.3 million of net proceeds from the issuance of a securitized debt obligation, and (iii) received a net $124.4 million under our secured debt borrowings. Also, during the three months ended March 31, 2025, we (i) funded $1.7 billion of loans, (ii) repaid a net
$732.3 million of asset-specific financings, and (iii) paid $81.2 million of dividends on our class A common stock.
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
federal income and excise taxes and state and local taxes on our income and assets. If we fail to maintain our qualification as a REIT for any taxable year, we may be subject to material penalties as well as federal, state, and local income tax on our taxable income at regular corporate rates and we would not be able to qualify as a REIT for the subsequent four full taxable years. As of March 31, 2025 and December 31, 2024, we were in compliance with all REIT requirements.
Furthermore, our taxable REIT subsidiaries are subject to federal, state, and local income tax on their net taxable income.
Refer to Note 17 to our consolidated financial statements for additional discussion of our income taxes.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our
Manager to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from these estimates. During 2025, our
Manager reviewed and evaluated our critical accounting policies and believes them to be appropriate. The following is a summary of our significant accounting policies that we believe are the most affected by our Manager’s judgments, estimates, and assumptions:

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
•Historical loan loss reference data: To estimate the historic loan losses relevant to our portfolio, we have augmented our historical loan performance with market loan loss data licensed from Trepp LLC. This database includes commercial mortgage-backed securities, or CMBS, issued since January 1, 1999 through February 28,
2025. Within this database, we focused our historical loss reference calculations on the most relevant subset of available CMBS data, which we determined based on loan metrics that are most comparable to our loan portfolio including asset type, geography, and origination loan-to-value, or LTV. We believe this CMBS data, which includes month-over-month loan and property performance, is the most relevant, available, and comparable dataset to our portfolio.
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
•Expectations of performance and market conditions: Our CECL reserves are adjusted to reflect our estimation of the current and future economic conditions that impact the performance of the commercial real estate assets securing our loans. These estimations include unemployment rates, interest rates, expectations of inflation and/or recession, and other macroeconomic factors impacting the likelihood and magnitude of potential credit losses for our loans during their anticipated term. In addition to the CMBS data we have licensed from Trepp LLC, we have also licensed certain macroeconomic financial forecasts to inform our view of the potential future impact that broader economic conditions may have on our loan portfolio’s performance. We generally also incorporate information from other sources, including information and opinions available to our Manager, to further inform these estimations. This process requires significant judgments about future events that, while based on the information available to us as of the balance sheet date, are ultimately indeterminate and the actual economic condition impacting our portfolio could vary significantly from the estimates we made as of March 31, 2025.
•Impairment: impairment is indicated when it is deemed probable that we will not be able to collect all amounts due to us pursuant to the contractual terms of the loan. Determining that a loan is impaired requires significant judgment from management and is based on several factors including (i) the underlying collateral performance,
(ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to be impaired, we record the impairment as a component of our CECL reserves by applying the practical expedient for collateral dependent loans. The CECL reserves are assessed on an individual basis for these loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plan, loan sponsorship, actions of other lenders, and other factors deemed relevant by us. Actual losses, if any, could ultimately differ materially from these estimates. We only expect to charge-off the impairment losses in our consolidated financial statements prepared in accordance with GAAP if and when such amounts are deemed non-
recoverable. This is generally at the time a loan is repaid or foreclosed. However, non-recoverability may also be concluded if, in our determination, it is nearly certain that all amounts due will not be collected.
These assumptions vary from quarter-to-quarter as our loan portfolio changes and market and economic conditions evolve.
The sensitivity of each assumption and its impact on the CECL reserves may change over time and from period to period.

During the three months ended March 31, 2025, our CECL reserves increased by $7.7 million, bringing our total reserves to $754.2 million as of March 31, 2025. See Notes 2 and 3 to our consolidated financial statements for further discussion of our CECL reserves.
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
Real Estate Owned
We may assume legal title or physical possession of the collateral underlying a loan through a foreclosure, a deed-in-lieu of foreclosure transaction, or a loan modification in which we receive an equity interest in and/or control over decision-
making at the property, resulting in us consolidating the real estate assets as VIEs. These real estate acquisitions are classified as real estate owned, or REO, on our consolidated balance sheet and are initially recognized at fair value on the acquisition date in accordance with the ASC Topic 805, “Business Combinations.”
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
As of March 31, 2025, we had eight REO assets which were all classified as held for investment.

VI. Loan Portfolio Details
The following table provides details of our loan portfolio, on a loan-by-loan basis, as of March 31, 2025 ($ in millions):

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)		Cash Coupon(5)		All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
1	Mixed-Use	Dublin, IE	8/14/2019	$972	$913	$910		+3.20%		+3.95%	1/29/2027	$267 / sqft	74%	3
2	Hospitality	Diversified, AU	6/24/2022	827	827	822		+4.75%		+5.07%	6/21/2029	$376 / sqft	59%	3
3	Mixed-Use	Diversified, Spain	3/22/2018	529	529	529		+3.25%		+3.31%	3/15/2026	n / a	71%	4
4	Multifamily	New York	7/23/2021	480	475	474		+3.60%		+4.04%	8/9/2027	$637,813 / unit	58%	2
5	Industrial	Diversified, SE	3/30/2021	475	475	473		+3.20%		+3.41%	5/15/2026	$91 / sqft	76%	2
6	Self-Storage	Diversified, CAN	2/20/2025	434	434	434		+3.50%		+3.50%	2/9/2030	$151 / sqft	58%	3
7	Mixed-Use	Austin	6/28/2022	675	421	415		+4.60%		+5.07%	7/9/2029	$349 / sqft	53%	3
8	Mixed-Use	New York	12/9/2021	385	380	380		+2.76%		+3.00%	12/9/2026	$130 / sqft	50%	2
9	Hospitality	Diversified, EUR	7/15/2021	315	315	315		+4.25%		+4.76%	7/16/2026	$240,739 / key	53%	3
10	Multifamily	London, UK	12/23/2021	333	313	308		+4.25%		+4.96%	6/24/2028	$345,959 / unit	59%	3
11	Office	Chicago	12/11/2018	356	304	305		+1.75%		+1.76%	12/9/2026	$254 / sqft	78%	4
12	Industrial	Diversified, UK	5/6/2022	295	295	294		+3.50%		+3.79%	5/6/2027	$93 / sqft	53%	2
13	Office	Washington, DC	9/29/2021	293	288	287		+2.81%		+3.07%	10/9/2026	$375 / sqft	66%	2
14	Hospitality	New York	11/30/2018	286	286	247		+2.43%		+2.43%	8/9/2025	$306,870 / key	n/m	5
15	Multifamily	Dallas	9/30/2021	277	277	277		+2.61%		+2.88%	9/30/2026	$146,437 / unit	74%	3
16	Other	Diversified, UK	1/11/2019	276	276	276		+5.13%		+5.06%	6/14/2028	$273 / sqft	74%	3
17	Multifamily	New York	2/27/2020	273	270	269		+2.70%		+2.83%	1/9/2027	$709,360 / unit	59%	3
18	Office	London, UK	3/17/2022	280	262	262	(7)	+2.85%		+3.00%	6/30/2025	$819 / sqft	50%	3
19	Office	Seattle	1/26/2022	338	257	255		+4.10%		+4.74%	2/9/2027	$538 / sqft	56%	3
20	Multifamily	Dallas	9/14/2021	255	255	255		+2.61%		+2.86%	9/14/2026	$206,610 / unit	72%	3
21	Office	New York	4/11/2018	243	243	241		+2.25%		+2.62%	3/7/2028	$308 / sqft	52%	4
22	Multifamily	Reno	2/23/2022	245	235	234		+2.60%		+2.84%	3/9/2027	$217,893 / unit	74%	3
23	Multifamily	London, UK	7/16/2021	236	227	226		+3.25%		+3.51%	2/15/2027	$232,737 / unit	69%	3
24	Mixed-Use	New York	12/22/2016	252	222	216		+10.50%		+10.50%	6/9/2028	$313 / sqft	n/m	5
25	Office	London, UK	6/28/2019	212	212	212		+4.00%		+4.74%	6/26/2026	$508 / sqft	71%	3
26	Office	Berlin, DEU	6/27/2019	207	207	207		+2.80%		+2.93%	8/15/2026	$436 / sqft	62%	4
27	Industrial	London, UK	7/29/2022	205	199	199		+4.60%		+5.60%	7/27/2027	$263 / sqft	52%	3
28	Industrial	Diversified, UK	3/28/2025	198	198	196		+2.45%		+2.74%	3/28/2030	$124 / sqft	69%	3
29	Multifamily	Boca Raton	9/30/2021	195	195	195	(7)	+7.96%		+7.96%	10/9/2026	$396,175 / unit	58%	3
30	Office	New York	7/23/2021	244	184	184		-1.30%	(8)	-0.92%	8/9/2028	$596 / sqft	53%	4

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
31	Office	Denver	2/15/2022	$191	$182	$168	+2.90%	+2.90%	3/9/2027	$362 / sqft	n/m	5
32	Life Sciences	Boston	5/13/2021	199	179	179	+3.66%	+3.92%	6/9/2026	$910 / sqft	64%	4
33	Multifamily	Dallas	1/27/2022	178	178	178	+3.10%	+3.66%	2/9/2027	$116,020 / unit	71%	4
34	Retail	Diversified, UK	3/9/2022	174	174	174	+2.95%	+3.17%	8/15/2027	$148 / sqft	55%	2
35	Industrial	Diversified, US	2/13/2025	189	170	168	+3.10%	+3.48%	3/9/2030	$712,605 / acre	62%	3
36	Hospitality	Diversified, Spain	9/30/2021	185	168	167	+4.00%	+4.67%	9/30/2026	$144,944 / key	60%	3
37	Office	Atlanta	5/27/2021	184	163	162	+2.31%	+2.31%	6/9/2026	$137 / sqft	n/m	5
38	Industrial	London, UK	12/21/2021	160	160	160	+2.83%	+3.15%	4/29/2027	$324 / sqft	67%	3
39	Mixed-Use	New York	1/17/2020	203	158	158	+3.12%	+7.15%	4/25/2025	$130 / sqft	43%	3
40	Hospitality	Los Angeles	3/7/2022	156	156	156	+3.45%	+3.66%	6/9/2026	$624,000 / key	64%	3
41	Hospitality	New York	6/4/2018	153	153	153	+4.00%	+4.24%	6/9/2025	$251,647 / key	52%	2
42	Office	Fort Lauderdale	1/7/2022	155	152	151	+3.70%	+3.94%	1/9/2027	$392 / sqft	55%	1
43	Self-Storage	London, UK	11/18/2021	146	146	146	+3.25%	+3.51%	11/18/2026	$181 / sqft	65%	2
44	Office	London, UK	12/20/2019	145	145	145	+3.22%	+3.22%	4/18/2025	$736 / sqft	n/m	5
45	Office	Miami	12/10/2021	135	135	135	+3.11%	+3.36%	1/9/2027	$452 / sqft	49%	2
46	Multifamily	Diversified, AU	1/10/2025	134	134	133	+3.85%	+4.52%	1/10/2028	$404,550 / unit	76%	3
47	Multifamily	Dublin, IE	12/15/2021	136	134	134	+2.75%	+3.00%	12/9/2026	$335,410 / unit	79%	3
48	Office	San Jose	8/24/2021	156	133	133	+2.71%	+2.98%	9/9/2026	$318 / sqft	65%	4
49	Office	Diversified, UK	11/23/2018	129	129	128	+3.50%	+3.74%	11/15/2029	$952 / sqft	50%	3
50	Multifamily	San Bernardino	9/14/2021	128	127	127	+2.81%	+3.05%	10/9/2026	$255,362 / unit	75%	3
51	Office	Miami	3/28/2022	130	127	126	+2.55%	+2.80%	4/9/2027	$334 / sqft	69%	3
52	Office	San Jose	5/20/2021	150	126	109	+8.76%	+8.76%	8/9/2025	$323 / sqft	n/m	5
53	Multifamily	Miami	11/27/2024	125	125	124	+2.80%	+3.17%	12/9/2029	$260,417 / unit	71%	3
54	Retail	San Diego	8/27/2021	122	121	121	+3.11%	+3.35%	9/9/2026	$459 / sqft	58%	3
55	Multifamily	Miami	6/1/2021	120	120	120	+2.96%	+3.11%	6/9/2026	$298,507 / unit	61%	2
56	Hospitality	Napa Valley	4/29/2022	118	118	118	+3.50%	+3.77%	2/18/2027	$1,240,799 / key	66%	3
57	Office	Houston	7/15/2019	136	116	115	+3.01%	+3.22%	8/9/2028	$209 / sqft	58%	4
58	Multifamily	Diversified, UK	3/29/2021	112	112	112	+4.02%	+4.28%	3/29/2026	$48,954 / unit	61%	3
59	Multifamily	Phoenix	12/29/2021	110	110	110	+2.85%	+3.02%	1/9/2027	$189,003 / unit	64%	3
60	Mixed-Use	New York	3/10/2020	109	109	109	+3.00%	+3.00%	7/11/2029	$666 / sqft	48%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
61	Hospitality	Honolulu	3/13/2018	$108	$108	$108	+3.11%	+3.36%	4/9/2027	$166,803 / key	50%	3
62	Hospitality	Diversified, Spain	9/23/2019	113	107	107	+3.50%	+3.65%	8/16/2027	$124,521 / key	62%	2
63	Studio	Los Angeles	6/28/2019	106	106	105	+3.75%	+4.03%	2/1/2026	$531 / sqft	48%	3
64	Multifamily	Tampa	2/15/2022	106	106	105	+2.85%	+3.11%	3/9/2027	$241,972 / unit	73%	2
65	Office	Orange County	8/31/2017	105	105	105	+2.62%	+2.62%	9/9/2026	$162 / sqft	58%	4
66	Office	Minneapolis	11/27/2019	104	102	98	+7.86%	+7.86%	7/9/2025	$93 / sqft	n/m	5
67	Office	Chicago	9/30/2021	100	100	100	5.00%	5.00%	10/9/2029	$111 / sqft	43%	4
68	Hospitality	Honolulu	1/30/2020	99	99	99	+3.50%	+3.55%	2/9/2027	$270,109 / key	63%	3
69	Industrial	New York	6/18/2021	99	99	98	+2.71%	+2.95%	7/9/2026	$51 / sqft	55%	1
70	Multifamily	Miami	3/29/2022	97	97	98	+1.80%	+2.69%	4/9/2027	$271,118 / unit	75%	4
71	Multifamily	San Antonio	3/20/2025	97	97	96	+2.80%	+3.16%	4/9/2030	$449,074 / unit	72%	3
72	Multifamily	Phoenix	10/1/2021	97	97	97	+1.86%	+2.79%	10/1/2026	$223,410 / unit	77%	4
73	Multifamily	Philadelphia	10/28/2021	96	96	95	+3.00%	+3.24%	11/9/2026	$352,399 / unit	79%	3
74	Multifamily	Orlando	10/27/2021	93	93	93	+2.61%	+2.81%	11/9/2026	$155,612 / unit	75%	3
75	Multifamily	Seattle	9/13/2024	94	93	92	+3.25%	+4.11%	11/9/2027	$500,796 / unit	68%	3
76	Multifamily	Diversified, NL	3/27/2025	93	93	92	+2.70%	+2.97%	3/31/2028	$111,552 / unit	62%	2
77	Hospitality	Boston	3/3/2022	92	92	92	+2.75%	+2.99%	3/9/2027	$418,182 / key	64%	2
78	Office	Washington, DC	12/21/2021	103	92	92	+2.70%	+2.94%	1/9/2027	$315 / sqft	68%	3
79	Industrial	Diversified, BE	3/7/2025	102	90	89	+2.75%	+3.32%	3/7/2030	$38 / sqft	57%	3
80	Hospitality	San Francisco	10/16/2018	88	88	88	+7.36%	+7.36%	5/9/2025	$191,807 / key	n/m	5
81	Mixed-Use	San Francisco	6/14/2022	106	88	88	+2.95%	+3.84%	7/9/2027	$182 / sqft	76%	4
82	Multifamily	St. Louis	6/25/2021	85	85	86	+2.86%	+3.10%	7/1/2026	$80,339 / unit	70%	2
83	Multifamily	Charlotte	7/29/2021	82	82	82	+2.76%	+3.01%	8/9/2026	$223,735 / unit	78%	3
84	Multifamily	Melbourne, AU	12/15/2021	81	81	81	+3.25%	+3.54%	12/15/2026	$59,452 / unit	38%	1
85	Hospitality	Diversified, US	8/27/2021	79	78	78	+4.35%	+4.59%	9/9/2026	$116,529 / key	67%	3
86	Multifamily	Tampa	12/21/2021	74	74	74	+2.70%	+2.94%	1/9/2027	$217,353 / unit	77%	3
87	Industrial	Dublin, IE	8/17/2022	77	73	72	+3.35%	+3.83%	8/17/2027	$113 / sqft	72%	3
88	Multifamily	Tacoma	10/28/2021	69	69	69	+2.66%	+2.86%	11/9/2026	$209,864 / unit	70%	3
89	Hospitality	London, UK	8/16/2022	69	69	68	+4.75%	+5.19%	8/16/2027	$507,151 / key	64%	3
90	Multifamily	Las Vegas	3/31/2022	70	65	65	+2.80%	+3.14%	4/9/2027	$143,130 / unit	71%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
91	Multifamily	Salt Lake City	7/30/2021	$62	$62	$62	+2.86%	+3.06%	8/9/2026	$224,185 / unit	73%	3
92	Office	Los Angeles	4/6/2021	62	62	62	6.00%	6.00%	1/9/2030	$254 / sqft	65%	3
93	Office	Nashville	6/30/2021	65	61	61	+2.95%	+3.20%	7/9/2026	$252 / sqft	71%	4
94	Hospitality	Bermuda	4/26/2024	69	61	61	+4.95%	+5.62%	5/9/2029	$693,780 / key	39%	2
95	Office	Fort Lauderdale	12/10/2020	61	60	60	+3.30%	+3.54%	1/9/2026	$209 / sqft	68%	3
96	Multifamily	Phoenix	12/17/2021	58	58	58	+2.65%	+2.85%	1/9/2027	$209,601 / unit	69%	3
97	Office	Miami	6/14/2021	58	58	58	+2.30%	+2.30%	3/9/2027	$122 / sqft	65%	3
98	Multifamily	Atlanta	3/6/2025	55	55	55	+2.75%	+3.11%	3/9/2030	$187,075 / unit	66%	3
99	Industrial	Minneapolis	12/12/2024	61	55	54	+2.85%	+3.23%	1/9/2030	$77 / sqft	59%	3
100	Office	Denver	8/5/2021	56	54	54	+2.96%	+3.21%	8/9/2026	$205 / sqft	70%	3
101	Industrial	Diversified, US	12/14/2018	54	54	54	+3.01%	+3.35%	1/9/2026	$40 / sqft	57%	1
102	Multifamily	Los Angeles	7/28/2021	53	53	53	+2.75%	+2.99%	8/9/2026	$303,097 / unit	71%	3
103	Office	Los Angeles	8/22/2019	53	53	53	+2.66%	+2.91%	3/9/2027	$306 / sqft	63%	4
104	Self-Storage	Diversified, US	2/18/2025	53	53	52	+3.10%	+3.47%	3/9/2030	$92 / sqft	67%	3
105	Office	Denver	4/7/2022	57	52	52	+3.25%	+3.48%	4/9/2027	$152 / sqft	59%	3
106	Multifamily	Denver	3/19/2025	51	51	51	+2.60%	+2.92%	5/9/2030	$221,739 / unit	64%	3
107	Hospitality	Waimea	2/27/2025	50	50	50	+2.80%	+2.92%	2/9/2030	$823,353 / key	52%	3
108	Multifamily	Los Angeles	7/20/2021	48	48	48	+2.86%	+3.11%	8/9/2026	$366,412 / unit	60%	3
109	Retail	Chicago	11/30/2016	55	46	46	+3.33%	+3.82%	12/9/2025	$804 / sqft	54%	4
110	Multifamily	Columbus	12/8/2021	48	44	44	+2.75%	+2.96%	12/9/2026	$143,150 / unit	69%	2
111	Multifamily	Dallas	12/29/2021	43	43	43	+3.05%	+3.24%	1/1/2027	$144,167 / unit	73%	3
112	Multifamily	Las Vegas	7/29/2021	42	42	42	+2.86%	+3.06%	8/9/2026	$167,113 / unit	72%	2
113	Multifamily	Las Vegas	3/31/2022	42	38	38	+2.80%	+3.15%	4/9/2027	$150,072 / unit	72%	3
114	Multifamily	Austin	2/26/2021	36	36	36	+3.50%	+3.74%	3/9/2026	$196,228 / unit	64%	1
115	Multifamily	New York	12/23/2021	35	35	35	+1.71%	+2.61%	11/15/2025	$172,182 / unit	68%	1
116	Multifamily	Los Angeles	3/1/2022	35	35	35	+3.00%	+3.24%	3/9/2027	$372,340 / unit	72%	3
117	Multifamily	Corvallis	12/23/2021	35	35	35	+2.76%	+2.96%	4/26/2025	$96,493 / unit	71%	1
118	Office	New York	12/23/2021	35	35	35	+3.11%	+3.33%	2/1/2026	$247 / sqft	30%	2
119	Multifamily	Chicago	11/19/2020	38	32	32	+3.50%	+3.76%	12/9/2025	$184,388 / unit	53%	1
120	Multifamily	Atlanta	11/3/2021	32	32	32	+2.71%	+2.96%	11/9/2026	$182,093 / unit	53%	3

Senior Loan Portfolio(1)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)	Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
121	Office	Austin	4/15/2021	$36	$32	$32	+3.06%	+3.06%	12/9/2029	$153 / sqft	40%	4
122	Multifamily	Charlotte	11/19/2020	28	28	28	+3.50%	+3.74%	12/9/2025	$178,019 / unit	61%	1
123	Multifamily	Dallas	11/3/2021	27	27	27	+2.71%	+2.96%	11/9/2026	$160,023 / unit	57%	2
124	Multifamily	Melbourne, AU	8/26/2022	26	26	26	+4.50%	+4.94%	6/23/2029	$279,121 / unit	68%	3
125	Office	New York	2/21/2025	24	24	24	+3.25%	+3.52%	3/9/2030	$775 / sqft	59%	3
126	Hospitality	Atlanta	10/1/2019	23	23	23	+3.80%	+4.03%	10/9/2025	$129,442 / key	74%	3
127	Multifamily	Las Vegas	8/4/2021	22	22	22	+2.86%	+3.13%	8/9/2026	$180,000 / unit	73%	3
128	Multifamily	St. Louis	6/25/2021	12	12	11	+2.86%	+3.10%	7/1/2026	$21,273 / unit	63%	1
Subtotal: Senior loan portfolio				$19,537	$18,593	$18,464	+3.32	+3.68	2.2 yrs		63%	3.0

Subordinate Loan Portfolio(9)
	Property Type	Location	Origination Date(2)	Total Commitment(3)	Principal Balance	Net Book Value(4)		Cash Coupon(5)	All-in Yield(5)	Maximum Maturity(6)	Loan Per SQFT / Unit / Key	Origination LTV(2)	Risk Rating
129	Office	Chicago	9/30/2021	$143	$110	$110	(10)	n/m	n/m	10/9/2029	$260 / sqft	n/m	5
130	Office	Los Angeles	11/22/2019	122	105	105		+2.50%	+2.50%	12/9/2027	$781 / sqft	69%	4
131	Office	New York	5/1/2018	102	102	86	(10)	n/m	n/m	3/7/2028	$466 / sqft	n/m	5
132	Industrial	Diversified, US	3/10/2025	60	60	60		+5.00%	+5.12%	3/9/2030	$178 / sqft	70%	3
133	Life Sciences	San Francisco	11/10/2021	72	57	57		+8.71%	+8.86%	12/9/2026	$528 / sqft	66%	4
134	Office	Orange County	8/31/2017	64	57	40	(10)	n/m	n/m	9/9/2026	$324 / sqft	n/m	5
135	Multifamily	Miami	3/29/2022	47	44	44		+8.70%	+9.52%	4/9/2027	$374,250 / unit	72%	3
136	Mixed-Use	New York	3/10/2020	35	35	34	(10)	n/m	n/m	7/11/2029	$997 / sqft	n/m	5
137	Multifamily	Los Angeles	12/30/2021	46	30	30		+8.80%	+9.81%	1/9/2028	$437,098 / unit	50%	3
138	Office	Austin	4/15/2021	24	24	20	(10)	n/m	n/m	12/9/2029	$269 / sqft	n/m	5
Subtotal: subordinate loan portfolio				$714	$625	$586		+5.76	+6.04	3.2 yrs		67%	4.3

Subtotal: loans receivable portfolio				$20,251	$19,218	$19,050
Total CECL reserve						(742)
Total loans receivable portfolio				$20,251	$19,218	$18,308		+3.39%	+3.70%	2.2 yrs		63%	3.0

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
(3)Total commitment reflects outstanding principal balance as well as any related unfunded loan commitment.
(4)Net book value represents outstanding principal balance, net of purchase and sale discounts or premiums, exit fees, deferred origination expenses, and cost-recovery proceeds.
(5)The weighted-average cash coupon and all-in yield are expressed as a spread over the relevant floating benchmark rates, which include SOFR, SONIA, EURIBOR,
CORRA, and other indices as applicable to each loan. As of March 31, 2025, substantially all of our loans by principal balance earned a floating rate of interest, primarily indexed to SOFR. In addition to cash coupon, all-in yield includes the amortization of deferred origination and extension fees, loan origination costs, and purchase discounts, as well as the accrual of exit fees. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(6)Maximum maturity assumes all extension options are exercised, however our loans may be repaid prior to such date. Excludes loans accounted for under the cost-recovery and nonaccrual methods, if any.
(7)The net book value of these loans includes junior loan interests that we have sold, but that remain included in our consolidated financial statements.
(8)This loan has an interest rate of SOFR minus 1.30% with a SOFR floor of 3.50%, for an all-in rate of 3.02% as of March 31, 2025.
(9)Subordinate loans include: (i) loans in which we have previously originated a whole loan and sold a senior mortgage interest to a third-party, resulting in these subordinate interests in mortgages, (ii) mezzanine loans, and (iii) the subordinate portion of loans that have been modified that have resulted in a restructured senior loan and subordinate loan.
(10)These subordinate loans are the result of a loan modification which resulted in a restructured senior loan and a subordinate loan. All of the subordinate loans are accounted for under the cost-recovery method.

VII. REO Asset Details
The following table provides details of our REO asset as of March 31, 2025 ($ in thousands):

	Acquisition Date	Location	Property Type	Acquisition Date Fair Value	SQFT / Unit / Key
1	March 2024	Mountain View, CA	Office	$60,203	150,507 sqft
2	July 2024	San Antonio, TX	Multifamily	33,607	388 units
3	September 2024	Burlington, MA	Office	64,628	379,018 sqft
4	October 2024	Washington, DC	Office	107,016	892,480 sqft
5	December 2024	San Francisco, CA	Hospitality	201,530	686 keys
6	December 2024	El Segundo, CA	Office	145,363	494,532 sqft
7	December 2024	Denver, CO	Office	33,337	170,304 sqft
8	February 2025	Chicago, IL	Office	45,045	517,115 sqft
				$690,729

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Investment Portfolio Net Interest Income
Generally, our business model is such that rising interest rates will increase our net income, while declining interest rates will decrease net income. As of March 31, 2025, substantially all of our loans by principal balance earned a floating rate of interest and were financed with liabilities that pay interest at floating rates, which resulted in an amount of net equity that is positively correlated to changing interest rates, subject to the impact of interest rate floors on certain of our floating rate loans.
The following table projects the earnings impact on our interest income and expense, presented net of implied changes in incentive fees, for the twelve-month period following March 31, 2025, of an increase in the various floating-rate indices referenced by our portfolio, assuming no change in credit spreads, portfolio composition, or asset performance, relative to the average indices during the three months ended March 31, 2025 ($ in thousands):

	Assets (Liabilities) Sensitive to Changes in Interest Rates(1)	Interest Rate Sensitivity as of March 31, 2025(2)(3)
		Increase in Rates		Decrease in Rates
		50 Basis Points	100 Basis Points	50 Basis Points	100 Basis Points
Floating rate assets(4)(5)(6)	$17,312,607	$69,117	$138,368	$(68,714)	$(135,025)
Floating rate liabilities(5)(7)	(15,286,346)	(61,345)	(122,691)	61,312	122,535
Net exposure	$2,026,261	$7,772	$15,677	$(7,402)	$(12,490)

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
(4)Excludes $1.5 billion of floating rate impaired loans.
(5)Excludes $845.8 million of non-consolidated senior interests and $101.7 million of loan participations sold, as of
March 31, 2025. Our non-consolidated senior interests and loan participations sold are structurally non-recourse and term-matched to the corresponding loans, and have no impact on our net floating rate exposure.
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
Investment Portfolio Value
As of March 31, 2025, substantially all of our loans by principal balance earned a floating rate of interest, so the value of such investments is generally not impacted by changes in market interest rates. Additionally, we generally hold all of our loans to maturity and so do not expect to realize gains or losses resulting from any mark to market valuation adjustments on our loan portfolio.
Risk of Non-Performance
In addition to the risks related to fluctuations in cash flows and asset values associated with movements in interest rates, there is also the risk of non-performance on floating rate assets. In the case of a significant increase in interest rates, the cash flows of the collateral real estate assets may not be sufficient to pay debt service due under our loans, which may contribute to non-performance or, in severe cases, default. This risk is partially mitigated by our consideration of rising rate stress-testing during our underwriting process, which generally includes a requirement for our borrower to purchase an interest rate cap contract with an unaffiliated third party, provide an interest reserve deposit, and/or provide interest guarantees or other structural protections. As of March 31, 2025, 86% of our performing loans had interest rate caps, with a weighted-average strike price of 3.5%, or interest guarantees. During the three months ended March 31, 2025, interest rate caps on $2.6 billion of performing loans, with a 3.7% weighted-average strike price, expired and 100% were replaced with new interest rate caps, with a weighted-average strike price of 3.8%, or interest guarantees.

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
We maintain a robust asset management relationship with our borrowers and utilize these relationships to maximize the performance of our portfolio, including during periods of volatility. We believe that we benefit from these relationships and from our long-standing core business model of originating senior loans collateralized by large assets in major markets with experienced, well-capitalized institutional sponsors. While we believe the principal amounts of our loans are generally adequately protected by underlying collateral value, there is a risk that we will not realize the entire principal value of certain loans. As of March 31, 2025, we had an aggregate $555.4 million asset-specific CECL reserve related to 13 of our loans receivable, with an aggregate amortized cost basis of $1.5 billion, net of cost-recovery proceeds. This CECL reserve was recorded based on our estimation of the fair value of each of the loan’s underlying collateral as of March 31, 2025.
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
Currency Risk
Our loans that are denominated in a foreign currency are also subject to risks related to fluctuations in currency rates. We generally mitigate this exposure by matching the currency of our assets to the currency of the financing for our assets. As a result, we substantially reduce our exposure to changes in portfolio value related to changes in foreign currency rates. In addition, substantially all of our net asset exposure to foreign currencies has been hedged with foreign currency forward contracts as of March 31, 2025.

The following tables outline our assets and liabilities that are denominated in a foreign currency (amounts in thousands):

	March 31, 2025
	GBP	EUR	All Other(1)
Foreign currency assets	£2,437,522	€2,252,076	$2,049,385
Foreign currency liabilities	(1,834,860)	(1,628,926)	(1,626,862)
Foreign currency contracts – notional	(596,868)	(615,758)	(415,212)
Net exposure to exchange rate fluctuations	£5,794	€7,392	$7,311
Net exposure to exchange rate fluctuations in USD(2)	$7,484	$7,995	$7,311

(1)Includes Swedish Krona, Australian Dollar, Canadian Dollar, Swiss Franc, and Danish Krone currencies.
(2)Represents the U.S. Dollar equivalent as of March 31, 2025.
ITEM 4.CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of
March 31, 2025, we were not involved in any material legal proceedings.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed under ''Part I, Item 1A. Risk Factors" of our
Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding repurchases of shares of our class A common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program ($ in thousands)(1)
January 1 - January 31, 2025	1,792,836	$17.63	1,792,836	$89,189
February 1 - February 28, 2025	—	—	—	89,189
March 1 - March 31, 2025	—	—	—	89,189
Total	1,792,836	$17.63	1,792,836	$89,189

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
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, three of our officers adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K, each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c)
under the Exchange Act.  Katharine A. Keenan, our Chief Executive Officer, adopted a Rule 10b5-1 sales plan on March
18, 2025 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 51,850 shares of restricted stock granted on December 15, 2024, held by
Ms. Keenan. The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting.
Ms. Keenan’s Rule 10b5-1 sales plan will expire on December 31, 2027, subject to the plan’s earlier expiration or completion in accordance with its terms. Anthony F. Marone, Jr., our Chief Financial Officer, adopted a Rule 10b5-1 sales plan on March 6, 2025 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 12,000 shares of restricted stock granted on December 15,
2024, held by Mr. Marone. The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting. Mr. Marone’s Rule 10b5-1 sales plan will expire on December 31, 2027, subject to the plan’s earlier expiration or completion in accordance with its terms. Marcin Urbaszek, our Deputy Chief Financial Officer, adopted a Rule 10b5-1 sales plan on March 6, 2025 that provides for the automatic sale of shares of class A common stock in order to satisfy tax withholding obligations arising from vesting of an aggregate of 12,889 shares of restricted stock granted on December 15,
2024, held by Mr. Urbaszek. The number of shares to be sold under the plan is unknown, as the number of shares will vary based on the extent to which vesting conditions are satisfied and the market price of our class A common stock at the time of vesting. Mr. Urbaszek’s Rule 10b5-1 sales plan will expire on December 31, 2027, subject to the plan’s earlier expiration or completion in accordance with its terms.

ITEM 6.	EXHIBITS

10.1
Sixth Amendment to Master Repurchase Agreement, dated as of February 20, 2025, by and among Parlex 3A
USD IE Issuer Designated Activity Company, Parlex 3A GBP IE Issuer Designated Activity Company, Parlex
3A EUR IE Issuer Designated Activity Company, Parlex 3A SEK IE Issuer Designated Activity Company,
Perpetual Corporate Trust Limited as Trustee of the Parlex 2022-1 Issuer Trust, Parlex 3A CAD IE Issuer
Designated Activity Company, Parlex 3A FINCO, LLC, Barclays Bank PLC, Parlex 3A Finco, LLC, Parlex
3A UK Finco, LLC, Parlex 3A EUR Finco, LLC, Parlex 3A SEK Finco, LLC, Silver Fin Sub TC PTY LTD,
Gloss Finco 1, LLC, and Parlex 3A CAD Finco, LLC.

10.2	Amendment No. 18 to the Amended and Restated Master Repurchase and Securities Contract, dated as of March 13, 2025, between Parlex 5 Finco, LLC and Wells Fargo Bank, National Association.

31.1	Certification of Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 +	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 +	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Section 13(r) Disclosure

101.INS	XBRL Instance Document – the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

BLACKSTONE MORTGAGE TRUST, INC.

April 30, 2025	/s/ Katharine A. Keenan
Date	Katharine A. Keenan
Chief Executive Officer
(Principal Executive Officer)

April 30, 2025	/s/ Anthony F. Marone, Jr.
Date	Anthony F. Marone, Jr.
Chief Financial Officer
(Principal Financial Officer)

April 30, 2025	/s/ Marcin Urbaszek
Date	Marcin Urbaszek
Deputy Chief Financial Officer
(Principal Accounting Officer)